Form 10-Q
period 2010-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2010-08-05
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number
001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
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
A total of 132,000,301 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 2, 2010.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2010	2009
ASSETS
Real estate investments:
Rental properties	$4,445,083	$4,512,618
Accumulated depreciation	(750,848)	(716,956)

Operating real estate investments, net	3,694,235	3,795,662
Construction-in-progress	334,196	271,962
Land inventory	106,715	97,368

Total real estate investments, net	4,135,146	4,164,992

Cash and cash equivalents	297	1,567
Accounts receivable, net	19,603	10,934
Accrued rent receivable, net	88,105	87,173
Investment in real estate ventures, at equity	77,908	75,458
Deferred costs, net	102,664	106,097
Intangible assets, net	87,507	105,163
Notes receivable	59,939	59,008
Other assets	46,015	53,358

Total assets	$4,617,184	$4,663,750

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$503,570	$551,720
Borrowing under credit facilities	160,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,563,471	1,627,857
Accounts payable and accrued expenses	79,358	88,599
Distributions payable	22,295	21,799
Tenant security deposits and deferred rents	52,435	58,572
Acquired below market leases, net	32,641	37,087
Deferred income	73,695	47,379
Other liabilities	25,712	33,997

Total liabilities	2,696,177	2,742,010

Commitments and contingencies (Note 16)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 132,134,448 and 128,849,176 issued in 2010 and 2009, respectively and 132,000,301 and 128,597,412 outstanding in 2010 and 2009, respectively	1,319	1,286
Additional paid-in capital	2,652,695	2,610,421
Deferred compensation payable in common stock	6,023	5,549
Common shares in treasury, at cost, 134,147 and 251,764 in 2010 and 2009, respectively	(3,806)	(7,205)
Common shares in grantor trust, 299,314 in 2010 and 255,700 in 2009	(6,023)	(5,549)
Cumulative earnings	494,989	501,384
Accumulated other comprehensive loss	(5,056)	(9,138)
Cumulative distributions	(1,256,962)	(1,213,359)

Total Brandywine Realty Trust’s equity	1,883,222	1,883,432
Non-controlling interests	37,785	38,308

Total equity	1,921,007	1,921,740

Total liabilities and equity	$4,617,184	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month		For the six-month
	periods ended June 30,		periods ended June 30,
	2010	2009	2010	2009
Revenue:
Rents	$114,532	$119,445	$230,041	$239,730
Tenant reimbursements	17,704	16,999	39,187	37,687
Termination fees	1,331	963	3,085	1,076
Third party management fees, labor reimbursement and leasing	2,904	4,097	6,371	8,861
Other	1,024	570	1,945	1,451

Total revenue	137,495	142,074	280,629	288,805

Operating Expenses:
Property operating expenses	38,748	39,119	83,896	82,541
Real estate taxes	13,698	13,952	26,750	28,784
Third party management expenses	1,493	1,968	2,905	4,083
Depreciation and amortization	52,125	52,708	104,747	103,923
General and administrative expenses	6,653	5,515	12,745	10,473

Total operating expenses	112,717	113,262	231,043	229,804

Operating income	24,778	28,812	49,586	59,001

Other Income (Expense):
Interest income	963	642	1,828	1,221
Interest expense	(31,210)	(34,944)	(62,734)	(70,590)
Interest expense — amortization of deferred financing costs	(862)	(1,894)	(1,873)	(3,146)
Recognized hedge activity	—	(305)	—	(305)
Equity in income of real estate ventures	1,025	1,533	2,321	2,119
(Loss) gain on early extinguishment of debt	(445)	12,013	(1,637)	18,652

Income (loss) from continuing operations	(5,751)	5,857	(12,509)	6,952

Discontinued operations:
Income from discontinued operations	151	1,148	161	2,686
Net (loss) gain on disposition of discontinued operations	—	(1,225)	6,349	(1,031)
Provision for impairment	—	—	—	(3,700)

Total discontinued operations	151	(77)	6,510	(2,045)

Net income (loss)	(5,600)	5,780	(5,999)	4,907

Net (income) loss from discontinued operations attributable to non- controlling interests — LP units	(3)	2	(139)	63
Net (income) loss attributable to non-controlling interests — partners’ share of consolidated real estate ventures	—	(28)	—	(22)
Net (income) loss attributable to non-controlling interests — LP units	162	(141)	349	(113)

Net (income) loss attributable to non-controlling interests	159	(167)	210	(72)

Net income (loss) attributable to Brandywine Realty Trust	(5,441)	5,613	(5,789)	4,835
Distribution to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(128)	(73)	(256)	(110)

Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(7,567)	$3,542	$(10,041)	$729

Basic earnings per Common Share:
Continuing operations	$(0.06)	$0.03	$(0.13)	$0.03
Discontinued operations	0.00	(0.00)	0.05	(0.02)

	$(0.06)	$0.03	$(0.08)	$0.01

Diluted earnings per Common Share:
Continuing operations	(0.06)	$0.03	$(0.13)	$0.03
Discontinued operations	0.00	(0.00)	0.05	(0.02)

	$(0.06)	$0.03	$(0.08)	$0.01

Basic weighted average shares outstanding	131,510,924	101,583,997	130,146,853	94,934,134

Diluted weighted average shares outstanding	131,510,924	102,742,343	130,146,853	95,495,746

Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(5,589)	$5,688	$(12,160)	$6,817
Income (loss) from discontinued operations	148	(75)	6,371	(1,982)

Net income (loss)	$(5,441)	$5,613	$(5,789)	$4,835

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the six-month
	periods ended June 30,		periods ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(5,600)	$5,780	$(5,999)	$4,907

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,355	(4,217)	4,171	6,069
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	14	(20)	(1)	(40)

Total comprehensive income (loss)	2,369	(4,237)	4,170	6,029

Comprehensive income (loss)	(3,231)	1,543	(1,829)	10,936

Comprehensive (income) loss attributable to non-controlling interest	109	(167)	122	(72)

Comprehensive income (loss) attributable to Brandywine Realty Trust	$(3,122)	$1,376	$(1,707)	$10,864

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Six-Month Periods Ended June 30, 2010 and 2009
(unaudited, in thousands, except number of shares)
June 30, 2010

							Number of Rabbi	Common Shares of			Deferred			Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Trust/Deferred	Brandywine Realty			Compensation			Other
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	in Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	2,000,000	$20	2,300,000	$23	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss													(5,789)			(210)	(5,999)
Comprehensive income														4,082		88	4,170
Issuance of Common Shares of Beneficial Interest					3,285,345			33	41,659								41,692
Equity issuance costs									(770)								(770)
Bonus Share Issuance						(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock						(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization									1,806								1,806
Restricted Performance Units Amortization									424								424
Share Issuance from/to Deferred Compensation Plan					(73)		(1,002)		—		(33)	33					—
Stock Option Amortization									503								503
Outperformance Plan Amortization									246								246
Trustee Fees Paid in Shares						(8,412)	3,020			224	35	(35)	(126)				98
Adjustment to Non-controlling Interest									(480)							480	—
Cumulative Effect of Accounting Change for Variable Interest Entities													1,439			(38)	1,401
Preferred Share distributions															(3,996)		(3,996)
Distributions declared ($0.30 per share)															(39,607)	(843)	(40,450)

BALANCE, June 30, 2010	2,000,000	$20	2,300,000	$23	132,134,448	134,147	299,314	$1,319	$2,652,695	$(3,806)	$6,023	$(6,023)	$494,989	$(5,056)	$(1,256,962)	$37,785	$1,921,007

June 30, 2009

							Number of Rabbi	Common Shares of			Deferred			Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Trust/Deferred	Brandywine Realty			Compensation			Other
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net income													4,835			72	4,907
Comprehensive income														6,353		(324)	6,029
Issuance of Common Shares of Beneficial Interest					40,250,000			402	242,043								242,445
Bonus Share Issuance						(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock						(78,607)	8,971	2	(778)	2,704	56	(56)	(2,142)				(214)
Restricted Stock Amortization									1,644								1,644
Restricted Performance Units Amortization									99								99
Share Issuance from/to Deferred Compensation Plan					(2,719)	(54,854)	35,186	—	(21)	1,830	(507)	507	(1,670)				139
Share Choice Plan Issuance					(7,081)				(46)								(46)
Stock Option Amortization									227								227
Outperformance Plan Amortization									615								615
Trustee Fees Paid in Shares						(13,987)	4,895			466	35	(35)	(366)				100
Adjustment to Non-controlling Interest									12,709							(12,709)	—
Other — consolidated real estate ventures																124	124
Preferred Share distributions															(3,996)		(3,996)
Distributions declared ($0.20 per share)															(22,020)	(563)	(22,583)

BALANCE, June 30, 2009	2,000,000	$20	2,300,000	$23	128,850,253	266,842	264,794	$1,286	$2,607,920	$(7,893)	$5,858	$(5,858)	$498,268	$(10,652)	$(1,176,422)	$39,561	$1,952,111

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(5,999)	$4,907
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	80,447	80,109
Amortization:
Deferred financing costs	1,873	3,146
Amortization of debt discount/(premium), net	490	1,215
Deferred leasing costs	10,139	8,928
Acquired above (below) market leases, net	(3,181)	(3,487)
Acquired lease intangibles	14,036	17,051
Stock-based compensation costs	2,492	2,288
Recognized hedge activity	—	305
Straight-line rent	(5,408)	(4,094)
Provision for doubtful accounts	1,717	3,907
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(1,958)	(1,026)
Net loss (gain) on sale of interests in real estate	(6,349)	1,031
Loss (gain) on early extinguishment of debt	1,637	(18,652)
Contributions from historic tax credit transaction, net of deferred costs	27,396	—
Cumulative interest accretion of repayments of unsecured notes	(2,716)	(1,955)
Changes in assets and liabilities:
Accounts receivable	161	2,671
Other assets	2,074	9,412
Accounts payable and accrued expenses	(7,089)	2,611
Tenant security deposits and deferred rents	(4,570)	(2,707)
Other liabilities	(2,190)	(4,262)

Net cash from operating activities	103,002	105,098

Cash flows from investing activities:
Sales of properties, net	10,445	33,354
Capital expenditures	(75,423)	(94,810)
Advances for purchase of tenant assets	(9,116)	—
Investment in unconsolidated Real Estate Ventures	—	(14,980)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	801	11,346
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(25,609)	(14,286)

Net cash used in investing activities	(100,284)	(47,991)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	231,000	347,000
Repayments of Credit Facility borrowings	(163,000)	(426,000)
Proceeds from mortgage notes payable	—	89,800
Repayments of mortgage notes payable	(4,467)	(73,576)
Repayments of unsecured notes	(64,604)	(174,823)
Debt financing costs	8	(21,525)
Net proceeds from issuance of shares	41,021	242,455
Distributions paid to shareholders	(43,104)	(39,299)
Distributions to noncontrolling interest	(842)	(1,127)

Net cash from (used in) financing activities	(3,988)	(57,095)

Increase (decrease) in cash and cash equivalents	(1,270)	12
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$297	$3,936

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2010 and 2009 of $6,791 and $3,459, respectively	$37,578	$74,584
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	—	950
Change in capital expenditures financed through accounts payable at period end	(2,739)	8,300
Change in capital expenditures financed through retention payable at period end	1,624	582
Change in unfunded tenant allowance	(2,418)	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	(42,877)	—
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE REALTY TRUST
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
As of June 30, 2010, the Company owned 213 office properties, 20 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.6 million net rentable square feet. The Company also has two properties under development and one property under redevelopment containing an aggregate 1.4 million net rentable square feet. Therefore, as of June 30, 2010, the Company owned 239 properties containing an aggregate of 25.0 million net rentable square feet. In addition, as of June 30, 2010, the Company owned economic interests in 15 unconsolidated real estate ventures that contain approximately 4.6 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
Brandywine Realty Trust is the sole general partner of the Operating Partnership and, as of June 30, 2010, owned a 97.9% interest in the Operating Partnership. The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2010, the management company subsidiaries were managing properties containing an aggregate of approximately 34.4 million net rentable square feet, of which approximately 25.0 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2010, the results of its operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 1, 2010.
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
During the Company’s impairment review for the six months period ended June 30, 2010, it was determined that no impairment charges were necessary. For the six months period ended June 30, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter of the prior year.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.8 million and $3.8 million for the three and six-month periods ended June 30, 2010 and approximately $1.6 million and $2.6 million for the three and six-month periods ended June 30, 2009, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.7 million and $1.6 million for the three and six-month periods ended June 30, 2010 and by $0.6 million and $1.5 million for the three and six-month periods ended June 30, 2009, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.3 million and $1.0 million for the three and six-month periods ended June 30, 2010 and by $0.2 million and $0.4 million for the three and six-month periods ended June 30 2009, respectively.

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
Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of June 30, 2010, 6,761,947 common shares remained available for future awards under the 1997 Plan (including those shares available solely for options and share appreciation rights). Through June 30, 2010, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.4 million and $2.5 million during the three and six-month periods ended June 30, 2010 and, in addition, $0.4 million and $0.6 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.3 million and $2.3 million during the three and six-month periods ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income while the ineffective portions are recognized in earnings. During the three months ended June 30, 2009, the Company recognized $0.3 million for the ineffective portion of its two forward starting swaps. The ineffectiveness resulted from the change in the forecasted debt transaction issuance date. The interest rate swaps were cash settled in December 2009.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$216	$216	$—	$—

Liabilities:
Interest Rate Swaps	$3,150	$—	$3,150	$—
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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least quarterly at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and,
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of June 30, 2010.
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
Accounting Pronouncements Adopted During 2010
In January 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The new standard is effective for fiscal years and interim periods ending after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations, as no distributions were paid with stock.
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

Previously Consolidated:
Four Tower Bridge and Six Tower Bridge Ventures
Each of the Four Tower Bridge and Six Tower Bridge Real Estate Ventures was formed as a limited partnership to own and manage an office property located in Conshohocken, Pennsylvania. The Company entered into these ventures with two other partners during 1997 and 1998, respectively. The other partner in Four Tower Bridge owns a 35% interest in the partnership entity and the other partner in Six Tower Bridge owns a 37% interest in the partnership entities. These Real Estate Ventures were determined to be VIEs and were previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The Real Estate Ventures were determined to be VIEs due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that it will no longer consolidate these Real Estate Ventures after it was determined that the partners have shared power in the ventures and no related party considerations were identified. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Company deconsolidated these two Real Estate Ventures in accordance with the new accounting standard.
Coppell Associates
Coppell Associates is a Real Estate Venture that owns one property in Austin, Texas. The Company entered into this venture with another partner which owns a 50% interest in the partnership. This Real Estate Venture is a VIE and was previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The venture was determined to be a VIE due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that it will no longer consolidate this Real Estate Venture after it concluded that the partners have shared power in the venture. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Company deconsolidated this Real Estate Venture in accordance with the new accounting standard.
Other VIEs:
PJP VII
The Company holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners has 50% ownership interest in the venture while the other one has ownership interest of 25%. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of June 30, 2010 and the Company guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Company does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this real estate venture.
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
G&I VI Interchange Office LLC
The Company holds a 20% interest in a Real Estate Venture that owns a portfolio of 29 office properties located in Montgomery, Bucks, and Lehigh counties in Pennsylvania. The other partner in this venture holds an 80% ownership interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs. The venture continues to be determined a VIE due to the disproportionate voting rights. The Company has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.

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
Other Unconsolidated Real Estate Venture
In accordance with the Company’s adoption of the accounting standard for the consolidation of VIEs, it was determined that the Company would not consolidate the Real Estate Ventures below based on the evaluation of the substantive participating rights of the partners in each venture under the voting interest model:
•	Two Tower Bridge (Company as co-General Partner with 35% Ownership Interest)
•	Eight Tower Bridge (Company as Limited Partner with 3% Preferred Equity Interest)
•	PJP Real Estate Ventures (Company as Operating Member with 25% to 30% Ownership Interest)
•	Macquarie BDN Office LLC (Company as Operating Member with 20% Ownership Interest)
•	Broadmoor Joint Venture (Company as co-Managing Venturer with 50% Ownership Interest)
•	1000 Chesterbrook (Company as co-General Partner with 50% Ownership Interest)
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
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Company has control to direct the business activities of the entities. Where the Company has concluded that control is shared, it is generally because of at least one other partner and the Company must agree on decisions that are considered significant. The Company has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Company was considered to be a related party, the Company is not the party deemed to be the most closely associated with the business. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at June 30, 2010. Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.
The difference between the net amount removed from the Company’s consolidated balance sheet and the amount of the Company’s retained interest in the deconsolidated VIEs, amounting to $1.4 million, was recognized as a cumulative effect of accounting change to cumulative earnings in the Company’s consolidated balance sheets.

3. REAL ESTATE INVESTMENTS
As of June 30, 2010 and December 31, 2009 the gross carrying value of the Company’s rental properties was as follows (in thousands):

	June 30, 2010	December 31, 2009

Land	$681,279	$690,441
Building and improvements	3,354,646	3,393,498
Tenant improvements	409,158	428,679

	$4,445,083	$4,512,618

Acquisitions and Dispositions
The Company did not complete any acquisitions during the period covered in these financial statements.
As of June 30, 2010, two of the Company’s building properties located in King of Prussia, Pennsylvania are currently undergoing demolition and the remaining land balances are now presented as land inventory in the Company’s consolidated balance sheets. The Company has determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During the three months ended June 30, 2010, the Company recognized the remaining depreciation of both properties amounting to $2.7 million with the land values of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
On January 14, 2010, the Company sold Westmoreland Plaza, a 121,815 net rentable square feet office property located in Richmond, Virginia, for a sales price of $10.8 million. This sale is included in discontinued operations (see Note 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2010, the Company had an aggregate investment of approximately $77.9 million in 15 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interest in them, to develop office properties or to acquire land in anticipation of possible development of office properties. Thirteen of the Real Estate Ventures own 48 office buildings that contain an aggregate of approximately 4.6 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped parcel of land and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010 (a)	2009

Net property	$529,816	$503,932
Other assets	109,766	96,643
Other Liabilities	32,865	37,774
Debt	515,774	470,232
Equity	90,943	92,569
Company’s share of equity (Company’s basis)	77,908	75,458

(a)	-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the Real Estate Ventures for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2010 (a)	2009	2010 (a)	2009

Revenue	$30,528	$27,125	$54,598	$53,869
Operating expenses	10,305	9,109	19,001	18,675
Interest expense, net	9,270	6,845	17,008	13,997
Depreciation and amortization	8,302	8,859	14,524	17,681
Net income	2,651	2,312	4,065	3,336
Company’s share of income (Company’s basis)	1,025	1,533	2,321	2,119

(a)	-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of June 30, 2010, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2010 and December 31, 2009, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$128,954	$(55,566)	$73,388
Financing Costs	40,396	(11,120)	29,276

Total	$169,350	$(66,686)	$102,664

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During the three and six-months ended June 30, 2010, the Company capitalized internal direct leasing costs of $1.3 million and $3.1 million, and $1.8 million and $3.0 million during the three and six-months ended June 30, 2009, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of June 30, 2010 and December 31, 2009, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$109,248	$(66,940)	$42,308
Tenant relationship value	93,994	(52,447)	41,547
Above market leases acquired	14,198	(10,546)	3,652

Total	$217,440	$(129,933)	$87,507

Below market leases acquired	$73,402	$(40,761)	$32,641

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

As of June 30, 2010, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2010	$12,859	$3,884
2011	22,137	6,991
2012	16,957	6,275
2013	12,191	5,836
2014	8,884	4,348
Thereafter	14,479	5,307

Total	$87,507	$32,641

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s debt obligations outstanding at June 30, 2010 and December 31, 2009 (in thousands):
MORTGAGE DEBT:

			Effective
	June 30,	December 31,	Interest	Maturity
Property / Location	2010	2009	Rate	Date

Plymouth Meeting Exec.	$41,649	$42,042	7.00% (a)	Dec-10
Four Tower Bridge	—	10,158	6.62% (b)	Feb-11
Arboretum I, II, III & V	20,722	21,046	7.59%	Jul-11
Midlantic Drive/Lenox Drive/DCC I	57,381	58,215	8.05%	Oct-11
Research Office Center	39,581	39,999	5.30% (a)	Oct-11
Concord Airport Plaza	35,054	35,594	5.55% (a)	Jan-12
Six Tower Bridge	—	13,557	7.79% (b)	Aug-12
Newtown Square/Berwyn Park/Libertyview	58,842	59,557	7.25%	May-13
Coppell Associates II	—	2,711	6.89% (b)	Dec-13
Southpoint III	2,932	3,255	7.75%	Apr-14
Tysons Corner	97,284	98,056	5.36% (a)	Aug-15
Coppell Associates I	—	16,600	5.75% (b)	Feb-16
Two Logan Square	89,800	89,800	7.57%	Apr-16
One Logan Square	60,000	60,000	4.50%	Jul-16

Principal balance outstanding	503,245	550,590
Plus: unamortized fixed-rate debt premiums, net	325	1,130

Total mortgage indebtedness	$503,570	$551,720

UNSECURED DEBT:
$300.0M 5.625% Guaranteed Notes due 2010	196,774	198,545	5.61%	Dec-10
Bank Term Loan	183,000	183,000	LIBOR + 0.80%	Jun-11 (c)
Credit Facility	160,000	92,000	LIBOR + 0.725%	Jun-11 (c)
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	73,535	127,960	5.50%	Oct-11 (d)
$300.0M 5.750% Guaranteed Notes due 2012	176,769	187,825	5.77%	Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%	Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.75%	May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%	Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%	May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	Jul-35

Principal balance outstanding	1,911,369	1,910,621
Less: unamortized exchangeable debt discount	(1,808)	(4,327)
unamortized fixed-rate debt discounts, net	(3,090)	(3,437)

Total unsecured indebtedness	$1,906,471	$1,902,857

Total Debt Obligations	$2,410,041	$2,454,577

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans were removed from the Company’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(c)	On July 20, 2010, the maturity date of the Bank Term Loan was extended from October 18, 2010 to June 29, 2011. The Bank Term Loan and the Credit Facility may be extended to June 29, 2012 at the Company’s discretion.

(d)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
During the six-month periods ended June 30, 2010 and 2009, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.43% and 6.70%, respectively.

During the six-months ended June 30, 2010, the Company repurchased $67.3 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$1,829	$1,772	$(33)	$2
2012 5.750% Notes	11,666	11,056	(369)	29
3.875% Notes	54,662	54,425	(1,235)	250

	$68,157	$67,253	$(1,637)	$281

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2010, the Company had $160.0 million of borrowings, $14.0 million in letters of credit outstanding, and a $92.1 million holdback in connection with its historic tax credit transaction leaving $333.9 million of unused availability. During the six-month periods ended June 30, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 1.01% and 1.87%, respectively. As of June 30, 2010 and 2009, the weighted average interest rate on the Credit Facility was 1.07% and 1.42%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of June 30, 2010.
On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Company paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010. In order for funding to occur, certain conditions must be met by the Company which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Company intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of June 30, 2010, the commitment fee is included as part of the deferred costs in the Company’s consolidated balance sheet as it believes the funding is probable of occurring. The Company will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Company believes the funding will not occur, this cost will be written off in the period that such determination is made. In addition, should the funding not occur either because the Company does not meet the conditions or the Company decides not to proceed with the funding, a termination fee is payable (see Note 16).
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

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $73.5 at June 30, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within Additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $1.8 million at June 30, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at June 30, 2010 and December 31, 2009 was 5.5%. The Company recognized contractual coupon interest of $0.8 million and $1.9 million for the three and six-month periods ended June 30, 2010 and $2.4 million and $5.4 million for the three and six-month periods ended June 30, 2009, respectively. In addition, the Company recognized interest on amortization of debt discount of $0.4 million and $0.9 million during the three and six-month periods ended June 30, 2010, and $1.0 million and $1.3 million during the three and six-month periods ended June 30, 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $0.5 million and $1.6 million for the three and six-month periods ended June 30, 2010, respectively, and $1.5 million for the three month period ended June 30, 2009.
As of June 30, 2010, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$242,484
2011	537,660
2012	214,835
2013	58,688
2014	246,158
Thereafter	1,114,789

Total principal payments	2,414,614
Net unamortized premiums/discounts	(4,573)

Outstanding indebtedness	$2,410,041

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of June 30, 2010 and December 31, 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$503,245		$480,455	$551,873		$523,745
Unsecured notes payable, net of discounts	$1,489,758		$1,522,901	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$421,610		$406,645	$353,610		$341,210
Notes Receivable	$72,965	(a)	$62,776	$71,989	(a)	$62,776

(a)	For purposes of this disclosure, one of the notes is presented gross of the recognized deferred gain of $12.9 million arising from the sale of two properties in the prior year accounted for under the accounting standard for installment sales.
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
The Company was in compliance with all financial covenants as of June 30, 2010. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued volatility in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of the hedges at June 30, 2010 and December 31, 2009 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $0.3 million of ineffectiveness charged to the consolidated statements of operations during the three months ended June 30, 2009 relating to the two forward starting swaps.
The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2010 and December 31, 2009 (in thousands). The notional amounts present the Company’s use of these instruments, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	6/30/2010	12/31/2009		Strike	Date	Date	6/30/2010	12/31/2009
Swap	Interest Rate	Cash Flow (b)	$152,700	$123,000	(a)	4.709%	9/20/07	10/18/10	$2,213	$5,162
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		4.415%	10/19/07	10/18/10	336	827
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.747%	11/26/07	10/18/10	280	688
Swap	Interest Rate	Cash Flow (b)	25,774	25,774		2.975%	10/16/08	10/30/10	321	643

			$228,474	$198,774					$3,150	$7,320

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Company’s rents during the three and six-month periods ended June 30, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
For the three and six-month periods ended June 30, 2010, income from discontinued operations relates to the one property that the Company sold during 2010. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three and six-month periods ended June 30, 2010 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2010	ended June 30, 2010
Revenue:
Tenant reimbursements	$172	220

Expenses:
Property operating expenses	21	46
Real estate taxes	—	2
Depreciation & amortization	—	11

Total operating expenses	21	59
Income from discontinued operations before gain on sale of interests in real estate	151	161

Net gain on sale of interest in real estate	—	6,349

Income from discontinued operations	151	6,510
Income from discontinued operations attributable to non-controlling interest	(3)	(139)

Income from discontinued operations attributable to Brandywine Realty Trust	$148	$6,371

For the three and six-month periods ended June 30, 2009, income from discontinued operations relates to properties that the Company sold through June 30, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2009 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2009	ended June 30, 2009
Revenue:
Rents	$2,464	$5,989
Tenant reimbursements	1,633	3,425
Other	16	121

Total revenue	4,113	9,535

Expenses:
Property operating expenses	1,641	3,465
Real estate taxes	582	1,230
Depreciation and amortization	742	2,154

Total operating expenses	2,965	6,849

Income from discontinued operations before gain on sale of interests in real estate	1,148	2,686

Net loss on sale of interests in real estate	(1,225)	(1,031)
Provision for impairment	—	(3,700)

Loss from discontinued operations	(77)	(2,045)
Loss from discontinued operations attributable to non-controlling interests	2	63

Loss from discontinued operations attributable to Brandywine Realty Trust	$(75)	$(1,982)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. NON-CONTROLLING INTERESTS IN OPERATING PARTNERSHIP
As of June 30, 2010 and December 31, 2009, the aggregate book value of the non-controlling interests (which reflect units in the Operating Partnership not owned by the Company) in the accompanying consolidated balance sheet was $37.8 million and $38.3 million, respectively, and the Company believes that the aggregate settlement value of these interests was approximately $30.2 million and $32.0 million, respectively. This amount is based on the number of units outstanding and the closing share price on the balance sheet date.

12. BENEFICIARIES’ EQUITY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(5,751)	$(5,751)	$5,857	$5,857

Net (loss) income from continuing operations attributable to non-controlling interests	162	162	(169)	(169)
Amount allocable to unvested restricted shareholders	(128)	(128)	(73)	(73)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	(7,715)	(7,715)	3,617	3,617

Income (loss) from discontinued operations	151	151	(77)	(77)
Net (income) loss from discontinued operations attributable to non-controlling interests	(3)	(3)	2	2

Discontinued operations attributable to common shareholders	148	148	(75)	(75)

Net (loss) income attributable to common shareholders	$(7,567)	$(7,567)	$3,542	$3,542

Denominator
Weighted-average shares outstanding	131,510,924	131,510,924	101,583,997	101,583,997
Contingent securities/Stock based compensation	—	—	—	1,158,346

Total weighted-average shares outstanding	131,510,924	131,510,924	101,583,997	102,742,343

Earnings per Common Share:
(Loss) income from continuing operations attributable to common shareholders	$(0.06)	$(0.06)	$0.03	$0.03
Discontinued operations attributable to common shareholders	—	—	—	—

Net (loss) income attributable to common shareholders	$(0.06)	$(0.06)	$0.03	$0.03

	Six-month periods ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(12,509)	$(12,509)	$6,952	$6,952

Net (loss) income from continuing operations attributable to non-controlling interests	349	349	(135)	(135)
Amount allocable to unvested restricted shareholders	(256)	(256)	(110)	(110)
Preferred share dividends	(3,996)	(3,996)	(3,996)	(3,996)

Income (loss) from continuing operations available to common shareholders	(16,412)	(16,412)	2,711	2,711

Income (loss) from discontinued operations	6,510	6,510	(2,045)	(2,045)
(Income) loss from discontinued operations attributable to non-controlling interests	(139)	(139)	63	63

Discontinued operations attributable to common shareholders	6,371	6,371	(1,982)	(1,982)

Net (loss) income attributable to common shareholders	$(10,041)	$(10,041)	$729	$729

Denominator
Weighted-average shares outstanding	130,146,853	130,146,853	94,934,134	94,934,134
Contingent securities/Stock based compensation	—	—	—	561,612

Total weighted-average shares outstanding	130,146,853	130,146,853	94,934,134	95,495,746

Earnings per Common Share:
(Loss) income from continuing operations attributable to common shareholders	$(0.13)	$(0.13)	$0.03	$0.03
Discontinued operations attributable to common shareholders	0.05	0.05	(0.02)	(0.02)

Net (loss) income attributable to common shareholders	$(0.08)	$(0.08)	$0.01	$0.01

Securities totaling 2,809,108 and 2,816,621 as of June 30, 2010 and 2009, respectively, were excluded from the earnings per share computations because their effect would have been anti-dilutive.

The contingent securities/stock based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Company. The effect of these securities is anti-dilutive for periods that the Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six months ended June 30, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On June 2, 2010, the Company declared a distribution of $0.15 per Common Share, totaling $19.9 million, which was paid on July 20, 2010 to shareholders of record as of July 6, 2010. On June 2, 2010, the Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Company commenced a continuous equity offering program (the “Offering Program”), under which the Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Company of the appropriate sources of funding. In conjunction with the Offering Program, the Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the six months ended June 30, 2010. During the three -month period ended June 30, 2010, the Company sold 1,960,145 shares, under this program at an average sales price of $12.89 per share resulting in net proceeds of $24.8 million. From its inception in March 2010 through June 30, 2010, the Company has sold 3,285,345 under this program at an average sales price of $12.69 per share resulting in net proceeds of $40.9 million. The Company used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
The Company did not repurchase any shares during the six-month period ended June 30, 2010. As of June 30, 2010, the Company may purchase an additional 0.5 million shares under the plan.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Company to repurchase any shares. The Company may discontinue the program at any time.
13. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At June 30, 2010, the Company had 3,129,372 options outstanding under its shareholder approved equity incentive plan. There were 1,731,884 options unvested as of June 30, 2010 and $2.2 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 1.8 years. During the three and six months ended June 30, 2010, the Company recognized $0.3 million and $0.5 million of compensation expense, respectively, related to unvested options. During the three and six months ended June 30, 2009, the Company recognized $0.1 million and $0.2 million of compensation expense, respectively. The recognized compensation expenses are included in general and administrative expense in the Company’s consolidated statements of operations. The Company has also capitalized nominal amounts of compensation expense for the said periods as part of the Company’s review of employee salaries eligible for capitalization.

Option activity as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	8.18	5,303,686

Outstanding at June 30, 2010	3,129,372	$14.52	8.30	$(11,785,528)

Vested/Exercisable at June 30, 2010	1,397,487	$17.50	4.51	$(5,665,160)
Restricted Share Awards
As of June 30, 2010, 852,276 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at June 30, 2010 was approximately $6.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.1 years. The Company recognized compensation expense related to outstanding restricted shares of $1.0 million and $1.8 million during the three and six months ended June 30, 2010, of which $0.2 million and $0.4 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized compensation expense related to outstanding restricted shares of $1.2 million and $1.6 million during the three and six months ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	240,302	11.56
Vested	(95,798)	20.47
Forfeited	(808)	12.51

Non-vested at June 30, 2010	852,276	$10.76

Restricted Performance Share Units Plan
On March 4, 2010 and April 1, 2009, the Company’s Compensation Committee awarded an aggregate of 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2012 or December 31, 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.

The fair values of the 2010 and 2009 awards on the grant date were $2.0 million and $1.1 million, respectively, and are being amortized over the said cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three and six-month periods ended June 30, 2010, the Company recognized total compensation expense for both awards of $0.3 million and $0.5 million, respectively, related to this plan of which nominal amounts were capitalized for each period as part of the Company’s review of employee salaries eligible for capitalization. For the three months ended June 30, 2009, the Company recognized total compensation expense for the 2009 award of $0.1 million related to this plan of which a nominal amount was also capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three and six-month periods ended June 30, 2010, the Company recognized $0.1 million and $0.2 million, respectively, of compensation expenses related to the outperformance program. For the three and six-month periods ended June 30, 2009, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three and six-month periods ended June 30, 2010, employees made purchases of $0.2 million and $0.3 million, respectively, under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. During the three and six-month periods ended June 30, 2009, employees made purchases of $0.1 million and $0.2 million, respectively, under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the six month periods ended June 30, 2010 and 2009, the Company recorded a net decrease in compensation costs of $0.2 million and a net increase of $0.5 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the six month periods ended June 30, 2010 and 2009, the Company recorded a net increase in compensation cost of $0.2 million and a net decrease of $0.8 million, respectively, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At June 30, 2010 and 2009, there were 0.3 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

14. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is on or about September 1, 2010). USB has agreed to contribute approximately $64.8 million of Project costs and advanced $10.2 million of that amount contemporaneously with the closing of the transaction. USB advanced an additional $27.4 million and $23.8 million in June 2010 and December 2009, respectively. The remaining funds will be advanced upon achievement of certain construction milestones and compliance with the federal rehabilitation regulations. In return for its investment, USB will, upon completion of the Project, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Company concluded that the Project should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in September 2010. The total USB contributions made amounting to $61.4 million and $34.0 million is presented within deferred income in the Company’s consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $1.7 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively. The Company anticipates that beginning in September 2011 it will recognize the cash received as revenue over the five year credit recapture period as defined in the Internal Revenue Code. The Company also expects that USB will exercise the put/call provision in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2010 is $2.5 million and is included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $0.4 million for the three and six-months ended June 30, 2010, respectively.
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
USB contributed $13.3 million into the garage project and as such it is entitled to substantially all of the benefits derived from the tax credit, but it does not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities and is being accreted to the expected fixed put price. The said put price is insignificant.

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at June 30, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2010 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.
15. SEGMENT INFORMATION
As of June 30, 2010, the Company manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of June 30, 2010:
Real estate investments, at cost:
Operating properties	$1,683,428	$1,354,998	$594,520	$292,956	$266,807	$252,374	$—	$4,445,083
Construction-in-progress	$—	$—	$—	$—	$—	$—	$334,196	$334,196
Land inventory	$—	$—	$—	$—	$—	$—	$106,715	$106,715

As of December 31, 2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	$—	$—	$—	$—	$—	$—	$271,962	$271,962
Land inventory	$—	$—	$—	$—	$—	$—	$97,368	$97,368

For the three-months ended June 30, 2010:
Total revenue	$55,970	$34,661	$24,028	$8,769	$8,358	$5,966	$(257)	$137,495
Property operating expenses, real estate taxes and third party management expenses	20,904	11,996	11,345	3,165	3,601	2,957	(29)	53,939

Net operating income	$35,066	$22,665	$12,683	$5,604	$4,757	$3,009	$(228)	$83,556

For the three-months ended June 30, 2009:
Total revenue	$57,205	$34,637	$25,387	$8,948	$8,278	$6,158	$1,461	$142,074
Property operating expenses, real estate taxes and third party management expenses	20,492	12,757	10,827	3,310	3,877	3,390	386	55,039

Net operating income	$36,713	$21,880	$14,560	$5,638	$4,401	$2,768	$1,075	$87,035

For the six-months ended June 30, 2010:
Total revenue	$114,245	$69,403	$50,823	$18,168	$16,745	$11,871	$(626)	$280,629
Property operating expenses, real estate taxes and third party management expenses	45,624	24,373	24,447	6,825	7,078	5,685	(481)	113,551

Net operating income	$68,621	$45,030	$26,376	$11,343	$9,667	$6,186	$(145)	$167,078

For the six-months ended June 30, 2009:
Total revenue	$116,257	$69,811	$50,915	$18,264	$16,872	$13,532	$3,154	$288,805
Property operating expenses, real estate taxes and third party management expenses	43,517	26,661	23,136	6,966	7,748	6,742	638	115,408

Net operating income	$72,740	$43,150	$27,779	$11,298	$9,124	$6,790	$2,516	$173,397

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

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$83,556	$87,035	$167,078	$173,397
Less:
Interest expense	(31,210)	(34,944)	(62,734)	(70,590)
Deferred financing costs	(862)	(1,894)	(1,873)	(3,146)
Recognized Hedge Activity	—	(305)	—	(305)
Depreciation and amortization	(52,125)	(52,708)	(104,747)	(103,923)
Administrative expenses	(6,653)	(5,515)	(12,745)	(10,473)
Plus:
Interest income	963	642	1,828	1,221
Equity in income of real estate ventures	1,025	1,533	2,321	2,119
Gain (loss) on early extinguishment of debt	(445)	12,013	(1,637)	18,652

Income (loss) from continuing operations	(5,751)	5,857	(12,509)	6,952
Income from discontinued operations	151	(77)	6,510	(2,045)

Net (loss) income	$(5,600)	$5,780	$(5,999)	$4,907

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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at June 30, 2010 are as follows (in thousands):

2010	$1,159
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,333

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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 704,664 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Company must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
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
As part of the Company’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
As part of the Company’s acquisition of properties from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee the Company indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company will be required to provide the prior owner an opportunity to guaranty a qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms that will be favorable to the Company.
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

On June 29, 2009, the Company entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur, certain conditions must be met by the Company including the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on or about September 1, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Company has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Company can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Company is also subject to a termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Company chose to terminate the forward financing commitment.
17. SUBSEQUENT EVENTS
On August 5, 2010, the Company, through its Operating Partnership, acquired a 53 story Class A office tower at 1717 Arch Street in Philadelphia, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. This property contains approximately 1.0 million of net rentable square feet and is currently 63% leased. The Company acquired 1717 Arch for approximately $129.0 million funded through a combination of $51.2 million of cash and 7,111,112 units of a newly-established class of limited partnership interest of the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units do not accrue a dividend prior to the first anniversary of the closing. The Company funded the cash portion of the acquisition price through an advance under its revolving credit facility and with available corporate funds.
On July 29, 2010, the Company received the full $40.0 million of the purchase money mortgage note it extended to the buyer of its properties in Oakland, California in October 2008.
The Company has evaluated subsequent events through the date the financial statements were issued.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	June 30,	December 31,
	2010	2009
Real estate investments:
Operating properties	$4,445,083	$4,512,618
Accumulated depreciation	(750,848)	(716,956)

Operating real estate investments, net	3,694,235	3,795,662
Construction-in-progress	334,196	271,962
Land inventory	106,715	97,368

Total real estate invesmtents, net	4,135,146	4,164,992

Cash and cash equivalents	297	1,567
Accounts receivable, net	19,603	10,934
Accrued rent receivable, net	88,105	87,173
Investment in real estate ventures, at equity	77,908	75,458
Deferred costs, net	102,664	106,097
Intangible assets, net	87,507	105,163
Notes receivable	59,939	59,008
Other assets	46,015	53,358

Total assets	$4,617,184	$4,663,750

LIABILITIES AND EQUITY
Mortgage notes payable	$503,570	$551,720
Borrowing under credit facilities	160,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,563,471	1,627,857
Accounts payable and accrued expenses	79,358	88,599
Distributions payable	22,295	21,799
Tenant security deposits and deferred rents	52,435	58,572
Acquired below market leases, net	32,641	37,087
Deferred income	73,695	47,379
Other liabilities	25,712	33,997

Total liabilities	2,696,177	2,742,010

Commitments and contingencies (Note 15)
Redeemable limited partnership units at redemption value; 2,809,108 issued and outstanding in 2010 and 2009, respectively	43,672	44,620
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	55,538	55,538
General Partnership Capital, 132,134,448 and 128,849,176 units issued in 2010 and 2009, respectively and 132,000,301 and 128,597,412 units outstanding in 2010 and 2009, respectively	1,778,853	1,783,033
Accumulated other comprehensive loss	(4,968)	(9,428)

Total Brandywine Operating Partnership’s equity	1,877,335	1,877,055
Non-controlling interest — consolidated real estate ventures	—	65

Total Equity	1,877,335	1,877,120

Total liabilities and partners’ equity	$4,617,184	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended June 30,		For the six-month periods ended June 30,
	2010	2009	2010	2009
Revenue:
Rents	$114,532	$119,445	$230,041	$239,730
Tenant reimbursements	17,704	16,999	39,187	37,687
Termination fees	1,331	963	3,085	1,076
Third party management fees, labor reimbursement and leasing	2,904	4,097	6,371	8,861
Other	1,024	570	1,945	1,451

Total revenue	137,495	142,074	280,629	288,805

Operating Expenses:
Property operating expenses	38,748	39,119	83,896	82,541
Real estate taxes	13,698	13,952	26,750	28,784
Third party management expenses	1,493	1,968	2,905	4,083
Depreciation and amortization	52,125	52,708	104,747	103,923
General & administrative expenses	6,653	5,515	12,745	10,473

Total operating expenses	112,717	113,262	231,043	229,804

Operating income	24,778	28,812	49,586	59,001

Other Income (Expense):
Interest income	963	642	1,828	1,221
Interest expense	(31,210)	(34,944)	(62,734)	(70,590)
Interest expense — Deferred financing costs	(862)	(1,894)	(1,873)	(3,146)
Recognized hedge activity	—	(305)	—	(305)
Equity in income of real estate ventures	1,025	1,533	2,321	2,119
Gain on early extinguishment of debt	(445)	12,013	(1,637)	18,652

Income (loss) from continuing operations	(5,751)	5,857	(12,509)	6,952

Discontinued operations:
Income from discontinued operations	151	1,148	161	2,686
Net (loss) gain on disposition of discontinued operations	—	(1,225)	6,349	(1,031)
Provision for impairment	—	—	—	(3,700)

	151	(77)	6,510	(2,045)

Net income (loss)	(5,600)	5,780	(5,999)	4,907

Net income attributable to non-controlling interests	—	(28)	—	(22)

Net income (loss) attributable to Brandywine Operating Partnership	(5,600)	5,752	(5,999)	4,885
Distribution to Preferred share dividends	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(128)	(73)	(256)	(110)

Net income (loss) attributable to Common Partnership Unitholders Brandywine Operating Partnership	$(7,726)	$3,681	$(10,251)	$779

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.06)	$0.04	$(0.13)	$0.03
Discontinued operations	0.00	(0.00)	0.05	(0.02)

	$(0.06)	$0.04	$(0.08)	$0.01

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.06)	$0.04	$(0.13)	$0.03
Discontinued operations	0.00	(0.00)	0.05	(0.02)

	$(0.06)	$0.04	$(0.08)	$0.01

Basic weighted average common partnership units outstanding	134,320,032	104,400,618	132,955,961	97,750,755

Diluted weighted average common partnership units outstanding	134,320,032	105,558,964	132,955,961	98,312,367

Net income (loss) attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(5,751)	$5,829	$(12,509)	$6,930
Income (loss) from discontinued operations	151	(77)	6,510	(2,045)

Net income (loss)	$(5,600)	$5,752	$(5,999)	$4,885

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the six-month
	periods ended June 30,		periods ended June 30,
	2010	2009	2010	2009

Net income (loss)	$(5,600)	$5,780	$(5,999)	$4,907

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,355	(4,217)	4,171	6,069
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	14	(20)	(1)	(40)

Total comprehensive income (loss)	2,369	(4,237)	4,170	6,029

Comprehensive income (loss)	(3,231)	1,543	(1,829)	10,936

Comprehensive (income) loss attributable to non-controlling interest	—	(28)	—	(22)

Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(3,231)	$1,515	$(1,829)	$10,914

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(5,999)	$4,907
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	80,447	80,109
Amortization:
Deferred financing costs	1,873	3,146
Amortization of debt discount/(premium), net	490	1,215
Deferred leasing costs	10,139	8,928
Acquired above (below) market leases, net	(3,181)	(3,487)
Acquired lease intangibles	14,036	17,051
Stock-based compensation costs	2,492	2,288
Recognized hedge activity	—	305
Straight-line rent	(5,408)	(4,094)
Provision for doubtful accounts	1,717	3,907
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(1,958)	(1,026)
Net loss (gain) on sale of interests in real estate	(6,349)	1,031
Loss (gain) on early extinguishment of debt	1,637	(18,652)
Contributions from historic tax credit, net of deferred costs	27,396	—
Cumulative interest accretion of repayments of unsecured notes	(2,716)	(1,955)
Changes in assets and liabilities:
Accounts receivable	161	2,671
Other assets	2,074	9,412
Accounts payable and accrued expenses	(7,089)	2,611
Tenant security deposits and deferred rents	(4,570)	(2,707)
Other liabilities	(2,190)	(4,262)

Net cash from operating activities	103,002	105,098

Cash flows from investing activities:
Sales of properties, net	10,445	33,354
Capital expenditures	(75,423)	(94,810)
Advances for purchase of tenant assets	(9,116)	—
Investment in unconsolidated Real Estate Ventures	—	(14,980)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	801	11,346
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(25,609)	(14,286)

Net cash used in investing activities	(100,284)	(47,991)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	231,000	347,000
Repayments of Credit Facility borrowings	(163,000)	(426,000)
Proceeds from mortgage notes payable	—	89,800
Repayments of mortgage notes payable	(4,467)	(73,576)
Repayments of unsecured notes	(64,604)	(174,823)
Debt financing costs	8	(21,525)
Net proceeds from issuance of operating units	41,021	242,455
Distributions paid to preferred and common partnership unitholders	(43,946)	(40,426)

Net cash from (used in) financing activities	(3,988)	(57,095)

Increase (decrease) in cash and cash equivalents	(1,270)	12
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$297	$3,936

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2010 and 2009 of $6,791 and $3,459, respectively	$37,758	$74,584
Supplemental disclosure of non-cash activity:
Note receivable issued in a property sale transaction	—	950
Change in capital expenditures financed through accounts payable at period end	(2,739)	8,300
Change in capital expenditures financed through retention payable at period end	1,624	582
Change in unfunded tenant allowance	(2,418)	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—
Change in mortgage notes payable to the deconsolidation of variable interest entities	(42,877)	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
As of June 30, 2010, the Partnership owned 213 office properties, 20 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 23.6 million net rentable square feet. The Partnership also has two properties under development and one property under redevelopment containing an aggregate 1.4 million net rentable square feet. Therefore as of June 30, 2010, the Partnership owned 239 properties containing an aggregate of 25.0 million net rentable square feet. In addition, as of June 30, 2010, the Partnership owned economic interests in 15 unconsolidated real estate ventures that contain approximately 4.6 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2010, owned a 97.9% interest in the Operating Partnership. The Partnership conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries.
As of June 30, 2010, the management company subsidiaries were managing properties containing an aggregate of approximately 34.4 million net rentable square feet, of which approximately 25.0 million net rentable square feet related to Properties owned by the Partnership and approximately 9.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Partnership pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Partnership as of June 30, 2010, the results of its operations for the three and six-month periods ended June 30, 2010 and 2009 and its cash flows for the six-month periods ended June 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Partnership’s consolidated financial statements and footnotes included in the Partnership’s 2009 Annual Report on Form 10-K filed with the SEC on March 1, 2010.
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
During the Partnership’s impairment review for the six months period ended June 30, 2010, it was determined that no impairment charges were necessary. For the six months period ended June 30, 2009, the Partnership determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter of the prior year.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $1.8 million and $3.8 million for the three and six-month periods ended June 30, 2010 and by approximately $1.6 million and $2.6 million for the three and six-month periods ended June 30, 2009, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Partnership’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.7 million and $1.6 million for the three and six-month periods ended June 30, 2010 and by $0.6 million and $1.5 million for the three and six-month periods ended June 30, 2009, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.3 million and $1.0 million for the three and six-month periods ended June 30, 2010 and by $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2009, respectively.
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

Stock-Based Compensation Plans
The Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 shares (of which 3,600,000 shares are available solely for options and share appreciation rights). As of June 30, 2010, 6,761,947 common shares remained available for future awards under the 1997 Plan (including those shares available solely for options and share appreciation rights). Through June 30, 2010, all options awarded under the 1997 Plan had a one to ten-year term.
The Partnership incurred stock-based compensation expense of $1.4 million and $2.5 million during the three and six-month periods ended June 30, 2010, and, in addition, $0.4 million and $0.6 million, respectively, were capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized stock-based compensation expense of $1.3 million and $2.3 million during the three and six-month periods ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated income statement in the respective periods.
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
For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income while the ineffective portions are recognized in earnings. During the three months ended June 30, 2009, the Partnership recognized $0.3 million for the ineffective portion of its two forward starting swaps. The ineffectiveness resulted from the change in the forecasted debt transaction issuance date. The interest rate swaps were cash settled in December 2009.
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

The following table sets forth the Partnership’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$216	$216	$—	$—

Liabilities:
Interest Rate Swaps	$3,150	$—	$3,150	$—
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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least quarterly at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and,
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of June 30, 2010.
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
Accounting Pronouncements Adopted During 2010
In January 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The new standard is effective for fiscal years and interim periods ending after December 15, 2009, and should be applied on a retrospective basis. The Partnership’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations as no distributions were paid with stock.
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
Previously Consolidated:
Four Tower Bridge and Six Tower Bridge Ventures
Each of the Four Tower Bridge and Six Tower Bridge Real Estate Ventures was formed as a limited partnership to own and manage an office property located in Conshohocken, Pennsylvania. The Partnership entered into these ventures with two other partners during 1997 and 1998, respectively. The other partner in Four Tower Bridge owns a 35% interest in the partnership entity and the other partner in Six Tower Bridge owns a 37% in the partnership entity. These Real Estate Ventures were determined to be VIEs and were previously consolidated in the Partnership’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The ventures were determined to be VIEs due to insufficient equity at the latest reconsideration event. However, upon the Partnership’s adoption of the new accounting standard on January 1, 2010, the Partnership has determined that it will no longer consolidate these Real Estate Ventures after it was determined that the partners have shared power in the ventures and no related party considerations were identified. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Partnership deconsolidated these two Real Estate Ventures in accordance with the new accounting standard.

Coppell Associates
Coppell Associates is a Real Estate Venture that owns one property in Austin, Texas. The Partnership entered into this venture with another partner which owns a 50% interest in the partnership. This Real Estate Venture is a VIE and was previously consolidated in the Partnership’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The venture was determined to be a VIE due to insufficient equity at the latest reconsideration event. However, upon the Partnership’s adoption of the new accounting standard on January 1, 2010, the Partnership has determined that it will no longer consolidate this Real Estate Venture after it concluded that the partners have shared power in the venture. All significant decisions are approved by both partners in the venture. Based on the facts and circumstances provided, the Partnership deconsolidated this Real Estate Venture in accordance with the new accounting standard.
Other VIEs:
PJP VII
The Partnership holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners has 50% ownership interest in the ventures while the other one has ownership interest of 25%. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of June 30, 2010 and the Partnership guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Partnership does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this Real Estate Venture.
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
G&I VI Interchange Office LLC
The Partnership holds a 20% ownership interest in a Real Estate Venture that owns a portfolio of 29 office properties located in Montgomery, Bucks, and Lehigh counties in Pennsylvania. The other partner in this venture holds an 80% ownership interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs. The venture continues to be determined a VIE due to the disproportionate voting rights. The Partnership has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Partnership. Upon the adoption of the new accounting standard, the Partnership still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
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
Other Unconsolidated Real Estate Ventures
In accordance with the Partnership’s adoption of the accounting standard for the consolidation of VIEs, it was determined that the Partnership would not consolidate the real estate ventures below based on the evaluation of substantive participating rights of the partners in each venture under the voting interest model:
•	Two Tower Bridge (Partnership as co-General Partner with 35% Ownership Interest)

•	Eight Tower Bridge (Partnership as Limited Partner with 3% Preferred Equity Interest)

•	PJP Real Estate Ventures (Partnership as Operating Member with 25% to 30% Ownership Interest)

•	Macquarie BDN Office LLC (Partnership as Operating Member with 20% Ownership Interest)

•	Broadmoor Joint Venture (Partnership as co-Managing Venturer with 50% Ownership Interest)

•	1000 Chesterbrook (Partnership as co-General Partner with 50% Ownership Interest)
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
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Partnership has control to direct the business activities of the entities. Where the Partnership has concluded that control is shared, it is generally because at least one other partner and the Partnership must agree on decisions that are considered significant. The Partnership has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Partnership was considered to be a related party, the Partnership is not the party deemed to be mostly closely associated with the business. For entities that the Partnership has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Partnership has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at June 30, 2010. Also, for all entities determined to be VIEs, the Partnership does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.
The difference between the net amount removed from the Partnership’s consolidated balance sheet and the amount of the Partnership’s retained interest in the deconsolidated VIEs amounting to $1.4 million was recognized as a cumulative effect of accounting change to cumulative earnings in the Partnership’s consolidated balance sheets.
3. REAL ESTATE INVESTMENTS
As of June 30, 2010 and December 31, 2009 the gross carrying value of the Partnership’s rental properties was as follows (in thousands):

	June 30, 2010	December 31, 2009

Land	$681,279	$690,441
Building and improvements	3,354,646	3,393,498
Tenant improvements	409,158	428,679

	$4,445,083	$4,512,618

Acquisitions and Dispositions
The Partnership did not complete any acquisitions during the period covered in these financial statements.
As of June 30, 2010, two of the Partnership’s building properties located in King of Prussia, Pennsylvania are currently undergoing demolition and the remaining land balances are now presented as land inventory in the Partnership’s consolidated balance sheets. The Partnership has determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During the three months ended June 30, 2010, the Partnership recognized the remaining depreciation of both properties amounting to $2.7 million with the land values of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
On January 14, 2010, the Partnership sold Westmoreland Plaza, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million. This sale is included in discontinued operations (see Noted 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2010, the Partnership had an aggregate investment of approximately $77.9 million in 15 unconsolidated Real Estate Ventures. The Partnership formed these ventures with unaffiliated third parties, or acquired interest in them, to develop office properties or to acquire land in anticipation of possible development of office properties. Thirteen of the Real Estate Ventures own 48 office buildings that contain an aggregate of approximately 4.6 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped parcel of land, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010 (a)	2009

Net property	$529,816	$503,932
Other assets	109,766	96,643
Other Liabilities	32,865	37,774
Debt	515,774	470,232
Equity	90,943	92,569
Partnership’s share of equity (Partnership’s basis)	77,908	75,458

(a)	-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the Real Estate Ventures for the three and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2010 (a)	2009	2010 (a)	2009

Revenue	$30,528	$27,125	54,598	53,689
Operating expenses	10,305	9,109	19,001	18,675
Interest expense, net	9,270	6,845	17,008	13,997
Depreciation and amortization	8,302	8,859	14,524	17,681
Net income	2,651	2,312	4,065	3,336
Partnership’s share of income (Partnership’s basis)	1,025	1,533	2,321	2,119

(a)	-	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of June 30, 2010, the Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. The Partnership also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of June 30, 2010 and December 31, 2009, the Partnership’s deferred costs were comprised of the following (in thousands):

	June 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$128,954	$(55,566)	$73,388
Financing Costs	40,396	(11,120)	29,276

Total	$169,350	$(66,686)	$102,664

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During the three and six-months ended June 30, 2010, the Partnership capitalized internal direct leasing costs of $1.3 million and $3.1 million, and $1.8 million and $3.0 million during the three and six months ended June 30, 2009, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of June 30, 2010 and December 31, 2009, the Partnership’s intangible assets were comprised of the following (in thousands):

	June 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$109,248	$(66,940)	$42,308
Tenant relationship value	93,994	(52,447)	41,547
Above market leases acquired	14,198	(10,546)	3,652

Total	$217,440	$(129,933)	$87,507

Below market leases acquired	$73,402	$(40,761)	$32,641

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

As of June 30, 2010, the Partnership’s annual amortization for its intangible assets/liabilities is as follows (in thousands and assuming no early lease terminations):

	Assets	Liabilities
2010	$12,859	$3,884
2011	22,137	6,991
2012	16,957	6,275
2013	12,191	5,836
2014	8,884	4,348
Thereafter	14,479	5,307

Total	$87,507	$32,641

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Partnership’s debt obligations outstanding at June 30, 2010 and December 31, 2009 (in thousands):
MORTGAGE DEBT:

			Effective
	June 30,	December 31,	Interest	Maturity
Property / Location	2010	2009	Rate	Date

Plymouth Meeting Exec.	$41,649	$42,042	7.00% (a)	Sep-10
Four Tower Bridge	—	10,158	6.62% (b)	Feb-11
Arboretum I, II, III & V	20,722	21,046	7.59%	Jul-11
Midlantic Drive/Lenox Drive/DCC I	57,381	58,215	8.05%	Oct-11
Research Office Center	39,581	39,999	5.30% (a)	Oct-11
Concord Airport Plaza	35,054	35,594	5.55% (a)	Jan-12
Six Tower Bridge	—	13,557	7.79% (b)	Aug-12
Newtown Square/Berwyn Park/Libertyview	58,842	59,557	7.25%	May-13
Coppell Associates II	—	2,711	6.89% (b)	Dec-13
Southpoint III	2,932	3,255	7.75%	Apr-14
Tysons Corner	97,284	98,056	5.36% (a)	Aug-15
Coppell Associates I	—	16,600	5.75% (b)	Feb-16
Two Logan Square	89,800	89,800	7.57%	Apr-16
One Logan Square	60,000	60,000	4.50%	Jul-16

Principal balance outstanding	503,245	550,590
Plus: unamortized fixed-rate debt premiums, net	325	1,130

Total mortgage indebtedness	$503,570	$551,720

UNSECURED DEBT:
$300.0M 5.625% Guaranteed Notes due 2010	196,774	198,545	5.61%	Dec-10
Bank Term Loan	183,000	183,000	LIBOR + 0.80%	Jun-11 (c)
Credit Facility	160,000	92,000	LIBOR + 0.725%	Jun-11 (c)
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	73,535	127,960	5.50%	Oct-11 (d)
$300.0M 5.750% Guaranteed Notes due 2012	176,769	187,825	5.77%	Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%	Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.75%	May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%	Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%	May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	Jul-35

Principal balance outstanding	1,911,369	1,910,621
Less: unamortized exchangeable debt discount	(1,808)	(4,327)
unamortized fixed-rate debt discounts, net	(3,090)	(3,437)

Total unsecured indebtedness	$1,906,471	$1,902,857

Total Debt Obligations	$2,410,041	$2,454,577

(a)	Loans were assumed upon acquisition of the related property. Interest rates presented above reflect the market rate at the time of acquisition.

(b)	These loans were removed from the Partnership’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(c)	On July 20, 2010, the maturity date of the Bank Term Loan was extended from October 18, 2010 to June 29, 2011. The Bank Term Loan and the Credit Facility may be extended to June 29, 2012 at the Company’s discretion.

(d)	On October 20, 2011, the holders of the Exchangeable Notes have the right to request the redemption of all or a portion of the Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Exchangeable Notes have been presented with an October 20, 2011 maturity date.
During the six-month periods ended June 30, 2010 and 2009, the Partnership’s weighted-average effective interest rate on its mortgage notes payable was 6.43% and 6.70%, respectively.

During the six-months ended June 30, 2010, the Partnership repurchased $67.3 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$1,829	$1,772	$(33)	$2
2012 5.750% Notes	11,666	11,056	(369)	29
3.875% Notes	54,662	54,425	(1,235)	250

	$68,157	$67,253	$(1,637)	$281

The Partnership utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the $600.0 million Credit Facility (“the Credit Facility”) is June 29, 2011 (subject to an extension of one year, at the Partnership’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Partnership’s unsecured debt ratings. The Partnership has the option to increase the Credit Facility to $800.0 million subject to the absence of any defaults and the Company’s ability to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2010, the Partnership had $160.0 million of borrowings, $14.0 million in letters of credit outstanding, and a $92.1 million holdback in connection with its historic tax credit transaction leaving $333.9 million of unused availability. During the six-month periods ended June 30, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 1.01% and 1.87%, respectively. As of June 30, 2010 and 2009, the weighted average interest rate on the Credit Facility was 1.07% and 1.42%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Partnership was in compliance with all financial covenants as of June 30, 2010.
On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the 30th Street Post Office (the “Post Office project’), the Cira South Garage (the “garage project”) and by the leases of space at these facilities upon the completion of these projects. Of the total borrowings, $209.7 million and $46.8 million will be allocated to the Post Office project and to the garage project, respectively. The Partnership paid a $17.7 million commitment fee, which includes a $1.5 million arrangement fee, in connection with this commitment. The total loan amount together with the net commitment fee was deposited in an escrow account to be administered by The Bank of New York Mellon (the “trustee”). In accordance with the trust agreement between the lender and the trustee, the lender assigned its rights under the loans to the Trust. The Trust issued certificates to third parties in an amount equal to the funding commitment. Upon investment of the escrow account in a portfolio of U.S. Government treasuries, the net commitment fee of $16.2 million will be used together with the interest earned on the escrow account to pay interest costs of the loans through August 26, 2010. In order for funding to occur, certain conditions must be met by the Partnership which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases with the IRS on these properties. The loans will bear interest at 5.93% and require principal and interest payments based on a twenty year amortization schedule. The Partnership intends to use the loan proceeds to reduce borrowings under its credit facility and for general corporate purposes. As of June 30, 2010, the commitment fee is included as part of the deferred costs in the Partnership’s consolidated balance sheet as it believes the funding is probable of occurring. The Partnership will amortize this cost over the term of the loan starting on the date the funding of the loans has occurred. In the event that the Partnership believes the funding will not occur, this cost will be written off in the period that such determination was made. In addition, should the funding not occur either because the Partnership does not meet the conditions or the Partnership decides not to proceed with the funding, a termination fee is payable (see Note 15).
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

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $73.5 at June 30, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within Additional paid-in capital in the Partnership’s consolidated balance sheets. The unamortized debt discount is $1.8 million at June 30, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at June 30, 2010 and December 31, 2009 was 5.5%. The Partnership recognized contractual coupon interest of $0.8 million and $1.9 million for the three and six-month periods ended June 30, 2010 and $2.4 million and $5.4 million for the three and six-month periods ended June 30, 2009, respectively. In addition, the Partnership recognized interest on amortization of debt discount of $0.4 million and $0.9 million for the three and six-month periods ended June 30, 2010, and $1.0 million and $1.3 million for the three and six-month periods ended June 30, 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $0.5 million and $1.6 million for the three and six-month periods ended June 30, 2010, and $1.5 million for the three month period ended June 30, 2009.
As of June 30, 2010, the Partnership’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$242,484
2011	537,660
2012	214,835
2013	58,688
2014	246,158
Thereafter	1,114,789

Total principal payments	2,414,614
Net unamortized premiums/discounts	(4,573)

Outstanding indebtedness	$2,410,041

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Partnership using available market information and discounted cash flow analyses as of June 30, 2010 and December 31, 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Partnership could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Partnership believes that the carrying amounts reflected in the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Partnership’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$503,245		$480,455	$551,873		$523,745
Unsecured notes payable, net of discounts	$1,489,758		$1,522,901	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$421,610		$406,645	$353,610		$341,210
Notes Receivable	$72,965	(a)	$62,776	$71,989	(a)	$62,776

(a)	For purposes of this disclosure, one of the notes is presented gross of the recognized deferred gain of $12.9 million arising from the sale of two properties in the prior year accounted for under the accounting standard for installment sales.
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
The Partnership was in compliance with all financial covenants as of June 30, 2010. Management continuously monitors the Partnership’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Partnership currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued volatility in the credit markets, the Partnership may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
Although the Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, the Partnership has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of the hedges at June 30, 2010 and December 31, 2009 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $0.3 million of ineffectiveness charged to the consolidated statements of operations during the three months ended June 30, 2009 relating to the two forward starting swaps.
The following table summarizes the terms and fair values of the Partnership’s derivative financial instruments at June 30, 2010 and December 31, 2009 (in thousands). The notional amounts present the Partnership’s use of these instruments, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge		Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation	6/30/2010	12/31/2009		Strike	Date	Date	6/30/2010	12/31/2009
Swap	Interest Rate	Cash Flow (b)	$152,700	$123,000	(a)	4.709%	9/20/07	10/18/10	$2,213	$5,162
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		4.415%	10/19/07	10/18/10	336	827
Swap	Interest Rate	Cash Flow (b)	25,000	25,000		3.747%	11/26/07	10/18/10	280	688
Swap	Interest Rate	Cash Flow (b)	25,774	25,774		2.975%	10/16/08	10/30/10	321	643

			$228,474	$198,774					$3,150	$7,320

(a)	- Notional amount accreting up to $155,000 through October 8, 2010.

(b)	- Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Partnership’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Partnership, to be similarly affected. The Partnership regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 5% or more of the Partnership’s rents during the three and six-month periods ended June 30, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Partnership has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Partnership could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
For the three and six-month periods ended June 30, 2010, income from discontinued operations relates to the one property that the Partnership sold during 2010. The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and six-month periods ended June 30, 2010 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2010	ended June 30, 2010
Revenue:
Tenant reimbursements	$172	$220

Expenses:
Property operating expenses	21	46
Real estate taxes	—	2
Depreciation & amortization	—	11

Total operating expenses	21	59
Income from discontinued operations before gain on sale of interests in real estate	151	161

Net gain on sale of interests in real estate	—	6,349

Income from discontinued operations attributable to Brandywine Operating Partnership	$151	$6,510

For the three and six-month periods ended June 30, 2009, income from discontinued operations relates to properties that the Partnership sold through June 30, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2009 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2009	ended June 30, 2009
Revenue:
Rents	$2,464	$5,989
Tenant reimbursements	1,633	3,425
Other	16	121

Total revenue	4,113	9,535

Expenses:
Property operating expenses	1,641	3,465
Real estate taxes	582	1,230
Depreciation and amortization	742	2,154

Total operating expenses	2,965	6,849

Income from discontinued operations before gain on sale of interests in real estate	1,148	2,686

Net loss on sale of interests in real estate	(1,225)	(1,031)
Provision for impairment	—	(3,700)

Loss from discontinued operations attributable to Brandywine Operating Partnership	$(77)	$(2,045)

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

11. PARTNERS’ EQUITY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(5,751)	$(5,751)	$5,857	$5,857

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	(28)	(28)
Amount allocable to unvested restricted shareholders	(128)	(128)	(73)	(73)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common unitholders	(7,877)	(7,877)	3,758	3,758

Discontinued operations attributable to common unitholders	151	151	(77)	(77)

Net income available to common unitholders	$(7,726)	$(7,726)	$3,681	$3,681

Denominator
Weighted-average shares outstanding	134,320,032	134,320,032	104,400,618	104,400,618
Contingent securities/Stock based compensation	—	—	—	1,158,346

Total weighted-average shares outstanding	134,320,032	134,320,032	104,400,618	105,558,964

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.06)	$(0.06)	$0.04	$0.04
Discontinued operations attributable to common unitholders	—	—	—	—

Net income attributable to common unitholders	$(0.06)	$(0.06)	$0.04	$0.04

	Six-month periods ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(12,509)	$(12,509)	$6,952	$6,952

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	(22)	(22)
Amount allocable to unvested restricted shareholders	(256)	(256)	(110)	(110)
Preferred share dividends	(3,996)	(3,996)	(3,996)	(3,996)

Loss from continuing operations available to common unitholders	(16,761)	(16,761)	2,824	2,824

Discontinued operations attributable to common unitholders	6,510	6,510	(2,045)	(2,045)

Net income available to common unitholders	$(10,251)	$(10,251)	$779	$779

Denominator
Weighted-average shares outstanding	132,955,961	132,955,961	97,750,755	97,750,755
Contingent securities/Stock based compensation	—	—	—	561,612

Total weighted-average shares outstanding	132,955,961	132,955,961	97,750,755	98,312,367

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.13)	$(0.13)	$0.03	$0.03
Discontinued operations attributable to common unitholders	0.05	0.05	(0.02)	(0.02)

Net income attributable to common unitholders	$(0.08)	$(0.08)	$0.01	$0.01

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six-months ended June 30, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.

Common Partnership Unit and Preferred Mirror Units
On June 2, 2010, the Partnership declared a distribution of $0.15 per Common Partnership Unit, totaling $19.9 million, which was paid on July 20, 2010 to unitholders of record as of July 6, 2010.
On June 2, 2010, the Partnership declared distributions on its Series C Preferred Mirror Units and Series D Preferred Mirror Units to holders of record as of June 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2010 to holders of Series C Preferred Mirror Units and Series D Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Company commenced a continuous equity offering program (the “Offering Program”), under which the Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Company of the appropriate sources of funding. In conjunction with the Offering Program, the Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the six months ended June 30, 2010. During the three months ended June 30, 2010, the Company sold 1,960,145 shares under this program at an average sales price of $12.89 per share resulting in net proceeds of $24.8 million. From its inception in March 2010 through June 30, 2010, the Company has sold 3,285,345 under this program at an average sales price of $12.69 per share resulting in net proceeds of $40.9 million. The Company contributed the net proceeds from the sale of its shares to the Partnership and the Partnership then issued 3,285,345 common partnership units to the Company. The Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Share Repurchases
The Company maintains a share repurchase program under which the Board has authorized the Company to repurchase its common shares from time to time. The Board initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Company’s Board restored capacity to 3.5 million common shares.
Neither the Company nor the Partnership repurchased any shares during the six-month period ended June 30, 2010. As of June 30, 2010, the Company and the Partnership may purchase an additional 0.5 million shares under the plan.
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
12. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At June 30, 2010, the Company had 3,129,372 options outstanding under its shareholder approved equity incentive plan. There were 1,731,884 options unvested as of June 30, 2010 and $2.2 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 1.8 years. During the three and six months ended June 30, 2010, the Partnership recognized $0.3 million and $0.5 million of compensation expense, respectively, related to unvested options. During the three and six months ended June 30, 2009, the Partnership recognized $0.1 million and $0.2 million of compensation expense, respectively. The recognized compensation expense is included in general and administrative expense in the Partnership’s consolidated statements of operations. The Partnership has also capitalized nominal amounts of compensation expense for the said periods as part of the Partnership’s review of employee salaries eligible for capitalization.
Option activity as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	8.18	5,303,686

Outstanding at June 30, 2010	3,129,372	$14.52	8.30	$(11,785,528)

Vested/Exercisable at June 30, 2010	1,397,487	$17.50	4.51	$(5,665,160)
Restricted Share Awards
As of June 30, 2010, 852,276 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at June 30, 2010 was approximately $6.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.1 years. The Partnership recognized compensation expense related to outstanding restricted shares of $1.0 million and $1.8 million during the six-months ended June 30, 2010, of which $0.2 million and $0.4 million, respectively, was capitalized for each period as part of the Partnership’s review of employee salaries eligible for capitalization. The Partnership recognized compensation expense related to outstanding restricted shares of $1.2 million and $1.6 million during the three and six months ended June 30, 2009, of which $0.2 million and $0.5 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Partnership’s consolidated statements of operations in the respective periods.

The following table summarizes the Partnership’s restricted share activity for the six-months ended June 30, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	240,302	11.56
Vested	(95,798)	20.47
Forfeited	(808)	12.51

Non-vested at June 30, 2010	852,276	$10.76

Restricted Performance Share Units Plan
On March 4, 2010 and April 1, 2009, the Company’s Compensation Committee awarded an aggregate of 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2012 or December 31, 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.
If the total shareholder return during the measurement period places the Partnership at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage of the participant’s base units.
The fair values of the 2010 and 2009 awards on the grant date were $2.0 million and $1.1 million, respectively, and are being amortized over the said cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three and six-month periods ended June 30, 2010, the Partnership recognized total compensation expense for both awards of $0.3 and $0.5, respectively, related to this plan, of which nominal amounts were capitalized as part of the Partnership’s review of employee salaries eligible for capitalization. For the three months ended June 30, 2009, the Partnership recognized total compensation expense for the 2009 award of $0.1 million related to this plan of which a nominal amount was also capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the Plan. The outperformance program provided for share-based awards, with share issuances (if any) to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three and six-month periods ended June 30, 2010, the Partnership recognized $0.1 million and $0.2 million, respectively, of compensation expenses related to the outperformance program. For the three and six-month periods ended June 30, 2009, the Partnership recognized $0.3 million and $0.6 million, respectively, of compensation expenses related to the outperformance program.

Employee Share Purchase Plan
On May 9, 2007, the Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Partnership through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $25,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three and six-month periods ended June 30, 2010, employees made purchases of $0.2 million and $0.3 million, respectively, under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. During the three and six-month periods ended June 30, 2009, employees made purchases of $0.1 million and $0.2 million, respectively, under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Trustees of the Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notational investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Partnership records a liability, which is included in the Partnership’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the six month periods ended June 30, 2010 and 2009, the Partnership recorded a net decrease in compensation costs of $0.2 million and a net increase of $0.5 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the six months period ended June 30, 2010 and 2009, the Partnership recorded a net increase in compensation cost of $0.2 million and a net decrease of $0.8 million, respectively, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested,, the deferred compensation obligation associated with Company common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At June 30, 2010 and 2009, there were 0.3 million shares to be issued included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
13. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Partnership closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office in Philadelphia, Pennsylvania (“Project”), an 862,692 square foot office building which is 100% pre-leased to the Internal Revenue Service (expected commencement of the IRS lease is on or about September 1, 2010). USB has agreed to contribute approximately $64.8 million of Project costs and advanced $10.2 million of that amount contemporaneously with the closing of the transaction. USB advanced an additional $27.4 million and $23.8 million in June 2010 and December 2009, respectively. The remaining funds will be advanced upon achievement of certain construction milestones and the Partnership’s compliance with the federal rehabilitation regulations. In return for its investment, USB will, upon completion of the Project, receive substantially all of the rehabilitation credits available under section 47 of the Internal Revenue Code.
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

Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the Project, the Partnership concluded that the Project should be consolidated. The Partnership also concluded that capital contributions received from USB, in substance, are consideration that the Partnership receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the Project in September 2010. The total USB contributions made amounting to $61.4 million and $34.0 million is presented within deferred income in the Partnership’s consolidated balance sheet at June 30, 2010 and December 31, 2009, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $1.7 million and $0.7 million at June 30, 2010 and December 31, 2009, respectively. The Partnership anticipates that beginning in September 2011 it will recognize the cash received as revenue over the five year credit recapture period as defined in the Internal Revenue Code. The Partnership also expects that USB will exercise the put/call provision in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2010 is $2.5 million and is included in other assets on the Partnership’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $0.4 million for the three and six-months ended June 30, 2010, respectively.
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
USB contributed $13.3 million into the garage project and as such it is entitled to substantially all of the benefits derived from the tax credit, but it does not have a material interest in the underlying economics of the garage project. This transaction also includes a put/call provision whereby the Partnership may be obligated or entitled to repurchase USB’s interest. The Partnership believes the put will be exercised and an amount attributed to that obligation is included in other liabilities and is being accreted to the expected fixed put price. The said put price is insignificant.
Based on the contractual arrangements that obligate the Partnership to deliver tax benefits and provide various other guarantees to USB, the Partnership concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Partnership’s consolidated balance sheet at June 30, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Partnership’s obligation is relieved. The Partnership anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Partnership expects that USB will exercise the put/call provision in December 2015 at the end of the recapture period.
Direct and incremental costs incurred in structuring the arrangement are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2010 is $5.3 million and is included in other assets on the Partnership’s consolidated balance sheet.
14. SEGMENT INFORMATION
As of June 30, 2010, the Partnership manages its portfolio within six segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) California and (6) Austin, Texas. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The Austin, Texas segment includes properties in Coppell and Austin. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

			New Jersey	Richmond,
	Pennsylvania	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of June 30, 2010:
Real estate investments, at cost:
Operating properties	$1,683,428	$1,354,998	$594,520	$292,956	$266,807	$252,374	$—	$4,445,083
Construction-in-progress	$—	$—	$—	$—	$—	$—	$334,196	$334,196
Land inventory	$—	$—	$—	$—	$—	$—	$106,715	$106,715

As of December 31, 2009:
Real estate investments, at cost:
Operating properties	$1,726,267	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	$—	$—	$—	$—	$—	$—	$271,962	$271,962
Land inventory	$—	$—	$—	$—	$—	$—	$97,368	$97,368

For the three-months ended June 30, 2010:
Total revenue	$55,970	$34,661	$24,028	$8,769	$8,358	$5,966	$(257)	$137,495
Property operating expenses, real estate taxes and third party management expenses	20,904	11,996	11,345	3,165	3,601	2,957	(29)	53,939

Net operating income	$35,066	$22,665	$12,683	$5,604	$4,757	$3,009	$(228)	$83,556

For the three-months ended June 30, 2009:
Total revenue	$57,205	$34,637	$25,387	$8,948	$8,278	$6,158	$1,461	$142,074
Property operating expenses, real estate taxes and third party management expenses	20,492	12,757	10,827	3,310	3,877	3,390	386	55,039

Net operating income	$36,713	$21,880	$14,560	$5,638	$4,401	$2,768	$1,075	$87,035

For the six-months ended June 30, 2010:
Total revenue	$114,245	$69,403	$50,823	$18,168	$16,745	$11,871	$(626)	$280,629
Property operating expenses, real estate taxes and third party management expenses	45,624	24,373	24,447	6,825	7,078	5,685	(481)	113,551

Net operating income	$68,621	$45,030	$26,376	$11,343	$9,667	$6,186	$(145)	$167,078

For the six-months ended June 30, 2009:
Total revenue	$116,257	$69,811	$50,915	$18,264	$16,872	$13,532	$3,154	$288,805
Property operating expenses, real estate taxes and third party management expenses	43,517	26,661	23,136	6,966	7,748	6,742	638	115,408

Net operating income	$72,740	$43,150	$27,779	$11,298	$9,124	$6,790	$2,516	$173,397

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

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$83,556	$87,035	$167,078	$173,397
Less:
Interest expense	(31,210)	(34,944)	(62,734)	(70,590)
Deferred financing costs	(862)	(1,894)	(1,873)	(3,146)
Recognized Hedge Activity	—	(305)	—	(305)
Depreciation and amortization	(52,125)	(52,708)	(104,747)	(103,923)
Administrative expenses	(6,653)	(5,515)	(12,745)	(10,473)
Plus:
Interest income	963	642	1,828	1,221
Equity in income of real estate ventures	1,025	1,533	2,321	2,119
Gain on early extinguishment of debt	(445)	12,013	(1,637)	18,652

Income (loss) from continuing operations	(5,751)	5,857	(12,509)	6,952
Income from discontinued operations	151	(77)	6,510	(2,045)

Net loss	$(5,600)	$5,780	$(5,999)	$4,907

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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Partnership is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at June 30, 2010 are as follows (in thousands):

2010	$1,159
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	285,333
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

Other Commitments or Contingencies
As part of the Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Partnership refers to as the TRC acquisition), the Partnership acquired its interest in Two Logan Square, a 704,664 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Partnership must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
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
As part of the Partnership’s 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, the Partnership agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Partnership’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Partnership were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Partnership may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
As part of the Partnership’s acquisition of properties from time to time in tax-deferred transactions, the Partnership has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee the Partnership’s indebtedness. If the Partnership were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Partnership will be required to provide the prior owner an opportunity to guaranty a qualifying replacement debt. These debt maintenance agreements may limit the Partnership’s ability to refinance indebtedness on terms that will be favorable to the Partnership.
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

On June 29, 2009, the Partnership entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur, certain conditions must be met by the Partnership including completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on or about September 1, 2010 which is also the anticipated completion date of the projects. In the event the conditions were not met, the Partnership has the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, the Partnership can also voluntarily elect to terminate the loans during the forward period including the extension period by paying a termination fee. The Partnership is also subject to a termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of the 0.5% of the total available principal to be funded or the difference between the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if the Partnership chose to terminate the forward financing commitment.
16. SUBSEQUENT EVENTS
On August 4, 2010, the Partnership acquired a 53 story Class A office tower at 1717 Arch Street in Philadelphia, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. This property contains approximately 1.0 million of net rentable square feet and is currently 63% leased. The Partnership acquired 1717 Arch for $129.0 million funded through a combination of $51.2 million of cash and 7,111,112 units of a newly-established class of its limited partnership interest designated as “Class F (2010) Units.” The Class F (2010) Units do not accrue a dividend prior to the first anniversary of the closing. The Partnership funded the cash portion of the acquisition price through an advance under its revolving credit facility and with available corporate funds.
On July 29, 2010, the Partnership received the full $40.0 million of the purchase money mortgage note it extended to the buyer of its properties in Oakland, California in October 2008.
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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three and six-months ended June 30, 2010 and 2009 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2010, our portfolio consisted of 213 office properties, 20 industrial facilities and three mixed-use properties that contain an aggregate of approximately 23.6 million net rentable square feet. These 236 properties make up our core portfolio. We also have, as of June 30, 2010, two properties under development and one property under redevelopment containing an aggregate 1.4 million net rentable square feet. Therefore, as of June 30, 2010, we own 239 properties with an aggregate of 25.0 million net rentable square feet. As of June 30, 2010, we also held economic interests in 15 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.6 million net rentable square feet.
As of June 30, 2010, we managed our portfolio within six geographic segments: (1) Pennsylvania, (2) Metropolitan Washington D.C, (3) New Jersey/Delaware, (4) Richmond, Virginia, (5) Austin, Texas and (6) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs and the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Volatile economic conditions have resulted in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.

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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at June 30, 2010 was 86.4%. Our overall occupancy at June 30, 2010, including our three properties under development or redevelopment, was 81.5%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, are not renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 6.2% of our aggregate final annualized base rents as of June 30, 2010 (representing approximately 5.8% of the net rentable square feet of the Properties) expire without penalty in 2010. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the six months ended June 30, 2010, we achieved a 60.8% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.6 million or 12.7% of total receivables (including accrued rent receivable) as of June 30, 2010 compared to $16.4 million or 14.3% of total receivables (including accrued rent receivable) as of December 31, 2009.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At June 30, 2010, we were proceeding on two developments and one redevelopment sites aggregating 1.4 million square feet with total projected costs of $356.4 million of which $54.5 million remained to be funded. These amounts include $342.0 million of total project costs for the combined 30th Street Post Office (100% pre-leased to the Internal Revenue Service) and Cira South Garage (93.2% pre-leased to the Internal Revenue Service) in Philadelphia, Pennsylvania of which $53.5 million remained to be funded at June 30, 2010. We are completing the lease-up of six recently completed developments, aggregating 0.9 million square feet, for which we expect to spend an additional $15.6 million in 2010. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of June 30, 2010, we owned approximately 487 acres of undeveloped land. As market conditions warrant, we will look to dispose of those parcels that we do not anticipate developing. For land parcels that we elect to develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates.

RECENT PROPERTY TRANSACTIONS
As of June 30, 2010, two of our building properties located in King of Prussia, Pennsylvania are currently undergoing demolition and the remaining land balances are now presented as land inventory in our consolidated balance sheets. We have determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During the three months ended June 30, 2010, we recognized the remaining depreciation of both properties amounting to $2.7 million with the land values of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
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
Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 2 in our unaudited consolidated financial statements for the three and six-months ended June 30, 2010 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended June 30, 2010 and 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 230 properties containing an aggregate of approximately 22.7 million net rentable square feet that we owned for the entire three-month periods ended June 30, 2010 and 2009. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2010 and 2009) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2010 and 2009 (in thousands).
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

Comparison of three-months ended June 30, 2010 to the three-months ended June 30, 2009

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$108,574	$111,153	$(2,579)	$2,480	$3,309	$—	$—	$(647)	$1,166	$110,407	$115,628	$(5,221)
Straight-line rents	2,351	1,909	442	142	159	—	—	—	8	2,493	2,076	417
Above/below market rent amortization	1,502	1,679	(177)	130	62	—	—	—	—	1,632	1,741	(109)

Total rents	112,427	114,741	(2,314)	2,752	3,530	—	—	(647)	1,174	114,532	119,445	(4,913)
Tenant reimbursements	17,030	16,117	913	573	603	—	—	101	279	17,704	16,999	705
Termination fees	1,207	963	244	124	—	—	—	—	—	1,331	963	368
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	2,904	4,097	2,904	4,097	(1,193)
Other, excluding termination fees	590	406	184	36	25	—	—	398	139	1,024	570	454

Total revenue	131,254	132,227	(973)	3,485	4,158	—	—	2,756	5,689	137,495	142,074	(4,579)

Property operating expenses	38,689	38,399	(290)	1,659	1,664	(11)	166	(1,589)	(1,110)	38,748	39,119	371
Real estate taxes	13,056	13,259	203	443	420	11	11	188	262	13,698	13,952	254
Third party management expenses	—	—	—	—	—	—	—	1,493	1,968	1,493	1,968	475

Subtotal	79,509	80,569	(1,060)	1,383	2,074	—	(177)	2,664	4,569	83,556	87,035	(3,479)

General & administrative expenses	—	—	—	—	—	—	—	6,653	5,515	6,653	5,515	(1,138)
Depreciation and amortization	46,718	48,769	2,051	2,000	2,054	—	—	3,407	1,885	52,125	52,708	583

Operating Income (loss)	$32,791	$31,800	$991	$(617)	$20	$—	$(177)	$(7,396)	$(2,831)	$24,778	$28,812	$(4,034)

Number of properties	230	230		6	6	3	3			239	239
Square feet	22,671	22,671		895	895	1,416	1,416			24,982	24,982

Other Income (Expense):
Interest income										963	642	321
Interest expense										(31,210)	(34,944)	3,734
Interest expense — Deferred financing costs										(862)	(1,894)	1,032
Recognized hedge activity										—	(305)	305
Equity in income of real estate ventures										1,025	1,533	(508)
(Loss) gain on early extinguishment of debt										(445)	12,013	(12,458)

Income (loss) from continuing operations										(5,751)	5,857	(11,608)
Income from discontinued operations										151	(77)	228

Net income (loss)										$(5,600)	$5,780	$(11,380)

Earnings (loss) per common share										$(0.06)	$0.03	$(0.09)

EXPLANATORY NOTES

(a)	- Results include: two developments and one redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio decreased by $5.2 million from the second quarter of 2009 to the second quarter of 2010 primarily reflecting:
•	decrease of $2.6 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 190 basis points;
•	decrease of $0.8 million of rental income due to the decrease in occupancy at a redevelopment property that we recently placed in service; and
•	decrease of $1.8 million due to the deconsolidation of three of our real estate ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010 during the first quarter of 2010. This standard does not require retrospective adoption.
Tenant reimbursements increased by $0.7 million mainly due to the significant number of leases which includes base year operating expense recovery calculations that reached their base year amounts quicker in 2010 than in 2009. Lease structure, the significant northeast snowfall expenses in the first quarter of 2010, as well as the deferral to later months and timing of the repairs and maintenance expenses in the second quarter of 2009, resulted in the base year leases achieving their base year amounts earlier in 2010 than in 2009.
Third party management fees, labor reimbursement and leasing decreased by $1.2 million mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management fees.
General and Administrative Expense
General and Administrative Expense increased by $1.1 million primarily due to:
•	increase of $0.3 million in amortization of stock-based compensation as a result of stock option and restricted stock performance units granted in March 2010;
•	increase of $0.4 million in salaries, bonus and recruiting fees due to new hires during 2010;
•	increase of $0.3 million in professional fees and deal costs as a result of contemplated transactions taking place during 2010; and
•	remainder of the increase is a result of the increase in various corporate level expenses during the second quarter of 2010, none of which were individually significant.
Interest Expense
The decrease in interest expense of $3.7 million is primarily due to the following:
•	decrease of $1.8 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009;
•	decrease of $0.3 million resulting from a lower weighted average interest rate on our Credit Facility borrowings at June 30, 2010 compared to June 30, 2009;
•	decrease of $4.9 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2009. The details of the various purchases completed during the three-month period ended June 30, 2010 are noted in the (Loss) gain on early extinguishment of debt section below and details for all purchases during 2009 are included in our Annual Report on Form 10-K for 2009; and
•	increase in capitalized interest of $1.7 million as a result of the increase in cumulative spending on ongoing development projects.

The above explained net decrease of $8.7 million is offset by an increase of $4.9 million from the sale of $250.0 million of unsecured notes in the third quarter of 2009.
Deferred financing costs decreased by $1.0 million mainly due to the acceleration of such expenses incurred in the debt repurchase activities during the second quarter of 2009.
Equity in income of real estate ventures
Equity in income of real estate ventures decreased by $0.5 million from the second quarter 2009 to the second quarter 2010 due to additional depreciation expense incurred during the second quarter of 2010. This additional expense was offset by $0.2 million related to the deconsolidation of the three real estate ventures during the first quarter of 2010.
(Loss) gain on early extinguishment of debt
During the three months ended June 30, 2010, we repurchased (i) $18.2 million of our 3.875% Exchangeable Notes, (ii) $1.0 million of our 5.625% Guaranteed Notes due 2010 and (iii) a nominal amount of our 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $0.4 million.
During the three months ended June 30, 2009, we repurchased (i) $69.8 million of our 3.875% Exchangeable Notes, (ii) $2.2 million of our 4.500% Guaranteed Notes due 2009 (iii) $40.7 million of our 5.625% Guaranteed Notes due 2010 and (iv) $9.0 million of our 5.750% Guaranteed Notes due 2012 resulting in a total gain on early extinguishment of debt of $12.0 million.
Net loss
Net loss was $5.6 million for the second quarter of 2010 as compared to net income of $5.8 million for the second quarter of 2009 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss (earnings) per Common Share
Loss per share was $0.06 for the second quarter of 2010 as compared to earnings per share of $0.03 for the second quarter of 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the continuing equity offering program in 2010.

Comparison of six-months ended June 30, 2010 to the six-months ended June 30, 2009

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$217,880	$223,389	$(5,509)	$4,066	$4,479	$772	$2,070	$(1,266)	$2,463	$221,452	$232,401	$(10,949)
Straight-line rents	5,056	3,517	1,539	379	406	(27)	(79)	—	17	5,408	3,861	1,547
Above/below market rent amortization	2,921	3,346	(425)	260	248	—	(126)	—	—	3,181	3,468	(287)

Total rents	225,857	230,252	(4,395)	4,705	5,133	745	1,865	(1,266)	2,480	230,041	239,730	(9,689)
Tenant reimbursements	37,850	35,754	2,096	1,096	1,098	38	285	203	550	39,187	37,687	1,500
Termination fees	2,854	1,076	1,778	107	—	124	—	—	—	3,085	1,076	2,009
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	6,371	8,861	6,371	8,861	(2,490)
Other, excluding termination fees	919	715	204	339	46	1	81	686	609	1,945	1,451	494

Total revenue	267,480	267,797	(317)	6,247	6,277	908	2,231	5,994	12,500	280,629	288,805	(8,176)

Property operating expenses	83,675	78,677	(4,998)	3,210	2,932	700	946	(3,689)	(14)	83,896	82,541	(1,355)
Real estate taxes	25,455	27,390	1,935	628	621	272	259	395	514	26,750	28,784	2,034
Third party management expenses	—		—	—	—	—	—	2,905	4,083	2,905	4,083	1,178

Subtotal	158,350	161,730	(3,380)	2,409	2,724	(64)	1,026	6,383	7,917	167,078	173,397	(6,319)

General & administrative expenses	—	—	—	—	—	—	—	12,745	10,473	12,745	10,473	(2,272)
Depreciation and amortization	96,666	96,279	(387)	2,718	2,684	1,308	1,410	4,055	3,550	104,747	103,923	(824)

Operating Income (loss)	$61,684	$65,451	$(3,767)	$(309)	$40	$(1,372)	$(384)	$(10,417)	$(6,106)	$49,586	$59,001	$(9,415)

Number of properties	230	230		5	5	4	4			239	239
Square feet	22,671	22,671		704	704	1,606	1,606			24,981	24,981

Other Income (Expense):
Interest income										1,828	1,221	607
Interest expense										(62,734)	(70,590)	7,856
Interest expense — Deferred financing costs										(1,873)	(3,146)	1,273
Recognized hedge activity										—	(305)	305
Equity in income of real estate ventures										2,321	2,119	202
(Loss) gain on early extinguishment of debt										(1,637)	18,652	(20,289)

Income (loss) from continuing operations										(12,509)	6,952	(19,461)
Income from discontinued operations										6,510	(2,045)	8,555

Net income (loss)										$(5,999)	$4,907	$(10,906)

Earnings (loss) per common share										$(0.08)	$0.01	$(0.09)

EXPLANATORY NOTES

(a)	- Results include: two developments and two redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio decreased by $10.9 million from the six-month period ended June 30, 2009 to the six-month period ended June 30, 2010 primarily reflecting:
•	decrease of $5.5 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 160 basis points;
•	decrease of $1.3 million of rental income due to the decrease in occupancy at one of our redevelopment properties;
•	decrease of $3.6 million due to the deconsolidation of three of our real estate ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010 during the first quarter of 2010. This standard does not require retrospective adoption.
Termination fees at the Total Portfolio increased by $2.0 million from the six-month period ended June 30, 2009 to the six-month period ended June 30, 2010 primarily due to increased tenant move-outs during 2010 which is consistent with the 160 basis point occupancy decrease noted above.
Third party management fees, labor reimbursement and leasing decreased by $2.5 million mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management fees.
Property Operating Expenses
Property operating expenses increased by $1.4 million as a result of higher snow removal and repairs and maintenance expenses totaling $3.6 million during the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009 offset by a decrease of $2.0 million in bad debt expense during the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009.
Real Estate Taxes
Real estate taxes decreased by $2.0 million due to lower taxes assessed on our properties during the six-month period ended June 30, 2010 as compared to the prior year.
General and Administrative Expense
General and Administrative Expense increased by $2.3 million primarily due to:
•	increase of $0.4 million in amortization of stock-based compensation as a result of stock option and restricted stock performance units granted in March 2010;
•	increase of $0.7 million in salaries, bonus and recruiting fees due to new hires during the six-month period ended June 30, 2010;
•	a $0.2 million one-time bonus payment made during the six-month period ended June 30, 2010;
•	increase of $0.5 million as a result of various corporate level expenses during the six-month period ended June 30, 2010, none of which were individually significant;
•	increase of $0.3 million in professional fees and deal costs as result of contemplated transactions taking place during 2010; and
•	we received corporate level tax refunds of $0.2 million during the six-month period ended June 30, 2009 that were recorded as a reduction in that period.

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
Interest Expense
The decrease in interest expense of $7.9 million is primarily due to the following:
•	decrease of $3.8 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009;
•	decrease of $0.5 million resulting from a lower weighted average interest rate on our Credit Facility borrowings at June 30, 2010 compared to June 30, 2009;
•	decrease of $9.8 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2009. The details of the various purchases completed during the six-month period ended June 30, 2010 are noted in the Loss (gain) on early extinguishment of debt section below and details for all purchases during 2009 are included in our Annual Report on Form 10-K for 2009; and
•	increase in capitalized interest of $3.4 million as a result of the increase in cumulative spending on ongoing development projects.
The above explained net decrease of $17.5 million is offset by an increase of $9.7 million from the sale of $250.0 million of unsecured notes in the third quarter of 2009.
Deferred financing costs decreased by $1.3 million mainly due to the acceleration of such expenses incurred in the debt repurchase activities during the six-month period ended June 30, 2009.
(Loss) gain on early extinguishment of debt
During the six-month period ended June 30, 2010, we repurchased (i) $54.4 million of our 3.875% Exchangeable Notes, (ii) $1.7 million of our 5.625% Guaranteed Notes due 2010 and (iii) $11.0 million of our 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $1.6 million.
During the six-month period ended June 30, 2009, we repurchased (i) $76.3 million of our 3.875% Exchangeable Notes, (ii) $46.5 million of our 4.500% Guaranteed Notes due 2009 (iii) $65.0 million of our 5.625% Guaranteed Notes due 2010 and (iv) $10.0 million of our 5.750% Guaranteed Notes due 2012 resulting in a net gain on early extinguishment of debt of $18.7 million.
Discontinued Operations
During the six-month period ended June 30, 2010, we sold Westmoreland Plaza, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million. This property had $0.2 million of net income and we recognized a gain of $6.3 million for its sale.

The six-month period ended June 30, 2009 amounts are reclassified to include the operations of the property sold during 2010, as well as all properties that were sold through the year ended December 31, 2009. Therefore, the discontinued operations amount for the six-month period ended June 30, 2009 includes total revenue of $9.5 million, operating expenses of $4.7 million and depreciation and amortization expense of $2.2 million. During the six-month period ended June 30, 2009, we also recognized a provision for impairment of $3.7 million on a property that was sold during the second quarter of 2009.
Net loss
Net loss was $6.0 million for the six month period ended June 30, 2010 as compared to net income of $4.9 million for the six month period ended June 30, 2009 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss (earnings) per Common Share
Loss per share was $0.08 for the six-month period ended June 30, 2010 as compared to earnings per share of $0.01 for the six-month period ended June 30, 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the continuing equity offering program in 2010.

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
We believe that with the uncertain economic conditions, it is likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of our markets in 2010 and possibly beyond. As a result our revenue from the overall reduced demand for office space, our cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our Credit Facility and other debt and equity financings.
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
Our ability to sell common and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about our company and the current trading price of our shares. We regularly analyze which source of capital is most advantageous to us at any particular point in time. In March 2010, we commenced a continuous equity offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. We may sell common shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding. In conjunction with the Offering Program, we engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the six months ended June 30, 2010. During the three months ended June 30, 2010, we sold 1,960,145 shares under this program at an average sales price of $12.89 per share resulting in net proceeds of $24.8 million. From its inception in March 2010 through June 30, 2010, we have sold 3,285,345 shares under this program at an average sales price of $12.69 per share resulting in net proceeds of $40.9 million. We used the net proceeds from the sales to repay balances on our unsecured credit facility and for general corporate purposes.

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
As of June 30, 2010 and December 31, 2009, we maintained cash and cash equivalents of $0.3 million and $1.6 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30 (in thousands):

Activity	2010	2009
Operating	$103,002	$105,098
Investing	(100,284)	(47,991)
Financing	(3,988)	(57,095)

Net cash flows	$(1,270)	$12

Our principal source of cash flows is from the operation of our properties. We do not restate our cash flow for discontinued operations.
The net decrease in cash flows from operating activities is primarily the result of the following:
•	Decrease in average occupancy from 89.1% during the six months ended June 30, 2009 to 86.8% during the six months ended June 30, 2010;
•	Decrease in the number of operating properties due to dispositions. We sold a total of four properties subsequent to June 30, 2009;
•	Timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The transactions mentioned above which decreased cash flows from operating activities were offset by the contribution received from the historic tax credit transaction of $27.4 million in June 2010.
The net increase in cash flows used in investing activities is primarily attributable to the following:
•	Our capital expenditures for tenant and building improvements and leasing commissions increased by $1.1 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009;
•	Decrease in cash of $1.4 million due to the deconsolidation of variable interest entities; and
•	Receipt of funds placed in escrow during the last quarter of 2008 related to the Cira garage project amounting to $31.4 million which was also used to finance the project during the first quarter of last year.
•	Decrease in net proceeds from sales of properties from $33.4 million during the six months ended June 30, 2009 to $10.4 million during the six months ended June 30, 2010.
•	Decrease in cash distributions from unconsolidated Real Estate Ventures of $10.5 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.
The transactions mentioned above which increased cash used in investing activities were offset by the contributions made during the first quarter of last year from unconsolidated real estate ventures amounting to $15.0 million.

The net decrease in cash used in financing activities is mainly due to the following:
•	Decrease in repayments of mortgage notes payable from $73.6 million during the six months ended June 30, 2009 to $4.5 million during the six months ended June 30, 2010 offset by the $89.8 million of proceeds during the six months ended June 30, 2009.
•	Decrease in repayments of our credit facility and unsecured notes of $373.2 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 offset by the decrease in proceeds from Credit Facility Borrowings of $116.0 million.
•	Decrease in debt financing costs of $21.5 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and primarily relate to the $17.7 million forward financing commitment fee paid in the prior year.
The items mentioned above which decreased cash used in financing activities were offset by the following transactions:
•	Decrease in net proceeds received from the issuance of common shares amounting to $201.4 million during the six months ended June 30, 2010 when compared to the issuance made during the six months ended June 30, 2009.
•	Increase in distributions paid to shareholders and on non-controlling interests from $40.4 million during the six months ended June 30, 2009 to $43.9 million during the six months ended June 30, 2010.
Capitalization
Indebtedness
During the six-months ended June 30, 2010, we repurchased $67.3 million of our unsecured notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$1,829	$1,772	$(33)	$2
2012 5.750% Notes	11,666	11,056	(369)	29
3.875% Notes	54,662	54,425	(1,235)	250

	$68,157	$67,253	$(1,637)	$281

The table below summarizes our mortgage notes payable, our unsecured notes and our revolving credit facility at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,161,478	$2,246,375
Variable rate — unhedged	253,136	214,836

Total	$2,414,614	$2,461,211

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	89.5%	91.3%
Variable rate — unhedged	10.5%	8.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	5.9%	5.9%
Variable rate — unhedged	2.3%	2.6%
Total	5.5%	5.6%

The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.
We use credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. We have the option to increase the maximum borrowings under our Credit Facility to $800.0 million subject to the absence of any defaults and our ability to obtain additional commitments from our existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. We were in compliance with all covenants as of June 30, 2010.
The indenture under which we issued our unsecured notes contain financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. We were in compliance with all covenants as of June 30, 2010.
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
As of June 30, 2010, we had guaranteed repayment of approximately $0.7 million of loans on behalf of certain Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of certain of the Real Estate Ventures.
Equity
On June 2, 2010, we declared a distribution of $0.15 per Common Share, totaling $19.9 million, which we paid on July 20, 2010 to shareholders of record as of July 6, 2010. The Operating Partnership simultaneously declared a $0.15 per unit cash distribution to holders of Class A Units totaling $0.4 million.
On June 2, 2010, we declared distributions on our Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, we commenced a continuous equity offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. We may sell common shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding. In conjunction with the Offering Program, we engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the six months ended June 30, 2010. During the three months ended June 30, 2010, we sold 1,960,145 shares under this program at an average sales price of $12.89 per share resulting in net proceeds of $24.8 million. From its inception in March 2010 through June 30, 2010, we have sold 3,285,345 shares under this program at an average sales price of $12.69 per share resulting in net proceeds of $40.9 million. We used the net proceeds from the sales to repay balances on our unsecured revolving credit facility and for general corporate purposes.
We maintain a share repurchase program under which our Board has authorized us to repurchase our common shares from time to time. As of June 30, 2010, there are approximately 0.5 million shares remaining to be repurchased under this program. Our Board has not limited the duration of the program; however, it may be terminated at any time.
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

Short- and Long-Term Liquidity
We believe that our cash flow from operations is adequate to fund our short-term liquidity requirements, excluding principal payments under our debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. We intend to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of June 30, 2010, we have $613.3 million of unsecured debt and $166.8 million of mortgage debt that is scheduled to mature through December 2011. We extended our term loan of $183.0 million from October 18, 2010 to June 29, 2011. The Credit Facility and the Bank Term Loan may be extended to June 29, 2011 at our discretion. For the remaining debt maturities we expect to have sufficient capacity under our Credit Facility but we will also continue to look to the other listed sources to fund these maturities.
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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2010:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$503,245	$49,910	$211,741	$7,088	$234,506
Revolving credit facility	160,000	—	160,000	—
Unsecured term loan	183,000	183,000	—	—	—
Unsecured debt (a)	1,568,369	196,774	176,769	742,681	452,145
Ground leases (b)	295,855	1,159	6,955	7,226	280,515
Interest expense (d)	566,080	114,806	186,434	198,491	66,349
Development contracts (c)	32,650	32,650	—	—	—
Other liabilities	7,425	—	—	—	7,425

	$3,316,624	$578,299	$741,899	$955,486	$1,040,940

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2010 interest rates.
As part of the TRC acquisition, we acquired our interest in Two Logan Square, a 704,664 square foot office building in Philadelphia, primarily through our ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and we, through our ownership of the second and third mortgages are the primary beneficiary. We currently do not expect to take title to Two Logan Square until, at the earliest, September 2019. If we take fee title to Two Logan Square upon a foreclosure of our mortgage, we have agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if we must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).

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
As part of our 2006 acquisition of Prentiss Properties Trust, the TRC acquisition in 2004 and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold us the applicable property for tax liabilities triggered to them.
As part of our acquisition of properties from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties with the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we will be required to provide the prior owner an opportunity to guaranty a qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms that will be favorable to us.
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
On June 29, 2009, we entered into a forward financing commitment to borrow up to $256.5 million under two separate loans which are secured by mortgages on the Post Office project, the garage project and by the leases of space at these facilities upon the completion of these projects. In order for funding to occur we need to meet certain conditions which primarily relate to the completion of the projects and the commencement of the rental payments from the respective leases on these properties. The expected funding date is scheduled on or about September 1, 2010 which is also the anticipated completion date of the projects. In the event the said conditions were not met, we have the right to extend the funding date by paying an extension fee amounting to $1.8 million for each 30 day extension within the allowed two year extension period. In addition, we can also voluntarily elect to terminate the loans during the forward period, including the extension period, by paying a termination fee. We are also subject to the termination fee if the conditions were not met on the final advance date. The termination fee is calculated as the greater of 0.5% of the total available principal to be funded or the present value of the scheduled interest and principal payments (based on the principal amount to be funded and the then 20-year treasury rate plus 50 basis points) from the funding date through the loans’ maturity date and the amount to be funded. In addition, deferred financing costs related to these loans will be accelerated if we chose to terminate the forward financing commitment.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2010, our consolidated debt consisted of $443.2 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in an unsecured term loan, $160.0 million of borrowings under our Credit Facility, and $1,568.4 million in unsecured notes of which $52.8 million are fixed rate borrowings and $1,515.5 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

As of June 30, 2010, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1.5 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, including the Notes, of approximately $14.9 million at June 30, 2010.
We use derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of June 30, 2010, we effectively hedged debt with a notional amount of $228.5 million through four interest rate swap agreements. These instruments have an aggregate fair value of $3.2 million at June 30, 2010.
The total carrying value of our variable rate debt was approximately $421.6 million and $353.6 million at June 30, 2010 and December 31, 2009, respectively. The total fair value of our debt, excluding the Notes, was approximately $406.6 million and $341.2 million at June 30, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt, excluding the Notes of approximately $1.9 million at June 30, 2010, and a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $1.5 million at December 31, 2009.
If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $13.9 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $13.3 million.
At June 30, 2010, our outstanding variable rate debt based on LIBOR totaled approximately $421.6 million. At June 30, 2010, the interest rate on our variable rate debt was approximately 1.19%. If market interest rates on our variable rate debt change by 100 basis points, total interest expense would change by approximately $0.5 million for the quarter ended June 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended June 30, 2010:

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

3.1	Bylaws of Brandywine Realty Trust, as amended and restated, (June 2, 2010) (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on June 4, 2010)

10.1	Amended and Restated 1997 Long-Term Incentive Plan (incorporated by reference to Brandywine Realty Trust’s Registration Statement on Form S-8 filed on June 2, 2010) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

BRANDYWINE REALTY TRUST
(Registrant)

Date: August 5, 2010	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2010	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
(Registrant)

BRANDYWINE REALTY TRUST,
as general partner

Date: August 5, 2010	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2010	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)