Form 10-Q
period 2010-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2010-11-03
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
A total of 134,456,983 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of October 31, 2010.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2010 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”.
The Parent Company is the sole general partner of the Operating Partnership and as of September 30, 2010, owned a 93.1% interest in the Operating Partnership. The remaining interest of approximately 6.9% pertains to common limited partnership interests owned by non-affiliated investors who acquired their interests in exchange for contributions of properties or interests in properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
The Company believes that combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into a single report will result in the following benefits:
•	facilitate a better understanding by the investors of the Parent Company and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;
•	remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the Company’s disclosure applies to both the Parent Company and the Operating Partnership; and
•	create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Management operates the Parent Company and the Operating Partnership as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership. These members are officers of both the Parent Company and of the Operating Partnership.
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or its subsidiaries.
The equity and non-controlling interests in the Parent Company and the Operating Partnership’s equity are the main areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ equity in the Operating Partnership’s financial statements while the redeemable common limited partnership interests held by parties other than the Parent Company are presented as non-controlling interests in the Parent Company’s financial statements. The differences between the Parent Company and the Operating Partnership’s equity relate to the differences in the equity issued at the Parent Company and Operating Partnership levels.

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:
•	consolidated financial statements;
•	the following notes to the consolidated financial statements:
•	Noncontrolling Interests; and
•	Parent Company’s and Operating Partnership’s Equity
•	Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report also includes separate Item 4. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.
As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company operations on a consolidated basis and how management operates the Company.

Page
PART I — FINANCIAL INFORMATION

Item 1. Brandywine Realty Trust

Financial Statements of Brandywine Realty Trust (unaudited)

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	5

Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009	6

Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2010 and 2009	7

Consolidated Statements of Equity for the three- and nine-month periods ended September 30, 2010 and 2009	8

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009	9

Brandywine Operating Partnership, L.P.

Financial Statements of Brandywine Operating Partnership, L.P. (unaudited)

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	10

Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009	11

Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2010 and 2009	12

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009	13

Notes to Unaudited Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	67

Item 4. Controls and Procedures (Brandywine Realty Trust)

Controls and Procedures (Brandywine Operating Partnership, L.P.)	67

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	68

Item 1A. Risk Factors	68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3. Defaults Upon Senior Securities	68

Item 4. Reserved	68

Item 5. Other Information	68

Item 6. Exhibits	69

Signatures	70

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30,	December 31,
	2010	2009
ASSETS
Real estate investments:
Rental properties	$4,830,454	$4,512,618
Accumulated depreciation	(764,455)	(716,956)

Operating real estate investments, net	4,065,999	3,795,662
Construction-in-progress	53,377	271,962
Land inventory	106,801	97,368

Total real estate investments, net	4,226,177	4,164,992

Cash and cash equivalents	104,041	1,567
Accounts receivable, net	20,079	10,934
Accrued rent receivable, net	90,620	87,173
Asset held for sale, net	11,908	—
Investment in real estate ventures, at equity	78,077	75,458
Deferred costs, net	100,894	106,097
Intangible assets, net	107,604	105,163
Notes receivable	20,127	59,008
Other assets	64,771	53,358

Total assets	$4,824,298	$4,663,750

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$757,584	$551,720
Borrowing under credit facilities	22,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,562,238	1,627,857
Accounts payable and accrued expenses	92,092	88,599
Distributions payable	22,624	21,799
Tenant security deposits and deferred rents	52,878	58,572
Acquired below market leases, net	31,334	37,087
Deferred income	72,760	47,379
Other liabilities	29,256	33,997
Liabilities related to assets held for sale	261	—

Total liabilities	2,826,027	2,742,010

Commitments and contingencies (Note 18)

Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 134,176,707 and 128,849,176 issued in 2010 and 2009, respectively and 134,042,560 and 128,597,412 outstanding in 2010 and 2009, respectively	1,339	1,286
Additional paid-in capital	2,663,832	2,610,421
Deferred compensation payable in common stock	5,946	5,549
Common shares in treasury, at cost, 134,147 and 251,764 in 2010 and 2009, respectively	(3,806)	(7,205)
Common shares in grantor trust, 296,450 in 2010 and 255,700 in 2009	(5,946)	(5,549)
Cumulative earnings	488,553	501,384
Accumulated other comprehensive loss	(2,817)	(9,138)
Cumulative distributions	(1,279,231)	(1,213,359)

Total Brandywine Realty Trust’s equity	1,867,913	1,883,432
Non-controlling interests	130,358	38,308

Total equity	1,998,271	1,921,740

Total liabilities and equity	$4,824,298	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month		For the nine-month
	periods ended September 30,		periods ended September 30,
	2010	2009	2010	2009
Revenue:
Rents	$117,567	$119,141	$346,739	$357,929
Tenant reimbursements	20,187	18,964	58,995	56,253
Termination fees	1,039	1,764	4,124	2,840
Third party management fees, labor reimbursement and leasing	2,922	5,194	9,293	14,055
Other	1,250	871	3,195	2,318

Total revenue	142,965	145,934	422,346	433,395

Operating Expenses:
Property operating expenses	42,448	39,762	125,992	121,967
Real estate taxes	14,328	14,161	40,909	42,740
Third party management expenses	1,528	2,256	4,433	6,339
Depreciation and amortization	52,019	51,143	156,198	154,566
General and administrative expenses	5,753	5,018	18,498	15,490

Total operating expenses	116,076	112,340	346,030	341,102

Operating income	26,889	33,594	76,316	92,293

Other Income (Expense):
Interest income	726	473	2,554	1,694
Interest expense	(34,488)	(31,455)	(97,222)	(102,045)
Interest expense — amortization of deferred financing costs	(827)	(1,579)	(2,700)	(4,725)
Recognized hedge activity	—	(1,517)	—	(1,822)
Equity in income of real estate ventures	1,035	1,331	3,356	3,450
(Loss) gain on early extinguishment of debt	(64)	5,073	(1,701)	23,725

Income (loss) from continuing operations	(6,729)	5,920	(19,397)	12,570

Discontinued operations:
Income from discontinued operations	116	1,395	436	4,383
Net (loss) gain on disposition of discontinued operations	(3)	(6)	6,346	(1,037)
Provision for impairment	—	—	—	(3,700)

Total discontinued operations	113	1,389	6,782	(354)

Net income (loss)	(6,616)	7,309	(12,615)	12,216

Net (income) loss from discontinued operations attributable to non- controlling interests — LP units	(3)	(30)	(147)	24
Net income attributable to non-controlling interests — partners’ share of consolidated real estate ventures	—	(47)	—	(69)
Net (income) loss attributable to non-controlling interests — LP units	182	(84)	536	(189)

Net (income) loss attributable to non-controlling interests	179	(161)	389	(234)

Net income (loss) attributable to Brandywine Realty Trust	(6,437)	7,148	(12,226)	11,982
Distribution to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted shareholders	(128)	(73)	(384)	(183)

Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(8,563)	$5,077	$(18,604)	$5,805

Basic earnings per Common Share:
Continuing operations	$(0.06)	$0.03	$(0.19)	$0.05
Discontinued operations	0.00	0.01	0.05	(0.00)

	$(0.06)	$0.04	$(0.14)	$0.05

Diluted earnings per Common Share:
Continuing operations	(0.06)	$0.03	$(0.19)	$0.05
Discontinued operations	0.00	0.01	0.05	(0.00)

	$(0.06)	$0.04	$(0.14)	$0.05

Basic weighted average shares outstanding	132,208,245	128,582,498	130,841,534	106,273,509

Diluted weighted average shares outstanding	132,208,245	129,926,111	130,841,534	107,206,551

Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(6,547)	$5,789	$(18,861)	$12,312
Income (loss) from discontinued operations	110	1,359	6,635	(330)

Net income (loss)	$(6,437)	$7,148	$(12,226)	$11,982

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the nine-month
	periods ended September 30,		periods ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(6,616)	$7,309	$(12,615)	$12,216
Comprehensive income:
Unrealized gain on derivative financial instruments	2,274	328	6,445	6,399
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	13	(20)	12	(60)

Total comprehensive income	2,287	308	6,457	6,339

Comprehensive income (loss)	(4,329)	7,617	(6,158)	18,555

Comprehensive (income) loss attributable to non-controlling interest	131	(161)	253	(234)

Comprehensive income (loss) attributable to Brandywine Realty Trust	$(4,198)	$7,456	$(5,905)	$18,321

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Nine-Month Periods Ended September 30, 2010 and 2009
(unaudited, in thousands, except number of shares)
September 30, 2010

								Common
							Number of	Shares of
							Rabbi	Brandywine			Deferred	Common		Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Trust/Deferred	Realty Trust’s	Additional	Common	Compensation	Shares in		Other		Non-
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	beneficial	Paid-in	Shares	Payable in	Grantor	Cumulative	Comprehensive	Cumulative	Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	2,000,000	$20	2,300,000	$23	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss													(12,226)			(389)	(12,615)
Comprehensive income														6,321		136	6,457
Issuance of Common Shares of Beneficial Interest					5,327,845			53	66,874								66,927
Equity issuance costs									(1,036)								(1,036)
Issuance of LP units																77,732	77,732
Bonus Share Issuance						(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock						(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization									2,723								2,723
Restricted Performance Units Amortization									695								695
Share Issuance from/to Deferred Compensation Plan					(314)		(3,866)				(110)	110					—
Stock Option Amortization									804								804
Outperformance Plan Amortization									339								339
Trustee Fees Paid in Shares						(8,412)	3,020			224	35	(35)	(125)				100
Adjustment to Non-controlling Interest									(15,874)							15,874	—
Cumulative Effect of Accounting Change for Variable Interest Entities													1,439			(38)	1,401
Preferred Share distributions															(5,993)		(5,993)
Distributions declared ($0.45 per share)															(59,880)	(1,264)	(61,144)

BALANCE, September 30, 2010	2,000,000	$20	2,300,000	$23	134,176,707	134,147	296,450	$1,339	$2,663,832	$(3,806)	$5,946	$(5,946)	$488,553	$(2,817)	$(1,279,231)	$130,358	$1,998,271

September 30, 2009

								Common
							Number of	Shares of
							Rabbi	Brandywine			Deferred	Common		Accumulated
	Number of	Par Value of	Number of	Par Value of	Number of	Number of	Trust/Deferred	Realty Trust’s	Additional	Common	Compensation	Shares in		Other		Non-
	Preferred C	Preferred C	Preferred D	Preferred D	Common	Treasury	Compensation	beneficial	Paid-in	Shares	Payable in	Grantor	Cumulative	Comprehensive	Cumulative	Controlling
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net income													11,982			234	12,216
Comprehensive income														6,656		(317)	6,339
Issuance of Common Shares of Beneficial Interest					40,250,000			402	241,920								242,322
Bonus Share Issuance						(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock						(78,607)	8,971	2	(778)	2,704	56	(56)	(2,142)				(214)
Restricted Stock Amortization									2,482								2,482
Restricted Performance Units Amortization									200								200
Share Issuance from/to Deferred Compensation Plan					(3,796)	(54,854)	26,092	—	(29)	1,830	(816)	816	(1,670)				131
Share Choice Plan Issuance					(7,081)				(46)								(46)
Stock Option Amortization									340								340
Outperformance Plan Amortization									803								803
Trustee Fees Paid in Shares						(13,987)	4,895			466	35	(35)	(313)				153
Adjustment to Non-controlling Interest									12,709							(12,709)	—
Other — consolidated real estate ventures																73	73
Other activity									183								183
Preferred Share distributions															(5,994)		(5,994)
Distributions declared ($0.30 per share)															(34,952)	(845)	(35,797)

BALANCE, September 30, 2009	2,000,000	$20	2,300,000	$23	128,849,176	266,842	255,700	$1,286	$2,609,212	$(7,893)	$5,549	$(5,549)	$505,468	$(10,349)	$(1,191,352)	$39,397	$1,945,812

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(12,615)	$12,216
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	119,729	119,432
Amortization:
Deferred financing costs	2,700	4,725
Amortization of debt discount/(premium), net	590	3,015
Deferred leasing costs	15,567	13,472
Acquired above (below) market leases, net	(4,535)	(4,827)
Acquired lease intangibles	21,657	24,926
Stock-based compensation costs	3,744	3,880
Recognized hedge activity	—	1,822
Straight-line rent	(9,179)	(6,778)
Provision for doubtful accounts	2,276	4,643
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(2,779)	(1,450)
Net loss (gain) on sale of interests in real estate	(6,346)	1,038
Loss (gain) on early extinguishment of debt	1,701	(23,725)
Contributions from historic tax credit transaction, net of deferred costs	27,396	—
Cumulative interest accretion of repayments of unsecured notes	(2,716)	(3,730)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,540)	3,827
Other assets	(16,051)	(8,243)
Accounts payable and accrued expenses	11,238	18,102
Tenant security deposits and deferred rents	(4,412)	(4,594)
Other liabilities	3,197	1,648

Net cash from operating activities	149,622	163,099
Cash flows from investing activities:
Acquisition of properties	(50,342)	—
Sales of properties, net	17,352	33,354
Proceeds from repayment of mortgage notes receivable	40,000	—
Capital expenditures	(144,884)	(162,013)
Advances for purchase of tenant assets, net of repayments	(4,514)	—
Investment in unconsolidated Real Estate Ventures	—	(14,980)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,453	11,528
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(16,720)	(18,022)

Net cash used in investing activities	(159,037)	(118,748)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	344,000	806,000
Repayments of Credit Facility borrowings	(414,000)	(959,000)
Proceeds from mortgage notes payable	253,981	149,800
Repayments of mortgage notes payable	(6,533)	(81,558)
Proceeds from unsecured notes	—	247,030
Repayments of unsecured notes	(66,408)	(369,862)
Debt financing costs	(492)	(24,354)
Refund of deferred financing costs related to forward commitment	1,659	—
Net proceeds from issuance of shares	65,990	242,332
Distributions paid to shareholders	(65,045)	(53,958)
Distributions to noncontrolling interest	(1,263)	(1,409)

Net cash from (used in) financing activities	111,889	(44,979)

Increase (decrease) in cash and cash equivalents	102,474	(628)
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$104,041	$3,296

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2010 and 2009 of $9,468 and $5,980, respectively	$85,824	$92,309
Supplemental disclosure of non-cash activity:
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	2,519	—
Change in capital expenditures financed through accounts payable at period end	(7,805)	8,290
Change in capital expenditures financed through retention payable at period end	1,362	(3,945)
Change in unfunded tenant allowance	(2,926)	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	(42,877)	—
Change in non-controlling interest from issuance of limited partnership units (see Note 3)	77,733	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	September 30,	December 31,
	2010	2009
Real estate investments:
Operating properties	$4,830,454	$4,512,618
Accumulated depreciation	(764,455)	(716,956)

Operating real estate investments, net	4,065,999	3,795,662
Construction-in-progress	53,377	271,962
Land inventory	106,801	97,368

Total real estate investments, net	4,226,177	4,164,992

Cash and cash equivalents	104,041	1,567
Accounts receivable, net	20,079	10,934
Accrued rent receivable, net	90,620	87,173
Asset held for sale, net	11,908	—
Investment in real estate ventures, at equity	78,077	75,458
Deferred costs, net	100,894	106,097
Intangible assets, net	107,604	105,163
Notes receivable	20,127	59,008
Other assets	64,771	53,358

Total assets	$4,824,298	$4,663,750

LIABILITIES AND EQUITY
Mortgage notes payable	$757,584	$551,720
Borrowing under credit facilities	22,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,562,238	1,627,857
Accounts payable and accrued expenses	92,092	88,599
Distributions payable	22,624	21,799
Tenant security deposits and deferred rents	52,878	58,572
Acquired below market leases, net	31,334	37,087
Deferred income	72,760	47,379
Other liabilities	29,256	33,997
Liabilities related to assets held for sale	261	—

Total liabilities	2,826,027	2,742,010

Commitments and contingencies (Note 18)
Redeemable limited partnership units at redemption value; 9,920,220 and 2,809,108 issued and outstanding in 2010 and 2009, respectively	135,519	44,620

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	55,538	55,538
General Partnership Capital, 134,176,707 and 128,849,176 units issued in 2010 and 2009, respectively and 134,042,560 and 128,597,412 units outstanding in 2010 and 2009, respectively	1,761,871	1,783,033
Accumulated other comprehensive loss	(2,569)	(9,428)

Total Brandywine Operating Partnership’s equity	1,862,752	1,877,055

Non-controlling interest — consolidated real estate ventures	—	65

Total Equity	1,862,752	1,877,120

Total liabilities and partners’ equity	$4,824,298	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month		For the nine-month
	periods ended September 30,		periods ended September 30,
	2010	2009	2010	2009
Revenue:
Rents	$117,567	$119,141	$346,739	$357,929
Tenant reimbursements	20,187	18,964	58,995	56,253
Termination fees	1,039	1,764	4,124	2,840
Third party management fees, labor reimbursement and leasing	2,922	5,194	9,293	14,055
Other	1,250	871	3,195	2,318

Total revenue	142,965	145,934	422,346	433,395

Operating Expenses:
Property operating expenses	42,448	39,762	125,992	121,967
Real estate taxes	14,328	14,161	40,909	42,740
Third party management expenses	1,528	2,256	4,433	6,339
Depreciation and amortization	52,019	51,143	156,198	154,566
General & administrative expenses	5,753	5,018	18,498	15,490

Total operating expenses	116,076	112,340	346,030	341,102

Operating income	26,889	33,594	76,316	92,293

Other Income (Expense):
Interest income	726	473	2,554	1,694
Interest expense	(34,488)	(31,455)	(97,222)	(102,045)
Interest expense — Deferred financing costs	(827)	(1,579)	(2,700)	(4,725)
Recognized hedge activity	—	(1,517)	—	(1,822)
Equity in income of real estate ventures	1,035	1,331	3,356	3,450
(Loss) Gain on early extinguishment of debt	(64)	5,073	(1,701)	23,725

Income (loss) from continuing operations	(6,729)	5,920	(19,397)	12,570

Discontinued operations:
Income from discontinued operations	116	1,395	436	4,383
Net (loss) gain on disposition of discontinued operations	(3)	(6)	6,346	(1,037)
Provision for impairment	—	—	—	(3,700)

	113	1,389	6,782	(354)

Net income (loss)	(6,616)	7,309	(12,615)	12,216

Net income attributable to non-controlling interests	—	(47)	—	(69)

Net income (loss) attributable to Brandywine Operating Partnership	(6,616)	7,262	(12,615)	12,147
Distribution to Preferred share dividends	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted unitholders	(128)	(73)	(384)	(183)

Net income (loss) attributable to Common Partnership Unitholders Brandywine Operating Partnership	$(8,742)	$5,191	$(18,993)	$5,970

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.06)	$0.03	$(0.19)	$0.05
Discontinued operations	0.00	0.01	0.05	(0.00)

	$(0.06)	$0.04	$(0.14)	$0.05

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.06)	$0.03	$(0.19)	$0.05
Discontinued operations	0.00	0.01	0.05	(0.00)

	$(0.06)	$0.04	$(0.14)	$0.05

Basic weighted average common partnership units outstanding	139,423,151	131,399,119	135,135,380	109,090,130

Diluted weighted average common partnership units outstanding	139,423,151	132,742,732	135,135,380	110,023,172

Net income (loss) attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(6,729)	$5,873	$(19,397)	$12,501
Income (loss) from discontinued operations	113	1,389	6,782	(354)

Net income (loss)	$(6,616)	$7,262	$(12,615)	$12,147

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month		For the nine-month
	periods ended September 30,		periods ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(6,616)	$7,309	$(12,615)	$12,216
Comprehensive income:
Unrealized gain on derivative financial instruments	2,274	328	6,445	6,399
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	13	(20)	12	(60)

Total comprehensive income	2,287	308	6,457	6,339

Comprehensive income (loss)	(4,329)	7,617	(6,158)	18,555

Comprehensive (income) loss attributable to non-controlling interest	—	(47)	—	(69)

Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(4,329)	$7,570	$(6,158)	$18,486

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(12,615)	$12,216
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	119,729	119,432
Amortization:
Deferred financing costs	2,700	4,725
Amortization of debt discount/(premium), net	590	3,015
Deferred leasing costs	15,567	13,472
Acquired above (below) market leases, net	(4,535)	(4,827)
Acquired lease intangibles	21,657	24,926
Stock-based compensation costs	3,744	3,880
Recognized hedge activity	—	1,822
Straight-line rent	(9,179)	(6,778)
Provision for doubtful accounts	2,276	4,643
Provision for impairment in real estate	—	3,700
Real estate venture income in excess of distributions	(2,779)	(1,450)
Net loss (gain) on sale of interests in real estate	(6,346)	1,038
Loss (gain) on early extinguishment of debt	1,701	(23,725)
Contributions from historic tax credit, net of deferred costs	27,396	—
Cumulative interest accretion of repayments of unsecured notes	(2,716)	(3,730)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,540)	3,827
Other assets	(16,051)	(8,243)
Accounts payable and accrued expenses	11,238	18,102
Tenant security deposits and deferred rents	(4,412)	(4,594)
Other liabilities	3,197	1,648

Net cash from operating activities	149,622	163,099
Cash flows from investing activities:
Acquisition of properties	(50,342)	—
Sales of properties, net	17,352	33,354
Proceeds from repayment of mortgage notes receivable	40,000	—
Capital expenditures	(144,884)	(162,013)
Advances for purchase of tenant assets, net of repayments	(4,514)	—
Investment in unconsolidated Real Estate Ventures	—	(14,980)
Escrowed cash	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,453	11,528
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—
Leasing costs	(16,720)	(18,022)

Net cash used in investing activities	(159,037)	(118,748)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	344,000	806,000
Repayments of Credit Facility borrowings	(414,000)	(959,000)
Proceeds from mortgage notes payable	253,981	149,800
Repayments of mortgage notes payable	(6,533)	(81,558)
Proceeds from unsecured notes	—	247,030
Repayments of unsecured notes	(66,408)	(369,862)
Debt financing costs	(492)	(24,354)
Refund of deferred financing costs related to forward commitment	1,659	—
Net proceeds from issuance of operating units	65,990	242,332
Distributions paid to preferred and common partnership unitholders	(66,308)	(55,367)

Net cash from (used in) financing activities	111,889	(44,979)

Increase (decrease) in cash and cash equivalents	102,474	(628)
Cash and cash equivalents at beginning of period	1,567	3,924

Cash and cash equivalents at end of period	$104,041	$3,296

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2010 and 2009 of $9,468 and $5,980, respectively	$85,824	$92,309
Supplemental disclosure of non-cash activity:
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	2,519
Change in capital expenditures financed through accounts payable at period end	(7,805)	8,290
Change in capital expenditures financed through retention payable at period end	1,362	(3,945)
Change in unfunded tenant allowance	(2,926)	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	(42,877)	—
Issuance of redeemable limited partnership units related to the acquisition of Three Logan Square (see Note 3)	77,733	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2010, owned a 93.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2010, the Company owned 214 office properties, 20 industrial facilities and three mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.9 million net rentable square feet. The Company also has a garage property under redevelopment. Therefore, as of September 30, 2010, the Company owned 238 properties containing an aggregate of 25.9 million net rentable square feet. In addition, as of September 30, 2010, the Company owned economic interests in 15 unconsolidated real estate ventures that contain approximately 4.6 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2010, the management company subsidiaries were managing properties containing an aggregate of approximately 33.8 million net rentable square feet, of which approximately 25.9 million net rentable square feet related to Properties owned by the Company and approximately 7.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2010, the results of its operations for the three and nine-month periods ended September 30, 2010 and 2009 and its cash flows for the nine-month periods ended September 30, 2010 and 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their respective 2009 Annual Reports on Form 10-K filed with the SEC on March 1, 2010.
Reclassifications and Revisions
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold or held for sale properties as discontinued operations on the statement of operations for all periods presented. In addition, the Company changed $4.7 million from leasing costs to capital expenditures in the investing section of the statement of cash flows for the nine months ended September 30, 2009.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (includes the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.

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
During the Company’s impairment review for the nine month period ended September 30, 2010, the Company determined that no impairment charges were necessary. For the nine month period ended September 30, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of the current fair value. This property was sold in the second quarter of the prior year. The Company also entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of September 30, 2010.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $3.1 million and $7.0 million for the three and nine-month periods ended September 30, 2010 and approximately $2.1 million and $4.7 million for the three and nine-month periods ended September 30, 2009, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $2.2 million for the three and nine-month periods ended September 30, 2010 and by $0.6 million and $2.1 million for the three and nine-month periods ended September 30, 2009, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.2 million and $1.2 million for the three and nine-month periods ended September 30, 2010 and by $0.4 million and $0.8 million for the three and nine-month periods ended September 30 2009, respectively.

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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of September 30, 2010, 6,762,027 common shares remained available for future awards under the 1997 Plan (including those shares available solely for options and share appreciation rights). Through September 30, 2010, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.3 million and $3.8 million during the three and nine-month periods ended September 30, 2010, of which, $0.4 million and $1.0 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.0 million and $3.3 million during the three and nine-month periods ended September 30, 2009, of which $0.2 million and $0.7 million, respectively, had been capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income while the ineffective portions are recognized in earnings. During the three months ended September 30, 2009, the Company recorded a $1.1 million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of its unsecured notes on September 25, 2009. The ineffective portions of the hedges are recognized in earnings during the three and nine month periods ended September 30, 2009, the Company recognized $0.4 million and $0.7 million, respectively, for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship.
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
Fair Value Measurements
The Company estimates the fair value of its outstanding derivatives and available-for-sale-securities in accordance with the accounting standard for fair value measurements and disclosures. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$219	$219	$—	$—

Liabilities:
Interest Rate Swaps	$875	$—	$875	$—
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
There were no items that were accounted for at fair value on a non-recurring basis as of September 30, 2010.

Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, no provision for federal and state income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent tax years. The Parent Company is subject to certain local income taxes. Provision for such taxes has been included in general and administrative expenses in the Parent Company’s Consolidated Statements of Operations and Comprehensive Income.
The Parent Company has elected to treat several of its subsidiaries as REITs under Sections 856 through 860 of the Code. As a result, each subsidiary REIT generally is not subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 100% of its REIT taxable income to its stockholders and satisfies certain other organizational and operational requirements. Each subsidiary REIT has met these requirements and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, this non-qualification can adversely impact the Parent Company’s ability to qualify as a REIT. Also, each subsidiary REIT may be subject to local income taxes.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.
Operating Partnership
In general, the Operating Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Operating Partnership are required to include their respective share of the Operating Partnership’s profits or losses in their respective tax returns. The Operating Partnership’s tax returns and the amount of allocable Partnership profits and losses are subject to examination by federal and state taxing authorities. If such examination results in changes to the Operating Partnership profits or losses, then the tax liability of the partners would be changed accordingly.
The Operating Partnership has elected to treat several of its subsidiaries as REITs under Sections 856 through 860 of the Code. Each subsidiary REIT has met the requirements for treatment as a REIT under Sections 856 through 860 of the Code, and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
The Operating Partnership has elected to treat several of its subsidiaries as taxable TRSs, which are subject to federal, state and local income tax.
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
In January 2010, the FASB issued an amendment to the accounting standard for fair value measurements and disclosures. The amendment clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. This amendment is effective for fiscal years and interim periods ending after December 15, 2009. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.

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
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a qualifying special-purpose entity (QSPE) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment was adopted on January 1, 2010 and applied prospectively.
As a result of the adoption of the amendment to the accounting and disclosure requirements for the consolidation of VIEs, the Company has determined that it will no longer consolidate three of the VIEs that it has previously consolidated. In reaching its conclusion, the Company considered the requirements provided by the accounting standard to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s consideration included an assessment of each of the entities with which it has involvement and review of applicable documents such as, but not limited to applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements. As of January 1, 2010, the Company held interests in 17 real estate ventures, 15 of which are unconsolidated and two of which the Company continues to consolidate. The Company’s basis in reaching its conclusion for these entities is provided below:
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

VIEs that Continue to be Consolidated:
Projects Related to the Company’s Tax Credit Transactions
During 2008, the Company closed two transactions with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office now known as the Internal Revenue Service (“IRS”) Philadelphia Campus and the Cira South Garage both located in Philadelphia, Pennsylvania. The real estate ventures created to facilitate the tax credit transactions were considered as VIEs because the equity investment at risk is not sufficient to permit the entities to receive the tax credits without the financial support from USB or because the rights to determine the significant decisions are not vested in the equity. The Company has also concluded that it is the primary beneficiary of the IRS Philadelphia Campus and the Cira South Garage based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the said entities and, accordingly, by design has substantially all the risks of the entities. Please refer to Note 16 for a detailed discussion of these transactions as well as the amount of deferred income related to these VIEs that the Company has included in its consolidated balance sheets. There were no other significant amounts included in the Company’s consolidated balance sheet related to these entities as the related amounts were eliminated during consolidation.
Other VIEs:
PJP VII
The Company holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners holds a 50% interest in the venture while the other partner holds a 25% interest. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of September 30, 2010 and the Company guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Company does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this real estate venture.
Residence Inn Hotel
The Company holds a 50% interest in a Real Estate Venture that owns a Residence Inn Hotel located in Conshohocken, Pennsylvania. This Real Estate Venture has two other partners, one of which holds a 46.4% interest and the other holds a 3.6% interest. The Real Estate Venture was considered as a VIE in accordance with the amended accounting standard for the consolidation of VIEs due to the participating rights of the non-equity holder hotel manager. However, the Company has determined that the partners have shared power in the venture. All significant decisions are approved by all partners in the venture. Accordingly this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
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
Seven Tower Bridge
The Company has a 10% total ownership interest in a Real Estate Venture that anticipates developing a suburban office building in Conshohocken, Pennsylvania. There are three other partners in this venture holding ownership interests of 50%, 20%, and 20%, respectively. This venture is considered a VIE as the property is under development and there is insufficient equity to fund the construction. The Company has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.

Other Unconsolidated Real Estate Ventures
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
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Company has control to direct the business activities of the entities. Where the Company has concluded that control is shared, it is generally because of at least one other partner and the Company must agree on decisions that are considered significant. The Company has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Company was considered to be a related party, the Company is not the party deemed to be the most closely associated with the business. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at September 30, 2010. Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.
In accordance with the Company’s adoption of the accounting standard as discussed in detail above, the Company’s consolidated balance sheet as of January 1, 2010 have been reduced by the following amounts as a result of deconsolidating the three VIEs (in thousands):

		Combined Balance Sheets	After Deconsolidation
Balance Sheet:	As Reported	of Deconsolidated VIEs	of VIEs

Assets:
Real estate investments, net	$4,164,992	$37,288	$4,127,704
Cash and cash equivalents	1,567	1,438	129
Receivables, net	98,107	1,627	96,480
Deferred costs, net	106,097	1,662	104,435
Other assets	292,987	2,644	290,343

Total assets	$4,663,750	$44,659	$4,619,091

Liabilities:
Long-term debt	$2,454,577	$43,027	$2,411,550
Accounts payable and accrued expenses	88,599	367	88,232
Other liabilities	198,834	682	198,152

Total liabilities	2,742,010	44,076	2,697,934

Equity:
Company’s equity	1,883,432	583	1,882,849
Noncontrolling interests	38,308	—	38,308

Total Liabilities and Equity	$4,663,750	$44,659	$4,619,091

The difference between the net amount removed from the Company’s consolidated balance sheet and the amount of the Company’s retained interest in the deconsolidated VIEs, amounting to $1.4 million, was recognized as a cumulative effect of accounting change to cumulative earnings in the Company’s consolidated balance sheets.

3. REAL ESTATE INVESTMENTS
As of September 30, 2010 and December 31, 2009 the gross carrying value of the Company’s rental properties was as follows (in thousands):

	September 30, 2010	December 31, 2009

Land	$700,819	$690,441
Building and improvements	3,697,038	3,393,498
Tenant improvements	432,597	428,679

	$4,830,454	$4,512,618

Acquisitions and Dispositions
On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 66.5% leased. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance 7,111,112 units of a newly-established class of its limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The assumed security deposit obligation is included in the tenant security deposits and deferred rents in the Company’s consolidated balance sheets. The Company funded the cash portion of the acquisition price through an advance under its $600.0 million Credit Facility (the “Credit Facility”) and with available corporate funds.
For purposes of computing the total purchase price, the Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 since these units do not accrue a dividend prior to the first anniversary. The Class F (2010) Units issued are subject to redemption at the option of the holder after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares.
The Company accounted for the acquisition using the acquisition method of accounting. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price is allocated as follows:

August 5,
2010

Building and tenant improvements	$98,188
Intangible assets acquired	28,856
Below market lease liabilities assumed	(683)

Total	$126,361

Intangible assets acquired and intangible liabilities assumed consist of the following (in thousands):

		Weighted Average
	August 5,	Amortization Period
	2010	(in years)
Intangible assets:
In-place lease value	$13,584	3
Tenant relationship value	8,870	5
Above market tenant leases acquired	895	1
Below market ground lease acquired	5,507	82

Total	$28,856	23

Intangible liabilities:
Below market leases acquired	$683	1

The Company also recognized tenant and other receivables of $1.1 million and prepaid real estate taxes of $1.5 million from the acquisition and both are included as part of the accounts receivable and the other asset sections, respectively, of the Company’s consolidated balance sheets.
The Company recognized $0.4 million of acquisition related costs which are included as part of general and administrative expenses of the Company’s consolidated statements of operations.
The operating results of the acquired property are included in the Company’s results of operations from the acquisition date and are presented below (in thousands):

For the period from August 5
to September 30, 2010
Revenue:
Rents	$2,203
Tenant Reimbursements	668
Other	208

Total revenue	$3,079

Income (loss) from operations (includes depreciation and intangible asset amortization)	$(1,222)

The unaudited pro forma information below summarizes the Company’s combined results of operations for the nine month periods ended September 30, 2010 and 2009 as though the acquisition of Three Logan Square was completed on January 1, 2009. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	September 30,
	2010	2009
	(unaudited)
Pro forma revenues	$438,091	$455,090
Pro forma income (loss) from continuing operations	(18,655)	14,248
Pro forma net income (loss) available to common shareholders	(17,838)	7,484

Earnings per common share from continuing operations:
Basic — as reported	$(0.15)	$0.12

Basic — as pro forma	$(0.14)	$0.13

Diulted — as reported	$(0.15)	$0.12

Diulted — as pro forma	$(0.14)	$0.13

Earnings per common share:
Basic — as reported	$(0.14)	$0.05

Basic — as pro forma	$(0.14)	$0.07

Diulted — as reported	$(0.14)	$0.05

Diulted — as pro forma	$(0.14)	$0.07

As of September 30, 2010, two of the Company’s building properties located in King of Prussia, Pennsylvania are currently undergoing demolition and the remaining land balances are now presented as land inventory in the Company’s consolidated balance sheets. The Company has determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During nine months ended September 30, 2010, the Company recognized the remaining depreciation of both properties amounting to $2.7 million, with the land values of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
On September 14, 2010, the Company sold 630 Clark Avenue, a 50,000 net rentable square feet office property located in King of Prussia, Pennsylvania for a sales price of $3.6 million.
On August 18, 2010, the Company sold 479 Thomas Jones Way, a 49,264 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.8 million.

On January 14, 2010, the Company sold Westmoreland Plaza, a 121,815 net rentable square feet office property located in Richmond, Virginia, for a sales price of $10.8 million.
All sales presented above and one held for sale property are included within discontinued operations (see Note 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2010, the Company had an aggregate investment of approximately $78.1 million in 15 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interest in them, to develop office properties or to acquire land in anticipation of possible development of office properties. Thirteen of the Real Estate Ventures own 48 office buildings that contain an aggregate of approximately 4.6 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped parcel of land and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010 (a)	2009

Net property	$523,100	$503,932
Other assets	110,677	96,643
Other Liabilities	32,115	37,774
Debt	512,512	470,232
Equity	89,150	92,569
Company’s share of equity (Company’s basis)	78,077	75,458

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the Real Estate Ventures for the three and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-month period		Nine-month period
	ended September 30,		ended September 30,
	2010 (a)	2009	2010 (a)	2009

Revenue	$27,713	$24,228	$82,310	$77,917
Operating expenses	9,766	7,725	28,767	26,401
Interest expense, net	8,928	8,186	25,936	22,183
Depreciation and amortization	8,336	7,698	22,860	25,379
Net income	683	619	4,747	3,954
Company’s share of income (Company’s basis)	1,035	1,331	3,356	3,450

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of September 30, 2010, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a certain Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
5. DEFERRED COSTS
As of September 30, 2010 and December 31, 2009, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$131,180	$(57,577)	$73,603
Financing Costs	39,225	(11,934)	27,291

Total	$170,405	$(69,511)	$100,894

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During the three and nine-months ended September 30, 2010, the Company capitalized internal direct leasing costs of $1.3 million and $4.3 million, respectively, and during the three and nine-months ended September 30, 2009, the Company capitalized internal direct leasing costs of $1.2 million and $4.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of September 30, 2010 and December 31, 2009, the Company’s intangible assets were comprised of the following (in thousands):

	September 30, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$117,718	$(66,567)	$51,151
Tenant relationship value	97,760	(50,725)	47,035
Above market leases acquired	19,908	(10,490)	9,418

Total	$235,386	$(127,782)	$107,604

Below market leases acquired	$70,135	$(38,801)	$31,334

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

As of September 30, 2010, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2010	$8,890	$1,911
2011	31,993	7,061
2012	23,028	6,384
2013	13,022	5,944
2014	9,532	4,457
Thereafter	21,139	5,577

Total	$107,604	$31,334

7. DEBT OBLIGATIONS
The Parent Company guarantees the debt obligations of the Operating Partnership but does not, by itself hold any indebtedness except only for the mortgage debt on Libertyview which is included in the table below. All other debt is held directly or indirectly by the Operating Partnership.
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2010 and December 31, 2009 (in thousands):
MORTGAGE DEBT:

			Effective
	September 30,	December 31,	Interest		Maturity
Property / Location	2010	2009	Rate		Date

Plymouth Meeting Exec.	$41,457	$42,042	7.00	%(a)	Dec-10
Four Tower Bridge	—	10,158	6.62	%(b)	Feb-11
Arboretum I, II, III & V	20,555	21,046	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	56,952	58,215	8.05%		Oct-11
Research Office Center	39,366	39,999	5.30	%(a)	Oct-11
Concord Airport Plaza	34,783	35,594	5.55	%(a)	Jan-12
Six Tower Bridge	—	13,557	7.79	%(b)	Aug-12
Newtown Square/Berwyn Park/Libertyview	58,475	59,557	7.25%		May-13
Coppell Associates II	—	2,711	6.89	%(b)	Dec-13
Southpoint III	2,766	3,255	7.75%		Apr-14
Tysons Corner	97,027	98,056	5.36	%(a)	Aug-15
Coppell Associates I	—	16,600	5.75	%(b)	Feb-16
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	60,000	60,000	LIBOR + 3.50	%(c)	Jul-16
IRS Philadelphia Campus	209,700	—	6.95	%(d)	Sep-30
Cira South Garage	46,800	—	7.11	%(d)	Sep-30

Principal balance outstanding	757,680	550,590

Plus: unamortized fixed-rate debt premiums (discounts), net	(96)	1,130

Total mortgage indebtedness	$757,584	$551,720

UNSECURED DEBT:
$300.0M 5.625% Guaranteed Notes due 2010	196,604	198,545	5.61%		Dec-10
Bank Term Loan	183,000	183,000	LIBOR + 0.80%		Jun-11	(e)
Credit Facility	22,000	92,000	LIBOR + 0.725%		Jun-11	(e)
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	73,535	127,960	5.50%		Oct-11	(f)
$300.0M 5.750% Guaranteed Notes due 2012	175,200	187,825	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.68%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,771,630	1,910,621
Less: unamortized exchangeable debt discount	(1,469)	(4,327)
unamortized fixed-rate debt discounts, net	(2,922)	(3,437)

Total unsecured indebtedness	$1,767,238	$1,902,857

Total Debt Obligations	$2,524,822	$2,454,577

(a)	These loans were assumed upon acquisition of the related properties. The interest rates presented above reflects the market rate at the time of acquisition.

(b)	These loans were removed from the Company’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(c)	This mortgage is subject to an interest rate floor of 4.50% on a monthly basis.

(d)	On August 26, 2010, the Company received $254.0 million of gross proceeds from the $256.5 million forward financing commitment it entered into on June 29, 2009 related to the IRS Philadelphia Campus and the Cira South Garage (see related discussion below). The financing encompasses two separate loans: $209.7 million on the IRS Philadelphia Campus and $46.8 million on the Cira South Garage.

(e)	On July 20, 2010, the maturity date of the Bank Term Loan was extended from October 18, 2010 to June 29, 2011. The Bank Term Loan and the Credit Facility may be extended to June 29, 2012 at the Company’s discretion.

(f)	On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

During the nine-month periods ended September 30, 2010 and 2009, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.62% and 6.45%, respectively.
During the nine-months ended September 30, 2010, the Company repurchased $69.0 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$2,002	$1,942	$37	$2
2012 5.750% Notes	13,333	12,625	431	32
3.875% Notes	54,662	54,425	1,233	250

	$69,997	$68,992	$1,701	$284

The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the Credit Facility is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million provided that the Company has not committed any defaults under the Credit Facility and is able to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2010, the Company had $22.0 million of borrowings, and $14.0 million in letters of credit outstanding, leaving $564.0 million of unused availability under the Credit Facility. During the nine-month periods ended September 30, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 1.14% and 1.97%, respectively. As of September 30, 2010 the weighted average interest rate on the Credit Facility was 0.98%.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of September 30, 2010.
On August 26, 2010, the Company received $254.0 million of gross proceeds from the $256.5 million forward financing commitment it entered into on June 29, 2009. The Company paid a $17.7 million commitment fee in connection with this commitment. The total loan amount together with the commitment fee had been escrowed pending the completion of the development of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The escrow account was administered by The Bank of New York Mellon (the “trustee”). The financing encompasses two separate loans of $209.7 million on the IRS Philadelphia Campus and $46.8 million on the Cira South Garage. The lender held back $2.5 million of the total financing until the completion of certain conditions related to the IRS Philadelphia Campus and Cira South Garage. The loans are non-recourse and are secured by the IRS Philadelphia Campus and Cira South Garage, respectively. The loans bear interest of 5.93% with interest only through September 10, 2010 and thereafter require principal and interest monthly payments based on a 20 year amortization schedule. As of September 30, 2010, total financing costs related to this transaction amounted to $19.8 million which is included as part of the deferred costs in the Company’s consolidated balance sheet and will be amortized over the 20 year term of the loans using the effective interest rate method. The total financing costs included the commitment fee which was reduced to $16.0 million after the receipt of a refund resulting from the overpayment made on the commitment fee of $1.7 million. Other related transaction costs included as part of total financing costs amounted to $3.8 million. The Company used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.
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

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $73.5 million at September 30, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $1.5 million at September 30, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at September 30, 2010 and December 31, 2009 was 5.5%. The Company recognized contractual coupon interest of $0.7 million and $2.6 million for the three and nine-month periods ended September 30, 2010 and $1.9 million and $7.3 million for the three and nine-month periods ended September 30, 2009, respectively. In addition, the Company recognized interest on amortization of debt discount of $0.3 million and $1.3 million during the three and nine-month periods ended September 30, 2010, and $0.9 million and $2.6 million during the three and nine-month periods ended September 30, 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $1.6 million for the nine-month period ended September 30, 2010 and $1.0 million and $3.3 million for the three and nine month periods ended September 30, 2009, respectively.
As of September 30, 2010, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2010	$241,951
2011	407,078
2012	221,136
2013	67,037
2014	255,016
Thereafter	1,337,092

Total principal payments	2,529,310
Net unamortized premiums/(discounts)	(4,488)

Outstanding indebtedness	$2,524,822

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of September 30, 2010 and December 31, 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$757,680		$744,632	$551,873		$523,745
Unsecured notes payable, net of discounts	$1,488,020		$1,551,184	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$283,610		$273,251	$353,610		$341,210
Notes Receivable	$33,138	(a)	$25,689	$71,989	(a)	$62,776

(a)	For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of two properties in the prior year accounted for under the accounting standard for installment sales.
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
Risks and Uncertainties
Deteriorating economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a sluggish economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates will increase through 2010 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
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
The Company’s Credit Facility, its Bank Term Loan and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the Credit Facility, the Bank Term Loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
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
The Company was in compliance with all financial covenants under the Credit Facility as of September 30, 2010. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued volatility in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of the hedges at September 30, 2010 and December 31, 2009 is included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged to the consolidated statements of operations during the three months ended September 30, 2009 related to two of its interest swaps for which the hedging relationship ceased due to the issuance of its unsecured notes on September 25, 2009. The ineffective portions of the hedges are recognized in earnings in the current period and during the three and nine months period ended September 30, 2009, the Company recognized $0.4 million and $0.7 million, respectively, for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2010 and December 31, 2009 (in thousands). The notional amounts present the Company’s use of these instruments, but do not represent exposure to credit, interest rate or market risks.

Hedge	Hedge			Notional Amount				Trade	Maturity	Fair Value
Product	Type	Designation		9/30/2010	12/31/2009		Strike	Date	Date	9/30/2010	12/31/2009
Swap	Interest Rate	Cash Flow	(b)	$155,000	$123,000	(a)	4.709%	9/20/07	10/18/10	$548	$5,162
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		4.415%	10/19/07	10/18/10	89	827
Swap	Interest Rate	Cash Flow	(b)	25,000	25,000		3.747%	11/26/07	10/18/10	75	688
Swap	Interest Rate	Cash Flow	(b)	25,774	25,774		2.975%	10/16/08	10/30/10	163	643

				$230,774	$198,774					$875	$7,320

(a) -	Notional amount accretes up to $155,000 through October 8, 2010.

(b) -	Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 6.5% or more of the Company’s rents during the three and nine-month periods ended September 30, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the three and nine-month periods ended September 30, 2010, income from discontinued operations relates to the three properties that the Company sold during 2010 and one property designated as held for sale as of September 30, 2010. The Company determined that one of its office buildings located in Austin, Texas met the criteria for an asset held for sale pursuant to the related requirements provided for the classification as held for sale under the accounting standard for long lived assets. Accordingly, at September 30, 2010, this property is required to be measured at the lower of its carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at September 30, 2010 as the estimated fair value of the property less costs to sell is higher than its carrying value.
The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three and nine-month periods ended September 30, 2010 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2010	ended September 30, 2010
Revenue:
Rents	$376	$1,245
Tenant reimbursements	115	714
Other	14	14

Total revenue	505	1,973

Expenses:
Property operating expenses	154	552
Real estate taxes	61	232
Depreciation and amortization	174	753

Total operating expenses	389	1,537

Income from discontinued operations before gain on sale of interests in real estate	116	436

Net gain (loss) on disposition of discontinued operations	(3)	6,346
Provision for impairment	—	—

Income from discontinued operations	$113	$6,782

For the three and nine-month periods ended September 30, 2009, income from discontinued operations relates to properties that the Company sold through September 30, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and nine-month periods ended September 30, 2009 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2009	ended September 30, 2009
Revenue:
Rents	$2,629	$9,560
Tenant reimbursements	1,802	5,625
Other	2	127

Total revenue	4,433	15,312

Expenses:
Property operating expenses	1,629	5,430
Real estate taxes	618	2,053
Depreciation and amortization	791	3,446

Total operating expenses	3,038	10,929

Income from discontinued operations before gain on sale of interests in real estate	1,395	4,383

Net loss on disposition of discontinued operations	(6)	(1,037)
Provision for impairment	—	(3,700)

Income (loss) from discontinued operations	$1,389	$(354)

The following table summarizes the balance sheet information for the three properties identified as held for sale at September 30, 2009 (in thousands):

Real Estate Investments:
Operating property	$12,655
Accumulated depreciation	(1,363)

11,292

Receivables	115
Other assets	501

Total Assets Held for Sale	$11,908

Liabilities held for sale	$261

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and interests held by third party partners in the previously consolidated real estate ventures.
Operating Partnership
As of September 30, 2010 and December 31, 2009, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet was $130.4 million and $38.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $121.5 million and $32.0 million, respectively.
Non-controlling Interest — Partners’ Share of Previously Consolidated Real Estate Ventures
As discussed in Note 2, as of December 31, 2009, the Company owned interests in three consolidated Real Estate Ventures (Four Tower Bridge, Six Tower Bridge and Coppell Associates) that the Company determined to be VIEs and were consolidated until January 1, 2010. As of December 31, 2009, the aggregate amount related to these non-controlling interests classified within equity was $0.1 million. The Parent Company believes that the aggregate settlement value of these interests was approximately $7.9 million as of December 31, 2009. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Parent Company would distribute to its real estate venture partners upon dissolution based on book value, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Parent Company’s estimate of the aggregate settlement value. The partnership agreements of the Real Estate Ventures do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.

As discussed in Note 2, the Parent Company, upon its adoption of the amendment to the accounting and disclosure requirements for the consolidation of VIEs on January 1, 2010, determined that it will no longer consolidate these VIEs.
12. NON-CONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
As of December 31, 2009, the Operating Partnership owned interests in three consolidated Real Estate Ventures (see Note 11 above) that own three office properties containing approximately 0.4 million net rentable square feet. These Real Estate Ventures were considered as VIEs under the accounting standard for consolidation. As of December 31, 2009, the aggregate amount related to these non-controlling interests classified within equity was $0.1 million. The Operating Partnership believes that the aggregate settlement value of these interests was approximately $7.9 million as of December 31, 2009. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Parent Company would distribute to its real estate venture partners upon dissolution, as required under the terms of the respective partnership agreements. Subsequent changes to the estimated fair values of the assets and liabilities of the consolidated Real Estate Ventures will affect the Operating Partnership’s estimate of the aggregate settlement value. The partnership agreements of the Real Estate Ventures do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
As discussed in Note 2, the Operating Partnership, upon its adoption of the amendment to the accounting and disclosure requirements for the consolidation of VIEs on January 1, 2010, has determined that it will no longer consolidate these VIEs.
13. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(6,729)	$(6,729)	$5,920	$5,920

Net (loss) income from continuing operations attributable to non-controlling interests	182	182	(131)	(131)
Amount allocable to unvested restricted shareholders	(128)	(128)	(73)	(73)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common shareholders	(8,673)	(8,673)	3,718	3,718

Income (loss) from discontinued operations	113	113	1,389	1,389
Discontinued operations attributable to non-controlling interests	(3)	(3)	(30)	(30)

Discontinued operations attributable to common shareholders	110	110	1,359	1,359

Net income available to common shareholders	$(8,563)	$(8,563)	$5,077	$5,077

Denominator
Weighted-average shares outstanding	132,208,245	132,208,245	128,582,498	128,582,498
Contingent securities/Stock based compensation	—	—	—	1,343,613

Total weighted-average shares outstanding	132,208,245	132,208,245	128,582,498	129,926,111

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$(0.06)	$(0.06)	$0.03	$0.03
Discontinued operations attributable to common shareholders	—	—	0.01	0.01

Net income attributable to common shareholders	$(0.06)	$(0.06)	$0.04	$0.04

	Nine-month periods ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(19,397)	$(19,397)	$12,570	$12,570

Net (loss) income from continuing operations attributable to non-controlling interests	536	536	(258)	(258)
Amount allocable to unvested restricted shareholders	(384)	(384)	(183)	(183)
Preferred share dividends	(5,994)	(5,994)	(5,994)	(5,994)

Income (loss) from continuing operations available to common shareholders	(25,239)	(25,239)	6,135	6,135

Income (loss) from discontinued operations	6,782	6,782	(354)	(354)
(Income) loss from discontinued operations attributable to non-controlling interests	(147)	(147)	24	24

Discontinued operations attributable to common shareholders	6,635	6,635	(330)	(330)

Net (loss) income attributable to common shareholders	$(18,604)	$(18,604)	$5,805	$5,805

Denominator
Weighted-average shares outstanding	130,841,534	130,841,534	106,273,509	106,273,509
Contingent securities/Stock based compensation	—	—	—	933,042

Total weighted-average shares outstanding	130,841,534	130,841,534	106,273,509	107,206,551

Earnings per Common Share:
(Loss) income from continuing operations attributable to common shareholders	$(0.19)	$(0.19)	$0.05	$0.05
Discontinued operations attributable to common shareholders	0.05	0.05	—	—

Net (loss) income attributable to common shareholders	$(0.14)	$(0.14)	$0.05	$0.05

Redeemable limited partnership units totaling 9,920,220 and 2,816,621 as of September 30, 2010 and 2009, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
The contingent securities/share based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Parent Company. The effect of these securities is anti-dilutive for periods that the Parent Company incurs a net loss available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On September 15, 2010, the Parent Company declared a distribution of $0.15 per common share, totaling $20.3 million, which was paid on October 18, 2010 to shareholders of record as of October 5, 2010. On September 15, 2010, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the nine months ended September 30, 2010. During the three -month period ended September 30, 2010, the Parent Company sold 2,042,500 shares, under this program at an average sales price of $12.36 per share resulting in net proceeds of $25.0 million. From its inception in March 2010 through September 30, 2010, the Parent Company has sold 5,327,845 under this program at an average sales price of $12.56 per share resulting in net proceeds of $65.9 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 5,327,845 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes.

Common Share Repurchases
The Parent Company maintains a share repurchase program pursuant to which the Parent Company is authorized to repurchase its common shares from time to time. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006 the Board of Trustees restored capacity to 3.5 million common shares.
The Parent Company did not repurchase any shares during the nine-month period ended September 30, 2010. As of September 30, 2010, the Parent Company may purchase an additional 0.5 million shares under the program.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Parent Company to repurchase any shares. The Parent Company may discontinue the program at any time.
14. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(6,729)	$(6,729)	$5,920	$5,920

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	(47)	(47)
Amount allocable to unvested restricted unitholders	(128)	(128)	(73)	(73)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common unitholders	(8,855)	(8,855)	3,802	3,802

Discontinued operations attributable to common unitholders	113	113	1,389	1,389

Net income available to common unitholders	$(8,742)	$(8,742)	$5,191	$5,191

Denominator
Weighted-average units outstanding	139,423,151	139,423,151	131,399,119	131,399,119
Contingent securities/Stock based compensation	—	—	—	1,343,613

Total weighted-average units outstanding	139,423,151	139,423,151	131,399,119	132,742,732

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.06)	$(0.06)	$0.03	$0.03
Discontinued operations attributable to common unitholders	—	—	0.01	0.01

Net income attributable to common unitholders	$(0.06)	$(0.06)	$0.04	$0.04

	Nine-month periods ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(19,397)	$(19,397)	$12,570	$12,570

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	(69)	(69)
Amount allocable to unvested restricted unitholders	(384)	(384)	(183)	(183)
Preferred share dividends	(5,994)	(5,994)	(5,994)	(5,994)

Loss from continuing operations available to common unitholders	(25,775)	(25,775)	6,324	6,324

Discontinued operations attributable to common unitholders	6,782	6,782	(354)	(354)

Net income available to common unitholders	$(18,993)	$(18,993)	$5,970	$5,970

Denominator
Weighted-average units outstanding	135,135,380	135,135,380	109,090,130	109,090,130
Contingent securities/Stock based compensation	—	—	—	933,042

Total weighted-average units outstanding	135,135,380	135,135,380	109,090,130	110,023,172

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.19)	$(0.19)	$0.05	$0.05
Discontinued operations attributable to common unitholders	0.05	0.05	—	—

Net income attributable to common unitholders	$(0.14)	$(0.14)	$0.05	$0.05

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine-months ended September 30, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common Partnership Unit and Preferred Mirror Units
On September 15, 2010, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.3 million, which was paid on October 18, 2010 to unitholders of record as of October 5, 2010.
On September 15, 2010, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2010 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the three-month period ended September 30, 2010, the Parent Company contributed net proceeds amounting to $25.0 million from the sale of 2,042,500 shares under its Offering Program to the Operating Partnership in exchange for the issuance of 2,042,500 common partnership units to the Parent Company. From the inception of the Offering Program in March 2010 through September 30, 2010, the Parent Company has contributed net proceeds of $65.9 million from the sale of its shares to the Operating Partnership in exchange for the issuance of 5,327,845 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
On August 5, 2010, the Operating Partnership issued 7,111,112 units of the newly established Class F (2010) Units in connection with the Company’s acquisition of the Three Logan Square. The Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 adjusted for the annual dividend rate per share of $0.60 since these units do not accrue a dividend prior to the first anniversary of the closing. The Class F (2010) Units are also not entitled to the Operating Partnership’s income or loss allocations prior to the first anniversary of the closing. After the first anniversary, the Class F (2010) Units will receive the same dividend that the Parent Company pays on its common shares and will be allocated their share of the Operating Partnership’s income or loss. The Class F (2010) Units issued is subject to redemption at the option of the holders after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common share (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common share. The redemption value of these Class F (2010) Units and the other redeemable limited partnership units are presented in the mezzanine section of the Operating Partnership’s balance sheet because they can be redeemed in cash or with the Parent Company’s common shares.
Common Share Repurchases
The Parent Company did not purchase any shares during the three and nine months ended September 30, 2010 and accordingly, during the three and nine months ended September 30, 2010, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

15. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At September 30, 2010, the Parent Company had 3,129,372 options outstanding under its shareholder approved equity incentive plan. There were 1,731,884 options unvested as of September 30, 2010 and $2.0 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 1.6 years. During the three and nine months ended September 30, 2010, the Company recognized $0.3 million and $0.7 million of compensation expense, respectively, related to unvested options. During the three and nine months ended September 30, 2009, the Company recognized $0.1 million and $0.3 million of compensation expense, respectively, related to the unvested options. The recognized compensation expenses are included as part of general and administrative expense in the Company’s consolidated statements of operations. The Company has also capitalized nominal amounts of compensation expense for the said periods as part of the Company’s review of employee salaries eligible for capitalization.
Option activity as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	9.43	681,317

Outstanding at September 30, 2010	3,129,372	$14.52	8.06	$(7,091,472)

Vested/Exercisable at September 30, 2010	1,397,487	$17.50	7.35	$(4,749,238)
Restricted Share Awards
As of September 30, 2010, 852,196 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at September 30, 2010 was approximately $5.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.8 years. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $2.7 million during the three and nine months ended September 30, 2010, of which $0.2 million and $0.7 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $2.5 million during the three and nine months ended September 30, 2009, of which $0.2 million and $0.7 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	240,302	11.56
Vested	(95,798)	20.47
Forfeited	(888)	12.51

Non-vested at September 30, 2010	852,196	$10.76

Restricted Performance Share Units Plan
On March 4, 2010 and April 1, 2009, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2012 or December 31, 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.

If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant’s base units.
The fair values of the 2010 and 2009 awards on the grant dates were $2.0 million and $1.1 million, respectively, and are being amortized over the said cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. For the three and nine-month periods ended September 30, 2010, the Company recognized total compensation expense for both the 2010 and 2009 awards of $0.3 million and $0.7 million, respectively, related to this plan of which nominal amounts were capitalized for each period as part of the Company’s review of employee salaries eligible for capitalization. For the three and nine months ended September 30, 2009, the Company recognized total compensation expense for the 2009 award of $0.1 million and $0.2 million, respectively, related to this plan of which nominal amounts were also capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three and nine-month periods ended September 30, 2010, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expenses related to the outperformance program. For the three and nine-month periods ended September 30, 2009, the Company recognized $0.2 million and $0.8 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the three and nine-month periods ended September 30, 2010, employees made purchases under the ESPP of $0.1 million and $0.4 million, respectively. The Company recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2010. During the three and nine-month periods ended September 30, 2009, employees made purchases of $0.1 million and $0.3 million, respectively, under the ESPP. The Company recognized $0.1 million of compensation expense related to the ESPP during the nine months ended September 30, 2009. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the nine month periods ended September 30, 2010 and 2009, the Company recorded a net increase in compensation costs of $0.4 million and $1.2 million, respectively, in connection with the Plan due to the change in the market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the nine month periods ended September 30, 2010 and 2009, the Company recorded a net decrease in compensation cost of $0.4 million and $1.5 million, respectively, in connection with the investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common share is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At September 30, 2010 and 2009, 0.3 million of such shares were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
16. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the IRS Philadelphia Campus, a 862,692 square foot office building that is 100% leased to the IRS. On August 27, 2010, the Company completed the development of the IRS Philadelphia Campus and the IRS lease commenced. USB agreed to contribute approximately $64.8 million of project costs and advanced $10.2 million of that amount contemporaneously with the closing of the transaction. USB subsequently advanced an additional $27.4 million and $23.8 million in June 2010 and December 2009, respectively. The remaining $3.4 million will be advanced upon the Company’s completion of certain items and compliance with the federal rehabilitation regulations.
In exchange for its contributions into the development of IRS Philadelphia Campus, USB is entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB does not have a material interest in the underlying economics of the property. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The Company believes the put will be exercised and the amount attributed to that puttable non-controlling interest obligation is included in other liabilities and is being accreted to the expected fixed put price.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions made amounting to $61.4 million as of September 30, 2010 and $34.0 million as of December 31, 2010 are presented within deferred income in the Company’s consolidated balance sheet. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $1.7 million and $0.7 million at September 30, 2010 and December 31, 2009, respectively. The Company anticipates that beginning in September 2011 it will recognize the cash received as revenue net of allocated expenses over the five year tax credit recapture period as defined in the Internal Revenue Code with other income (expense) in its consolidated statements of operations. The Company also expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at September 30, 2010 is $4.3 million and is included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $0.7 million for the three and nine-months ended September 30, 2010, respectively.
New Markets Tax Credit Transaction
On December 30, 2008, the Company entered into a transaction with USB related to the Cira South Garage in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in underserved and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.

USB contributed $13.3 million into the development of the Cira South Garage and as such it is entitled to substantially all of the benefits derived from the tax credit, but it does not have a material interest in the underlying economics of the Cira South Garage. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities and is being accreted to the expected fixed put price. The said put price is insignificant.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at September 30, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at September 30, 2010 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.
17. SEGMENT INFORMATION
As of September 30, 2010, the Company manages its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
As a result of the acquisition of Three Logan Square and the placement in service of the IRS Philadelphia Campus and the Cira South Garage, the Company added the Philadelphia CBD segment during the quarter ended September 30, 2010. The Philadelphia CBD includes Three Logan Square, the IRS Philadelphia Campus, the Cira South Garage and certain other properties in Philadelphia, PA that were previously included in the Pennsylvania segment. The results of prior periods have been restated to conform to the current period presentation.

Segment information is as follows (in thousands):

		Philadelphia		New Jersey	Richmond,
	Pennsylvania	CBD	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of September 30, 2010:
Real estate investments, at cost:
Operating properties	$1,182,809	$911,267	$1,353,706	$591,146	$293,602	$254,487	$243,437	$—	$4,830,454
Construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$53,377	$53,377
Land inventory	$—	$—	$—	$—	$—	$—	$—	$106,801	$106,801

As of December 31, 2009:
Real estate investments, at cost:
Operating properties	$1,230,768	$495,499	$1,356,206	$598,122	$297,958	$282,093	$251,972	$—	$4,512,618
Construction-in-progress	$—	$—	$—	$—	$—	$—	$—	$271,962	$271,962
Land inventory	$—	$—	$—	$—	$—	$—	$—	$97,368	$97,368

For the three-months ended September 30, 2010:
Total revenue	$36,810	$24,617	$33,881	$25,417	$8,919	$8,014	$5,503	$(196)	$142,965
Property operating expenses, real estate taxes and third party management expenses	14,591	9,859	11,665	12,759	3,287	3,205	3,170	(232)	58,304

Net operating income	$22,219	$14,758	$22,216	$12,658	$5,632	$4,809	$2,333	$36	$84,661

For the three-months ended September 30, 2009:
Total revenue	$39,199	$18,309	$35,411	$26,241	$9,031	$7,534	$8,572	$1,637	$145,934
Property operating expenses, real estate taxes and third party management expenses	13,169	7,611	12,652	12,293	3,342	3,359	3,765	(12)	56,179

Net operating income	$26,030	$10,698	$22,759	$13,948	$5,689	$4,175	$4,807	$1,649	$89,755

For the nine-months ended September 30, 2010:
Total revenue	$113,622	$61,579	$103,285	$76,240	$27,087	$23,979	$17,374	$(820)	$422,346
Property operating expenses, real estate taxes and third party management expenses	44,232	25,632	36,043	37,204	10,112	9,969	8,853	(711)	171,334

Net operating income	$69,390	$35,947	$67,242	$39,036	$16,975	$14,010	$8,521	$(109)	$251,012

For the nine-months ended September 30, 2009:
Total revenue	$117,817	$55,461	$105,221	$77,156	$27,296	$23,549	$22,104	$4,791	$433,395
Property operating expenses, real estate taxes and third party management expenses	40,036	24,067	39,310	35,441	10,308	10,741	10,514	629	171,046

Net operating income	$77,781	$31,394	$65,911	$41,715	$16,988	$12,808	$11,590	$4,162	$262,349

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

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$84,661	$89,755	$251,012	$262,349
Less:
Interest expense	(34,488)	(31,455)	(97,222)	(102,045)
Deferred financing costs	(827)	(1,579)	(2,700)	(4,725)
Recognized Hedge Activity	—	(1,517)	—	(1,822)
Depreciation and amortization	(52,019)	(51,143)	(156,198)	(154,566)
Administrative expenses	(5,753)	(5,018)	(18,498)	(15,490)
Plus:
Interest income	726	473	2,554	1,694
Equity in income of real estate ventures	1,035	1,331	3,356	3,450
Gain (loss) on early extinguishment of debt	(64)	5,073	(1,701)	23,725

Income (loss) from continuing operations	(6,729)	5,920	(19,397)	12,570
Income (loss) from discontinued operations	113	1,389	6,782	(354)

Net (loss) income	$(6,616)	$7,309	$(12,615)	$12,216

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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at September 30, 2010 are as follows (in thousands):

2010	$1,739
2011	2,318
2012	2,318
2013	2,318
2014	2,409
Thereafter	284,979
One of the land leases for a property provides for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts nor any reimbursed expenses.

The Company also has ground tenancy rights under a long term ground lease agreement when it acquired Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease will end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed and determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 706,288 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if the Company must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).
The Company is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment, if any, would result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 acquisition of Prentiss Properties Trust (the “Prentiss acquisition”), the TRC acquisition in 2004 and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
As part of the Company’s acquisition of properties from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee the Company’s indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company will be required to provide the prior owner an opportunity to guaranty a qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms that will be favorable to the Company.
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

During 2008, in connection with the development of the IRS Philadelphia Campus and the Cira South Garage, the Company entered into a historic tax credit and a new market tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
19. SUBSEQUENT EVENTS
On October 1, 2010, the Company prepaid its Plymouth Meeting Executive Center mortgage debt amounting to $41.5 million without penalty.
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
•	the continuing impact of the recent credit crisis and global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:
•	the fundamentals of our business, including overall market occupancy and rental rates;
•	the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;
•	availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and
•	a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);
•	changes in the economic conditions affecting industries in which our principal tenants compete;
•	the unavailability of equity and debt financing for us or our tenants, particularly in light of the current economic environment;
•	our failure to lease unoccupied space in accordance with our projections;
•	our failure to re-lease occupied space upon expiration of leases;
•	tenant defaults and the bankruptcy of major tenants;
•	changes in prevailing interest rates;
•	risks associated with interest rate hedging contracts and the effectiveness of such arrangements;
•	failure of acquisitions to perform as expected;
•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;
•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;
•	risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;
•	impairment charges;
•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;
•	risks associated with actual or threatened terrorist attacks;
•	demand for tenant services beyond those traditionally provided by landlords;
•	potential liability under environmental or other laws;
•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;
•	failure of dispositions to close in a timely manner;
•	failure of buyers of properties from us to comply with terms of their financing agreements to us;
•	earthquakes and other natural disasters;
•	risks associated with the unforeseen impact of climate change including existing and pending laws and regulations governing climate changes to our business operations and tenants;
•	risks associated with federal, state and local tax audits;
•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and
•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2009 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine-months ended September 30, 2010 and 2009 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2010, our portfolio consisted of 214 office properties, 20 industrial facilities and three mixed-use properties that contain an aggregate of approximately 25.9 million net rentable square feet. These 237 properties make up our core portfolio. We also had, as of September 30, 2010, a garage property under redevelopment. Therefore, as of September 30, 2010, we own 238 properties with an aggregate of 25.9 million net rentable square feet. As of September 30, 2010, we also held economic interests in 15 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 4.6 million net rentable square feet.
As of September 30, 2010, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Volatile economic conditions have resulted in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2011 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.

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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at September 30, 2010 was 84.9%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 1.9% of our aggregate final annualized base rents as of September 30, 2010 (representing approximately 1.8% of the net rentable square feet of the Properties) expire without penalty in 2010. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the nine months ended September 30, 2010, we achieved a 61.9% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.7 million or 12.4% of total receivables (including accrued rent receivable) as of September 30, 2010 compared to $16.4 million or 14.3% of total receivables (including accrued rent receivable) as of December 31, 2009.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At September 30, 2010, we were proceeding on one garage redevelopment with total projected costs of $14.4 million of which $0.8 million remained to be funded. In addition, we are completing the lease-up of six recently completed developments, aggregating 0.9 million square feet, for which we expect to spend an additional $17.3 million in 2010. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of September 30, 2010, we owned approximately 497 acres of undeveloped land. As market conditions warrant, we will look to dispose of those parcels that we do not anticipate developing. For land parcels that we elect to develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We also entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an extension of the development period cannot be negotiated, we will have to write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of September 30, 2010.

RECENT PROPERTY TRANSACTIONS
On August 5, 2010, we acquired Three Logan Square in Philadelphia, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 66.5% leased. We acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and 7,111,112 units of its newly-established Class F (2010) Units. The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. We funded the cash portion of the acquisition price through an advance under its revolving credit facility and with available corporate funds.
As of September 30, 2010, two of our buildings located in King of Prussia, Pennsylvania were undergoing demolition and the remaining land balances have been presented as land inventory in our consolidated balance sheets. We have determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During the three months ended September 30, 2010, we recognized the remaining depreciation for both properties amounting to $2.7 million with the land values of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
On September 14, 2010, we sold 630 Clark Avenue, a 50,000 net rentable square feet office property located in King of Prussia, Pennsylvania for a sales price of $3.6 million.
On August 18, 2010, we sold Thomas Jones Way, a 49,264 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.8 million.
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
Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009. See also Note 2 in our unaudited consolidated financial statements for the three and nine-months ended September 30, 2010 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended September 30, 2010 and 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 230 properties containing an aggregate of approximately 22.9 million net rentable square feet that we owned for the entire three-month periods ended September 30, 2010 and 2009. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2010 and 2009) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2010 and 2009 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company. The only difference between the reported net income of the Parent Company and the Operating Partnership is the allocation of the non-controlling interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for the Parent Company.

Comparison of three-months ended September 30, 2010 to the three-months ended September 30, 2009

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$107,833	$112,161	$(4,328)	$5,266	$1,910	$—	$—	$(672)	$1,151	$112,427	$115,222	$(2,795)
Straight-line rents	3,311	2,586	725	476	(20)	—	—	—	8	3,787	2,574	1,213
Above/below market rent amortization	1,297	1,468	(171)	56	(123)	—	—	—	—	1,353	1,345	8

Total rents	112,441	116,215	(3,774)	5,798	1,767	—	—	(672)	1,159	117,567	119,141	(1,574)
Tenant reimbursements	18,666	18,500	166	1,549	344	—	—	(28)	120	20,187	18,964	1,223
Termination fees	1,039	548	491	—	1,216	—	—	—	—	1,039	1,764	(725)
Third party management fees, labor reimbursement and leasing	(3)	—	(3)	—	—	—	—	2,925	5,194	2,922	5,194	(2,272)
Other, excluding termination fees	742	639	103	214	81	—	—	294	151	1,250	871	379

Total revenue	132,885	135,902	(3,017)	7,561	3,408	—	—	2,519	6,624	142,965	145,934	(2,969)

Property operating expenses	42,361	40,721	(1,640)	2,482	1,021	(8)	2	(2,387)	(1,982)	42,448	39,762	(2,686)
Real estate taxes	13,131	13,592	461	908	260	11	11	278	298	14,328	14,161	(167)
Third party management expenses	—	—	—	—	—	—	—	1,528	2,256	1,528	2,256	728

Subtotal	77,393	81,589	(4,196)	4,171	2,127	(3)	(13)	3,100	6,052	84,661	89,755	(5,094)

												—
General & administrative expenses	—	—	—	269	—	—	—	5,484	5,018	5,753	5,018	(735)
Depreciation and amortization	46,568	47,658	1,090	3,941	2,251	—	—	1,510	1,234	52,019	51,143	(876)

Operating Income (loss)	$30,825	$33,931	$(3,106)	$(39)	$(124)	$(3)	$(13)	$(3,894)	$(200)	$26,889	$33,594	$(6,705)

Number of properties	230	230		6	6	1	1			237	237
Square feet	22,871	22,871		2,997	2,997	—	—			25,868	25,868

Other Income (Expense):
Interest income										726	473	253
Interest expense										(34,488)	(31,455)	(3,033)
Interest expense — Deferred financing costs										(827)	(1,579)	752
Recognized hedge activity										—	(1,517)	1,517
Equity in income of real estate ventures										1,035	1,331	(296)
(Loss) gain on early extinguishment of debt										(64)	5,073	(5,137)

Income (loss) from continuing operations										(6,729)	5,920	(12,649)
Income from discontinued operations										113	1,389	(1,276)

Net income (loss)										$(6,616)	$7,309	$(13,925)

Earnings (loss) per common share										$(0.06)	$0.04	$(0.10)

EXPLANATORY NOTES

(a)-	Results include: one redevelopment property.

Total Revenue
Cash rents from the Total Portfolio decreased by $2.8 million from the third quarter of 2009 to the third quarter of 2010 primarily reflecting:
•	decrease of $4.3 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 340 basis points;
•	decrease of $1.8 million due to the deconsolidation of three of our Real Estate Ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010. This standard does not require retrospective adoption; and
•	decrease of $1.0 million of rental income due to the decrease in occupancy at three redevelopment properties that we recently placed in service.
The decrease in cash rents from the Total Portfolio was offset by an increase of $4.3 million of rental income due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and the Cira South Garage during the third quarter of 2010.
Straight-line rents increased by $1.2 million due to $0.4 million of straight-line rents from the acquisition of Three Logan Square during the third quarter of 2010. The remainder of the increase is due to leases that commenced during the third quarter of 2010 with free rent periods at our same store properties.
Tenant reimbursements increased by $1.2 million mainly due to the acquisition of Three Logan Square and completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010. This increase is consistent with the increase in property operating expenses.
Third party management fees, labor reimbursement and leasing decreased by $2.3 million mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management expenses.
Property Operating Expenses
Property operating expenses increased by $2.7 million mainly due to $1.6 million of expenses from acquisition of Three Logan and the IRS Philadelphia Campus and Cira South Garage properties that we placed in service during the third quarter of 2010. The remainder of the difference is due to the fact that in the third quarter of 2009 we incurred less repair and maintenance expenses due to timing of various projects.
Interest Expense
The increase in interest expense of $3.0 million is primarily due to the following:
•	increase of $4.6 million from the sale of $250.0 million of unsecured notes in the third quarter of 2009;
•	increase of $0.3 million resulting from a higher weighted average interest rate on our Credit Facility borrowings for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009;
•	increase of $0.3 million interest expense relates to the accretion of estimated equity payments and the expected put payment as a result of contributions received as part of the historic tax credit transaction;
•	net increase of $1.3 million resulting from a higher outstanding mortgage notes payable balance as of September 30, 2010 compared to September 30, 2009; and
•	increase of $0.6 million from higher weighted interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust Borrowings for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009.

The above described increase of $7.1 million in interest expense was offset by a decrease of $1.5 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009 and a decrease of $2.6 million resulting from our buybacks of various unsecured notes subsequent to the third quarter of 2009. The details of the various purchases completed during the three-month period ended September 30, 2010 are noted in the (Loss) gain on early extinguishment of debt section below. Details for all purchases during 2009 are included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Deferred financing cost amortized decreased by $0.8 million mainly due to the acceleration of such expenses incurred from greater debt repurchase activities during the third quarter of 2009 compared to the third quarter of 2010 offset by one month of deferred financing costs incurred relating to the forward financing on the IRS Philadelphia Campus and the Cira South Garage.
Recognized hedge activity
During the third quarter of 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our offering of $250.0 million 7.50% senior unsecured notes due 2015 completed in September 2009. The swaps no longer qualified for hedge accounting upon completion of that offering since the hedging relationship was terminated. Accordingly, the changes in the fair value of the swaps were reflected in our statement of operations until they were cash settled in December 2009. We also recognized $0.4 million for the ineffective portion of the forward starting swaps during the third quarter of 2009 prior to the termination of the hedging relationship.
(Loss) gain on early extinguishment of debt
During the three-month period ended September 30, 2010, we repurchased $0.2 million of our 5.625% Guaranteed Notes due 2010 and $1.6 million of our 5.750% Guaranteed Notes due 2012 which resulted in a nominal net loss on early extinguishment of debt.
During the three-month period ended September 30, 2009, we repurchased $46.2 million of our $345.0 million 3.875% Exchangeable Notes, $47.6 million of our $275.0 million 4.500% Guaranteed Notes due 2009, $102.2 million of our $300.0 million 5.750% Guaranteed Notes due 2012 and $7.3 million of our $250.0 million 5.400% Guaranteed Notes due 2014 which resulted in a net gain on early extinguishment of debt of $5.1 million. The gain on early extinguishment of debt is inclusive of adjustments made to reflect our adoption of the new accounting standard for convertible debt instruments.
Discontinued Operations
During the third quarter of 2010, we sold two properties and classified one property in Austin, TX as held for sale. These properties had total revenue of $0.5 million, operating expenses of $0.2 million, depreciation and amortization expense of $0.2 million. We recognized a gain and loss of $1.4 million, respectively, from the sale of these properties.
The September 30, 2009 amounts are reclassified to include the operations of the properties sold and held for sale through the third quarter of 2010, as well as all properties that were sold through the year ended December 31, 2008. Therefore, the discontinued operations amount for the third quarter of 2009 includes total revenue of $4.4 million, operating expenses of $2.2 million and depreciation and amortization expense of $0.8 million.
Net income (loss)
Net loss was $6.6 million for the third quarter of 2010 as compared to net income of $7.3 million for the third quarter of 2009 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss (earnings) per Common Share
Loss per share was $0.06 for the third quarter of 2010 as compared to earnings per share of $0.04 for the third quarter of 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the issuances pursuant to the Offering Program in 2010.

RESULTS OF OPERATIONS
Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 227 properties containing an aggregate of approximately 22.5 million net rentable square feet that we owned for the entire nine-month periods ended September 30, 2010 and 2009. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2010 and 2009) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2010 and 2009 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company. The only difference between the reported net income of the Parent Company and the Operating Partnership is the allocation of the non-controlling interest attributable to continuing and discontinued operations for limited partnership units that is on the statement of operations for the Parent Company.

Comparison of nine-months ended September 30, 2010 to the nine-months ended September 30, 2009

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$323,466	$333,052	$(9,586)	$8,071	$6,803	$3,355	$3,128	$(1,898)	$3,662	$332,994	$346,645	$(13,651)
Straight-line rents	8,196	5,980	2,216	1,032	583	(17)	(141)	—	25	9,211	6,447	2,764
Above/below market rent amortization	4,218	4,838	(620)	316	378	—	(379)	—	—	4,534	4,837	(303)

Total rents	335,880	343,870	(7,990)	9,419	7,764	3,338	2,608	(1,898)	3,687	346,739	357,929	(11,190)
Tenant reimbursements	55,660	53,563	2,097	2,465	1,554	572	381	298	755	58,995	56,253	2,742
Termination fees	3,893	1,626	2,267	107	—	124	1,214	—	—	4,124	2,840	1,284
Third party management fees, labor reimbursement and leasing	(3)	—	(3)	—	—	—	—	9,296	14,055	9,293	14,055	(4,762)
Other, excluding termination fees	1,537	1,307	230	673	89	1	161	984	761	3,195	2,318	877

Total revenue	396,967	400,366	(3,399)	12,664	9,407	4,035	4,364	8,680	19,258	422,346	433,395	(11,049)

Property operating expenses	124,658	118,035	(6,623)	5,965	4,313	1,348	1,428	(5,979)	(1,809)	125,992	121,967	(4,025)
Real estate taxes	38,216	40,579	2,363	1,584	934	411	392	698	835	40,909	42,740	1,831
Third party management expenses	—		—	—	—	—	—	4,433	6,339	4,433	6,339	1,906

Subtotal	234,093	241,752	(7,659)	5,115	4,160	2,276	2,544	9,528	13,893	251,012	262,349	(11,337)

General & administrative expenses	—	—	—	256	—	13	—	18,229	15,490	18,498	15,490	(3,008)
Depreciation and amortization	141,782	142,539	757	6,308	4,048	2,513	3,177	5,595	4,802	156,198	154,566	(1,632)

Operating Income (loss)	$92,311	$99,213	$(6,902)	$(1,449)	$112	$(250)	$(633)	$(14,296)	$(6,399)	$76,316	$92,293	$(15,977)

Number of properties	227	227		6	6	4	4			237	237
Square feet	22,516	22,516		1,734	1,734	1,618	1,618			25,868	25,868

Other Income (Expense):
Interest income										2,554	1,694	860
Interest expense										(97,222)	(102,045)	4,823
Interest expense — Deferred financing costs										(2,700)	(4,725)	2,025
Recognized hedge activity										—	(1,822)	1,822
Equity in income of real estate ventures										3,356	3,450	(94)
(Loss) gain on early extinguishment of debt										(1,701)	23,725	(25,426)

Income (loss) from continuing operations										(19,397)	12,570	(31,967)
Income from discontinued operations										6,782	(354)	7,136

Net income (loss)										$(12,615)	$12,216	$(24,831)

Earnings (loss) per common share										$(0.14)	$0.05	$(0.19)

EXPLANATORY NOTES

(a)-	Results include: two developments and two redevelopment properties.

Total Revenue
Cash rents from the Total Portfolio decreased by $13.7 million from the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2010 primarily reflecting:
•	decrease of $9.6 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 330 basis points;
•	decrease of $5.5 million due to the deconsolidation of three of our real estate ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010 during the first quarter of 2010. This standard does not require retrospective adoption;
•	decrease of $2.9 million of rental income due to the decrease in occupancy at three redevelopment properties that we recently placed in service; and
The decrease in cash rents from the Total Portfolio was offset by an increase of $4.3 million of rental income due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and the Cira South Garage during the third quarter of 2010.
Straight-line rents increased by $2.7 million due to $0.4 million of straight-line rents from the acquisition of Three Logan during the third quarter of 2010. The remainder of the increase is due to leases that commenced during the third quarter of 2010 with free rent periods at our same store properties.
Tenant reimbursements increased by $2.7 million mainly due to the significant number of leases which includes base year operating expense recovery calculations that reached their base year amounts quicker in 2010 than in 2009. Lease structure, the significant northeast snowfall expenses in the first quarter of 2010, as well as the deferral to later months and timing of the repairs and maintenance expenses in the second quarter of 2009, resulted in the base year leases achieving their base year amounts earlier in 2010 than in 2009. This is consistent with the increase in property operating expenses.
Termination fees at the Total Portfolio increased by $1.3 million from the nine-month period ended September 30, 2009 to the nine-month period ended September 30, 2010 primarily due to increased tenant move-outs during 2010 which is consistent with the decrease in occupancy noted above.
Third party management fees, labor reimbursement and leasing decreased by $4.8 million mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management fees.
Property Operating Expenses
Property operating expenses increased by $4.0 million mainly as a result of higher snow removal and repairs and maintenance expenses totaling $5.5 million during the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009, offset by a decrease of $2.0 million in bad debt expense during the nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009.
Real Estate Taxes
Real estate taxes decreased by $1.8 million mainly due to lower taxes assessed on our properties during the nine-month period ended September 30, 2010 compared to the nine month period ended September 30, 2009, offset by additional real estate taxes due to our acquisition of Three Logan Square during the third quarter of 2010.
General and Administrative Expense
General and Administrative Expense increased by $3.0 million primarily due to:
•	increase of $0.4 million in amortization of stock-based compensation as a result of stock option and restricted stock performance units granted in March 2010;
•	increase of $1.3 million in salaries, bonus and recruiting fees due to new hires during the nine-month period ended September 30, 2010;

•	a $0.2 million one-time bonus payment made during the nine-month period ended September 30, 2010;
•	increase of $0.5 million as a result of various corporate level expenses during the nine-month period ended September 30, 2010, none of which were individually significant;
•	increase of $0.5 million in professional fees and deal costs as result of contemplated transactions taking place during 2010; and
•	the receipt of corporate level tax refunds of $0.2 million during the nine-month period ended September 30, 2009 that were recorded as a reduction in that period.
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
Interest Expense
The decrease in interest expense of $4.8 million is primarily due to the following:
•	decrease of $12.4 million resulting from our buybacks of various unsecured notes subsequent to the third quarter of 2009. The details of the various purchases completed during the nine-month period ended September 30, 2010 are noted in the (Loss) gain on early extinguishment of debt section below and details for all purchases during 2009 are included in our Annual Report on Form 10-K for 2009;
•	decrease of $5.3 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009;
•	decrease of $0.2 million resulting from a lower weighted average interest rate on our Credit Facility borrowings for the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009;
•	decrease of $0.9 million resulting from lower weighted average interest rates on our $183.0 million Bank Term Loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swapped to fixed rate debt through our hedging program. This decrease is offset by an increase of $1.4 million paid under theses hedges since the variable interest rates on such debt is lower than the swapped fixed rate on the hedges assigned to these borrowings; and
•	an increase of $3.5 million in capitalized interest as a result of the increase in cumulative spending on development projects in 2010
The above described decrease of $20.9 million was offset by an increase of $14.3 million from the sale of $250.0 million of unsecured notes in the third quarter of 2009 and a net increase of $1.1 million resulting from a higher outstanding mortgage notes payable balance as of September 30, 2010 compared to September 30, 2009. In addition, there was an increase of $0.6 million in interest expense related to the estimated equity interest payments as a result of our partnership in the IRS Philadelphia Campus.
Deferred financing costs decreased by $2.0 million mainly due to the acceleration of such expenses incurred from greater debt repurchase activities during the third quarter of 2009 compared to the third quarter of 2010 offset by one month of deferred financing costs incurred relating to the forward financing on the IRS Philadelphia Campus and Cira South Garage.

Recognized hedge activity
During the nine-month period ended September 30, 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our offering of $250.0 million 7.50% senior unsecured notes due 2015 completed in September 2009. The swaps no longer qualified for hedge accounting upon completion of that offering since the hedging relationship was terminated. Accordingly, the changes in the fair value of the swaps were reflected in our statement of operations until they were cash settled in December 2009. During the nine-month period ended September 30, 2009, we also recorded $0.7 million related to the ineffective portion of our hedges.
(Loss) gain on early extinguishment of debt
During the nine-month period ended September 30, 2010, we repurchased (i) $54.4 million of our 3.875% Guaranteed Exchangeable Notes, (ii) $1.9 million of our 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $1.7 million.
During the nine-month period ended September 30, 2009, we repurchased (i) $122.5 million of our $345.0 million 3.875% Guaranteed Exchangeable Notes, (ii) $94.1 million of our $275.0 million 4.500% Guaranteed Notes due 2009, (iii) $65.0 million of our $300.0 million 5.625% Guaranteed Notes due 2010, (iv) $112.2 million of our $300.0 million 5.750% Guaranteed Notes due 2012 and (v) $7.3 million of our $250.0 million 5.400% Guaranteed Notes due 2014, which resulted in a net gain on early extinguishment of debt of $23.7 million. The loss on early extinguishment of debt is inclusive of adjustments made to reflect our prior adoption of the new accounting standard for convertible debt instruments.
Discontinued Operations
During the nine-month period ended September 30, 2010, we sold three properties and classified one property in Austin, TX as held for sale as of September 30, 2010. These properties had total revenue of $2.0 million, operating expenses of $0.8 million, depreciation and amortization expense of $0.8 million. We recognized a gain and loss on sale of $7.7 million and $1.4 million, respectively, for the three properties sold.
The nine-month period ended September 30, 2009 amounts are reclassified to include the operations of the properties sold and held for sale through the third quarter of 2010, as well as all properties that were sold through the year ended December 31, 2009. Therefore, the discontinued operations amount for the nine-month period ended September 30, 2009 includes total revenue of $15.3 million, operating expenses of $7.5 million and depreciation and amortization expense of $3.4 million. During the nine-month period ended September 30, 2009, we also recognized a provision for impairment of $3.7 million on a property that was sold during the second quarter of 2009.
Net income (loss)
Net loss was $12.6 million for the nine-month period ended September 30, 2010 as compared to net income of $12.2 million for the nine-month period ended September 30, 2009 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss (earnings) per Common Share
Loss per share was $0.14 for the nine-month period ended September 30, 2010 as compared to earnings per share of $0.05 for the nine-month period ended September 30, 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the continuing equity offering program in 2010.

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY
The Parent Company conducts its business through the Operating Partnership and its only material asset is its ownership of the partnership interests of the Operating Partnership. The Parent Company, other than acting as the sole general partner of the Operating Partnership, issues public equity from time to time and guarantees the debt obligations of the Operating Partnership. The Parent Company’s principal funding requirement is the payment of dividends on its common stock and preferred stock. The Parent Company’s principal source of funding for its dividend payments is the distributions it receives from the Operating Partnership.
As of September 30, 2010, the Parent Company owned a 93.0% interest in the Operating Partnership. The remaining interest of approximately 7.0% pertains to common limited partnership interests owned by non-affiliated investors of the Parent Company. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
The Parent Company’s principal source of capital is from the distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Parent Company, which in turn will enable the Parent Company to make dividend payments to its stockholders.
The Parent Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the nine months ended September 30, 2010. During the three months ended September 30, 2010, the Parent Company sold 2,042,500 shares under this program at an average sales price of $12.36 per share resulting in net proceeds of $25.0 million. From its inception in March 2010 through September 30, 2010, the Parent Company has sold 5,327,845 shares under this program at an average sales price of $12.56 per share resulting in net proceeds of $65.9 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership.
On September 15, 2010, the Parent Company declared a distribution of $0.15 per common share, totaling $20.3 million, which it paid on October 18, 2010 to its shareholders of record as of October 5, 2010. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2010 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of September 30, 2010, there are approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company’s Board of Trustees has not limited the duration of the program; however, it may be terminated at any time.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, the Company may offer and sell equity and debt securities from time to time under the shelf registration statement.
The Parent Company also guarantees the Operating Partnership’s secured and unsecured obligations which as of September 30, 2010 amounted to $757.7 million and $1,771.6 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. As of September 30, 2010, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
In order to maintain its qualification as a REIT, the Parent Company is required to,among other things, pay dividends to its stockholders of at least 90% of its REIT taxable income. The Parent Company has historically satisfied this requirement.
Overall, the liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distribution payments to the Parent Company. In cases where the Operating Partnership is faced with working capital problems or would need to raise capital to fund acquisitions and developments, the Parent Company will have to consider alternative sources to increase liquidity, including, among other things, equity issuances through its existing Offering Program, use of its available line of credit and potential sale of properties.

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP
General
The Operating Partnership’s principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature,
•	fund current development and redevelopment costs, and
•	fund distributions to the Parent Company
The Operating Partnership believes that with the uncertain economic conditions, it is likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2010 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under our Credit Facility and other debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash that it uses to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in its cash provided by operations would affect the financial performance covenants under its Credit Facility, unsecured term loan and unsecured notes.
Financial markets have experienced unusual volatility and uncertainty. The Operating Partnership’s ability to fund development projects, as well as its ability to repay or refinance debt maturities could be adversely affected by its inability to secure financing at reasonable terms beyond those already completed. It is possible, in these unusual and uncertain times that one or more lenders in its Credit Facility could fail to fund a borrowing request. Such an event could adversely affect its ability to access funds from its Credit Facility when needed.
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership is proactively pursuing new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the ongoing disruption in the credit markets.
The Operating Partnership uses multiple financing sources to fund its long-term capital needs. It uses its credit facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It will also consider other properties within its portfolio as necessary, where it may be in its best interest to obtain a secured mortgage.
The Operating Partnership’s ability to incur additional debt is dependent upon a number of factors, including its credit ratings, the value of its unencumbered assets, its degree of leverage and borrowing restrictions imposed by its current lenders. If more than one rating agency were to downgrade its credit rating, its access to capital in the unsecured debt market would be more limited and the interest rate under its existing Credit Facility and the Bank Term Loan would increase.
The Operating Partnership’s ability to sell its limited partnership and preferred units is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Parent Company contributes the proceeds it receives from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership in accordance with the Operating Partnership’s partnership agreement. The Operating Partnership uses the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. The Operating Partnership, from time to time, also issues its own partnership units to as consideration for property acquisitions and developments. On August 5, 2010, the Operating Partnership issued 7,111,112 units of its newly-established Class F (2010) Units in connection with the acquisition of Three Logan Square. The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. They are also not convertible into the Parent Company’s common shares for that period.

The Operating Partnership will also consider sales of selected Properties as another source of managing its liquidity. Asset sales during 2009 and through 2010 have been a source of cash. During 2010, it sold three properties containing 0.2 million in net rentable square feet for net cash proceeds of $17.4 million. Since mid-2007, the Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2010 and December 31, 2009, the Operating Partnership maintained cash and cash equivalents of $104.0 million and $1.6 million, respectively. The following are the changes in cash flow from its activities for the nine-month periods ended September 30 (in thousands):

Activity	2010	2009
Operating	$149,622	$163,099
Investing	(159,037)	(118,748)
Financing	111,889	(44,979)

Net cash flows	$102,474	$(628)

The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $13.5 million in cash flows from operating activities of the Operating Partnership during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily the result of the following:
•	decrease in average occupancy from 89.2% during the nine months ended September 30, 2009 to 88.0% during the nine months ended September 30, 2010;
•	decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of six properties subsequent to September 30, 2009;
•	timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The described decrease in cash flows from operating activities was partially offset by the contribution received from the historic tax credit transaction of $27.4 million in June 2010.
The net increase of $40.3 in cash flows used in investing activities of the Operating Partnership during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to the following:
•	$50.3 million of net cash paid related to the acquisition of Three Logan Square;
•	decrease in cash of $1.4 million due to the deconsolidation of variable interest entities;
•	receipt of funds placed in escrow during the last quarter of 2008 related to the Cira South Garage amounting to $31.4 million which was also used to finance the development of the Cira South Garage during the first quarter of last year;
•	advances made for purchase of tenant assets, net of repayments amounting $4.5 million;
•	decrease in net proceeds from sales of properties from $33.4 million during the nine months ended September 30, 2009 to $17.4 million during the nine months ended September 30, 2010; and
•	decrease in cash distributions from unconsolidated Real Estate Ventures of $10.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The net increase in cash used in investing activities was partially offset by the following transactions:
•	receipt of $40.0 million of proceeds from repayment of mortgage notes receivable;
•	$15.0 million of contributions made during the first quarter of last year to unconsolidated Real Estate Ventures; and
•	decreased capital expenditures for tenant and building improvements and leasing commissions by $18.4 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
The net increase of $156.9 million in cash from financing activities of the Operating Partnership during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is mainly due to the following:
•	increase of $104.2 million in proceeds from mortgage notes payable during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the receipt of the $254.0 million from the forward financing entered into during 2009. In addition, repayments of mortgage notes payable decreased from $81.6 million during the nine months ended September 30, 2009 to $6.5 million during the nine months ended September 30, 2010;
•	decrease in repayments of the Credit Facility and unsecured notes of $849.0 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, offset by the decrease in proceeds from Credit Facility borrowings of $709.0 million; and
•	decrease in debt financing costs of $25.5 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the $16.9 million forward financing commitment fee paid in 2009.
The above described net increase in cash from financing activities was partially offset by the following transactions:
•	decrease in net proceeds received from the issuance of common shares of the Parent Company amounting to $176.3 million during the nine months ended September 30, 2010, compared to the issuance made during the nine months ended September 30, 2009; and
•	increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $55.4 million during the nine months ended September 30, 2009 to $66.3 million during the nine months ended September 30, 2010.
Capitalization
Indebtedness
During the nine-months ended September 30, 2010, the Operating Partnership repurchased $69.0 million of its unsecured notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$2,002	$1,942	$37	$2
2012 5.750% Notes	13,333	12,625	431	32
3.875% Notes	54,662	54,425	1,235	250

	$69,997	$68,992	$1,703	$284

The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,416,474	$2,246,375
Variable rate — unhedged	112,836	214,836

Total	$2,529,310	$2,461,211

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	95.5%	91.3%
Variable rate — unhedged	4.5%	8.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	6.0%	5.9%
Variable rate — unhedged	3.8%	2.6%
Total	5.9%	5.6%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership uses Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under its Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of September 30, 2010.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2010.
The Operating Partnership has mortgage loans that are collateralized by certain of its Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. The Operating Partnership intends to refinance or repay its mortgage loans as they mature through the use of proceeds from selective Property sales and secured or unsecured borrowings. However, in the current and expected future economic environment one or more of these sources may not be available on attractive terms or at all.
On August 26, 2010, the Operating Partnership received $254.0 million of gross proceeds from the $256.5 million forward financing commitment it entered into on June 29, 2009. The Operating Partnership paid a $17.7 million commitment fee in connection with this commitment. The total loan amount together with the commitment fee had been escrowed pending the completion of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The escrow account was administered by The Bank of New York Mellon (the “trustee”). The financing encompasses two separate loans: $209.7 million on the IRS Philadelphia Campus and $46.8 million on the Cira South Garage. The lender held back $2.5 million of the total financing until the completion of certain conditions related to the IRS Philadelphia Campus and the Cira South Garage. The loans are non-recourse and are secured by the IRS Philadelphia Campus and the Cira South Garage, respectively. The loans bear interest of 5.93% with interest only through September 10, 2010 and thereafter require principal and interest monthly payments based on a 20 year amortization schedule. The Operating Partnership used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.
The Parent Company’s charter documents do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to financial covenants in the Credit Facility, indenture and other credit agreements.

As of September 30, 2010, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On September 15, 2010, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.3 million, which was paid on October 18, 2010 to unitholders of record as of October 5, 2010.
On September 15, 2010, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 15, 2010 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the three -months ended September 30, 2010, the Parent Company contributed net proceeds amounting to $25.0 million from the sale of 2,042,500 shares under its Offering Program to the Operating Partnership in exchange for the issuance of 2,042,500 common partnership units to the Parent Company. From the inception of the Offering Program in March 2010 through September 30, 2010, the Parent Company has contributed net proceeds of $65.9 million from the sale of its shares to the Operating Partnership in exchange for the issuance of an aggregate 5,327,845 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
On August 5, 2010, the Operating Partnership issued 7,111,112 units of the newly established Class F (2010) Units in connection with the Company’s acquisition of the Three Logan Square. The Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 since these shares do not accrue a dividend prior to the first anniversary of the closing. The Class F (2010) Units issued is subject to redemption at the option of holder after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common share (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common share. The Class F (2010) Units do not accrue any dividends and are not entitled to income or loss allocations prior to the first anniversary of the closing. After the first anniversary, the units will receive the same dividend that the Parent Company pays on its common shares.
The Parent Company did not purchase any shares during the three and nine months ended September 30, 2010 and accordingly, during the three and nine months ended September 30, 2010, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, if warranted by market conditions, the Company may offer and sell equity and debt securities from time to time under the shelf registration statement.
Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund our short-term liquidity requirements, excluding principal payments under our debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain its REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of September 30, 2010, the Operating Partnership has $475.1 million of unsecured debt and $173.9 million of mortgage debt that is scheduled to mature through December 2011. The Operating Partnership extended its Bank Term Loan of $183.0 million from October 18, 2010 to June 29, 2011. The Credit Facility and the Bank Term Loan may be extended to June 29, 2012 at its discretion. For the remaining debt maturities the Operating Partnership expects to have sufficient capacity under its Credit Facility but it will also continue to look to the other listed sources to fund these maturities.
The Operating Partnership expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional secured and unsecured indebtedness, the issuance of equity securities, contributions from joint venture investors and proceeds from asset dispositions.

Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market remain wider than historic spreads. These circumstances have impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, the Operating Partnership expects debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the volatility in the financial markets, in general, will make it more difficult or costly, for it to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statement as it has been able to do in the past. Such conditions would also limit its ability to raise capital through asset dispositions at attractive prices or at all.
Inflation
A majority of the Operating Partnership’s leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of its office leases provide for fixed base rent increases. The Operating Partnership believes that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of September 30, 2010:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$757,680	$77,166	$206,658	$113,877	$359,979
Revolving credit facility	22,000	22,000	—	—	—
Unsecured term loan	183,000	183,000	—	—	—
Unsecured debt (a)	1,566,630	196,604	175,200	742,681	452,145
Ground leases (b)	296,081	1,739	6,954	7,227	280,161
Interest expense (d)	718,451	125,825	209,440	204,583	178,603
Development contracts (c)	10,137	10,137	—	—	—
Other liabilities	8,014	—	—	—	8,014

	$3,561,993	$616,471	$598,252	$1,068,368	$1,278,902

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with acquisition of Three Logan Square as the amounts cannot be determined at this time as discussed below.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2010 interest rates.
The Operating Partnership has ground tenancy rights under a long term ground lease agreement when it acquired Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease will end. After the initial term, the Operating Partnership has the option to renew the lease until 2091. The Operating Partnership also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at that time until 2042 and at fair market value until 2091. The Operating Partnership believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate $27.4 million. The Operating Partnership has not included the amounts in the table above since such amounts are not fixed and determinable.
As part of the TRC acquisition, the Operating Partnership acquired interest in Two Logan Square, a 706,288 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages are the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, it has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $0.6 million (if it must pay a state and local transfer upon taking title) and $2.9 million (if no transfer tax is payable upon the transfer).

The Operating Partnership is currently being audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. At this time it does not appear that an adjustment would result in a material tax liability for the Operating Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Operating Partnership’s 2006 Prentiss acquisition, the TRC acquisition in 2004 and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
As part of the Operating Partnership’s acquisition of properties from time to time in tax-deferred transactions, it has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee its indebtedness. If the Operating Partnership was to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, it will be required to provide the prior owner an opportunity to guarantee a qualifying replacement debt. These debt maintenance agreements may limit its ability to refinance indebtedness on terms that will be favorable to the Operating Partnership.
In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Operating Partnership entered into a historic tax credit and new markets tax credit arrangement, respectively. The Operating Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to USB or reduction of investor capital contributions, which are reported as deferred income in the Operating Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Operating Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
The Operating Partnership invests in properties and regularly incurs capital expenditures in the ordinary course of its business to maintain the properties. The Operating Partnership believes that such expenditures enhance its competitiveness. The Operating Partnership also enters into construction, utility and service contracts in the ordinary course of its business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
Interest Rate Risk and Sensitivity Analysis
The analysis below presents the sensitivity of the market value of the Operating Partnership’s financial instruments to selected changes in market rates. The range of changes chosen reflects its view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of September 30, 2010, its consolidated debt consisted of $697.7 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in an unsecured term loan, $22.0 million of borrowings under our Credit Facility, and $1,566.6 million in unsecured notes of which $52.8 million are fixed rate borrowings and $1,513.8 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of September 30, 2010, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.6 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, including the Notes, of approximately $14.8 million at September 30, 2010.

The Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. As of September 30, 2010, it has effectively hedged debt with a notional amount of $230.8 million through four interest rate swap agreements. These instruments have an aggregate fair value of $0.9 million at September 30, 2010.
The total carrying value of the Operating Partnership’s variable rate debt was approximately $283.6 million and $353.6 million at September 30, 2010 and December 31, 2009, respectively. The total fair value of the Operating Partnership’s debt, excluding the Notes, was approximately $273.3 million and $341.2 million at September 30, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, excluding the Notes, of approximately $0.5 million at September 30, 2010, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $1.5 million at December 31, 2009.
If market rates of interest increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $33.5 million. If market rates of interest decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $36.7 million.
At September 30, 2010, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $283.6 million. At September 30, 2010, the interest rate on its variable rate debt was approximately 1.8%. If market interest rates on its variable rate debt change by 100 basis points, total interest expense would change by approximately $0.2 million for the quarter ended September 30, 2010.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its financial structure.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing the Company’s business plan, the primary market risk to which it is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affects its operating results and liquidity.
See “Interest Rate Risk and Sensitivity Analysis” in Item 2 above.
Item 4.
Controls and Procedures (Parent Company)
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Parent Company’s principal executive office and principal financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
(b)	Changes in internal controls over financial reporting. There was no change in the Parent Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.
Controls and Procedures (Operating Partnership)
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report. Based on this evaluation, the Operating Partnership’s principal executive officer and principal financial officer have concluded that the Operating Partnership’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
(b)	Changes in internal controls over financial reporting. There was no change in the Operating Partnership’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended September 30, 2010:

			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)
2010:
July 1 to July 31	—		—	539,200
August 1 to August 31	—		—	539,200
September 1 to September 30	—		—	539,200

Total	—		—

(a)	Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

3.21
Sixteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (incorporated by reference to Brandywine Realty Trust’s Current Report on Form 8-K filed on August 9, 2010)

10.1	Registration Rights Agreement (incorporated by reference to Brandywine Realty Trust’s Form 8-K filed on August 9, 2010)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

BRANDYWINE REALTY TRUST (Registrant)

Date: November 3, 2010	By:	/S/ GERARD H. SWEENEY
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/S/ HOWARD M. SIPZNER

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/S/ GABRIEL J. MAINARDI

Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date: November 3, 2010	By:	/S/ GERARD H. SWEENEY

Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/S/ HOWARD M. SIPZNER

Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010	By:	/S/ GABRIEL J. MAINARDI Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)