Form 10-K
period 2010-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2011-02-25
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 325-5600
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares of Beneficial Interest,	New York Stock Exchange
par value $0.01 per share
(Brandywine Realty Trust)

7.50% Series C Cumulative Redeemable Preferred	New York Stock Exchange
Shares of Beneficial Interest
par value $0.01 per share
(Brandywine Realty Trust)

7.375% Series D Cumulative Redeemable Preferred	New York Stock Exchange
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
As of June 30, 2010, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $1,394,281,711 based upon the last reported sale price of $10.75 per share on the New York Stock Exchange on June 30, 2010. An aggregate of 134,520,391 Common Shares of Beneficial Interest were outstanding as of February 23, 2011.
As of June 30, 2010, the aggregate market value of the 1,896,552 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $20,387,934 million based upon the last reported sale price of $10.75 per share on the New York Stock Exchange on June 30, 2010 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2011 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2010 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2010, owned a 93.1% interest in the Operating Partnership. The remaining 6.9% interest consists of common units of limited partnership interest issued by the Operating Partnership in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
The Company believes that combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into a single report will result in the following benefits:
•
facilitate a better understanding by the investors of the Parent Company and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;

•
remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both the Parent Company and the Operating Partnership; and

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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
The equity and non-controlling interests in the Parent Company and the Operating Partnership’s equity are the main areas of difference between the consolidated financial statements of the Parent Company and the Operating Partnership. The common units of limited partnership interest in the Operating Partnership are accounted for as partners’ equity in the Operating Partnership’s financial statements while the common units of limited partnership interests held by parties other than the Parent Company are presented as non-controlling interests in the Parent Company’s financial statements. The differences between the Parent Company and the Operating Partnership’s equity relate to the differences in the equity issued at the Parent Company and Operating Partnership levels.
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

This report also includes separate Item 9A. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.
In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.
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

FORM 10-K

Page

PART I

Item 1. Business	8

Item 1A. Risk Factors	16

Item 1B. Unresolved Staff Comments	27

Item 2. Properties	27

Item 3. Legal Proceedings	36

Item 4. Removed and Reserved	36

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	37

Item 6. Selected Financial Data	40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	70

Item 8. Financial Statements and Supplementary Data	70

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70

Item 9A. Controls and Procedures	70

Item 9B. Other Information	71

PART III

Item 10. Directors, Executive Officers and Corporate Governance	72

Item 11. Executive Compensation	72

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	72

Item 13. Certain Relationships and Related Transactions, and Director Independence	72

Item 14. Principal Accounting Fees and Services	72

PART IV

Item 15. Exhibits and Financial Statement Schedules	73

SIGNATURES	81

Exhibit 3.1.27
Exhibit 12.1
Exhibit 12.2
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
Exhibit 99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Filing Format
This combined Form 10-K is being filed separately by Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”).
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

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);
•	changes in the economic conditions affecting industries in which our principal tenants compete;
•	the unavailability of equity and debt financing;
•	our failure to lease unoccupied space in accordance with our projections;
•	our failure to re-lease occupied space upon expiration of leases;
•	tenant defaults and the bankruptcy of major tenants;
•	increases in interest rates;
•	failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements;
•	failure of acquisitions to perform as expected;
•	unanticipated costs associated with the acquisition, integration and operation of, our acquisitions;
•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•
unanticipated costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;

•	impairment charges;
•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;
•	actual or threatened terrorist attacks;
•	demand for tenant services beyond those traditionally provided by landlords;
•	liability under environmental or other laws;
•	failure or bankruptcy of real estate venture partners;
•	inability of real estate venture partners to fund venture obligations;
•	failure of dispositions to close in a timely manner;
•	failure of buyers of our properties to comply with terms of their financing agreements to us;
•	earthquakes and other natural disasters;
•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;
•	risks associated with federal, state and local tax audits;
•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and
•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I

Item 1.	Business
Introduction
We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, mixed-use and industrial properties. As of December 31, 2010, we owned and consolidated 233 properties (collectively, the “Properties”) containing an aggregate of approximately 25.6 million net rentable square feet. The Properties include 208 office properties, 20 industrial properties, four mixed-use properties and a garage property under redevelopment. As of December 31, 2010, we also owned interests in 17 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) that own properties that contain approximately 6.5 million net rentable square feet. In addition, as of December 31, 2010, we owned approximately 509 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern and Central New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that we own, as of December 31, 2010, we were managing approximately 7.8 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2010, the Parent Company owned a 93.1% interest in the Operating Partnership. The remaining 6.9% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.
The common units in the Operating Partnership consist of two classes: Class A units and Class F (2010) units. Holders of Class A units have the right to require redemption of their units at any time. At our option, we may satisfy the redemption of a Class A unit either for a common share of the Parent Company or for an amount of cash equal to the market price of one common share of the Parent Company (based on the average closing prices of the common shares on the New York Stock Exchange for the five-trading days ending on the redemption date). Class F (2010) units rank on a parity with Class A units as to distributions but do not begin to accrue distributions and are not entitled to allocations of income or loss prior to August 5, 2011. Thereafter, Class F (2010) units will be entitled to receive the same distributions that the Parent Company pays on its common shares, and the holder of the units will have the right to exchange the units for an equal number of common shares (or, at the Parent Company’s option, a cash payment equal to the number of units tendered for exchange multiplied by the average closing price of the common shares on the New York Stock Exchange for the five trading days ending on the date of the exchange).
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
2010 Transactions
Real Estate Acquisitions/Dispositions
As of December 31, 2010, two of our building properties located in King of Prussia, Pennsylvania were undergoing demolition and the remaining land balances have been presented as land inventory in our consolidated balance sheets. We have determined that there was a change in the estimated useful lives of the properties resulting from the ongoing demolition causing an acceleration of depreciation expense. During the year ended December 31, 2010, we recognized the remaining net book value of the two buildings aggregating to $2.7 million as depreciation, with the land amounts of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.

On December 29, 2010, we acquired a 12 acre parcel of land in Gibbsboro, New Jersey through the foreclosure of a note receivable amounting to $2.8 million which was secured by this land and payment of transaction related costs of $0.3 million. This parcel of land is held for future development.
On August 5, 2010, we acquired Three Logan Square in Philadelphia, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P., a third party unaffiliated with us. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 67.2% leased. We acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and 7,111,112 Class F (2010) Units. As indicated above under “Organization”, the Class F (2010) Units do not begin to accrue distributions and are not entitled to income or loss allocations prior to August 5, 2011. We funded the cash portion of the acquisition price through an advance under our revolving credit facility and with available corporate funds.
On December 23, 2010, we sold four office properties (One and Two Greentree Centre, 8000 Lincoln Drive and Lake Center IV) containing a total of 243,195 net rentable square feet located in Marlton, New Jersey for an aggregate sales price of $20.9 million. The properties were 76.1% occupied at the date of sale.
On November 22, 2010, we sold Spyglass Point, a 58,576 net rentable square feet office property located in Austin, Texas for a sales price of $13.5 million. The property was fully occupied at the date of sale.
On September 20, 2010, we sold 630 Clark Avenue, a 50,000 net rentable square feet office property located in King of Prussia, Pennsylvania for a sales price of $3.6 million. The property was fully occupied at the date of sale.
On August 18, 2010, we sold 479 Thomas Jones Way, a 49,264 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.8 million. The property was 63.0% occupied at the date of sale.
On January 14, 2010, we sold 1957 Westmoreland Street, a 121,815 net rentable square feet property located in Richmond, Virginia, for a sales price of $10.8 million. The property was vacant at the date of sale.
Developments and Redevelopments
During 2010, we placed in service three office properties and one-mixed use property that we developed or redeveloped and that contain an aggregate of 1.9 million net rentable square feet. We place a property in service at the date the property reaches at least 95% occupancy. At December 31, 2010, we were proceeding on one garage redevelopment with total projected costs of $14.8 million of which $0.8 million remained to be funded. We expect to place this project in service in or around the fourth quarter of 2011.
Unsecured Debt Activity
During the year ended December 31, 2010, we repurchased $82.7 million of our unsecured Notes as summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$2,002	$1,942	$37	$3
2011 3.875% Notes (a)	68,741	68,125	1,762	281
2012 5.750% Notes	13,333	12,625	431	32

	$84,076	$82,692	$2,230	$316

(a)
On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our unsecured revolving credit facility (the “Credit Facility”). We use borrowings under the Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the Credit Facility is June 29, 2011 (subject to an extension of one year, at our option, upon our payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in our unsecured debt ratings. In addition, the capitalization rate used in the calculation of several of the financial covenants in the Credit Facility is 7.50% and our swing loan availability under the Credit Facility is at $60.0 million. We are allowed four competitive bid loan requests in any 30 day period. Borrowings are available to the extent of borrowing capacity at the stated rates; however, the competitive bid feature allows banks that are part of the lender consortium under the Credit Facility to bid to make loans to us at a reduced LIBOR rate. We have the option to increase the Credit Facility to $800.0 million provided that we have not committed any defaults under the Credit Facility and we are able to acquire additional commitments from its existing lenders or new lenders.

The Credit Facility contains financial and non-financial covenants, including covenants that relate to our incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The Credit Facility includes financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above specified levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. We were in compliance with all financial and non-financial covenants as of December 31, 2010. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a continued slow-down in the economy and continued decrease in availability of debt financing could result in non-compliance with covenants.
Secured Debt Activity
On August 26, 2010, the Operating Partnership received $254.0 million of gross proceeds from a $256.5 million forward financing commitment that the Operating Partnership obtained on June 29, 2009. The Operating Partnership paid a $17.7 million commitment fee in connection with this commitment. The loan proceeds, together with the commitment fee had been escrowed with an institutional trustee pending the completion of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The financing consists of two separate loans: $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage. The lender held back $2.5 million of the loan proceeds pending completion of certain conditions related to the IRS Philadelphia Campus and the Cira South Garage. As of December 31, 2010, the Operating Partnership received $2.1 million of the amounts held back. The loans are non-recourse and are secured by the IRS Philadelphia Campus and the Cira South Garage, respectively. The loans bear interest at 5.93% with interest only through September 10, 2010 and thereafter require principal and interest monthly payments through its maturity in September 2030. The Operating Partnership used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.
Additional Financing Activity
On August 5, 2010, the Operating Partnership issued 7,111,112 of Class F (2010) units in connection with the acquisition of Three Logan Square, an office property in Philadelphia, Pennsylvania. The Class F (2010) units do not accrue a dividend and are not entitled to income or loss allocations prior to August 5, 2011. They are also not exchangeable for Parent Company’s common shares for that period. For purposes of computing the total purchase price of Three Logan Square, the Class F (2010) units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less $0.60 to reflect that these units do not begin to accrue a dividend prior to August 5, 2011.
In June 2010, the Operating Partnership through one of its wholly owned taxable REIT subsidiaries (a“TRS”) received a $27.4 million contribution under the historic tax credit transaction that we entered into in 2008 with US Bancorp bringing the total contributions received to date to $61.4 million.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. Through December 31, 2010, the Parent Company sold 5,742,268 shares under the Offering Program at an average sales price of $12.54 per share resulting in net proceeds of $70.8 million. The Parent Company contributed the net proceeds from the sale of its shares under the Offering Program to the Operating Partnership in exchange for the issuance of 5,742,268 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes.

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
We also consider the following to be important objectives:
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
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing Properties, we must use excess cash from operations after satisfying our dividend and other requirements. The availability of funds for new investments and maintenance of existing Properties depends in large measure on capital markets and liquidity factors over which we can exert little control. Past events, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. As a result, many property owners are finding financing to be increasingly expensive and difficult to obtain. In addition, downgrades of our public debt ratings by Standard & Poor’s and Moody’s Investor Service could increase our cost of capital.

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
Financing Policies
A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital then available to us. These sources may include selling common or preferred equity and debt securities sold through public offerings or private placements, utilizing availability under the Credit Facility or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.

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
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries (collectively, the “Management Companies”). As of December 31, 2010, the Management Companies were managing properties containing an aggregate of approximately 33.4 million net rentable square feet, of which approximately 25.6 million net rentable square feet related to Properties owned by us and approximately 7.8 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
As of December 31, 2010, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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

Employees
As of December 31, 2010, we had 439 full-time employees, including 30 union employees.
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
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10.0% of our total 2010 revenue.
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
Our business is affected by the continued uncertainty in the financial and credit markets, the sluggish recovery in the global economy from the recent recession, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. While there are signs of recovery in the U.S. economy, the recovery rate has been much slower than anticipated. Our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio); if economic conditions persist or again deteriorate, then our results of operations, financial condition, financial results and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:
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
Notwithstanding the recent improvement in capital and credit markets, these markets are still considered volatile and disruptions in these markets are still possible. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. These events have an adverse effect on the availability of credit, the terms on which credit can be sourced and the overall cost of debt capital. This could negatively affect us by:
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
The current economic conditions have caused some of our tenants to experience financial difficulties. If more of our tenants were to continue to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.
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

Our Credit Facility, term loan and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms. In addition, the mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
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
Our degree of leverage could affect our ability to obtain additional financing for working capital expenditures, development, acquisitions or other general corporate purposes In the event that our unsecured debt is downgraded by Moody’s Investor Services or Standard & Poor’s from the current ratings, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy in general.
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
We have recently acquired properties, and may in the future continue to acquire, properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risks that:
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

We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership. This acquisition structure has the effect, among other factors, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions on dispositions could limit our ability to sell an asset or pay down partnership debt during a specified time, or on terms, that would be favorable absent such restrictions.
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
If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than the current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early termination of certain leases could affect our ability to make distributions to shareholders.
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
We develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2010, we had investments in 17 unconsolidated real estate ventures. Our net investments in the 17 unconsolidated real estate ventures aggregated approximately $84.4 million as of December 31, 2010. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the value of our investments could deteriorate and we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to the accounting standard governing the equity method of accounting for investments in common stock.

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
We currently carry comprehensive “all-risk” property, and rental loss insurance and commercial general liability coverage on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or cancelled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.
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
Failure to qualify as a REIT would subject us to U.S. federal income tax which would reduce the cash available for distribution to our shareholders.
We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.
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

To maintain our REIT status, we may be forced to borrow funds on a short term basis during unfavorable market conditions.
As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income, that may result in our having to make distributions at disadvantageous time or to borrow funds at unfavorable rates. Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.
We will pay some taxes even if we qualify as a REIT, which will reduce the cash available for distribution to our shareholders.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions.
In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.
We face possible federal, state and local tax audits.
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. There can be no assurance that these or future audits will not have a material adverse effect on our results of operations. The Operating Partnership has been audited by the Internal Revenue Service for its 2004 tax year. The audit concerns the tax treatment of a transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership intends to appeal the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.
Competition for skilled personnel could increase labor costs.
We compete with various other companies in attracting and retaining qualified and skilled personnel. We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge our tenants. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.
We are dependent upon our key personnel.
We are dependent upon our key personnel whose continued service is not guaranteed. We are dependent on our executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.

Although we have an employment agreement with Gerard H. Sweeney, our President and Chief Executive Officer, this agreement does not restrict his ability to become employed by a competitor following the termination of his employment. We do not have key man life insurance coverage on our executive officers.
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
Our properties are located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have been impacted by the sluggish economic recovery from the recent recession, and any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Property Acquisitions
On December 29, 2010, we acquired a 12-acre parcel of land in Gibbsboro, New Jersey through the foreclosure of a note receivable amounting to $2.8 million under which the said property was encumbered and payment of transaction related costs of $0.3 million. The parcel of land is held for future development.
On August 5, 2010, we acquired Three Logan Square in Philadelphia, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P, a third party unaffiliated with us. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 67.2% leased. We acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and 7,111,112 Class F (2010) units. The Class F (2010) units do not accrue a dividend and are not entitled to income or loss allocations prior to August 5, 2011. We funded the cash portion of the acquisition price through an advance under the Credit Facility and with available corporate funds.
Development and Redevelopment Properties Placed in Service
We placed in service the following office properties during the year ended December 31, 2010:

Month Placed			# of	Rentable
in Service	Property/Portfolio Name	Location	Buildings	Square Feet
Aug-10	IRS Philadelphia Campus	Philadelphia, PA	1	862,692
Aug-10	Cira South Garage	Philadelphia, PA	1	553,421
Apr-10	Radnor Corporate Center I	Radnor, PA	1	201,980
Jan-10	300 Delaware Avenue	Wilmington, DE	1	298,071

	Total Properties Placed in Service		4	1,916,164

As of December 31, 2010, two of our properties located in King of Prussia, Pennsylvania were undergoing demolition and the remaining land balances have been presented as land inventory in our consolidated balance sheets. We have determined that there was a change in the estimated useful lives of the buildings resulting from the ongoing demolition causing an acceleration of depreciation expense. During year ended December 31, 2010, we recognized the remaining net book value of the two buildings aggregating to $2.7 million as depreciation, with the land amounts of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.

Property Sales
We sold the following office properties during the year ended December 31, 2010:

Month of			# of	Rentable Square	Occupancy %	Sales
Sale	Property/Portfolio Name	Location	Bldgs.	Feet/ Acres	at Date of Sale	Price
						(in 000’s)
Dec-10	One and Two Greentree Centre, 8000 Lincoln Drive and Lake Center IV	Marlton, NJ	4	243,195	76.1%	$20,915
Nov-10	Spyglass Point	Austin, TX	1	58,576	100.0%	13,472
Sep-10	630 Clark Avenue	King of Prussia, PA	1	50,000	100.0%	3,610
Aug-10	479 Thomas Jones Way	Exton, PA	1	49,264	63.0%	3,780
Jan-10	1957 Westmoreland Plaza	Richmond, VA	1	121,815	0.0%	10,780

	Total Office Properties Sold		8	522,850		$52,557

Properties
As of December 31, 2010, we owned 208 office properties, 20 industrial facilities and four mixed-use properties that contain an aggregate of approximately 25.6 million net rentable square feet. The properties are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas, and Oakland, Concord, Carlsbad and Rancho Bernardo, California. As of December 31, 2010, the Properties were approximately 85.6% occupied by 1,368 tenants and had an average age of approximately 18.2 years. The office properties are primarily suburban office buildings containing an average of approximately 0.1 million net rentable square feet. The industrial and mixed-use properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.
As of December 31, 2010, we were proceeding on one garage redevelopment with total projected costs of $14.8 million, of which $0.8 million remained to be funded. The garage redevelopment project is expected to be completed in or around the fourth quarter of 2011.

The following table sets forth information with respect to our core properties at December 31, 2010:

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,262	99.2%	9,575	29.41
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	6,045	28.97
555 Lancaster Avenue		Radnor	PA	1973	241,778	99.0%	5,890	25.89
One Radnor Corporate Center		Radnor	PA	1998	201,980	90.8%	2,054	1.89
401 Plymouth Road		Plymouth Meeting	PA	2001	201,883	79.5%	5,087	33.36
101 West Elm Street		W. Conshohocken	PA	1999	175,009	95.1%	3,546	20.61
Four Radnor Corporate Center		Radnor	PA	1995	164,723	90.7%	3,507	25.60
Five Radnor Corporate Center		Radnor	PA	1998	164,655	100.0%	4,636	30.45
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	574	3.64
630 Allendale Road		King of Prussia	PA	2000	150,000	76.0%	3,198	23.30
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	87.8%	2,209	24.23
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	0.0%	1,913	—
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	3,049	29.61
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	100.0%	2,424	17.47
Three Radnor Corporate Center		Radnor	PA	1998	119,107	82.3%	2,504	29.12
101 Lindenwood Drive		Malvern	PA	1988	118,121	63.5%	1,186	19.14
300 Berwyn Park		Berwyn	PA	1989	106,038	87.8%	1,385	12.91
442 Creamery Way	(f)	Exton	PA	1991	104,500	100.0%	598	5.71
Two Radnor Corporate Center		Radnor	PA	1998	97,936	58.9%	1,272	24.15
301 Lindenwood Drive		Malvern	PA	1984	97,813	87.3%	1,692	21.07
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,176	27.15
555 Croton Road		King of Prussia	PA	1999	96,909	90.3%	2,324	30.54
500 North Gulph Road		King Of Prussia	PA	1979	93,082	84.3%	1,496	18.70
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	86.6%	1,454	24.35
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,152	79.6%	1,438	29.17
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,925	97.1%	2,040	27.91
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,681	83.3%	1,421	24.71
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	76.8%	1,232	21.43
1200 Swedesford Road		Berwyn	PA	1994	86,622	87.0%	1,366	29.41
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	89.4%	1,766	20.53
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,750	23.66
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	1,984	25.50
One Progress Drive		Horsham	PA	1986	79,204	100.0%	841	13.42
1060 First Avenue	(e)	King Of Prussia	PA	1987	77,718	100.0%	1,378	21.41
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	193	—
1040 First Avenue	(e)	King Of Prussia	PA	1985	75,488	78.6%	1,267	23.65
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,505	22.77
1020 First Avenue	(e)	King Of Prussia	PA	1984	74,556	100.0%	1,608	21.00
1000 First Avenue	(e)	King Of Prussia	PA	1980	74,139	88.9%	1,386	22.86
436 Creamery Way		Exton	PA	1991	72,300	100.0%	731	14.43
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	32.48

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
PENNSYLVANIA SUBURBS SEGMENT
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	25.86
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	1,670	26.85
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	412	9.76
575 East Swedesford Road		Wayne	PA	1985	66,265	100.0%	1,230	28.65
429 Creamery Way		Exton	PA	1996	63,420	83.9%	569	14.47
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	52.7%	827	6.89
925 Harvest Drive		Blue Bell	PA	1990	62,957	93.3%	913	19.08
980 Harvest Drive		Blue Bell	PA	1988	62,379	71.4%	966	20.15
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	20.29
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,880	33.65
1160 Swedesford Road		Berwyn	PA	1986	60,099	97.4%	1,385	26.68
100 Berwyn Park		Berwyn	PA	1986	57,731	91.7%	512	20.90
440 Creamery Way		Exton	PA	1991	57,218	100.0%	813	16.38
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	323	8.86
565 East Swedesford Road		Wayne	PA	1984	55,456	88.5%	911	19.85
650 Park Avenue		King Of Prussia	PA	1968	54,338	87.8%	727	17.33
910 Harvest Drive		Blue Bell	PA	1990	52,611	100.0%	1,040	20.71
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	1,014	21.94
920 Harvest Drive		Blue Bell	PA	1990	51,875	74.6%	822	21.54
486 Thomas Jones Way		Exton	PA	1990	51,372	70.9%	620	18.30
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,038	22.64
620 Allendale Road		King Of Prussia	PA	1961	50,000	67.0%	536	16.05
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,063	25.77
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	841	19.07
11 Campus Boulevard		Newtown Square	PA	1998	47,699	100.0%	1,256	25.90
456 Creamery Way		Exton	PA	1987	47,604	100.0%	371	9.31
585 East Swedesford Road		Wayne	PA	1998	43,683	100.0%	771	28.04
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	31.95
467 Creamery Way		Exton	PA	1988	42,000	100.0%	603	19.08
1336 Enterprise Drive		West Goshen	PA	1989	39,330	0.0%	518	—
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	545	16.75
412 Creamery Way		Exton	PA	1999	38,098	86.0%	671	26.54
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	790	23.90
457 Creamery Way		Exton	PA	1990	36,019	100.0%	401	15.29
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	456	17.75
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	794	23.81
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	100.0%	658	22.54
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	505	21.10
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	550	20.00
1700 Paoli Pike		Malvern	PA	2000	28,000	0.0%	—	—
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	76.0%	406	25.22
481 John Young Way		Exton	PA	1997	19,275	100.0%	483	26.59
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	363	21.51
200 Lindenwood Drive		Malvern	PA	1984	12,600	40.2%	36	6.45
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	198	19.49

SUBTOTAL/WEIGHTED AVG — PENNSYLVANIA SUBURBS SEGMENT					7,026,511	89.3%	128,471	21.34

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	93.8%	8,712	34.06
13820 Sunrise Valley Drive		Herndon	VA	2007	268,240	100.0%	9,085	31.76
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,024	31.19
2291 Wood Oak Drive		Herndon	VA	1999	230,389	98.8%	5,326	30.89
7101 Wisconsin Avenue		Bethesda	MD	1975	223,054	96.8%	6,864	32.60
1900 Gallows Road		Vienna	VA	1989	210,632	52.1%	3,283	28.27
3130 Fairview Park Drive		Falls Church	VA	1999	180,645	79.7%	5,014	33.66
3141 Fairview Park Drive		Falls Church	VA	1988	180,611	86.6%	4,401	28.24
2411 Dulles Corner Park		Herndon	VA	1990	180,510	98.7%	5,530	31.23
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	83.6%	4,873	33.43
1880 Campus Commons Drive		Reston	VA	1985	173,026	100.0%	3,069	10.47
2121 Cooperative Way		Herndon	VA	2000	161,275	83.5%	3,961	32.14
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	71.0%	3,165	28.97
8260 Greensboro Drive		McLean	VA	1980	158,961	77.5%	3,099	26.36
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,073	34.39
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	153,255	96.5%	3,971	26.85
13880 Dulles Corner Lane		Herndon	VA	1997	151,747	100.0%	4,678	36.45
8521 Leesburg Pike		Vienna	VA	1984	150,897	69.1%	2,751	27.48
2273 Research Boulevard		Rockville	MD	1999	147,689	98.4%	4,295	30.69
2275 Research Boulevard		Rockville	MD	1990	147,650	100.0%	4,127	29.95
2201 Cooperative Way		Herndon	VA	1990	138,806	85.7%	3,685	32.60
2277 Research Boulevard		Rockville	MD	1986	137,045	100.0%	3,360	29.24
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	130,935	93.3%	3,137	26.76
11720 Beltsville Drive		Beltsville	MD	1987	128,903	57.4%	1,776	23.73
13825 Sunrise Valley Drive		Herndon	VA	1989	104,150	12.4%	331	25.61
198 Van Buren Street		Herndon	VA	1996	98,934	100.0%	2,886	32.24
196 Van Buren Street		Herndon	VA	1991	97,781	78.9%	1,673	32.63
11700 Beltsville Drive		Beltsville	MD	1981	96,843	96.3%	2,150	22.90
11710 Beltsville Drive		Beltsville	MD	1987	81,281	89.2%	1,699	17.27
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	95.6%	1,438	28.43
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	140	27.60

SUBTOTAL/WEIGHTED AVG — METROPOLITAN WASHINGTON D.C. SEGMENT					4,857,171	87.7%	121,576	29.58

PHILADELPHIA CBD
1717 Arch Street	(d)	Philadelphia	PA	1990	1,029,413	67.2%	4,855	20.91
2970 Market Street		Philadelphia	PA	2010	862,692	100.0%	6,658	31.03
2929 Arch Street	(d)	Philadelphia	PA	2005	729,897	100.0%	24,406	35.41
100 North 18th Street	(e)	Philadelphia	PA	1988	706,288	93.7%	20,102	32.82
130 North 18th Street		Philadelphia	PA	1989	595,041	100.0%	12,800	28.95
2930 Chestnut Street	(d), (g)	Philadelphia	PA	2010	553,421	93.2%	—	11.84
Philadelphia Marine Center	(d), (g)	Philadelphia	PA	Various	181,900	100.0%	1,311	3.99

SUBTOTAL/WEIGHTED AVG — PHILADELPHIA CBD SEGMENT					4,658,652	91.0%	70,132	26.15

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
NEW JERSEY/DELAWARE SEGMENT
300 Delaware Avenue		Wilmington	DE	1989	298,071	74.7%	2,576	16.81
920 North King Street		Wilmington	DE	1989	203,328	96.7%	4,576	26.90
10000 Midlantic Drive		Mt. Laurel	NJ	1990	183,147	46.5%	2,056	25.27
1009 Lenox Drive		Lawrenceville	NJ	1989	180,734	88.5%	4,579	26.96
525 Lincoln Drive West		Marlton	NJ	1986	165,956	94.2%	2,829	24.68
Main Street — Plaza 1000		Voorhees	NJ	1988	162,364	33.0%	1,559	22.16
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,321	16.64
2000 Lenox Drive		Lawrenceville	NJ	2000	122,169	81.8%	2,560	27.12
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	91.2%	2,125	24.87
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	61.3%	1,041	23.20
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	88.8%	1,834	24.98
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	67.8%	1,806	26.77
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,552	28.75
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	44.7%	1,723	22.09
One Righter Parkway	(d)	Wilmington	DE	1989	104,761	82.3%	1,965	22.82
1000 Atrium Way		Mt. Laurel	NJ	1989	99,668	76.4%	1,430	22.58
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	80.4%	2,144	26.66
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	60.7%	986	14.31
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,278	50.9%	1,031	25.17
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	77.8%	966	25.26
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	77.2%	954	24.67
1200 Lenox Drive		Lawrenceville	NJ	2007	76,419	92.5%	1,327	29.30
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	91.1%	1,161	22.67
Three Greentree Centre		Marlton	NJ	1984	69,300	87.1%	1,250	24.50
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	20.32
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	74.2%	558	—
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	28.6%	707	19.72
100 Commerce Drive		Newark	DE	1989	62,787	81.4%	846	19.02
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	66.1%	761	23.24
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	89.2%	831	23.41
308 Harper Drive		Moorestown	NJ	1976	59,500	88.6%	367	13.94
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	83.5%	873	21.10
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	77.2%	729	24.23
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	75.5%	549	17.38
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	63.7%	517	23.00
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	95.3%	990	24.41
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	30.34
100 Lenox Drive		Lawrenceville	NJ	1991	50,942	100.0%	972	23.45
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	94.6%	220	4.62
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	602	21.39
Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	726	22.48
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	100.0%	643	23.82
Main Street — Piazza		Voorhees	NJ	1990	44,708	65.4%	521	21.05
30 Lake Center Drive		Marlton	NJ	1986	40,287	54.0%	377	20.60

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
NEW JERSEY/DELAWARE SEGMENT
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	68.1%	316	20.41
Two Eves Drive		Marlton	NJ	1987	37,532	89.8%	349	17.59
304 Harper Drive		Moorestown	NJ	1975	32,978	97.4%	472	22.39
Main Street — Promenade		Voorhees	NJ	1988	31,445	80.0%	318	16.64
Four B Eves Drive		Marlton	NJ	1987	27,011	100.0%	412	16.42
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	65.1%	171	17.97
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	100.0%	266	14.22
Four A Eves Drive		Marlton	NJ	1987	24,687	100.0%	319	16.85
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	111	4.65
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	157	7.56
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	76.3%	252	19.64
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	90.4%	181	18.48
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	24	5.00
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	174	56.41
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	—	—

SUBTOTAL/WEIGHTED AVG — NEW JERSEY/DELAWARE SEGMENT					4,476,160	78.7%	65,318	22.06

RICHMOND, VA SEGMENT
300 Arboretum Place		Richmond	VA	1988	212,228	92.8%	3,587	18.45
6800 Paragon Place		Richmond	VA	1986	144,722	76.1%	2,251	20.06
6802 Paragon Place		Richmond	VA	1989	143,717	90.4%	2,391	16.14
7501 Boulders View Drive		Richmond	VA	1990	136,641	94.0%	1,777	8.90
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	686	6.75
2100-2116 West Laburnam Avenue		Richmond	VA	1976	128,337	97.5%	1,762	14.81
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	2,569	22.41
1025 Boulders Parkway		Richmond	VA	1994	93,143	100.0%	1,789	18.94
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,860	74.5%	377	6.15
7401 Beaufont Springs Drive		Richmond	VA	1998	82,706	60.5%	1,074	20.09
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	100.0%	1,554	22.22
100 Gateway Centre Parkway		Richmond	VA	2001	74,991	72.0%	551	16.52
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,755	25.42
9011 Arboretum Parkway		Richmond	VA	1991	73,183	85.5%	1,121	19.24
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,867	100.0%	777	19.48
9100 Arboretum Parkway		Richmond	VA	1988	58,445	86.2%	884	16.92
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	821	16.81
4364 South Alston Avenue		Durham	NC	1985	56,601	100.0%	1,133	21.79
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	266	7.40
9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	721	15.41
9210 Arboretum Parkway		Richmond	VA	1988	48,012	84.6%	599	15.15
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	100.0%	235	7.63
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	237	6.74
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	100.0%	210	6.83
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	89.9%	204	7.98
2256 Dabney Road	(f)	Richmond	VA	1982	33,413	100.0%	233	8.63
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	287	11.37
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	297	11.68
9211 Arboretum Parkway		Richmond	VA	1991	30,791	13.3%	183	13.00
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	87.6%	189	8.66
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	57.6%	194	14.11
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	100.0%	115	8.14
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	139	12.04

SUBTOTAL/WEIGHTED AVG — RICHMOND, VA SEGMENT					2,363,091	90.5%	30,968	15.25

								Average
							Total Base Rent	Annualized
					Net	Percentage	for the Twelve	Rental Rate
				Year	Rentable	Leased as of	Months Ended	as of
				Built/	Square	December 31,	December 31,	December 31,
Property Name		Location	State	Renovated	Feet	2010 (a)	2010 (b) (000’s)	2010 (c)
AUSTIN, TX
1250 Capital of Texas Highway South		Austin	TX	1984	270,711	82.7%	2,945	21.60
1301 Mopac Expressway		Austin	TX	2001	222,580	99.8%	4,307	30.25
3711 South Mopac Expressway		Austin	TX	2007	205,195	97.7%	3,598	27.96
1601 Mopac Expressway		Austin	TX	2000	195,639	100.0%	2,962	26.29
1501 South Mopac Expressway		Austin	TX	1999	195,324	100.0%	2,560	23.22
1221 Mopac Expressway		Austin	TX	2001	173,302	99.0%	3,257	29.07

SUBTOTAL/WEIGHTED — AUSTIN, TX SEGMENT					1,262,751	95.8%	19,629	26.16

CALIFORNIA
155 Grand Avenue		Oakland	CA	1990	200,996	71.1%	3,932	29.35
2 Kaiser Land	(g)	Oakland	CA	N/A	—	—	—	—
Oakland Lot B	(g)	Oakland	CA	N/A	—	—	—	—
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	3,469	22.74
1200 Concord Avenue		Concord	CA	1984	175,103	100.0%	4,248	24.69
5780 & 5790 Fleet Street		Carlsbad	CA	1999	121,381	73.0%	2,087	25.25
5900 & 5950 La Place Court		Carlsbad	CA	1988	80,506	62.6%	1,395	25.21
16870 West Bernardo Drive		Rancho Bernardo	CA	2002	68,708	84.1%	1,282	31.99
5963 La Place Court		Carlsbad	CA	1987	61,587	56.0%	764	21.74
2035 Corte Del Nogal		Carlsbad	CA	1991	53,982	72.9%	623	17.45
5973 Avendia Encinas		Carlsbad	CA	1986	51,695	88.3%	1,087	16.30

SUBTOTAL/WEIGHTED — CALIFORNIA SEGMENT					989,111	81.8%	18,887	24.89

TOTAL CORE PORTFOLIO					25,633,447	87.6%	454,981	23.63

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2010 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2010 represents base rents earned during such period, excluding tenant reimbursements and deferred market rent adjustments, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)
“Average Annualized Rental Rate” is calculated as follows: (i) for office leases written on a triple net basis, the sum of the annualized contracted base rental rates payable for all space leased as of December 31, 2010 plus the prorata 2010 budgeted operating expense recoveries excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized contracted base rent payable for all space leased as of December 31, 2010. In both cases, the annualized rental rate is divided by the total square footage leased as of December 31, 2010 without giving effect to free rent or scheduled rent increases that would be taken into account under GAAP.

(d)	These properties are subject to a ground lease with a third party.

(e)
We hold our interest in Two Logan Square (100 North 18th Street) through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage with a third party. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.

(g)	These are mixed-use properties.
The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2010 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

				Final	Percentage
		Rentable	Final	Annualized	of Total Final
	Number of	Square	Annualized	Base Rent	Annualized
Year of	Leases	Footage	Base Rent	Per Square	Base Rent
Lease	Expiring	Subject to	Under	Foot Under	Under
Expiration	Within the	Expiring	Expiring	Expiring	Expiring	Cumulative
December 31,	Year	Leases	Leases (a)	Leases	Leases	Total
2011	324	2,210,359	$45,814,934	$20.73	8.8%	8.8%
2012	310	2,826,334	68,786,205	24.34	13.3%	22.1%
2013	218	2,344,110	46,837,279	19.98	9.0%	31.1%
2014	187	2,451,204	55,670,270	22.71	10.7%	41.9%
2015	187	2,485,688	56,156,913	22.59	10.8%	52.7%
2016	131	1,543,286	36,493,928	23.65	7.0%	59.8%
2017	85	2,111,282	56,838,758	26.92	11.0%	70.7%
2018	46	1,207,241	35,169,498	29.13	6.8%	77.5%
2019	35	932,710	32,894,121	35.27	6.3%	83.9%
2020	26	818,232	19,491,601	23.82	3.8%	87.6%
2021 and thereafter	47	3,009,356	64,224,192	21.34	12.4%	100.0%

	1,596	21,939,802	$518,377,699	$23.63	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2010, our Properties were leased to 1,368 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2010:

		Weighted				Percentage of
		Average	Aggregate	Percentage	Annualized	Aggregate
	Number	Remaining	Leased	of Aggregate	Base	Annualized
	of	Lease Term	Square	Leased	Rent (in	Base
Tenant Name (a)	Leases	in Months	Feet	Square Feet	000) (b)	Rent
General Services Administration — U.S. Govt.	14	201	1,551,557	7.1%	$29,477	6.4%
Northrop Grumman Corporation	6	59	471,789	2.2%	14,137	3.1%
Wells Fargo Bank, N.A.	14	70	477,900	2.2%	11,280	2.5%
Pepper Hamilton LLP	2	47	312,324	1.4%	10,960	2.4%
Time Warner Cable, Inc.	2	98	288,645	1.3%	9,007	2.0%
Lockheed Martin	8	33	556,584	2.5%	8,769	1.9%
Dechert LLP	1	106	218,565	1.0%	7,213	1.6%
KPMG, LLP	2	43	241,828	1.1%	7,160	1.6%
Lincoln National Management Co.	1	115	193,626	0.9%	6,085	1.3%
CA, Inc.	1	0	227,574	1.0%	5,772	1.3%
Blank Rome LLP	1	133	236,903	1.1%	5,613	1.2%
Hewlett Packard	2	66	141,339	0.6%	3,911	0.9%
Marsh USA, Inc.	2	31	128,090	0.6%	3,831	0.8%
Deltek Systems, Inc.	3	15	116,172	0.5%	3,790	0.8%
AT&T	4	95	124,603	0.6%	3,673	0.8%
Computer Sciences	5	39	226,637	1.0%	3,643	0.8%
Woodcock Washburn, LLC	1	132	109,323	0.5%	3,608	0.8%
United Healthcare Services	2	84	122,602	0.6%	3,499	0.8%
Scitor Corporation	1	18	109,736	0.5%	3,483	0.8%
Drinker Biddle & Reath LLP	1	42	209,584	1.0%	3,449	0.8%

Consolidated Total/Weighted Average	73	98	6,065,381	27.7%	$148,360	32.6%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2010 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures
As of December 31, 2010, we had an aggregate investment (net of returns of investment) of approximately $84.4 million in 17 unconsolidated Real Estate Ventures. We formed these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of December 31, 2010, 15 of the Real Estate Ventures owned 50 office buildings that contain an aggregate of approximately 6.5 million net rentable square feet, one Real Estate Venture owned three acres of undeveloped land, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
We account for our investments in these Real Estate Ventures using the equity method. Our ownership interests range from 3% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions, unless we have no intent or obligation to fund losses in which case our investment would not go below zero.
During November 2010, we acquired a 25% interest in two partnerships which own One and Two Commerce Square in Philadelphia, Pennsylvania. The other partner holds the remaining 75% interest in each of the two partnerships.
As of December 31, 2010, we had guaranteed repayment of approximately $0.7 million of loans for the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units or Class F (2010) of the Operating Partnership. On February 16, 2011, there were 691 holders of record of our common shares; 41 holders of record of the Class A units (in addition to Brandywine Realty Trust); and one holder of the Class F (2010) units. On February 23, 2011, the last reported sales price of the common shares on the NYSE was $11.92. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price	Share Price	Distributions
	High	Low	Paid During Quarter

First Quarter 2009	$7.36	$2.52	$0.30
Second Quarter 2009	$7.45	$2.91	$0.10
Third Quarter 2009	$11.46	$6.61	$0.10
Fourth Quarter 2009	$11.85	$9.48	$0.10
First Quarter 2010	$12.90	$10.29	$0.15
Second Quarter 2010	$13.36	$10.75	$0.15
Third Quarter 2010	$12.62	$10.00	$0.15
Fourth Quarter 2010	$12.99	$10.22	$0.15
For each quarter in 2010 and 2009, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
On December 2, 2010, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2011. Our Board of Trustees has adopted a dividend policy designed to match our distributions to our projected, normalized taxable income for 2011.
On June 30, 2010, we filed with the NYSE our annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that we were in compliance with all of the listing standards of the NYSE.

The following table provides information as of December 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	3,116,611	$14.56	6,742,239
Equity compensation plans not approved by security holders	—	—	—
Total	3,116,611	$14.56	6,742,239

(1)
Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to adoption of the 1997 Plan. In June 2010, our shareholders approved amendments to the 1997 Plan. The amendments, among other things, increased the number of common shares available for awards under the 1997 Plan by 6,000,000 (of which 3,600,000 are available solely for awards of options and share appreciation rights).

The following table presents information related to our common share repurchases during the year ended December. 31, 2010:

				Purchased as Part of	Shares that May Yet Be
	Total Number of		Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased		per Share	Plans or Programs	Plans or Programs (a)
					(in thousands)
January 1 to January 31	14,355	(b)	$11.42	—	539,200
February 1 to February 28	—			—	539,200
March 1 to March 31	4,846	(b)	12.30	—	539,200
April 1 to April 31	—			—	539,200
May 1 to May 31	—			—	539,200
June 1 to June 30	—			—	539,200
July 1 to July 31	—			—	539,200
August 1 to August 31	—			—	539,200
September 1 to September 31	—			—	539,200
October 1 to October 31	—			—	539,200
November 1 to November 31	—			—	539,200
December 1 to December 31	—			—	539,200

Total	19,201			—

(a)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

(b)
Represents common shares cancelled by the Parent Company upon vesting of restricted common shares previously awarded to Company employees in satisfaction of tax withholding obligations. Such shares do not impact the total number of shares that may yet be purchased under the share repurchase program.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2005 and ending December 31, 2010.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Brandywine Realty Trust	100.00	124.09	71.01	33.97	55.38	59.60
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12

Item 6.	Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2006, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2010 (a)	2009 (a)	2008 (a)	2007	2006

Operating Results
Total revenue	$566,897	$575,058	$580,932	$595,759	$542,999
Income (loss) from continuing operations	(29,638)	5,339	(662)	6,885	(40,003)
Net income (loss)	(17,606)	8,089	38,525	55,335	10,949
Income (loss) allocated to Common Shares	(25,578)	(245)	28,462	44,124	332
Income (loss) from continuing operations per Common Share
Basic	$(0.28)	$(0.02)	$(0.11)	$(0.03)	$(0.52)
Diluted	$(0.28)	$(0.02)	$(0.11)	$(0.03)	$(0.52)
Earnings per Common Share
Basic	$(0.19)	$—	$0.32	$0.50	$—
Diluted	$(0.19)	$—	$0.32	$0.50	$—
Cash distributions paid per Common Share	$0.60	$0.60	$1.76	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,201,410	$4,164,992	$4,191,367	$4,657,333	$4,739,726
Total assets	4,690,378	4,663,750	4,742,619	5,213,968	5,508,479
Total indebtedness	2,430,446	2,454,577	2,741,495	3,081,949	3,133,934
Total liabilities	2,712,604	2,742,010	3,020,121	3,363,759	3,462,272
Noncontrolling interest	128,272	38,308	52,961	84,076	123,630
Brandywine Realty Trust’s equity	1,849,502	1,883,432	1,669,537	1,766,133	1,922,577

Other Data
Cash flows from:
Operating activities	185,127	220,405	233,867	224,805	238,299
Investing activities	(171,936)	(102,549)	164,046	39,162	(912,813)
Financing activities	1,807	(120,213)	(399,589)	(283,746)	692,719

Property Data
Number of properties owned at year end	233	245	248	257	313
Net rentable square feet owned at year end	25,633	25,563	26,257	28,888	31,764

(a)
During 2010, we recorded depreciation expense of $1.2 million related to projects completed in prior years that were not closed out of our job cost system in a timely manner. This resulted in the understatement of depreciation and amortization expense in the prior years. During the years ended December 31, 2009 and 2008, depreciation expense was understated by $0.9 million and $0.2 million, respectively. The remaining difference relates to other prior years and was nominal. As these errors, both individually and in aggregate, were not material to prior years’ consolidated financial statements and the impact of correcting this error in the current year is not material to the our full year consolidated financial statements, we recorded the related adjustments in the current year.

Brandywine Operating Partnership, L.P.
(in thousands, except per common partnership unit data and number of properties)

Year Ended December 31,	2010 (a)	2009 (a)	2008 (a)	2007	2006

Operating Results
Total revenue	$566,897	$575,058	$580,932	$595,759	$542,999
Income (loss) from continuing operations	(29,638)	5,339	(662)	6,885	(40,003)
Net income	(17,606)	8,089	38,525	55,335	10,949
Income from continuing operations per Common Partnership Unit
Basic	$(0.28)	$(0.02)	$(0.11)	$(0.03)	$(0.52)
Diluted	$(0.28)	$(0.02)	$(0.11)	$(0.03)	$(0.52)
Earnings per Common Partnership Units
Basic	$(0.19)	$—	$0.32	$0.50	$0.02
Diluted	$(0.19)	$—	$0.32	$0.50	$0.02
Cash distributions paid per Common Partnership Unit	$0.60	$0.60	$1.76	$1.76	$1.76

Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,201,410	$4,164,992	$4,191,367	$4,657,333	$4,739,726
Total assets	4,690,378	4,663,750	4,742,619	5,213,968	5,508,479
Total indebtedness	2,430,446	2,454,577	2,741,495	3,081,949	3,133,935
Total liabilities	2,712,604	2,742,010	3,020,121	3,363,759	3,462,272
Redeemable limited partnership units	132,855	44,620	54,166	90,151	96,544
Non-controlling interest	—	65	—	28	34,414
Brandywine Operating Partnership’s equity	1,844,919	1,877,055	1,668,332	1,760,030	1,915,249

Other Data
Cash flows from:
Operating activities	185,127	220,405	233,867	224,805	238,299
Investing activities	(171,936)	(102,549)	164,046	39,162	(912,813)
Financing activities	1,807	(120,213)	(399,589)	(283,746)	692,719

Property Data
Number of properties owned at year end	233	245	248	257	313
Net rentable square feet owned at year end	25,663	25,563	26,257	28,888	31,764

(a)
During 2010, we recorded depreciation expense of $1.2 million related to projects completed in prior years that were not closed out of our job cost system in a timely manner. This resulted in the understatement of depreciation and amortization expense in the prior years. During the years ended December 31, 2009 and 2008, depreciation expense was understated by $0.9 million and $0.2 million, respectively. The remaining difference relates to other prior years and was nominal. As these errors, both individually and in aggregate, were not material to prior years’ consolidated financial statements and the impact of correcting this error in the current year is not material to the our full year consolidated financial statements, we recorded the related adjustments in the current year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.
OVERVIEW
As of December 31, 2010, we manage our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
In the U.S., market and economic conditions have been unprecedented and challenging, characterized by tighter credit conditions and slower growth. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
Real Estate Asset Valuation
General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Significantly challenging economic conditions in the U.S., declining demand for leased office, mixed use, or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our assets, including the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or fair value due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations would be negatively affected.

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
Tenant Rollover Risk:
We are subject to the risks that tenant leases, upon expiration, are not renewed, that space may not be relet; and that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 8.8% of our aggregate final annualized base rents as of December 31, 2010 (representing approximately 8.6% of the net rentable square feet of the properties) expire without penalty in 2011. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2010 was 65.9%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.2 million or 12.0% of total receivables (including accrued rent receivable) as of December 31, 2010 compared to $16.4 million or 14.3% of total receivables (including accrued rent receivable) as of December 31, 2009.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:
At December 31, 2010, we were redeveloping one garage project located in Philadelphia with total projected costs of $14.8 million of which $0.8 million then remained to be funded. In addition, we were completing the lease-up of five recently completed developments, aggregating 0.9 million square feet, for which we expect to spend an additional $14.2 million in 2011. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of December 31, 2010, we owned approximately 509 acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For the parcels of land that we ultimately develop, we will be subject to risks associated with development of this land including construction cost increases or overruns and construction delays, insufficient occupancy rates, building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.
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
Real Estate Investments
Real estate investments are carried at cost. We record acquisition of real estate investments under the acquisition method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 55 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. Capitalized costs include pre-construction costs essential to the development of the property, development and constructions costs, interest, property taxes, insurance, salaries and other project costs during the period of development. Estimates and judgments are required in determining when capitalization of certain costs such as interest should commence and cease. We expense routine repair and maintenance expenditures and capitalize those items that extend the useful lives of the underlying assets.

Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. This accounting standard requires significant use of judgments and estimates in determining its application. If the entity is not deemed to be a VIE, and we serve as the general partner within the entity, we evaluate to determine if our presumed control as the general partner is overcome by the “kick out” rights and other substantive participating rights of the limited partners in accordance with the same accounting standard.
We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs which we control through our general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We continuously assess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in original determinations.
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
Our Broadmoor Joint Venture owns an office park in Austin, Texas which is currently leased to a single tenant who is also a partner in the joint venture. The said tenant is also the owner of the land which the joint venture currently leases under an existing ground lease agreement. The office buildings’ lease renewals are currently under negotiation. Given the current circumstances, we have performed an impairment assessment of our investment in the venture using probability weighted scenarios that include varying outcomes. We believe that a market participant would assess the probabilities of these outcomes in the same fashion. In evaluating the scenarios, we have determined that the fair value of our investment marginally exceeded its carrying value and the investment is not impaired at December 31, 2010. However, given the lease has not yet been executed and the negotiations of specific terms of the lease are ongoing, the ultimate outcome is uncertain and could cause an impairment of our investment that could be material.
Impairment of Long-Lived Assets
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. There are also operating properties evaluated as they have been identified for potential sale. No impairment was determined; however, if actual cashflows or the estimated holding periods change, an impairment could be recorded in the future and it could be material. Although our strategy is generally to hold our properties over the long-term, we will dispose of properties to meet our liquidity needs or for other strategic needs. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If we determine that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair-value.

Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2010, we performed an impairment assessment of our land holdings as management determined that a sale scenario was the most likely source of future cash flows for certain of the land parcels aggregating to total cost of $15.7 million which is included in land inventory. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future, to determine whether an impairment was indicated. This estimate requires significant judgment. If our expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, our evaluation of impairment could be different and such differences could be material.
During our impairment review for 2010, we determined that no impairment charges were necessary. During the first quarter of 2009, we determined that one of our properties, during our testing for impairment under the held and used model, had a historical cost greater than the probability-weighted undiscounted cash flows. Accordingly, an impairment on the property of $3.7 million was recorded to reduce its carrying value to an amount equal to management’s estimate of the then current fair value. We sold this property in the second quarter of 2009. We also recorded a $6.85 million impairment charge on properties designated as held for sale at June 30, 2008, and sold these properties during the fourth quarter of 2008.
We also entered into development agreements related to our two parcels of land under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine development is not in our best economic interest and an extension of the development period cannot be negotiated, we will have to write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of December 31, 2010.
Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Parent Company has several subsidiary REITs. In order to continue to qualify as a REIT, the Parent Company and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to their stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Parent Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of their income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. The Parent Company and its REIT subsidiaries intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Parent Company or one of its REIT subsidiaries were to fail to meet these requirements, they would be subject to federal income tax.
The Parent Company may elect to treat one or more of its subsidiaries as a TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Parent Company has elected to treat certain of its corporate subsidiaries as TRSs; these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations. In these situations, we use our judgment, based on the facts and circumstances, and record a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect. These reserves are re-evaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. If the financial condition of our tenants were to deteriorate, additional allowances may be required. For accrued rent receivables, we consider the results of the evaluation of specific accounts as well as other factors including assigning risk factors to different industries based on our tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.
Deferred Costs
We incur direct costs related to the financing, development and leasing of our properties. Management exercises judgment in determining whether such costs, particularly internal costs, meet the criteria for capitalization or must be expensed. Capitalized financing fees are amortized over the related loan term on a basis that approximates the effective interest method while capitalized leasing costs are amortized over the related lease term. Management re-evaluates the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change.
Purchase Price Allocation
We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease (includes the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods.

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
In the event that a tenant terminates its lease prior to the end of the lease term, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 223 properties containing an aggregate of approximately 22.3 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2010 and 2009. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2010 and 2009) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2010 and 2009 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust and Brandywine Operating Partnership.

Comparison of twelve-months ended December 31, 2010 to the twelve-months ended December 31, 2009

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	(Decrease)

Revenue:
Cash rents	$425,787	$439,381	$(13,594)	$13,665	$9,202	$9,626	$3,985	$(2,544)	$4,839	$446,534	$457,407	$(10,873)
Straight-line rents	10,595	7,995	$2,600	1,954	810	1,125	(146)	—	33	13,674	8,692	4,982
Above/below market rent amortization	5,574	6,542	$(968)	417	508	—	(379)	—	—	5,991	6,671	(680)

Total rents	441,956	453,918	(11,962)	16,036	10,520	10,751	3,460	(2,544)	4,872	466,199	472,770	(6,571)
Tenant reimbursements	72,762	74,023	(1,261)	3,359	2,197	2,260	557	393	1,420	78,774	78,197	577
Termination fees	5,553	2,387	3,166	107	—	106	1,214	—	—	5,766	3,601	2,165
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	11,830	17,151	11,830	17,151	(5,321)
Other	2,555	1,913	642	539	188	15	125	1,219	1,113	4,328	3,339	989

Total revenue	522,826	532,241	(9,415)	20,041	12,905	13,132	5,356	10,898	24,556	566,897	575,058	(8,161)

Property operating expenses	165,283	160,917	4,366	9,853	5,927	3,137	1,813	(8,122)	(3,486)	170,151	165,171	4,980
Real estate taxes	50,189	54,074	(3,885)	2,840	1,235	550	526	865	1,258	54,444	57,093	(2,649)
Third party management expenses	—	—	—	—	—	—	—	5,866	7,996	5,866	7,996	(2,130)

Subtotal	307,354	317,250	(9,896)	7,348	5,743	9,445	3,017	12,289	18,788	336,436	344,798	(8,362)

General & administrative expenses	1	—	1	281	—	23	—	23,001	20,821	23,306	20,821	2,485
Depreciation and amortization	191,040	188,776	2,264	11,535	7,457	5,089	3,741	5,111	5,889	212,775	205,863	6,912

Operating Income (loss)	$116,313	$128,474	$(12,161)	$(4,468)	$(1,714)	$4,333	$(724)	$(15,823)	$(7,922)	$100,355	$118,114	$(17,759)

Number of properties	223	223		6	6	4	4			233	233
Square feet	22,282	22,282		1,734	1,734	1,618	1,618			25,634	25,634

Other Income (Expense):
Interest income										3,222	2,499	723
Interest expense										(132,640)	(135,740)	3,100
Interest expense — Deferred financing costs										(3,770)	(5,864)	2,094
Recognized hedge activity										—	(916)	916
Equity in income of real estate ventures										5,305	4,069	1,236
Gain (loss) on early extinguishment of debt										(2,110)	23,177	(25,287)

Income (loss) from continuing operations										(29,638)	5,339	(34,977)

Income from discontinued operations										12,032	2,750	9,282

Net Income										$(17,606)	$8,089	$(25,695)

Earnings per common share										$(0.19)	$0.00	$(0.19)

EXPLANATORY NOTES

(a)	- Results include: two development and two redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio decreased by $10.9 million from 2009 to 2010, primarily reflecting:
•	decrease of $13.6 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 320 basis points;

•
decrease of $7.3 million due to the deconsolidation of three of our real estate ventures as a result of the adoption of the new accounting standard for the consolidation of variable interest entities beginning January 1, 2010 during the first quarter of 2010. This standard does not require retrospective adoption;

•	decrease of $3.9 million of rental income due to the decrease in occupancy at three redevelopment properties that we recently placed in service; and

•
an offsetting increase of $13.9 million of rental income due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and the Cira South Garage during the third quarter of 2010.

Straight-line rents at the Total Portfolio increased by $5.0 million due to $1.1 million of straight-line rents from the acquisition of Three Logan Square during the third quarter of 2010. The remainder of the increase is due to leases that commenced during the year of 2010 with free rent periods at our same store properties and at one of our redevelopment properties.
Tenant reimbursements increased by $0.6 million from 2009 to 2010 primarily due to the significant number of leases which includes base year operating expense recovery calculations that reached their base year amounts quicker in 2010 than in 2009. Lease structure, the significant northeast snowfall expenses in the first quarter of 2010, as well as the deferral to later months and timing of the repairs and maintenance expenses in the second quarter of 2009, resulted in the base year leases achieving their base year amounts earlier in 2010 than in 2009. This is consistent with the increase in property operating expenses.
Termination fees at the Total Portfolio increased $2.2 million from 2009 to 2010 is mainly due to increased tenant move-outs during 2010 which is consistent with the decrease in occupancy noted above.
Third party management fees, labor reimbursement and leasing decreased by $5.3 million from 2009 to 2010 mainly due to the termination of third party management contracts during the course of 2009 totaling 4.3 million square feet. This is consistent with the decrease in third party management fees. This decrease was off-set by the Company no longer eliminating third party management fee income related to two of our real estate ventures of $0.4 million in 2010.
Other Income
Other Income increased by $1.0 million mainly as a result of additional construction management fee income of $0.5 million from our agreement with the GSA relating to the IRS Philadelphia Campus. In addition, we received $0.4 million of proceeds from bankruptcy settlements with two of our former tenants and $0.1 million from a new energy efficiency rebate program in 2010.
Property Operating Expenses
Property operating expenses increased by $5.0 million mainly due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and the Cira South Garage during the third quarter of 2010 totaling $5.3 million of additional expenses. In addition, we incurred higher snow removal and repairs and maintenance expenses totaling $2.1 million during 2010 compared to 2009. This net increase was off-set by a decrease of $2.7 million in bad debt expense during 2010 as compared to 2009.
Real Estate Taxes
Real estate taxes decreased by $2.6 million mainly due to lower taxes assessed on our properties during 2010 compared to 2009 and refunds related to prior years, offset by additional real estate taxes due to our acquisition of Three Logan Square during the third quarter of 2010.

General & Administrative Expenses
General and Administrative Expense increased by $2.5 million primarily due to:
•	an increase of $0.8 million in amortization of stock-based compensation as a result of stock option and restricted stock performance units granted in March 2010;

•	an increase of $1.4 million in salaries, bonus and recruiting fees due to new hires during 2010;

•	a $0.2 million one-time bonus payment made during 2010; and

•	a net increase of $0.1 million as a result of various corporate level expenses during 2010, none of which were individually significant;
Depreciation and Amortization Expense
Depreciation and amortization increased by $6.9 million from 2009 to 2010, primarily due to our depreciation and amortization expense on assets placed in service since 2009, particularly Three Logan Square and the IRS Philadelphia Campus which totaled $8.2 million of depreciation and amortization expense. During 2010, we also recorded $1.2 million of depreciation related to 2009 and prior years principally with respect to completed projects that were not closed out of our job cost system timely. This net increase was off-set by a decrease in depreciation and amortization expense from assets written-off related to early move-outs and fully amortized assets when comparing 2010 to 2009.
Provision for Impairment on Real Estate
During our first quarter 2009 impairment review, we determined that one of the properties tested for impairment under the held and used model had a historical cost greater than the probability weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount based on management’s estimate of its fair value.
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
Interest Expense
The decrease in interest expense of $3.1 million is primarily due to the following:
•
a decrease of $14.6 million resulting from our buybacks of various unsecured notes subsequent to 2009. The details of the various purchases completed during 2010 are noted in the (Loss) gain on early extinguishment of debt section below;

•	a decrease of $5.5 million resulting from the pay-off of an unsecured note at maturity during the fourth quarter of 2009;

•
a decrease of $0.4 million resulting from lower weighted average interest rates on our $183.0 million term loan and our three Preferred Trust borrowings. Such borrowings have variable interest rates and a portion of such borrowings are swaps which matured early in the quarters; and

•	an increase of $1.5 million in capitalized interest as a result of the increase in cumulative spending on development projects in 2010 compared to 2009.

The above described decrease of $22.0 million was offset by an increase of $14.3 million from the sale of $250.0 million of unsecured notes in the third quarter of 2009 and a net increase of $3.4 million resulting from a higher outstanding mortgage notes payable balance as of December 31, 2010 compared to December 31, 2009. We also had an increase of $0.5 million in interest expense related to the interest accretion of the Two Logan Square $2.9 million future liability (expected to be settled in 2019). In addition, there was an increase of $0.6 million in interest expense related to the estimated equity interest payments as a result of our partnership in the IRS Philadelphia Campus.
Deferred financing costs decreased by $2.1 million mainly due to the acceleration of such expenses incurred from greater debt repurchase activities during the 2009 compared to the 2010 offset by deferred financing costs amortized relating to the forward financing on the IRS Philadelphia Campus and Cira South Garage.
Recognized hedge activity
During 2009, we recorded a $1.1 million mark to market adjustment relating to two of our swaps that were applied to our September 2009 offering of $250.0 million 7.50% senior unsecured notes due 2015. The swaps no longer qualified for hedge accounting upon completion of this offering as the hedging relationship was terminated. Accordingly, the changes in the fair value of the swaps were reflected in our statement of operations until they were settled in cash in December 2009. We paid $5.1 million to terminate these swaps. We also recorded a net $0.1 million of income related to the write-off of AOCI and the ineffective portion of certain of our hedges.
Equity in income of real estate ventures
The increase in equity in income of real estate ventures of $1.2 million from 2009 to 2010 is mainly due to a distribution in 2010 of $0.6 million of sales proceeds that were held in escrow until resolution of certain contingencies arising from the sale of the property held by the Five Tower Bridge partnership. The remainder of the increase is the result of normal operating activities at the partnership level, and includes $0.1 million of preferred return pick-up from our ownership in a newly created real estate venture with Thomas Properties Group (Commerce Square).
Gain (loss) on early extinguishment of debt
During 2010, we repurchased (i) $68.1 million of our $345.0 million 3.875% Exchangeable Notes, (ii) $1.9 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $2.2 million. The net loss was off-set by a gain from the write-off of the remaining premium on the PMEC note at the time of pay-off of $0.1 million resulting in an aggregate net loss on early extinguishment of debt of $2.1 million.
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
Discontinued Operations
During 2010, we sold one property in Richmond, VA, one property in Exton, PA, one property in King of Prussia, PA, one property in Austin, TX, and four properties in Marlton, NJ. These properties had total revenue of $6.4 million, operating expenses of $3.3 million, depreciation and amortization expenses of $2.0 million and gain on sale of $11.0 million.
The December 31, 2009 amounts are reclassified to include the operations of the properties sold during the twelve months period ended December 31, 2010, as well as all properties that were sold through the year ended December 31, 2009. Therefore, the discontinued operations amount for the twelve-months period ended December 31, 2009 includes total revenue of $20.6 million, operating expenses of $10.6 million and depreciation and amortization expense of $4.9 million. During the 2009, we also recognized a provision for impairment of $3.7 million on a property that was sold during the second quarter of 2009.

Net Income
Net income decreased by $25.7 million from the twelve-month period ended December 31, 2009 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Earnings per Common Share
Loss per share (basic and diluted) were $0.19 for the twelve-month period ended December 31, 2010 as compared to loss per share of $0.00 for the twelve-month period ended December 31, 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the commencement of the continuous equity Offering Program in March 2010 and the result of the $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust and Brandywine Operating Partnership.

Comparison of twelve-months ended December 31, 2009 to the twelve-months ended December 31, 2008

				Acquired/Completed		Development/Redevelopment		Other/
	Same Store Property Portfolio			Properties		Properties (a)		(Eliminations) (b)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	2009	2008	2009	2008	(Decrease)

Revenue:
Cash rents	$445,370	$450,291	$(4,921)	$6,739	$902	$13,187	$12,156	$(2,413)	$(2,940)	$462,883	$460,409	$2,474
Straight-line rents	5,471	14,102	$(8,631)	2,567	322	664	1,123	—	—	8,702	15,547	(6,845)
Above/below market rent amortization	6,514	5,914	$600	—	—	129	1,342	—	—	6,643	7,256	(613)

Total rents	457,355	470,307	(12,952)	9,306	1,224	13,980	14,621	(2,413)	(2,940)	478,228	483,212	(4,984)
Tenant reimbursements	75,390	73,831	1,559	1,351	376	2,754	3,198	301	685	79,796	78,090	1,706
Termination fees	2,385	4,800	(2,415)	—	—	1,216	—	—	—	3,601	4,800	(1,199)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	17,151	20,401	17,151	20,401	(3,250)
Other	2,019	1,831	188	1	—	314	(6)	1,109	1,093	3,443	2,918	525

Total revenue	537,149	550,769	(13,620)	10,658	1,600	18,264	17,813	16,148	19,239	582,219	589,421	(7,202)

Property operating expenses	163,138	159,236	3,902	3,626	(737)	7,740	8,100	(6,345)	(5,829)	168,159	160,770	7,389
Real estate taxes	53,621	54,601	(980)	2,056	1,712	1,761	1,753	792	583	58,230	58,649	(419)
Third party management expenses	—	—	—	—	—	—	—	7,996	8,965	7,996	8,965	(969)

Subtotal	320,390	336,932	(16,542)	4,976	625	8,763	7,960	13,705	15,520	347,834	361,037	(13,203)

General & administrative expenses	—	—	—	—	—	—	—	20,821	23,002	20,821	23,002	(2,181)
Depreciation and amortization	189,020	190,584	(1,564)	5,145	872	11,198	6,680	3,227	3,907	208,590	202,043	6,547

Operating Income (loss)	$131,370	$146,348	$(14,978)	$(169)	$(247)	$(2,435)	$1,280	$(10,343)	$(11,389)	$118,423	$135,992	$(17,569)

Number of properties	232	232		4	4	9	9			245	245
Square feet	22,583	22,583		669	669	2,311	2,311			25,563	25,563

Other Income (Expense):
Interest income										2,499	1,839	660
Interest expense										(135,740)	(146,646)	10,906
Interest expense — Deferred financing costs										(5,864)	(5,450)	(414)
Recognized hedge activity										(916)	—	(916)
Equity in income of real estate ventures										4,069	8,447	(4,378)
Net (loss) gain on disposition of undepreciated assets										—	(24)	24
Provision for impairment on land inventory										—	(10,841)	10,841
Gain on early extinguishment of debt										23,177	18,105	5,072

Income (loss) from continuing operations										5,648	1,422	4,226

Income from discontinued operations										2,441	37,103	(34,662)

Net Income										$8,089	$38,525	$(30,436)

Earnings per common share										$—	$0.33	$(0.33)

EXPLANATORY NOTES

(a)	- Results include: two developments and three redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $2.5 million from 2008 to 2009, primarily reflecting:
1)	An additional $5.8 million from four development/redevelopment properties that we completed and placed in service subsequent to 2008.
2)	An additional $1.0 million of rental income due to increased occupancy at nine development/redevelopment properties in 2009 in comparison to 2008.
3)	The increase was offset by the decrease of $4.9 million of rental income at our Same Store properties from 2008 to 2009 due to a decrease in occupancy of 380 basis points.
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
Property Operating Expenses
Property operating expenses, including real estate taxes, at the Total Portfolio increased by $7.4 million due to increased repairs and maintenance expenses along with increased snow removal expenses during 2009 compared to 2008. We also incurred an additional $4.7 million of expenses from four properties that we completed and placed in service subsequent to 2008. These increases were offset by a decrease in the bad debt expense of $1.4 million from 2008 to 2009.
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
Interest Income/ Expense
Interest income increased by approximately $0.7 million, mainly due to the accretion of the $40.0 million non-interest bearing note receivable from the sale of the five Northern California properties in the fourth quarter of 2008. The note receivable was recorded at its present value on the date of sale of $37.1 million. During 2009, we recognized $1.6 million of interest income related to this note receivable and $0.2 million of interest income related to the $22.5 million note receivable from the sale of the two Trenton properties during the fourth quarter of 2009. During 2008, we recognized $0.4 million of interest income related to the note receivable from the sale of the five Northern California properties and $0.5 million of interest income received from a certificate of deposit investment.

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
As of December 31, 2010, the Parent Company owned a 93.1% interest in the Operating Partnership. The remaining 6.9% interest consists of common units of limited partnership interest owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
The Parent Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity Offering Program, under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013 in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the twelve months ended December 31, 2010. Through December 31, 2010, the Parent Company sold 5,742,268 shares under this program at an average sales price of $12.54 per share resulting in net proceeds of $70.8 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership.
On December 2, 2010, the Parent Company declared a distribution of $0.15 per common share, totaling $20.3 million, which it paid on January 20, 2011 to its shareholders of record as of January 6, 2011. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 18, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of December 31, 2010, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company’s Board of Trustees has not limited the duration of the program; however, it may be terminated at any time.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that has registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, the Company may offer and sell equity and debt securities from time to time under the shelf registration statement.
The Parent Company also guarantees the Operating Partnership’s secured and unsecured debt obligations which as of December 31, 2010, amounted to $712.2 million and $1,722.3 million, respectively. If the Operating Partnership were to fail to comply with its debt requirements, the Parent Company would be required to fulfill the Operating Partnership’s commitments under such guarantees. As of December 31, 2010, the Operating Partnership was in compliance with all of its debt covenants.
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. The Parent Company has historically satisfied this requirement.
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

LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP
General
The Operating Partnership’s principal liquidity needs for the next twelve months are as follows:
•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature,
•	fund current development and redevelopment costs, and
•	fund distributions to the Parent Company.
The Operating Partnership believes that with the uncertain economic conditions, it is likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2011 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under our Credit Facility and other debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash used to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development, and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in its cash provided by operations would affect the financial performance covenants under its Credit Facility, unsecured term loan and unsecured notes.
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
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership is proactively pursuing new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit markets. The following are the Operating Partnership’s significant activities during 2010 affecting its liquidity management:
•
From the inception of the Parent Company’s continuous equity Offering Program in March 2010 through December 31, 2010, the Parent Company had contributed $70.8 million in net proceeds from the sale of 5,742,268 common shares to the Operating Partnership in exchange for the issuance of 5,742,268 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes.

•
In June 2010, the Operating Partnership through one of its wholly owned TRS entities, received a $27.4 million contribution under the historic tax credit transaction entered into in 2008 with US Bancorp.

•
On August 5, 2010, the Operating Partnership issued 7,111,112 units of its newly-established Class F (2010) Units in connection with the acquisition of Three Logan Square. The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. They are also not convertible into the Parent Company’s common shares for that period. For purposes of computing the total purchase price of Three Logan Square, the Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 to reflect that these units do not begin to accrue a dividend prior to the first anniversary of their issuance.

•
On August 26, 2010, the Operating Partnership received $254.0 million of gross proceeds from a $256.5 million forward financing commitment that the Operating Partnership obtained on June 29, 2009. The Operating Partnership paid a $17.7 million commitment fee in connection with this commitment. The loan proceeds, together with the commitment fee, had been escrowed with an institutional trustee pending the completion of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The financing consists of two separate loans: $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage. The lender held back $2.5 million of the loan proceeds pending the completion of certain conditions related to the IRS Philadelphia Campus and the Cira South Garage. As of December 31, 2010, the Operating Partnership has received $2.1 million of the total amount held back. The loans are non-recourse and are secured by the IRS Philadelphia Campus and the Cira South Garage, respectively. The loans bear interest at 5.93% per annum with interest only through September 10, 2010 and thereafter require principal and interest monthly payments through its maturity in September 2030. The Operating Partnership used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.

The Operating Partnership uses multiple financing sources to fund its long-term capital needs. It uses its Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It will also consider other properties within its portfolio as necessary, where it may be in its best interest to obtain a secured mortgage.
The Operating Partnership’s ability to incur additional debt is dependent upon a number of factors, including its credit ratings, the value of its unencumbered assets, its degree of leverage and borrowing restrictions imposed by its current lenders. If more than one rating agency were to downgrade its credit rating, its access to capital in the unsecured debt market would be more limited and the interest rate under its existing Credit Facility and the term loan would increase.
The Operating Partnership’s ability to sell its limited partnership and preferred units is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Parent Company contributes the proceeds it receives from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership in accordance with the Operating Partnership’s partnership agreement. The Operating Partnership uses the net proceeds from the sales contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes. The Operating Partnership, from time to time, also issues its own partnership units as consideration for property acquisitions and developments as shown in one of the Operating Partnership’s activities during 2010 above
The Operating Partnership will also consider sales of selected Properties as another source of managing its liquidity. Asset sales during 2009 and through 2010 have been a source of cash. During 2010, it sold 8 properties containing 0.5 million in net rentable square feet for net cash proceeds of $50.1 million. Since mid-2007, the Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following summary discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2010 and 2009, the Operating Partnership maintained cash and cash equivalents of $16.6 million and $1.6 million, respectively. The following are the changes in cash flows from its activities for the years ended (in thousands):

Activity	2010	2009	2008
Operating	$185,127	$220,405	$233,867
Investing	(171,936)	(102,549)	164,046
Financing	1,807	(120,213)	(399,589)

Net cash flows	$14,998	$(2,357)	$(1,676)

The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $35.3 million in cash flows from operating activities of the Operating Partnership during the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily the result of the following:
•	a decrease in average occupancy from 89.3% during the year ended December 31, 2009 to 87.6% during the year ended December 31, 2010;
•	a decrease in the number of operating properties due to dispositions. We sold a total of eight properties during the year ended December 31, 2010;
•	timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
The net increase of $69.4 million in cash flows used in investing activities of the Operating Partnership during the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the following:
•	$50.7 million of net cash paid related to the acquisition of Three Logan Square ($50.3 million) and the parcel of land in Gibbsboro, New Jersey ($0.4 million);
•	a decrease in cash of $1.4 million due to the deconsolidation of variable interest entities;
•
receipt of funds placed in escrow during the last quarter of 2008 related to the Cira South Garage amounting to $31.4 million which was also used to finance the development of the Cira South Garage during the first quarter of 2009;

•	a decrease in net proceeds from sales of properties from $101.3 million during the year ended December 31, 2009 to $50.1 million during the year ended December 31, 2010;
•
a decrease in cash distributions from unconsolidated Real Estate Ventures of $10.9 million during the year ended December 31, 2010 compared to the year ended December 31, 2009. This was offset by the $9.8 million decrease in contributions made to unconsolidated Real Estate Ventures during the year ended December 31, 2010 compared to the year ended December 31, 2009;

•	advances made for purchase of tenant assets, net of repayment, amounting to $1.7 million; and
•	a $0.8 million loan was provided to an unconsolidated Real Estate Venture partner.
The net increase in cash used in investing activities was partially offset by the following transactions:
•	receipt of $40.0 million of proceeds from repayment of notes receivable; and
•	decreased capital expenditures for tenant and building improvements and leasing commissions by $28.9 million during the year ended December 31, 2010 compared to the year ended December 31, 2009.
The net decrease of $118.4 million in cash used in financing activities of the Operating Partnership during the year ended December 31, 2010 compared to the year ended December 31, 2009 is mainly due to the following:
•
an increase of $106.3 million in proceeds from mortgage notes payable during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the receipt of the $256.1 million from the forward financing entered into during 2009. In addition, repayments of mortgage notes payable decreased from $84.1 million during the year ended December 31, 2009 to $52.0 million during the year ended December 31, 2010;

•
a decrease in repayments of the Credit Facility and unsecured notes of $808.0 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, offset by the decrease in proceeds from the Credit Facility and unsecured term loan borrowings of $665.0 million;

•	net settlement of hedge transactions during the year ended December 31, 2009 amounting to $5.0 million; and
•
a decrease in debt financing costs of $24.0 million during the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the $17.7 million forward financing commitment fee paid in 2009.

The above described net decrease in cash used in financing activities was partially offset by the following transactions:
•
decrease in net proceeds received from the issuance of common shares of the Parent Company amounting to $171.5 million during the year ended December 31, 2010 compared to the year ended December 31, 2009; and

•
increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $70.6 million during the year ended December 31, 2009 to $89.0 during the year ended December 31, 2010.

Capitalization
Indebtedness
The Operating Partnership is the issuer of our unsecured notes and the Parent Company has fully and unconditionally guaranteed the payment of principal and interest on the notes. During the year ended December 31, 2010, the Operating Partnership repurchased $82.7 million of its unsecured Notes as summarized in the table below:

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$2,002	$1,942	$37	$3
2011 3.875% Notes (a)	68,741	68,125	1,762	281
2012 5.750% Notes	13,333	12,625	431	32

	$84,076	$82,692	$2,230	$316

(a)
On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

On August 26, 2010, the Operating Partnership received $254.0 million of gross proceeds from a $256.5 million forward financing commitment the Operating Partnership obtained on June 29, 2009. The Operating Partnership paid a $17.7 million commitment fee in connection with this commitment. The loan proceeds, together with the commitment fee, had been escrowed with an institutional trustee pending the completion of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The financing consists of two separate loans: $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage. The lender held back $2.5 million of the loan proceeds pending completion of certain conditions related to the IRS Philadelphia Campus and the Cira South Garage. As of December 31, 2010, the Operating Partnership has received $2.1 million of the amounts held back. The loans are non-recourse and are secured by the IRS Philadelphia Campus and the Cira South Garage, respectively. The loans bear interest at 5.93% with interest only through September 10, 2010 and thereafter require principal and interest monthly payments though its maturity in September 2030. The Operating Partnership used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.

As of December 31, 2010, the Operating Partnership had approximately $2.4 billion of outstanding indebtedness. The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$1,929,962	$2,246,375
Variable rate — unhedged	504,610	214,836

Total	$2,434,572	$2,461,211

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	79.3%	91.3%
Variable rate — unhedged	20.7%	8.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	6.4%	5.9%
Variable rate — unhedged	1.6%	2.6%
Total	5.4%	5.6%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by the Operating Partnership.
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
The interest rates incurred under our revolving Credit Facility and term loan are subject to modification depending on our rating status with qualified agencies.
As of December 31, 2010, the Operating Partnership had $183.0 million of borrowings and $11.2 million of letters of credit outstanding under the Credit Facility, leaving $405.8 million of unused availability. For the years ended December 31, 2010 and 2009, the Operating Partnership’s weighted average interest rates, including the effects of interest rate hedges discussed in Note 7 to the consolidated financial statements included herein, and including both the new Credit Facility and prior credit facility, were 1.03% and 2.08% per annum, respectively.
The Credit Facility contains financial and non-financial covenants, including covenants that relate to the Operating Partnership’s incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits the Operating Partnership to make distributions to the Parent Company based on the greater of (i) an amount required for the Parent Company to retain its qualification as a REIT and (ii) 95% of the Operating Partnership’s funds from operations. The Credit Facility also contains financial covenants that require the Operating Partnership to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. The Operating Partnership continuously monitors its compliance with the covenants. Certain of the covenants restrict the Operating Partnership’s ability to obtain alternative sources of capital. The Operating Partnership was in compliance with all covenants as of December 31, 2010.
The indenture under which the Operating Partnership issued its unsecured Notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2010.
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
As of December 31, 2010, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. See Item 2. Properties — Real Estate Ventures. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On December 2, 2010, the Operating Partnership declared a distribution of $0.15 per Class A common unit, totaling $20.3 million, which was paid on January 20, 2011 to unitholders of record as of January 6, 2011.
On December 2, 2010, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of December 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 18, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $0.1 million, respectively.
From the inception of the Offering Program in March 2010 through December 31, 2010, the Parent Company contributed net proceeds of $70.8 million from the sale of 5,742,268 shares to the Operating Partnership in exchange for the issuance of 5,742,268 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to reduce borrowings under the Credit Facility and for general corporate purposes.
On August 5, 2010, the Operating Partnership issued 7,111,112 Class F (2010) units as part of its consideration for the acquisition of Three Logan Square. The Class F (2010) units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 to reflect that these units do not begin to accrue a dividend prior to the first anniversary of their issuance. The Class F (2010) units are subject to redemption at the option of holder after August 5, 2011. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one Parent Company common share (based on the five-day trading average ending on the date of the redemption) or for one Parent Company common share. The Class F (2010) units do not begin to accrue dividends and are not entitled to income or loss allocations prior to August 5, 2011. Thereafter, the Class F (2010) units will receive the same dividend that the Parent Company pays on its common shares.
The Parent Company did not purchase any shares during the year ended December 31, 2010 and accordingly, during the year ended December 31, 2010, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
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

Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions to the Parent Company required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of December 31, 2010, the Operating Partnership has $1,722.3 million of unsecured debt and $712.2 million of mortgage debt of which $425.8 million and $128.5 million, respectively, are scheduled to mature through December 2011. The Operating Partnership extended the maturity date of the $183.0 million Term Loan from October 18, 2010 to June 29, 2011. The Operating Partnership may extend the maturity dates of the Credit Facility and the term loan to June 29, 2012. For the remaining debt maturities, the Operating Partnership expects to have sufficient capacity under its Credit Facility but it will also evaluate other listed sources to fund these maturities.
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

Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of December 31, 2010.

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$712,246	$128,544	$112,973	$113,357	$357,372
Revolving credit facility	183,000	183,000	—	—	—
Unsecured term loan	183,000	183,000	—	—	—
Unsecured debt (a)	1,356,326	—	175,200	742,681	438,445
Ground leases (b)	298,712	1,818	5,545	5,727	285,622
Interest expense (d)	684,842	122,031	204,038	191,426	167,347
Development contracts (c)	5,519	5,519	—	—	—
Other liabilities	9,221	—	—	—	9,221

	$3,432,866	$623,912	$497,756	$1,053,191	$1,258,007

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with the acquisition of Three Logan Square as the amounts cannot be determined at this time as discussed below.

(c)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred. to be incurred for such developments

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2010 interest rates.
The Operating Partnership has ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease will end. After the initial term, the Operating Partnership has the option to renew the lease until 2091. The Operating Partnership also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at that time until 2042 and at fair market value until 2091. The Operating Partnership believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate $27.4 million. The Operating Partnership has not included the amounts in the table above since such amounts are not fixed and determinable.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired interest in Two Logan Square, a 706,288 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages is the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2010, the Operating Partnership has a balance of $1.2 million for this liability in its consolidated balance sheet.
The Operating Partnership has been audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Operating Partnership received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership intends to appeal the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Operating Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.

As part of the Operating Partnership’s 2006 Prentiss acquisition and the TRC acquisition in 2004, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2010, its consolidated debt consisted of $652.2 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in borrowings under its Credit Facility, $183.0 million borrowings in an unsecured term loan and $1,356.3 million in unsecured notes (before reduction of discounts) of which $1,277.7 million are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2010, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.3 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, including the Notes, of approximately $12.7 million at December 31, 2010.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. All of the Operating Partnership’s interest rate swap agreements matured on October 18, 2010.
The total carrying value of the Operating Partnership’s variable rate debt was approximately $444.6 million and $353.6 million at December 31, 2010 and December 31, 2009, respectively. The total fair value of the Operating Partnership’s debt was approximately $432.6 million and $341.2 million at December 31, 2010 and December 31, 2009, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $4.4 million at December 31, 2010, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $1.5 million at December 31, 2009.

If market rates of interest were to increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $33.4 million. If market rates of interest were to decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $36.5 million.
At December 31, 2010, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $444.6 million. At December 31, 2010, the interest rate on its variable rate debt was approximately 1.1%. If market interest rates on its variable rate debt change by 100 basis points, total interest expense would change by approximately $1.1 million for the year ended December 31, 2010.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions the Operating Partnership may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its applicable financial instruments or structure.

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
Controls and Procedures (Parent Company)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the principal executive officer and the principal financial officer of the Parent Company concluded that the Parent Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The management of the Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the its internal control over financial reporting was effective as of December 31, 2010.

Management of the Parent Company has excluded Three Logan Square from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Parent Company in a purchase business combination during 2010. Three Logan Square is a wholly-owned property of the Parent Company whose total assets and total revenue represent, 2.7% and 1.3%, respectively, of the Parent Company’s consolidated financial statement amounts as of and for the year ended December 31, 2010.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Parent Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.
Controls and Procedures (Operating Partnership)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the principal executive officer and the principal financial officer of Operating Partnership concluded that the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the its internal control over financial reporting was effective as of December 31, 2010.
Management of the Operating Partnership has excluded Three Logan Square from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Operating Partnership in a purchase business combination during 2010. Three Logan Square is a wholly-owned property of the Operating Partnership whose total assets and total revenue represent, 2.7% and 1.3%, respectively, of the Operating Partnership’s consolidated financial statement amounts as of and for the year ended December 31, 2010.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Changes in Internal Control over Financial Reporting.
There have not been any changes in the Operating Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
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

Exhibits No.	Description
3.1.16
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.18
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.19
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20
Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.21
Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22
Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23
Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.24
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.25
Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.26
Sixteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 9, 2010 and incorporated herein by reference)

3.1.27	List of partners of Brandywine Operating Partnership, L.P.

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 4, 2010 and incorporated herein by reference)

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

4.6
Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.7	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.8
Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.9
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

10.13
Sales Agency Financing Agreement dated as of March 10, 2010 with BNY Mellon Capital Markets, LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2010 and incorporated herein by reference)

Exhibits No.	Description
10.14
Sales Agency Financing Agreement dated as of March 10, 2010 with Citigroup Global Markets Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.15
Sales Agency Financing Agreement dated as of March 10, 2010 with Deutsche Bank Securities Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.16	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 9, 2010 and incorporated herein by reference)

10.17
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.18
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective June 2, 2010)** (previously filed as an exhibit to Brandywine Realty Trust’s Registration Statement on Form S-8, File No. 333-167266 and incorporated herein by reference)

10.19
Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.20
Amended and Restated Executive Deferred Compensation Plan effective January 1, 2009** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference)

10.21	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.22	Performance Share Award to Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.23	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.24
Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.25	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

10.26
Form of Performance Share Award to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.27
Form of Performance Share Award to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.28
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

Exhibits No.	Description
10.32	Form of Restricted Share Award for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.33
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.34	2009-2011 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.35	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.36	Forms of Incentive Stock Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.37
Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.38
Employment Agreement dated February 3, 2010 with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.39	Form of Restricted Share Award (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.40
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.41
Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.42
Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.43	2010-2012 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.44
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

14.1	Code of Business Conduct and Ethics** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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
Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	February 25, 2011

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 25, 2011

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ D. Pike Aloian D. Pike Aloian	Trustee	February 25, 2011

/s/ Wyche Fowler Wyche Fowler	Trustee	February 25, 2011

/s/ Michael J. Joyce Michael J. Joyce	Trustee	February 25, 2011

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	February 25, 2011

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	February 25, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
By:	Brandywine Realty Trust, its General Partner

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer
Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio Walter D’Alessio	Chairman of the Board and Trustee	February 25, 2011

/s/ Gerard H. Sweeney Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 25, 2011

/s/ Howard M. Sipzner Howard M. Sipzner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ Gabriel J. Mainardi Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

/s/ D. Pike Aloian D. Pike Aloian	Trustee	February 25, 2011

/s/ Wyche Fowler Wyche Fowler	Trustee	February 25, 2011

/s/ Michael J. Joyce Michael J. Joyce	Trustee	February 25, 2011

/s/ Anthony A. Nichols, Sr. Anthony A. Nichols, Sr.	Trustee	February 25, 2011

/s/ Charles P. Pizzi Charles P. Pizzi	Trustee	February 25, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Three Logan Square from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Three Logan Square from our audit of internal control over financial reporting. Three Logan Square is a wholly-owned property whose total assets and total revenue represent 2.7% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Three Logan Square from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Partnership in a purchase business combination during 2010. We have also excluded Three Logan Square from our audit of internal control over financial reporting. Three Logan Square is a wholly-owned property whose total assets and total revenue represent 2.7% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2011

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31,	December 31,
	2010	2009
ASSETS
Real estate investments:
Rental properties	$4,834,111	$4,512,618
Accumulated depreciation	(776,078)	(716,956)

Operating real estate investments, net	4,058,033	3,795,662
Construction-in-progress	33,322	271,962
Land inventory	110,055	97,368

Total real estate investments, net	4,201,410	4,164,992

Cash and cash equivalents	16,565	1,567
Accounts receivable, net	16,009	10,934
Accrued rent receivable, net	95,541	87,173
Investment in real estate ventures, at equity	84,372	75,458
Deferred costs, net	106,117	106,097
Intangible assets, net	97,462	105,163
Notes receivable	18,205	59,008
Other assets	54,697	53,358

Total assets	$4,690,378	$4,663,750

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$711,789	$551,720
Borrowing under credit facilities	183,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,352,657	1,627,857
Accounts payable and accrued expenses	72,235	88,599
Distributions payable	22,623	21,799
Deferred income, gains and rent	121,552	103,367
Acquired lease intangibles, net	29,233	37,087
Other liabilities	36,515	36,581

Total liabilities	2,712,604	2,742,010
Commitments and contingencies (Note 22)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 134,601,796 and 128,849,176 issued in 2010 and 2009, respectively and 134,485,117 and 128,597,412 outstanding in 2010 and 2009, respectively	1,343	1,286
Additional paid-in capital	2,671,217	2,610,421
Deferred compensation payable in common stock	5,774	5,549
Common shares in treasury, at cost, 116,679 and 251,764 in 2010 and 2009, respectively	(3,074)	(7,205)
Common shares in grantor trust, 291,281 in 2010 and 255,700 in 2009	(5,774)	(5,549)
Cumulative earnings	483,439	501,384
Accumulated other comprehensive loss	(1,945)	(9,138)
Cumulative distributions	(1,301,521)	(1,213,359)

Total Brandywine Realty Trust’s equity	1,849,502	1,883,432
Non-controlling interests	128,272	38,308

Total equity	1,977,774	1,921,740

Total liabilities and equity	$4,690,378	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2010	2009	2008
Revenue:
Rents	$466,199	$472,770	$476,249
Tenant reimbursements	78,774	78,197	76,617
Termination fees	5,766	3,601	4,800
Third party management fees, labor reimbursement and leasing	11,830	17,151	20,401
Other	4,328	3,339	2,865

Total revenue	566,897	575,058	580,932

Operating Expenses:
Property operating expenses	170,151	165,171	158,073
Real estate taxes	54,444	57,093	57,561
Third party management expenses	5,866	7,996	8,965
Depreciation and amortization	212,775	205,863	199,447
General and administrative expenses	23,306	20,821	23,002
Provision for impairment on land inventory	—	—	10,841

Total operating expenses	466,542	456,944	457,889

Operating income	100,355	118,114	123,043
Other Income (Expense):
Interest income	3,222	2,499	1,839
Interest expense	(132,640)	(135,740)	(146,646)
Interest expense — amortization of deferred financing costs	(3,770)	(5,864)	(5,450)
Recognized hedge activity	—	(916)	—
Equity in income of real estate ventures	5,305	4,069	8,447
(Loss) gain on early extinguishment of debt	(2,110)	23,177	18,105

Income (loss) from continuing operations	(29,638)	5,339	(662)
Discontinued operations:
Income from discontinued operations	1,021	5,212	17,564
Net (loss) gain on disposition of discontinued operations	11,011	1,238	28,473
Provision for impairment	—	(3,700)	(6,850)

Total discontinued operations	12,032	2,750	39,187

Net income (loss)	(17,606)	8,089	38,525
Net (income) loss from discontinued operations attributable to non- controlling interests — LP units	(255)	(45)	(1,478)
Net income attributable to non-controlling interests — partners’ share of consolidated real estate ventures	—	(30)	(127)
Net (income) loss from continuing operations attributable to non-controlling interests — LP units	787	12	297

Net (income) loss attributable to non-controlling interests	532	(63)	(1,308)

Net income (loss) attributable to Brandywine Realty Trust	(17,074)	8,026	37,217
Distribution to Preferred Shares	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted shareholders	(512)	(279)	(763)

Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(25,578)	$(245)	$28,462

Basic earnings per Common Share:
Continuing operations	$(0.28)	$(0.02)	$(0.11)
Discontinued operations	0.09	0.02	0.43

	$(0.19)	$—	$0.32

Diluted earnings per Common Share:
Continuing operations	$(0.28)	(0.02)	$(0.11)
Discontinued operations	0.09	0.02	0.43

	$(0.19)	$—	$0.32

Basic weighted average shares outstanding	131,743,275	111,898,045	87,574,423

Diluted weighted average shares outstanding	131,743,275	113,251,291	87,583,163

Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(28,851)	$5,321	$(492)
Income (loss) from discontinued operations	11,777	2,705	37,709

Net income (loss)	$(17,074)	$8,026	$37,217

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2010	2009	2008

Net income (loss)	$(17,606)	$8,089	$38,525

Comprehensive income:
Unrealized gain on derivative financial instruments	7,320	7,395	(15,288)
Ineffectiveness of the hedges	—	(125)	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	28	(184)	(80)
Unrealized gain (loss) on available-for-sale securities	—	—	248

Total comprehensive income	7,348	7,086	(15,120)

Comprehensive income (loss)	(10,258)	15,175	23,405

Comprehensive (income) loss attributable to non-controlling interest	377	(63)	(1,308)

Comprehensive income (loss) attributable to Brandywine Realty Trust	$(9,881)	$15,112	$22,097

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except number of shares)

							Number of Rabbi	Common Shares of			Deferred			Accumulated
	Number of	Par Value of	Number of	Par Value of			Trust/Deferred	Brandywine Realty			Compensation			Other
	Preferred C	Preferred C	Preferred D	Preferred D	Number of	Number of	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares in	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Shares	Shares	Shares	Shares	Common Shares	Treasury Shares	Shares	interest	Capital	Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2007	2,000,000	$20	2,300,000	$23	88,614,322	1,599,637	171,650	$870	$2,348,153	$(53,449)	$5,651	$(5,651)	$472,055	$(1,885)	$(999,654)	$84,076	$1,850,209

Net income													37,216			1,309	38,525
Comprehensive income														(15,120)			(15,120)
Vesting of Restricted Stock						(77,191)	9,895		(912)	2,582	167	(167)	(1,344)				326
Restricted Stock Amortization									2,884								2,884
Conversion of LP units to Common Shares						(1,021,608)		10		35,052			(8,322)			(27,059)	(319)
Share Cancellation/Forfeiture					(4,269)	150	(1,524)	2	(33)		(47)	47					(31)
Share Issuance from/to Deferred Compensation Plan						(44,286)	33,663			1,502	468	(468)	(792)				710
Share Choice Plan Issuance									(49)								(49)
Stock Option Amortization									336								336
Outperformance Plan Amortization									989								989
Trustee Fees Paid in Shares						(5,586)	2,058		60	192	35	(35)	(97)				155
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($1.76 per share)															(142,760)	(5,365)	(148,125)

BALANCE, December 31, 2008	2,000,000	$20	2,300,000	$23	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498

Net income													8,026			63	8,089
Comprehensive income														7,376		(290)	7,086
Issuance of Common Shares of Beneficial Interest					40,250,000			403	241,920								242,323
Bonus Share Issuance						(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock						(86,172)	8,971	2	(852)	2,960	56	(56)	(2,322)				(212)
Restricted Stock Amortization									3,286								3,286
Restricted Performance Units Amortization									288								288
Conversion of LP Units to Common Shares						(7,513)				432			(178)			(254)	—
Share Issuance from/to Deferred Compensation Plan					(3,796)	(54,854)	26,092		(29)	1,830	(816)	816	(1,670)				131
Share Choice Plan Issuance					(7,081)			(1)	(45)								(46)
Stock Option Amortization									602								602
Outperformance Plan Amortization									927								927
Trustee Fees Paid in Shares						(13,987)	4,895			466	35	(35)	(314)				152
Other — consolidated real estate ventures																34	34
Other activity									187					491			678
Adjustment for Non-controlling Interest									12,709				231			(12,940)	—
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($0.45 per share)															(54,961)	(1,266)	(56,227)

BALANCE, December 31, 2009	2,000,000	$20	2,300,000	$23	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss													(17,074)			(532)	(17,606)
Comprehensive income														7,193		155	7,348
Issuance of Common Shares of Beneficial Interest					5,742,268			57	71,924								71,981
Equity issuance costs									(1,214)								(1,214)
Issuance of LP Units																77,732	77,732
Bonus Share Issuance						(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock						(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization									3,483								3,483
Restricted Performance Units Amortization									965								965
Conversion of LP Units to Common Shares						(17,468)				732			(266)			(466)	—
Share Issuance from/to Deferred Compensation Plan					(2,409)		(9,035)				(282)	282					—
Stock Option Amortization									1,131								1,131
Outperformance Plan Amortization									380								380
Trustee Fees Paid in Shares						(8,412)	3,020			224	35	(35)	(125)				99
Exercise of Options					12,761				37								37
Adjustment to Non-controlling Interest									(14,796)							14,796	—
Cumulative Effect of Accounting Change for Variable Interest Entities													1,439			(38)	1,401
Preferred Share distributions															(7,992)		(7,992)
Distributions declared ($0.60 per share)															(80,170)	(1,683)	(81,853)

BALANCE, December 31, 2010	2,000,000	$20	2,300,000	$23	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(17,606)	$8,089	$38,525
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	163,169	160,039	158,234
Amortization:
Deferred financing costs	3,770	5,864	5,450
Amortization of debt discount/(premium), net	831	3,495	6,843
Deferred leasing costs	21,516	18,037	16,561
Acquired above (below) market leases, net	(5,960)	(6,661)	(8,104)
Assumed lease intangibles	30,091	32,387	40,663
Deferred compensation costs	4,814	5,200	4,522
Recognized hedge activity	—	916	—
Straight-line rent income	(13,705)	(9,116)	(16,543)
Straight-line ground rent expense	1,647	1,473	1,519
Provision for doubtful accounts	2,479	5,371	6,769
Provision for impairment on land inventory	—	—	10,841
Provision for impairment on discontinued operations	—	3,700	6,850
Real estate venture income in excess of cumulative distributions	(4,648)	(2,512)	(808)
Net loss (gain) on sale of interests in real estate	(11,011)	(1,237)	(28,473)
Loss (gain) on early extinguishment of debt	2,110	(23,176)	(18,105)
Cumulative interest accretion of repayments of unsecured notes	(3,433)	(5,009)	(435)
Contributions from historic tax credit transaction, net of deferred costs	27,396	23,763	7,952
Contributions from new market tax credit transaction, net of deferred costs	—	—	8,965
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,173)	3,746	(1,631)
Other assets	(2,782)	2,373	3,683
Accounts payable and accrued expenses	(7,980)	(10,067)	2,491
Deferred income, gains and rents	(6,412)	3,059	(1,164)
Other liabilities	5,014	671	(10,738)

Net cash from operating activities	185,127	220,405	233,867
Cash flows from investing activities:
Acquisition of properties	(50,681)	—	—
Sales of properties, net	50,089	101,305	370,087
Proceeds from repayment of mortgage notes receivable	40,000	—	—
Capital expenditures	(180,943)	(211,892)	(146,583)
Advances for purchase of tenant assets, net of repayments	(1,715)	—	—
Loan provided to an unconsolidated Real Estate Venture partner	(826)	—	—
Investment in unconsolidated Real Estate Ventures	(5,180)	(14,980)	(934)
Escrowed cash	—	31,385	(31,385)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,205	13,062	2,311
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—	—
Leasing costs	(23,503)	(21,429)	(29,450)

Net cash used in investing activities	(171,936)	(102,549)	164,046
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	565,000	983,000	514,000
Repayments of Credit Facility borrowings	(474,000)	(1,044,000)	(491,727)
Proceeds from mortgage notes payable	256,104	149,800	—
Repayments of mortgage notes payable	(51,966)	(84,102)	(25,155)
Proceeds from unsecured term loan	—	—	33,000
Proceeds from unsecured notes	—	247,030	—
Repayments of unsecured notes	(276,270)	(514,004)	(260,088)
Net settlement of hedge transactions	—	(5,044)	—
Debt financing costs	(595)	(24,620)	(278)
Refund of deferred financing costs related to forward commitment	1,659	—	—
Net proceeds from issuance of shares	70,867	242,332	—
Exercise of stock options	37	—	—
Distributions paid to shareholders	(87,345)	(68,914)	(162,882)
Distributions to noncontrolling interest	(1,684)	(1,691)	(6,459)

Net cash from (used in) financing activities	1,807	(120,213)	(399,589)

Increase (decrease) in cash and cash equivalents	14,998	(2,357)	(1,676)
Cash and cash equivalents at beginning of period	1,567	3,924	5,600

Cash and cash equivalents at end of period	$16,565	$1,567	$3,924

	Years ended December 31,
	2010	2009	2008
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2010 2009 and 2008 of $10,385, $8,893 and $16,746, respectively	$135,206	$139,636	$178,725
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	—	—	37,100
Note receivable issued related to the sale of the two Trenton properties, net of $12.9 million deferred gain	—	9,600	—
Settlement of note receivable through foreclosure of a parcel of land	(2,795)	—	—
Debt assumed by the purchaser in the Northern California transaction	—	—	95,300
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	396	—	—
Change in capital expenditures financed through accounts payable at period end	(5,126)	7,086	9,029
Change in capital expenditures financed through retention payable at period end	(2,066)	5,862	(928)
Change in unfunded tenant allowance	—	5,986	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	(42,877)	—	—
Change in non-controlling interest from issuance of limited partnership units (see Note 3)	77,733	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31,	December 31,
	2010	2009
ASSETS
Real estate investments:
Operating properties	$4,834,111	$4,512,618
Accumulated depreciation	(776,078)	(716,956)

Operating real estate investments, net	4,058,033	3,795,662
Construction-in-progress	33,322	271,962
Land inventory	110,055	97,368

Total real estate investments, net	4,201,410	4,164,992

Cash and cash equivalents	16,565	1,567
Accounts receivable, net	16,009	10,934
Accrued rent receivable, net	95,541	87,173
Investment in real estate ventures, at equity	84,372	75,458
Deferred costs, net	106,117	106,097
Intangible assets, net	97,462	105,163
Notes receivable	18,205	59,008
Other assets	54,697	53,358

Total assets	$4,690,378	$4,663,750

LIABILITIES AND EQUITY
Mortgage notes payable	$711,789	$551,720
Borrowing under credit facilities	183,000	92,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,352,657	1,627,857
Accounts payable and accrued expenses	72,235	88,599
Distributions payable	22,623	21,799
Deferred income, gains and rent	121,552	103,367
Acquired lease intangibles, net	29,233	37,087
Other liabilities	36,515	36,581

Total liabilities	2,712,604	2,742,010

Commitments and contingencies (Note 22)
Redeemable limited partnership units at redemption value; 9,902,752 and 2,809,108 issued and outstanding in 2010 and 2009, respectively	132,855	44,620

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2010 and 2009, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2010 and 2009, respectively	55,538	55,538
General Partnership Capital, 134,601,796 and 128,849,176 units issued in 2010 and 2009, respectively and 134,485,117 and 128,597,412 units outstanding in 2010 and 2009, respectively	1,743,549	1,783,033
Accumulated other comprehensive loss	(2,080)	(9,428)

Total Brandywine Operating Partnership’s equity	1,844,919	1,877,055
Non-controlling interest — consolidated real estate ventures	—	65

Total Equity	1,844,919	1,877,120

Total liabilities and partners’ equity	$4,690,378	$4,663,750

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	For the year ended December 31,
	2010	2009	2008

Revenue:
Rents	$466,199	$472,770	$476,249
Tenant reimbursements	78,774	78,197	76,617
Termination fees	5,766	3,601	4,800
Third party management fees, labor reimbursement and leasing	11,830	17,151	20,401
Other	4,328	3,339	2,865

Total revenue	566,897	575,058	580,932

Operating Expenses:
Property operating expenses	170,151	165,171	158,073
Real estate taxes	54,444	57,093	57,561
Third party management expenses	5,866	7,996	8,965
Depreciation and amortization	212,775	205,863	199,447
General & administrative expenses	23,306	20,821	23,002
Provision for impairment on land inventory	—	—	10,841

Total operating expenses	466,542	456,944	457,889

Operating income	100,355	118,114	123,043

Other Income (Expense):
Interest income	3,222	2,499	1,839
Interest expense	(132,640)	(135,740)	(146,646)
Interest expense — Amortization of deferred financing costs	(3,770)	(5,864)	(5,450)
Recognized hedge activity	—	(916)	—
Equity in income of real estate ventures	5,305	4,069	8,447
(Loss) Gain on early extinguishment of debt	(2,110)	23,177	18,105

Income (loss) from continuing operations	(29,638)	5,339	(662)

Discontinued operations:
Income from discontinued operations	1,021	5,212	17,564
Net (loss) gain on disposition of discontinued operations	11,011	1,238	28,473
Provision for impairment	—	(3,700)	(6,850)

	12,032	2,750	39,187

Net income (loss)	(17,606)	8,089	38,525

Net income attributable to non-controlling interests	—	(30)	(127)

Net income (loss) attributable to Brandywine Operating Partnership	(17,606)	8,059	38,398
Distribution to Preferred share dividends	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted unitholders	(512)	(279)	(763)

Net income (loss) attributable to Common Partnership Unitholders Brandywine Operating Partnership	$(26,110)	$(212)	$29,643

Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.28)	$(0.02)	$(0.11)
Discontinued operations	0.09	0.02	0.43

	$(0.19)	$(0.00)	$0.32

Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.28)	$(0.02)	$(0.11)
Discontinued operations	0.09	0.02	0.43

	$(0.19)	$(0.00)	$0.32

Basic weighted average common partnership units outstanding	137,454,796	114,712,869	90,391,044

Diluted weighted average common partnership units outstanding	137,454,796	116,066,115	90,399,784

Net income (loss) attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(29,638)	$5,309	$(789)
Income (loss) from discontinued operations	12,032	2,750	39,187

Net income (loss)	$(17,606)	$8,059	$38,398

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended December 31,
	2010	2009	2008

Net income (loss)	$(17,606)	$8,089	$38,525

Comprehensive income:
Unrealized gain on derivative financial instruments	7,320	7,395	(15,288)
Ineffectiveness of the hedges	—	(125)	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	28	(184)	(80)
Unrealized gain (loss) on available-for-sale securities	—	—	248

Total comprehensive income	7,348	7,086	(15,120)

Comprehensive income (loss)	(10,258)	15,175	23,405

Comprehensive (income) loss attributable to non-controlling interest	—	(30)	(127)

Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(10,258)	$15,145	$23,278

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(in thousands, except Units)

								Non-controlling Interest
	Series D Preferred Mirror Units		Series E Preferred Mirror Units		General Partner Capital		Accumulated Other	Consolidated Real	Total Partners’
	Units	Amount	Units	Amount	Units	Amount	Comprehensive Income	Estate Ventures	Equity

BALANCE, December 31, 2007	2,000,000	$47,912	2,300,000	$55,538	87,014,685	$1,658,465	$(1,885)	$28	$1,760,058

Net Income	—	—	—	—	—	38,398	—	127	38,525
Other comprehensive income	—	—	—	—	—	—	(15,120)	—	(15,120)
Deferred compensation obligation	—	—	—	—	44,286	710	—	—	710
Conversion of LP units to common shares	—	—	—	—	1,021,608	26,729	—	—	26,729
Share choice plan	—	—	—	—	—	(49)	—	—	(49)
Common partnership units cancellation	—	—	—	—	(4,419)	(33)	—	—	(33)
Vesting of restricted units	—	—	—	—	77,191	326	—	—	326
Restricted stock amortization	—	—	—	—	—	2,887	—	—	2,887
Outperformance plan amortization	—	—	—	—	—	989	—	—	989
Option amortization	—	—	—	—	—	336	—	—	336
Trustee fees paid in shares	—	—	—	—	5,586	155	—	—	155
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	3,726	—	—	3,726
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(142,760)	—	(155)	(142,915)

BALANCE, December 31, 2008	2,000,000	$47,912	2,300,000	$55,538	88,158,937	$1,581,887	$(17,005)	$—	$1,668,332

Net income	—	—	—	—	—	8,059	—	30	8,089
Other comprehensive income	—	—	—	—	—	—	7,086	—	7,086
Deferred compensation obligation	—	—	—	—	51,058	131	—	—	131
Issuance of LP Units	—	—	—	—	40,250,000	242,323	—	—	242,323
Bonus share issuance	—	—	—	—	36,826	123	—	—	123
Conversion of LP Units to common shares	—	—	—	—	7,513	254	—	—	254
Share choice plan	—	—	—	—	(7,081)	(46)	—	—	(46)
Vesting of restricted units	—	—	—	—	86,172	(213)	—	—	(213)
Restricted stock amortization	—	—	—	—	—	3,286	—	—	3,286
Restricted performance units amortization	—	—	—	—	—	288	—	—	288
Outperformance plan amortization	—	—	—	—	—	927	—	—	927
Option amortization	—	—	—	—	—	602	—	—	602
Trustee fees paid in shares	—	—	—	—	13,987	152	—	—	152
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	8,213	—	—	8,213
Adjustment to non-controlling interest	—	—	—	—	—	—	—	35	35
Other	—	—	—	—	—	—	491	—	491
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(54,961)	—	—	(54,961)

BALANCE, December 31, 2009	2,000,000	$47,912	2,300,000	$55,538	128,597,412	$1,783,033	$(9,428)	$65	$1,877,120

Net loss	—	—	—	—	—	(17,606)	—	—	(17,606)
Other comprehensive income	—	—	—	—	—	—	7,348	—	7,348
Deferred compensation obligation	—	—	—	—	(2,409)	—	—	—	—
Issuance of LP Units	—	—	—	—	5,742,268	71,981	—	—	71,981
Bonus share issuance	—	—	—	—	32,607	369	—	—	369
Conversion of LP Units to common shares	—	—	—	—	17,468	466	—	—	466
Vesting of restricted units	—	—	—	—	76,598	(227)	—	—	(227)
Restricted stock amortization	—	—	—	—	—	3,483	—	—	3,483
Restricted performance units amortization	—	—	—	—	—	965	—	—	965
Outperformance plan amortization	—	—	—	—	—	380	—	—	380
Option amortization	—	—	—	—	—	1,132	—	—	1,132
Trustee fees paid in shares	—	—	—	—	8,412	98	—	—	98
Exercise of options	—	—	—	—	12,761	37	—	—	37
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	(13,839)	—	—	(13,839)
Adjustment to non-controlling interest	—	—	—	—	—	—	—	(27)	(27)
Cumulative effect of accounting change for variable interest entities	—	—	—	—	—	1,439	—	(38)	1,401
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(80,170)	—	—	(80,170)

BALANCE, December 31, 2010	2,000,000	$47,912	2,300,000	$55,538	134,485,117	$1,743,549	$(2,080)	$—	$1,844,919

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(17,606)	$8,089	38,525
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	163,169	160,039	158,234
Amortization:
Deferred financing costs	3,770	5,864	5,450
Amortization of debt discount/(premium), net	831	3,495	6,843
Deferred leasing costs	21,516	18,037	16,561
Acquired above (below) market leases, net	(5,960)	(6,661)	(8,104)
Assumed lease intangibles	30,091	32,387	40,663
Deferred compensation costs	4,814	5,200	4,522
Recognized hedge activity	—	916	—
Straight-line rent income	(13,705)	(9,116)	(16,543)
Straight-line ground rent expense	1,647	1,473	1,519
Provision for doubtful accounts	2,479	5,371	6,769
Provision for impairment on land inventory	—	—	10,841
Provision for impairment on discontinued operations	—	3,700	6,850
Real estate venture income in excess of cumulative distributions	(4,648)	(2,512)	(808)
Net loss (gain) on sale of interests in real estate	(11,011)	(1,237)	(28,473)
Loss (gain) on early extinguishment of debt	2,110	(23,176)	(18,105)
Cumulative interest accretion of repayments of unsecured notes	(3,433)	(5,009)	(435)
Contributions from historic tax credit transaction, net of deferred costs	27,396	23,763	7,952
Contributions from new market tax credit transaction, net of deferred costs	—	—	8,965
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,173)	3,746	(1,631)
Other assets	(2,782)	2,373	3,683
Accounts payable and accrued expenses	(7,980)	(10,067)	2,491
Deferred income, gains and rents	(6,412)	3,059	(1,164)
Other liabilities	5,014	671	(10,738)

Net cash from operating activities	185,127	220,405	233,867
Cash flows from investing activities:
Acquisition of properties	(50,681)	—	—
Sales of properties, net	50,089	101,305	370,087
Proceeds from repayment of mortgage notes receivable	40,000	—	—
Capital expenditures	(180,943)	(211,892)	(146,583)
Advances for purchase of tenant assets, net of repayments	(1,715)	—	—
Loan provided to an unconsolidated Real Estate Venture partner	(826)	—	—
Investment in unconsolidated Real Estate Ventures	(5,180)	(14,980)	(934)
Escrowed cash	—	31,385	(31,385)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,205	13,062	2,311
Decrease in cash due to the deconsolidation of variable interest entities	(1,382)	—	—
Leasing costs	(23,503)	(21,429)	(29,450)

Net cash used in investing activities	(171,936)	(102,549)	164,046
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	565,000	983,000	514,000
Repayments of Credit Facility borrowings	(474,000)	(1,044,000)	(491,727)
Proceeds from mortgage notes payable	256,104	149,800	—
Repayments of mortgage notes payable	(51,966)	(84,102)	(25,155)
Proceeds from unsecured term loan	—	—	33,000
Proceeds from unsecured notes	—	247,030	—
Repayments of unsecured notes	(276,270)	(514,004)	(260,088)
Net settlement of hedge transactions	—	(5,044)	—
Debt financing costs	(595)	(24,620)	(278)
Refund of deferred financing costs related to forward commitment	1,659	—	—
Net proceeds from issuance of operating units	70,867	242,332	—
Exercise of unit options	37	—	—
Distributions paid to preferred and common partnership unitholders	(89,029)	(70,605)	(169,341)

Net cash from (used in) financing activities	1,807	(120,213)	(399,589)

Increase (decrease) in cash and cash equivalents	14,998	(2,357)	(1,676)
Cash and cash equivalents at beginning of period	1,567	3,924	5,600

Cash and cash equivalents at end of period	$16,565	$1,567	$3,924

	For the year ended December 31,
	2010	2009	2008
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2010 2009 and 2008 of $10,385, $8,893 and $16,746, respectively	$135,206	$139,636	$178,725
Supplemental disclosure of non-cash activity:
Note receivable issued in the Northern California transaction at its present value	—	—	37,100
Note receivable issued related to the sale of the two Trenton properties, net of $12.9 million deferred gain	—	9,600	—
Settlement of note receivable through foreclosure of a parcel of land	(2,795)	—	—
Debt assumed by the purchaser in the Northern California transaction	—	—	95,300
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	396	—	—
Change in capital expenditures financed through accounts payable at period end	(5,126)	7,086	9,029
Change in capital expenditures financed through retention payable at period end	(2,066)	5,862	(928)
Change in unfunded tenant allowance	—	5,986	—
Change in real estate investments due to the deconsolidation of variable interest entities	(37,126)	—	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	(42,877)	—	—
Change in non-controlling interest from issuance of limited partnership units (see Note 3)	77,733	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2010, owned a 93.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2010, the Company owned 208 office properties, 20 industrial facilities and four mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.6 million net rentable square feet. The Company also has a garage property under redevelopment. Therefore, as of December 31, 2010, the Company owned 233 properties containing an aggregate of 25.6 million net rentable square feet. In addition, as of December 31, 2010, the Company owned economic interests in 17 unconsolidated real estate ventures that contain approximately 6.5 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2010, the Company also owned approximately 509 acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Company owns, as of December 31, 2010, the Company was managing approximately 7.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2010, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
As of December 31, 2010, the Management Companies were managing properties containing an aggregate of approximately 33.4 million net rentable square feet, of which approximately 25.6 million net rentable square feet related to Properties owned by the Company and approximately 7.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation with no effect to previously reported net income and equity. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. Effective December 31, 2010, the Company is reflecting all deferred income, gains, and rents that will be amortized to revenue as a separate line item in the consolidated balance sheets and all liabilities that are expected to cash settle including security deposits as other liabilities to conform to the current year presentation. The change in the groupings of the liabilities combined deferred rents and income of $50.0 million and $47.4 million, respectively, as of December 31, 2009, to the new line item “Deferred income, gains and rents” in the consolidated balance sheets. The change in the groupings of the liabilities also increased other liabilities in the consolidated balance sheets by $2.6 million as of December 31, 2009.
In addition, the Company changed $5.6 million from leasing costs to capital expenditures in the investing section of the statement of cash flows for the year ended December 31, 2009. This change had no effect on the subtotals within the consolidated statement of cash flows.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners neither have the ability to dissolve the entity nor remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions and impairments) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, if certain events occur that are likely to cause a change in the original determinations. The portion of these entities not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, useful lives of fixed assets, impairment of long-lived assets, equity method investments, allowance for doubtful accounts and deferred costs.
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Pursuant to the Company’s adoption of the accounting standard for business combinations as of January 1, 2009, acquisition related costs are expensed as incurred. Prior to the adoption of the accounting standard, acquisition costs were capitalized when incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
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
During 2010, the Company recorded depreciation expense of $1.2 million related to projects completed in prior years that were not closed out of the Company’s job cost system in a timely manner. This resulted in the understatement of depreciation expense in the prior years. During the years ended December 31, 2009 and 2008, depreciation expense was understated by $0.9 million and $0.2 million, respectively. As these errors, both individually and in aggregate, were not material to prior years’ consolidated financial statements and the impact of correcting this error in the current year is not material to the Company’s full year consolidated financial statements, the Company recorded the related adjustments in the current year.
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. Construction in progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $3.4 million in 2010, $3.9 million in 2009, $5.2 and million in 2008 and interest totaling $10.4 million in 2010, $8.9 million in 2009, and $16.7 million in 2008 were capitalized related to development of certain Properties and land holdings.
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
During the Company’s impairment review for the year ended December 31, 2010, the Company determined that no impairment charges were necessary. For the year ended December 31, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability-weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount equal to management’s estimate of the then current fair value. This property was sold in the second quarter of the prior year. The Company also recorded an impairment charge on properties designated as held for sale at June 30, 2008 of $6.85 million; these properties were sold during the last quarter of 2008.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of December 31, 2010.
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
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2010 and 2009, no tenant represented more than 10% of accounts receivable and accrued rent receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.7 million and $11.6 million in 2010, respectively and $4.2 million and $12.2 million in 2009, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of variable interest entities. These investments are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments.
On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest.
The Company’s Broadmoor Joint Venture owns an office park in Austin, Texas which is currently leased to a single tenant who is also a partner in the joint venture. The said tenant is also the owner of the land which the joint venture currently leases under an existing ground lease agreement. The office buildings’ lease renewals are currently under negotiation. Given the current circumstances, the Company performed an impairment assessment of its investment in the venture using probability weighted scenarios that include varying outcomes. The Company believes that a market participant would assess the probabilities of these outcomes in the same fashion. In evaluating the scenarios, the Company has determined that the fair value of its investment marginally exceeded its carrying value and the investment is not impaired at December 31, 2010. However, given the lease has not yet been executed and the negotiations of specific terms of the lease are ongoing, the ultimate outcome is uncertain and could cause an impairment of the Company’s investment that could be material.
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
Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and internal leasing costs that are amortized using the straight-line method over the life of the respective lease which generally ranges from one to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method.

Other Assets
Other assets is comprised of the following as of December 31, 2010:

	December 31,
	2010	2009

Prepaid Ground Rent	$7,704	$7,733
Prepaid Real Estate Taxes	7,648	7,492
Rent inducements, net	6,262	6,680
Cash surrender value of life insurance	8,128	6,498
Restricted cash	4,029	5,632
Marketable securities	2,614	2,798
Prepaid insurance	2,432	2,747
Furniture, fixtures and equipment	1,613	2,664
Deposits on future settlements	2,035	1,108
Others	12,232	10,006

Total	$54,697	$53,358

Notes Receivable
As of December 31, 2010, notes receivable included a $7.4 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, and a $22.9 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. The $22.9 million notes receivable is related to the sale of the two Trenton properties in the prior year and is presented net of the $12.9 deferred gain in accordance with the accounting standard for installment sales (the “Trenton Note”). The Company expects to receive $27.8 million at maturity of the Trenton Note including the difference between the cash payments and the stated accrual rate. See Note 3 for additional information regarding the sale and the Trenton Note. In December 2010, the Company also extended a loan to one of its unconsolidated Real Estate Venture partners. The said loan bears interest at 10% and will be due including the accrued interest in 2015.
As of December 31, 2009, notes receivable included a $2.8 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $7.5 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% and a $22.5 million seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. See related discussion about the Trenton Note above.
The Company periodically assesses the collectibility of the notes receivable in accordance with the accounting standard for loan receivables. On December 29, 2010, the Company foreclosed on one of its note receivables amounting to $2.8 million (See Note 3 for related discussion). Except for the foreclosed note receivables in the current year, there were no other collectibility issues noted as of December 31, 2010 and 2009.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $10.9 million in 2010, $6.4 million in 2009, and $14.0 million in 2008. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.8 million in 2010, $2.7 million in 2009, and $2.5 million in 2008. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.5 million in 2010, $1.8 million in 2009, and $0.8 million in 2008.
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

No tenant represented greater than 10% of the Company’s rental revenue in 2010, 2009 or 2008.
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
The tax basis of the Parent Company’s assets was $4.5 billion as of December 31, 2010 and $4.6 billion as of December 31, 2009.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2010, 2009, or 2008.
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
The tax basis of the Operating Partnership’s assets was $4.5 billion as of December 31, 2010 and $4.6 billion as of December 31, 2009.
The Operating Partnership is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Operating Partnership’s ordinary income and (b) 95% of the Operating Partnership’s net capital gain exceeds cash distributions and certain taxes paid by the Operating Partnership. No excise tax was incurred in 2010, 2009, or 2008.
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
Treasury Shares
The Company accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to the cumulative earnings of the Company using the FIFO basis. As of December 31, 2010 and 2009, the total number of treasury shares outstanding was 116,679 shares and 251,764 shares, respectively.
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2010, 6.7 million common shares remained available for future awards under the 1997 Plan (including those shares available solely for options and share appreciation rights). Through December 31, 2010, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $4.8 million during 2010, of which $1.3 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $4.5 million in 2009, of which $0.8 million had been capitalized and $4.6 million in 2008. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income while the ineffective portions are recognized in earnings. During the year ended December 31, 2009, the Company recorded a $(1.1) million fair value adjustment in its consolidated statements of operations related to two of its interest swaps in which the hedging relationship ceased due to the issuance of its unsecured notes on September 25, 2009. The ineffective portions of the hedges are recognized in earnings. During the year ended December 31, 2009, the Company recognized a gain of $0.1 million for the ineffective portion of its forward starting swaps prior to the termination of the hedging relationship (See Note 9).
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Available-for-Sale Securities	$248	$248	$—	$—
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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least annually at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables; and
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of December 31, 2010.
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
Previously Consolidated:
Four Tower Bridge and Six Tower Bridge Ventures
Each of the Four Tower Bridge and Six Tower Bridge Real Estate Ventures was formed as a limited partnership to own and manage an office property located in Conshohocken, Pennsylvania. The Company entered into these ventures with two other partners during 1997 and 1998, respectively. The other partner in Four Tower Bridge owns a 35% interest in the partnership entity and the other partner in Six Tower Bridge owns a 37% interest in the partnership entities. These Real Estate Ventures were determined to be VIEs and were previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The Real Estate Ventures were determined to be VIEs due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that it will no longer consolidate these Real Estate Ventures after it was determined that the partners have shared power in the ventures and no related party considerations were identified. All significant decisions are approved by both partners in the venture. Accordingly, based on the Company’s analysis, the Company deconsolidated these two Real Estate Ventures in accordance with the new accounting standard.
Coppell Associates
Coppell Associates is a Real Estate Venture that owns one property in Austin, Texas. The Company entered into this venture with another partner which owns a 50% interest in the partnership. This Real Estate Venture is a VIE and was previously consolidated in the Company’s financial statements in accordance with the amended accounting standard for the consolidation of VIEs. The venture was determined to be a VIE due to insufficient equity at the latest reconsideration event. However, upon the Company’s adoption of the new accounting standard on January 1, 2010, the Company has determined that it will no longer consolidate this Real Estate Venture after it concluded that the partners have shared power in the venture. All significant decisions are approved by both partners in the venture. Accordingly, based upon the Company’s analysis, the Company deconsolidated this Real Estate Venture in accordance with the new accounting standard.
VIEs that Continue to be Consolidated:
Projects Related to the Company’s Tax Credit Transactions
During 2008, the Company closed two transactions with US Bancorp (“USB”) related to the historic rehabilitation of the 30th Street Post Office now known as the Internal Revenue Service (“IRS”) Philadelphia Campus and the Cira South Garage both located in Philadelphia, Pennsylvania. The real estate ventures created to facilitate the tax credit transactions were considered as VIEs because the equity investment at risk is not sufficient to permit the entities to receive the tax credits without the financial support from USB or because the rights to determine the significant decisions are not vested in the equity. The Company has also concluded that it is the primary beneficiary of the IRS Philadelphia Campus and the Cira South Garage based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the said entities and, accordingly, by design has substantially all the risks of the entities. Please refer to Note 18 for a detailed discussion of these transactions as well as the amount of deferred income related to these VIEs that the Company has included in its consolidated balance sheets. There were no other significant amounts included in the Company’s consolidated balance sheet related to these entities as the related amounts were eliminated during consolidation.
Other VIEs:
PJP VII
The Company holds a 25% interest in a Real Estate Venture that it entered into with two other partners. One of the other partners holds a 50% interest in the venture while the other partner holds a 25% interest. This venture is considered a VIE due to the fact that at the last reconsideration event, it entered into a construction loan to fund the building construction of the property and it was determined that there was insufficient equity in the joint venture. In addition, this loan has not been refinanced as of December 31, 2010 and the Company guarantees $0.7 million or 8.75% of the total construction note. It is expected that this entity will remain a VIE until the venture refinances the construction loan into a permanent financing. It was determined that the Company does not have the power to direct the significant economic activities of the Real Estate Venture in accordance with the standard and as a result is not the primary beneficiary of this real estate venture.

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
Seven Tower Bridge
The Company has a 10% direct limited partnership ownership interest and a 20% ownership in a REIT that has 50% ownership in a Real Estate Venture that anticipates developing a suburban office building in Conshohocken, Pennsylvania. There are three other partners in this venture holding ownership interests of 50%, 20%, and 20%, respectively. This venture is considered a VIE as the property is under development and there is insufficient equity to fund the construction. The Company has determined that it is not the primary beneficiary of the venture. Accordingly, this Real Estate Venture was not consolidated in the financial statements of the Company. Upon the adoption of the new accounting standard, the Company still has the same determination that it does not have the power to control the business of the Real Estate Venture and that it is still appropriate to account for this venture under the equity method of accounting.
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
Additional Considerations
The supporting real estate venture agreements of the entities listed above provided a straightforward determination of whether the Company has control to direct the business activities of the entities. Where the Company has concluded that control is shared, it is generally because of at least one other partner and the Company must agree on decisions that are considered significant. The Company has also determined that it is not the primary beneficiary in these entities as it does not have the power to direct the activities that most significantly impact the economic performance of these entities. Also, if shared control was determined and the Company was considered to be a related party, the Company is not the party deemed to be the most closely associated with the business. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at December 31, 2010. Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments, other than perhaps through its general partner standing.

In accordance with the Company’s adoption of the accounting standard as discussed in detail above, the Company’s consolidated balance sheet as of January 1, 2010 has been reduced by the following amounts as a result of deconsolidating the three VIEs (in thousands):

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
3. REAL ESTATE INVESTMENTS
As of December 31, 2010 and 2009, the gross carrying value of the Company’s Properties was as follows:

	December 31,
	2010	2009

Land	$697,724	$690,441
Building and improvements	3,693,579	3,393,498
Tenant improvements	442,808	428,679

	$4,834,111	$4,512,618

Acquisitions and Dispositions
2010
On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 67.2% leased. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance of 7,111,112 units of limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) units rank on parity with the Operating Partnership’s Class A units as to distributions but do not begin to accrue distributions and are not entitled to allocations of income or loss prior to August 5, 2011. Thereafter, the Class F (2010) units will be entitled to receive the same distributions that the Parent Company pays on its common shares. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The Company funded the cash portion of the acquisition price through an advance under its $600.0 million Credit Facility (the “Credit Facility”) and with available corporate funds. The assumed security deposit obligation is included in other liabilities in the Company’s consolidated balance sheets.

For purposes of computing the total purchase price, the Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 to reflect that these units do not begin to accrue a dividend prior to August 5, 2011. The Class F (2010) Units issued are subject to redemption at the option of the holder after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares.
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

The operating results of the acquired property are included in the Company’s results of operations from the acquisition date and are presented below (in thousands):

For the period from August 5
to December 31, 2010
Revenue:
Rents	$6,347
Tenant Reimbursements	933
Other	45

Total revenue	$7,325

Loss from operations (includes depreciation and intangible asset amortization)	$(3,602)

The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2010 and 2009 as though the acquisition of Three Logan Square was completed on January 1, 2009. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	December 31,
	2010	2009
	(unaudited)
Pro forma revenues	$582,642	$604,440
Pro forma income (loss) from continuing operations	(29,000)	7,890
Pro forma net income (loss) available to common shareholders	(24,940)	2,306

Earnings per common share from continuing operations:
Basic — as reported	$(0.28)	$(0.02)

Basic — as pro forma	$(0.28)	$—

Diluted — as reported	$(0.28)	$(0.02)

Diluted — as pro forma	$(0.28)	$—

Earnings per common share:
Basic — as reported	$(0.19)	$—

Basic — as pro forma	$(0.19)	$0.02

Diluted — as reported	$(0.19)	$—

Diluted — as pro forma	$(0.19)	$0.02

As of December 31, 2010, two of the Company’s building properties located in King of Prussia, Pennsylvania are currently undergoing demolition and the remaining land balances are presented as land inventory in the Company’s consolidated balance sheets. The Company has determined that there was a change in the estimated useful lives of the buildings resulting from the ongoing demolition causing an acceleration of depreciation expense. During year ended December 31, 2010, the Company recognized the remaining net book value of the two buildings aggregating to $2.7 million as depreciation, with the land amounts of $1.1 million being reclassified to land inventory for potential future development. All related demolition costs are charged to earnings.
On December 29, 2010, the Company acquired a 12 acre parcel of land in Gibbsboro, New Jersey through the foreclosure of a note receivable amounting to $2.8 million under which the said property was encumbered. The Company paid transaction related costs of $0.3 million which was capitalized as part of land inventory in the Company’s consolidated balance sheets. The parcel of land is held for future development.
On December 23, 2010, the Company sold four office properties (One and Two Greentree Centre, 8000 Lincoln Drive, and Lake Center IV) containing a total of 243,195 net rentable square feet in Marlton, New Jersey for an aggregate sales price of $20.9 million. These properties were 76.1% occupied at the date of sale.
On November 22, 2010, the Company sold Spyglass Point, a 58,576 net rentable square feet office property located in Austin, Texas for a sales price of $13.5 million. This property was fully occupied at the date of sale.

On September 20, 2010, the Company sold 630 Clark Avenue, a 50,000 net rentable square feet office property located in King of Prussia, Pennsylvania for a sales price of $3.6 million. This property was fully occupied at the date of sale.
On August 18, 2010, the Company sold 479 Thomas Jones Way, a 49,264 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.8 million. This property was 63.0% occupied at the date of sale.
On January 14, 2010, the Company sold Westmoreland Plaza, a 121,815 net rentable square feet office property located in Richmond, Virginia, for a sales price of $10.8 million. This property was vacant at the date of sale.
2009
The Company did not complete any acquisitions during the year ended December 31, 2009.
On October 13, 2009, the Company sold a condominium unit consisting of 40,508 square feet and an undivided interest in an office building in Lawrenceville, New Jersey, for a sales price of $7.9 million. This condominium unit was occupied at the dale of sale.
On October 1, 2009, the Company sold two office properties, totaling 473,658 net rentable square feet in Trenton, New Jersey for a stated sales price of $85.0 million. The Company provided to the buyer a $22.5 million seven-year, approximately 6.00% cash pay/7.64% accrual second mortgage loan. This sale was recorded using the installment sales method of accounting for real estate sales which requires each cash payment received (including the buyer’s payments under its first mortgage) to be apportioned in the same ratio as total cost and total profit bear to sales value as basis for profit recognition. Accordingly, the Company recognized a gain on sale of $2.7 million upon receipt of cash from the buyer in 2009 and expects to recognize the remaining gain of $12.9 million substantially upon the repayment of the second mortgage in 2016. The buyer has the option to extend the maturity date of the second mortgage for an additional three years subject to certain conditions under the loan agreement. Interest income on the second mortgage is recognized as it is received. In addition, the Company was engaged to manage the properties sold during the term of the second mortgage and is entitled for a management fee equal to 2.5% of all gross receipts from the operation of the properties and will be reimbursed for all management related expenses. These properties were 96.5% occupied at the date of sale.
On April 29, 2009, the Company sold 7735 Old Georgetown Road, a 122,543 net rentable square feet office property located in Bethesda, Maryland, for a sales price of $26.5 million. This property was fully occupied at the date of sale.
On March 16, 2009, the Company sold 305 Harper Drive, a 14,980 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $1.1 million. This property was vacant at the date of sale.
On February 4, 2009, the Company sold two office properties, totaling 66,664 net rentable square feet in Exton, Pennsylvania, for an aggregate sales price of $9.0 million. These properties were 85.7% occupied at the date of sale.
All sales presented above are included within discontinued operations (see Note 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2010, the Company had an aggregate investment of approximately $84.4 million in its 17 actively operating unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired them, to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of December 31, 2010, 15 of the Real Estate Ventures own 50 office buildings that contain an aggregate of approximately 6.5 million net rentable square feet, one Real Estate Venture owns three acres of undeveloped land and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 3% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures.
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

The Company’s investment in Real Estate Ventures as of December 31, 2010 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2010 was as follows (in thousands):

			Company’s Share
			of 2010 Real	Real Estate	Current
	Ownership	Carrying	Estate Venture	Venture	Interest	Debt
	Percentage (a)	Amount	Income (Loss)	Debt at 100%	Rate	Maturity
Broadmoor Austin Associates	50%	$65,953	$1,867	$80,541	5.79%	Apr-2023	(b)
Macquarie BDN Christina LLC	20%	7,709	918	59,000	8.00%	June-2011	(c)
One Commerce Square (d)	25%	2,533	33	130,000	5.67%	Dec-15
Two Commerce Square (d)	25%	2,533	33	107,612	6.30%	May-13
Four Tower Bridge (e)	65%	1,824	519	9,981	6.62%	Feb-11	(f)
1000 Chesterbrook Blvd.	50%	1,516	(194)	24,934	6.88%	Dec-11
Two Tower Bridge	35%	1,145	(322)	15,166	(g)		(g)
Residence Inn Tower Bridge	50%	873	310	14,480	5.63%	Feb-16
PJP VII	25%	383	205	8,295	L+1.55%	Nov-13
PJP II	30%	282	109	4,490	6.12%	Nov-23
PJP V	25%	244	91	5,949	6.47%	Aug-19
Seven Tower Bridge	20%	105	—	10,603	(h)		(h)
PJP VI	25%	75	72	9,031	6.08%	Apr-23
Six Tower Bridge (e)	63%	64	(77)	13,097	7.79%	Aug-12
G&I Interchange Office LLC (DRA — N. PA) (i)	20%	—	935	184,000	5.78%	Jan-15
Eight Tower Bridge	3.4%	—	31	52,500	L+5.00%	Jun-12
Coppell Associates (e)	50%	(867)	(159)	18,708	(j)		(j)
Five Tower Bridge		—	631
Invesco, L.P.		—	303

		$84,372	$5,305	$748,387

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(b)
The loan allows prepayment in April 2011 without penalty. The loan matures in 2023 and is subject to an interest increase in April 2011. over the five year treasury spread and interest only through maturity. The loan is expected to close in the second quarter of 2011.

(c)
The real estate venture is currently finalizing a new five year loan for an expected amount of $60.0 million with an interest of 4.5% and interest only payments through maturity. The loan is expected to close in the second quarter of 2011.

(d)
During November, 2010, the Company acquired a 25% interest in two partnerships which own One and Two Commerce Square buildings in Philadelphia, PA. The other partner holds the remaining 75% interest in each of the two partnerships.

(e)	As a result of the adoption of the new accounting standard for the consolidation of variable interest entities, the Company deconsolidated these three real estate ventures as of January 1, 2010.

(f)	This loan was replaced with a new financing of $11.0 million on February 8, 2011. The new loan features a 5.2% rate and a 10-year term with a 30 year amortization schedule.

(g)
Consists of a $11.9 million fixed rate mortgage with a 5.72% interest rate and May 2013 maturity date; also includes $3.3 million municipal and state borrowings with nominal interest rates (0 — 1%) and maturity dates from 3 to 10 years.

(h)
Comprised of two fixed rate mortgages: $7.0 million and $1.0 million. Both mature in February 2013 and accrue interest at a fixed rate of 3% through February 2011, 4% through February 2012, and 5% through February 2013. The total loan amount of $10.6 million as presented above also includes a 3% fixed rate loan (interest only through maturity) with a balance of $0.6 million as of December 31, 2010. This loan can be increased up to $1.3 million through its maturity date of September 2025. The remaining $2.0 million of the total amount features a 4% fixed rate with interest only through its maturity date of February 2014.

(i)
Proceeds received by the Company from the sale of an 80% ownership stake in the properties exceeded the historical cost of those properties. Accordingly, no investment in the real estate venture was reflected on the balance sheet at period end.

(j)
Comprised of two fixed rate mortgages: a senior fixed rate note of $16,600 at 5.75% that matures in March 2016 and a junior fixed rate note of $2,462 at 6.89% that matures in December 2013; 5.89% is the blended rate.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010 (a)	2009
Net property	$804,705	$503,932
Other assets	105,576	96,643
Other Liabilities	44,509	37,774
Debt	748,387	470,232
Equity	117,385	92,569
Company’s share of equity (Company’s basis)	84,372	75,458

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010 (a)	2009	2008
Revenue	$118,923	$105,236	$105,844
Operating expenses	44,942	38,691	38,036
Interest expense, net	37,505	30,858	30,585
Depreciation and amortization	32,703	36,700	32,057
Net income	3,773	(1,012)	(416)
Company’s share of income (Company’s basis)	5,305	4,069	8,447

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the new accounting standard for the consolidation of VIEs.
As of December 31, 2010, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2011	$179,268
2012	71,877
2013	142,160
2014	8,774
2015	301,509
Thereafter	44,799

$748,387

As of December 31, 2010, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a certain Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5.	DEFERRED COSTS
As of December 31, 2010 and 2009, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$123,724	$(43,930)	$79,794
Financing Costs	37,257	(10,934)	26,323

Total	$160,981	$(54,864)	$106,117

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$124,391	$(50,643)	$73,748
Financing Costs	42,965	(10,616)	32,349

Total	$167,356	$(61,259)	$106,097

During 2010, 2009 and 2008, the Company capitalized internal direct leasing costs of $6.2 million, $5.3 million and $7.9 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2010 and 2009, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$108,456	$(63,010)	$45,446
Tenant relationship value	95,385	(52,113)	43,272
Above market leases acquired	18,319	(9,575)	8,744

Total	$222,160	$(124,698)	$97,462

Below market leases acquired	$67,198	$(37,965)	$29,233

	December 31, 2009
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$123,456	$(71,402)	$52,054
Tenant relationship value	97,566	(49,374)	48,192
Above market leases acquired	15,674	(10,757)	4,917

Total	$236,696	$(131,533)	$105,163

Below market leases acquired	$75,325	$(38,238)	$37,087

For the years ended December 31, 2010, 2009, and 2008, the Company wrote off through the acceleration of amortization approximately $1.5 million, $2.4 million and $1.7 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2010, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs. For the years ended December 31, 2009 and 2008, the Company accelerated amortization of approximately $0.4 million and $0.1 million, respectively, of intangible liabilities as a result of tenant move-outs.

As of December 31, 2010, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2011	$30,041	$7,224
2012	22,155	6,473
2013	13,447	5,930
2014	10,210	4,348
2015	7,249	2,141
Thereafter	14,360	3,117

Total	$97,462	$29,233

7. DEBT OBLIGATIONS
The Parent Company guarantees the debt obligations of the Operating Partnership but does not, by itself hold any indebtedness except only for the mortgage debt on the Libertyview property which is included in the table below. All other debt is held directly or indirectly by the Operating Partnership.
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2010 and 2009 (in thousands):
MORTGAGE DEBT:

			Effective
	December 31,	December 31,	Interest		Maturity
Property / Location	2010	2009	Rate		Date

Plymouth Meeting Exec.	$—	$42,042	7.00	%(a),(b)	Dec-10
Four Tower Bridge	—	10,158	6.62	%(c)	Feb-11
Arboretum I, II, III & V	20,386	21,046	7.59%		Jul-11
Midlantic Drive/Lenox Drive/DCC I	56,514	58,215	8.05%		Oct-11
Research Office Center	39,145	39,999	5.30	%(a)	Oct-11
Concord Airport Plaza	34,494	35,594	5.55	%(a)	Jan-12
Six Tower Bridge	—	13,557	7.79	%(c)	Aug-12
Newtown Square/Berwyn Park/Libertyview	58,102	59,557	7.25%		May-13
Coppell Associates II	—	2,711	6.89	%(c)	Dec-13
Southpoint III	2,597	3,255	7.75%		Apr-14
Tysons Corner	96,507	98,056	5.36	%(a)	Aug-15
Coppell Associates I	—	16,600	5.75	%(c)	Feb-16
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	60,000	60,000	4.50	%(d)	Jul-16
IRS Philadelphia Campus	208,366	—	6.95	%(e)	Sep-30
Cira South Garage	46,335	—	7.11	%(e)	Sep-30

Principal balance outstanding	712,246	550,590
Plus: unamortized fixed-rate debt premiums (discounts), net	(457)	1,130

Total mortgage indebtedness	$711,789	$551,720

UNSECURED DEBT:

$300.0M 5.625% Guaranteed Notes due 2010	—	198,545	5.61	%(f)	Dec-10
Bank Term Loan	183,000	183,000	LIBOR + 0.80	%(g)	Jun-11
Credit Facility	183,000	92,000	LIBOR + 0.725	%(g)	Jun-11
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	59,835	127,960	5.50	%(h)	Oct-11
$300.0M 5.750% Guaranteed Notes due 2012	175,200	187,825	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,722,326	1,910,621
Less: unamortized exchangeable debt discount	(906)	(4,327)
unamortized fixed-rate debt discounts, net	(2,763)	(3,437)

Total unsecured indebtedness	$1,718,657	$1,902,857

Total Debt Obligations	$2,430,446	$2,454,577

(a)	These loans were assumed upon acquisition of the related properties. The interest rates presented above reflects the market rate at the time of acquisition.

(b)
On October 1, 2010, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.1 million related to this loan was included as part of loss on early extinguishment debt in the Company’s consolidated statement of operations during the year.

(c)	These loans were removed from the Company’s balance sheet due to the deconsolidation of the related VIEs as discussed in Note 2.

(d)	This mortgage is subject to an interest rate floor of 4.50% on a monthly basis.

(e)
On August 26, 2010, the Company received $254.0 million of gross proceeds from a $256.5 million forward financing commitment it obtained on June 29, 2009 related to the IRS Philadelphia Campus and the Cira South Garage (see related discussion below). The financing consists of two separate loans: $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage.

(f)	On December 15, 2010, the Company paid off the loan at maturity.

(g)
On July 20, 2010, the maturity date of the Bank Term Loan was extended from October 18, 2010 to June 29, 2011. The Bank Term Loan and the Credit Facility may be extended to June 29, 2012 at the Company’s discretion.

(h)
On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

During 2010, 2009 and 2008, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.59%, 6.45% and 6.40%, respectively. As of December 31, 2010 and 2009, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $989.8 million and $784.2 million, respectively.
During the year ended December 31, 2010, the Company repurchased $82.7 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2010 5.625% Notes	$2,002	$1,942	$37	$3
2011 3.875% Notes	68,741	68,125	1,762	281
2012 5.750% Notes	13,333	12,625	431	32

	$84,076	$82,692	$2,230	$316

The Company utilizes its unsecured revolving credit facility (the Credit Facility) borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the Credit Facility is June 29, 2011 (subject to an extension of one year, at the Company’s option, upon its payment of an extension fee equal to 15 basis points of the committed amount under the Credit Facility). The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million provided that the Company has not committed any defaults under the Credit Facility and is able to acquire additional commitments from its existing lenders or new lenders. As of December 31, 2010, the Company had $183.0 million of borrowings, and $11.2 million in letters of credit outstanding, leaving $405.8 million of unused availability under the Credit Facility. During the years ended December 31, 2010 and 2009, the weighted-average interest rate on Credit Facility borrowings was 1.03% and 2.08%, respectively. As of December 31, 2010 and 2009, the weighted average interest rate on the Credit Facility was 1.02% and 0.96%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of December 31, 2010.

On August 26, 2010, the Company received $254.0 million of gross proceeds from a $256.5 million forward financing commitment it obtained on June 29, 2009. The Company paid a $17.7 million commitment fee in connection with this commitment. The loan proceeds, together with the commitment fee, had been escrowed with an institutional trustee pending the completion of the development of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The financing consists of two separate loans of $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage. The lender held back $2.5 million of the loan proceeds pending the completion of certain conditions related to the IRS Philadelphia Campus and Cira South Garage. As of December 31, 2010, the Company has received $2.1 million of the total amounts held back. The loans are non-recourse and are secured by the IRS Philadelphia Campus and Cira South Garage, respectively. The loans bear interest of 5.93% per annum with interest only through September 10, 2010 and thereafter require principal and interest monthly payments through its maturity in September 2030. As of December 31, 2010, total financing costs related to this transaction amounted to $19.9 million which is included as part of the deferred costs in the Company’s consolidated balance sheet and will be amortized over the 20 year term of the loans using the effective interest rate method. The total financing costs included the commitment fee which was reduced to $16.0 million after the receipt of a refund resulting from the overpayment made on the commitment fee of $1.7 million. Other related transaction costs included as part of total financing costs amounted to $3.8 million. The Company used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.
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
The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $59.8 million at December 31, 2010 and $128.0 million at December 31, 2009, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $0.9 million at December 31, 2010 and $4.3 million at December 31, 2009, respectively, and will be amortized through October 15, 2011. The effective interest rate at December 31, 2010 and December 31, 2009 was 5.5%. The Company recognized contractual coupon interest of $3.2 million and $8.3 million for the years ended December 31, 2010 and 2009, respectively. In addition, the Company recognized interest on amortization of debt discount of $1.6 million and $4.0 million during the years ended December 31, 2010 and 2009, respectively. Debt discount write-offs resulting from debt repurchases amounted to $2.0 million and $3.8 million for the years ended December 31, 2010 and 2009, respectively.
On September 25, 2009, the Company closed a registered offering of $250.0 million in aggregate principal amount of its 7.50% senior unsecured notes due 2015. The notes were priced at 99.412% of their face amount with a yield to maturity of 7.625%, representing a spread at the time of pricing of 5.162% to the yield on the August 2014 Treasury note. The notes have been reflected net of discount of $1.1 million and $1.4 million in the consolidated balance sheet as of December 31, 2010 and 2009, respectively. The net proceeds which amounted to $247.0 million after deducting underwriting discounts and offering expenses were used to repay the Company’s indebtedness under its unsecured revolving credit facility and for general corporate purposes.
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
During the year ended December 31, 2008, the Company exercised the accordion feature on its $150.0 million unsecured term loan which it had entered into in October 2007 and borrowed an additional $33.0 million, bringing its total outstanding balance to $183.0 million. All outstanding borrowings under the term loan bear interest at a periodic rate of LIBOR plus 80 basis points. The net proceeds of the term loan were used to reduce indebtedness under the Company’s unsecured revolving credit facility. The Term Loan matures on June 29, 2011 and may be extended at the Company’s option for another year but not beyond the final maturity date of its revolving credit facility. There is no scheduled principal amortization of the Term Loan and the Company may prepay borrowings in whole or in part without premium or penalty. Portions of the Term Loan bear interest at a per annum floating rate equal to: (i) the higher of (x) the prime rate or (y) the federal funds rate plus 0.50% per annum or (ii) a London interbank offered rate that is the rate at which Eurodollar deposits for one, two, three or six months are offered plus between 0.475% and 1.10% per annum (the “Libor Margin”), depending on the Company’s debt rating. The Term Loan Agreement contains financial and operating covenants. Financial covenants include minimum net worth, fixed charge coverage ratio, maximum leverage ratio, restrictions on unsecured and secured debt as a percentage of unencumbered assets and other financial tests. Operating covenants include limitations on the Company’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, and pay dividends. The Company was in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2011	$554,378
2012	221,136
2013	67,037
2014	255,016
2015	350,157
Thereafter	986,848

Total principal payments	2,434,572
Net unamortized premiums/(discounts)	(4,126)

Outstanding indebtedness	$2,430,446

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2010 and 2009, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of acquiring or assuming the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2010 and 2009 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2010			December 31, 2009
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$712,246		$726,348	$550,590		$523,745
Unsecured notes payable, net of discounts	$1,277,716		$1,338,743	$1,557,011		$1,497,356
Variable Rate Debt Instruments	$444,610		$432,556	$353,610		$341,210
Notes Receivable	$31,216	(a)	$28,921	$71,989	(a)	$62,776

(a)
For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of the two Trenton properties in the prior year accounted for under the accounting standard for installment sales.

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

Risks and Uncertainties
Significantly challenging current economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a sluggish economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. The Company believes that vacancy rates may increase through 2011 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
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
The Company was in compliance with all financial covenants as of December 31, 2010. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the consolidated statement of operations.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, during the current year until the maturity of the remaining interest swaps and as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The changes in fair values of the hedges during the year ended December 31, 2010 and 2009 were included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet, except for the $1.1 million fair value adjustment of the hedges charged as an expense to the consolidated statements of operations during the year ended December 31, 2009, relating to two of its interest rate swaps which were both cash settled in December 2009. The hedging relationship with these swaps ceased upon the Company’s issuance of its unsecured notes on September 25, 2009. Accordingly, changes in the fair value of these interest rate swaps were charged to the consolidated statements of operations until they were cash settled. The Company also recognized a gain of $0.1 million from the ineffectiveness of the hedges during the year ended December 31, 2009 prior to the termination of the hedging relationship.
All of the Company’s existing derivative financial instruments matured on October 18, 2010.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2010, 2009 and 2008. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2010, 2009 and 2008, income from discontinued operations relates to an aggregate of 24 properties containing approximately 3.7 million net rentable square feet that the Company has sold since January 1, 2008.

The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenue:
Rents	$4,265	$13,513	$59,675
Tenant reimbursements	2,043	6,908	9,302
Termination fees	—	—	25
Other	52	226	279

Total revenue	6,360	20,647	69,281

Expenses:
Property operating expenses	2,401	7,653	23,774
Real estate taxes	936	2,900	7,358
Depreciation and amortization	2,002	4,882	16,008

Total operating expenses	5,339	15,435	47,140

Operating income:	1,021	5,212	22,141
Interest income	—	—	17
Interest expense	—	—	(4,595)

Income from discontinued operations before gain on sale of interests in real estate	1,021	5,212	17,563

Net gain on disposition of discontinued operations	11,011	1,238	28,474
Provision for impairment	—	(3,700)	(6,850)

Income from discontinued operations	$12,032	$2,750	$39,187

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
Operating Partnership
As of December 31, 2010 and 2009, the aggregate book value of the non-controlling interest associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet was $128.3 million and $38.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $115.4 million and $32.0 million, respectively.
Non-controlling Interest — Partners’ Share of Previously Consolidated Real Estate Ventures
As discussed in Note 2, as of December 31, 2009, the Company owned interests in three consolidated Real Estate Ventures (Four Tower Bridge, Six Tower Bridge and Coppell Associates) that the Company determined to be VIEs and were consolidated until January 1, 2010. As of December 31, 2009 and prior to their deconsolidation, the aggregate amount related to these non-controlling interests classified within equity was $0.1 million. The Parent Company believes that the aggregate settlement value of these interests was approximately $7.9 million as of December 31, 2009. This amount is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Parent Company would distribute to its real estate venture partners upon dissolution based on book value, as required under the terms of the respective partnership agreements. The partnership agreements of the Real Estate Ventures do not limit the amount that the non-controlling interest partners would be entitled to in the event of liquidation of the assets and liabilities and dissolution of the respective partnerships.
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
13. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Years ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(29,638)	$(29,638)	$5,339	$5,339	(662)	(662)

Net (loss) income from continuing operations attributable to non-controlling interests	787	787	(18)	(18)	170	170
Amount allocable to unvested restricted shareholders	(512)	(512)	(279)	(279)	(763)	(763)
Preferred share dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Loss from continuing operations available to common shareholders	(37,355)	(37,355)	(2,950)	(2,950)	(9,247)	(9,247)

Income (loss) from discontinued operations	12,032	12,032	2,750	2,750	39,187	39,187
Discontinued operations attributable to non-controlling interests	(255)	(255)	(45)	(45)	(1,478)	(1,478)

Discontinued operations attributable to common shareholders	11,777	11,777	2,705	2,705	37,709	37,709

Net income available to common shareholders	$(25,578)	$(25,578)	$(245)	$(245)	$28,462	$28,462

Denominator
Weighted-average shares outstanding	131,743,275	131,743,275	111,898,045	111,898,045	87,574,423	87,574,423
Contingent securities/Stock based compensation	—	—	—	1,353,246	—	8,740

Total weighted-average shares outstanding	131,743,275	131,743,275	111,898,045	113,251,291	87,574,423	87,583,163

Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$(0.28)	$(0.28)	$(0.02)	$(0.02)	$(0.11)	$(0.11)
Discontinued operations attributable to common shareholders	0.09	0.09	0.02	0.02	0.43	0.43

Net income attributable to common shareholders	$(0.19)	$(0.19)	$—	$—	$0.32	$0.32

Securities totaling 9,902,752 in 2010, 2,809,108 in 2009, and 2,816,621 in 2008 were excluded from the earnings per share computations because their effect would have been antidilutive. In addition, the Class F (2010) Units, which make up 7,111,112 units out of the total 9,902,752 units as of December 31, 2010, are not entitled to income or loss allocations prior to the first anniversary of the acquisition of Three Logan Square (see Note 3).
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

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve months ended December 31, 2010, 2009 and 2008, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common and Preferred Shares
On December 2, 2010, the Parent Company declared a distribution of $0.15 per common share, totaling $20.3 million, which was paid on January 20, 2011 to shareholders of record as of January 6, 2011. On December 2, 2010, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2010. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 18, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013 in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold during the year ended December 31, 2010. Through December 31, 2010, the Parent Company has sold 5,742,268 shares under this program at an average sales price of $12.54 per share resulting in net proceeds of $70.8 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 5,742,268 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes.
On June 2, 2009, the Parent Company completed its public offering (the “offering”) of 40,250,000 of its common shares, par value $0.01 per share. The common shares were issued and sold by the Parent Company to the underwriters at a public offering price of $6.30 per common share in accordance with an underwriting agreement. The common shares sold include 5,250,000 shares issued and sold pursuant to the underwriters’ exercise in full of their over-allotment option under the underwriting agreement. The Parent Company received net proceeds of approximately $242.3 million from the offering net of underwriting discounts, commissions and expenses. The Parent Company used the net proceeds from the offering to reduce its borrowings under its Credit Facility and for general corporate purposes.
Common Share Repurchases
The Parent Company maintains a share repurchase program pursuant to which the Parent Company is authorized to repurchase its common shares from time to time. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program. On May 2, 2006, the Board of Trustees restored capacity to 3.5 million common shares.
The Parent Company did not repurchase any shares during the year-ended December 31, 2010. As of December 31, 2010, the Company may purchase an additional 0.5 million shares under the plan.
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

14. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Years ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$(29,638)	$(29,638)	$5,339	$5,339	(662)	(662)

Net (loss) income from continuing operations attributable to non-controlling interests	—	—	(30)	(30)	(127)	(127)
Amount allocable to unvested restricted unitholders	(512)	(512)	(279)	(279)	(763)	(763)
Preferred share dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)

Loss from continuing operations available to common unitholders	(38,142)	(38,142)	(2,962)	(2,962)	(9,544)	(9,544)

Discontinued operations attributable to common unitholders	12,032	12,032	2,750	2,750	39,187	39,187

Net income available to common unitholders	$(26,110)	$(26,110)	$(212)	$(212)	29,643	29,643

Denominator
Weighted-average units outstanding	137,454,796	137,454,796	114,712,869	114,712,869	90,391,044	90,391,044
Contingent securities/Stock based compensation	—	—	—	1,353,246	—	8,740

Total weighted-average units outstanding	137,454,796	137,454,796	114,712,869	116,066,115	90,391,044	90,399,784

Earnings per Common Share:
Income from continuing operations attributable to common unitholders	$(0.28)	$(0.28)	$(0.02)	$(0.02)	$(0.11)	$(0.11)
Discontinued operations attributable to common unitholders	0.09	0.08	0.02	0.02	0.43	0.43

Net income attributable to common unitholders	$(0.19)	$(0.19)	$—	$—	$0.32	$0.32

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
Common Partnership Unit and Preferred Mirror Units
The Operating Partnership issues partnership units to the Parent Company in exchange for the contribution of the net proceeds of any equity security issuance by the Parent Company. The number and terms of such partnership units correspond to the number and terms of the related equity securities issued by the Parent Company. In addition, the Operating Partnership may also issue separate classes of partnership units. Historically, the Operating Partnership has had the following types of partnership units outstanding (i) Preferred Partnership Units which have been issued to parties other than the Parent Company (ii) Preferred Mirror Partnership Units which have been issued to the Parent Company and (iii) Common Partnership Units which include both interests held by the Parent Company and those held by other limited partners. Each of these interests is described in more detail below.
Preferred Mirror Partnership Units
In exchange for the proceeds received in corresponding offerings by the Parent Company of preferred shares of beneficial interest, the Operating Partnership has issued to the Parent Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Parent Company.
On December 30, 2003, the Operating Partnership issued 2,000,000 Series D Preferred Mirror Units to the Parent Company in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50.0 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of the Parent Company are redeemed, which may occur at the option of the Parent Company at any time on or after December 30, 2009, then an equivalent number of Series D Preferred Mirror Units will be redeemed.
On February 27, 2004, the Operating Partnership issued 2,300,000 Series E Preferred Mirror Units to the Parent Company in exchange for its contribution of the net proceeds of its Series D Preferred Shares. The 2,300,000 Series E Preferred Mirror Units outstanding have an aggregate liquidation preference of $57.5 million, or $25.00 per unit. Cumulative distributions on the Series E Preferred Mirror Units are payable quarterly at an annualized rate of 7.375% of the liquidation preference. In the event that any of the Series D Preferred Shares of the Parent Company are redeemed, which may occur at the option of the Parent Company at any time on or after February 27, 2009, then an equivalent number of Series E Preferred Mirror Units will be redeemed.

Common Partnership Units (Redeemable and General)
The Operating Partnership has three classes of Common Partnership Units: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties, (ii) Class F (2010) Limited Partnership Interest which is held by one outside third party and (iii) General Partnership Interests which are held by the Parent Company (collectively, the Class A Limited Partnership Interest, Class F (2010) Limited Partnership Interest and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units, provided, however, that the Class F (2010) Units do not begin to accrue distributions and are not entitled to allocations of income or loss prior to August 5, 2011.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2010, 2009 and 2008, which was $11.65, $11.40, $7.71, respectively. As of December 31, 2010 and 2009 2,791,640 and 2,809,108 of Class A Units, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
The Operating Partnership issued the 7,111,112 Class F (2010) Units on August 5, 2010 in connection with its acquisition of Three Logan Square. The Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date ($11.54) less $0.60 to reflect that these units do not begin to accrue a dividend prior to the first anniversary of their issuance. The Class F (2010) Units are issued subject to redemption at the option of the holders after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common share (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares. The redemption value of these Class F (2010) Units and the other redeemable limited partnership units are presented in the mezzanine section of the Operating Partnership’s balance sheet because they can be redeemed in cash or with the Parent Company’s common shares.
On December 2, 2010, the Operating Partnership declared a distribution of $0.15 per Class A common unit, totaling $20.3 million, which was paid on January 20, 2011 to unitholders of record as of January 6, 2011.
On December 2, 2010, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of December 30, 2010. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 18, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
From the inception of the Offering Program in March 2010 through December 31, 2010, the Parent Company has contributed net proceeds of $70.8 million from the sale of 5,742,268 common shares to the Operating Partnership in exchange for the issuance of 5,742,268 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Share Repurchases
The Parent Company did not purchase any shares during the year-ended December 31, 2010 and accordingly, during the year ended December 31, 2010, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

15. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION
Stock Options
At December 31, 2010, the Company had 3,116,611 options outstanding under its shareholder approved equity incentive plan. There were 1,731,883 options unvested as of December 31, 2010 and $1.6 million of unrecognized compensation expense associated with these options to be recognized over a weighted average period of 1.3 years. During the years ended December 31, 2010, 2009, and 2008, the Company recognized $1.0 million, $0.6 million, and $0.3 million, respectively, of compensation expense included in general and administrative expense related to unvested options. The Company has also capitalized nominal amounts of compensation expense for the said periods as part of the Company’s review of employee salaries eligible for capitalization.
Option activity as of December 31, 2010 and changes during the year ended December 31, 2010 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2010	2,404,567	$15.48	8.38	$(9,816,670)
Granted	724,805	11.31	9.18	246,434
Exercised	(12,761)	2.91

Outstanding at December 31, 2010	3,116,611	$14.56	7.81	$(9,080,625)

Vested/Exercisable at December 31, 2010	1,384,728	$17.63	7.14	$(8,132,783)
The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the years ended December 31, 2010 and 2009:

Grant Date	March 4, 2010		April 1, 2009

Risk-free interest rate	3.03%		2.20%
Dividend yield	6.53%		23.64%
Volatility factor	46.89%		40.99%
Weighted-average expected life	7	yrs	7	yrs

	Years ended December 31,
	2009			2008
			Weighted			Weighted
			Average			Average
		Weighted	Remaining		Weighted	Remaining
		Average	Contractual		Average	Contractual
		Exercise	Term		Exercise	Term
	Shares	Price	(in Years)	Shares	Price	(in Years)

Outstanding at beginning of year	1,754,648	$20.41	8.77	1,070,099	$26.13	0.54
Granted	676,491	2.91	9.25	1,824,594	20.61	8.61
Forfeited/Expired	(26,572)	20.61	—	(1,140,045)	26.10	—

Outstanding at end of year	2,404,567	$15.48	8.38	1,754,648	$20.41	0.54

Vested/Exercisable at end of year	616,119	$20.03	7.54	1,754,648	$14.71	1.83

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees vest in employer contributions over a three-year service period. The Company contributions were $0.3 million in 2010, $0.2 million in 2009 and $0.6 million in 2008.
Restricted Share Awards
As of December 31, 2010, 851,278 restricted shares were outstanding and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2010 was approximately $4.3 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.4 years. The Company recognized compensation expense related to outstanding restricted shares of $4.0 million during the year ended December 31, 2010, of which $0.9 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2009 and 2008, the Company recognized $3.2 million (of which $0.8 million was capitalized) and $3.0 million, respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.
The following table summarizes the Company’s restricted share activity during the year ended December 31, 2010:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2010	708,580	$9.69
Granted	240,302	11.56
Vested	(95,796)	20.46
Forfeited	(1,808)	19.47

Non-vested at December 31, 2010	851,278	$10.75

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
If, based on an industry-based index at the end of the measurement period, the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers then the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant’s base units.
The fair values of the 2010 and 2009 awards on the grant dates were $2.0 million and $1.1 million, respectively, and are being amortized over the three year cliff vesting period. On the date of each grant, the awards were valued using a Monte Carlo simulation. During the year ended December 31, 2010, the Company recognized total compensation expense for both the 2010 and 2009 awards of $0.6 million and $0.4 million, respectively, related to this plan of which nominal amounts were capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the year ended December 31, 2009, the Company recognized total compensation expense for the 2009 award of $0.3 million related to this plan of which a nominal amount was also capitalized.

Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.4 million, $0.9 million and $1.0 million, respectively, of compensation expense related to the outperformance program; $0.1 million remains to be recognized as compensation expense as of December 31, 2010.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2010 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2010, employees made purchases of $0.5 million under the ESPP and the Company recognized $0.2 million of compensation expense related to the ESPP. During the year ended December 31, 2009, employees made purchases of $0.4 million under the ESPP and the Company recognized $0.3 million of compensation expense related to the ESPP. During the year ended December 31, 2008, employees made purchases of $0.6 million under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants’ selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the years ended December 31, 2010 and 2009, the Company recorded a net increase in compensation costs of $1.0 million and $1.5 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan. For the year ended December 31, 2008, the Company recorded a net reduction in compensation cost of $2.8 million in connection with the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a future funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the years ended December 31, 2010 and 2009, the Company recorded a net reduction in compensation cost of $1.0 million and $1.8 million, respectively and net increase in compensation cost of $2.7 million during the year ended December 31, 2008, in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2010 and 2009, 0.3 million of such shares were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

16. PREFERRED SHARES
In 2003, the Parent Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million. The Series C Preferred Shares are perpetual. On or after December 30, 2008, the Parent Company, at its option, may redeem the Series C Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. See Note 14 for related discussion.
In 2004, the Parent Company issued 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) for net proceeds of $55.5 million. The Series D Preferred Shares are perpetual. On or after February 27, 2009, the Parent Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. The Parent Company could not redeem Series D Preferred Shares before February 27, 2009 except to preserve its REIT status. See Note 14 for related discussion.
17. DISTRIBUTIONS

	Years ended December 31,
	2010	2009	2008
Common Share Distributions:
Ordinary income	$0.60	$0.60	$1.53
Capital gain	—	—	0.11
Non-taxable distributions	—	—	0.12

Distributions per share	$0.60	$0.60	$1.76

Percentage classified as ordinary income	100.0%	100.0%	86.9%
Percentage classified as capital gain	0.0%	0.0%	6.3%
Percentage classified as non-taxable distribution	0.0%	0.0%	6.8%

Preferred Share Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000
18. TAX CREDIT TRANSACTIONS
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

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions made amounting to $61.4 million as of December 31, 2010 and $34.0 million as of December 31, 2009 are presented within deferred income in the Company’s consolidated balance sheet. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.1 million and $1.1 million at December 31, 2010 and December 31, 2009, respectively. The Company anticipates that beginning in September 2011 it will recognize the cash received as revenue net of allocated expenses over the five year tax credit recapture period as defined in the Internal Revenue Code with other income (expense) in its consolidated statements of operations. The Company also expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred costs at December 31, 2010 and 2009 are $4.3 million and $2.4 million, respectively, and are included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $1.1 million for year-ended December 31, 2010.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at December 31, 2010 and December 31, 2009. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at December 31, 2010 and 2009 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2010 (in thousands):

	Unrealized Gains	Cash Flow	Accumulated Other
Parent Company	(Losses) on Securities	Hedges	Comprehensive Loss

Balance at January 1, 2008	(257)	(1,628)	(1,885)
Change during year	—	(15,288)	(15,288)
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	(9)	(16,996)	(17,005)
Change during year	—	7,395	7,395
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	290	290
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other	—	491	491
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)

Balance at December 31, 2009	$(9)	$(9,129)	$(9,138)
Change during year	—	7,320	7,320
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(155)	(155)
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28

Balance at December 31, 2010	$(9)	$(1,936)	$(1,945)

	Unrealized Gains	Cash Flow	Accumulated Other
Operating Partnership	(Losses) on Securities	Hedges	Comprehensive Loss

Balance at January 1, 2008	(257)	(1,628)	(1,885)
Change during year	—	(15,288)	(15,288)
Reclassification adjustments for (gains) losses reclassified into operations	248	(80)	168

Balance at December 31, 2008	(9)	(16,996)	(17,005)
Change during year	—	7,395	7,395
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other			—
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)

Balance at December 31, 2009	$(9)	$(9,419)	$(9,428)
Change during year		7,320	7,320
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28

Balance at December 31, 2010	$(9)	$(2,071)	$(2,080)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable. During the year ended December 31, 2008, the Company reclassified approximately $(0.5) million to interest expense associated with treasury lock agreements and forward starting swaps previously settled.

20. SEGMENT INFORMATION
As of December 31, 2010, the Company manages its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD) (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas, and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties in the City of Philadelphia, Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
As a result of the acquisition of Three Logan Square and the placement in service of the IRS Philadelphia Campus and the Cira South Garage, the Company added the Philadelphia CBD segment during the third quarter of the current year. The Philadelphia CBD includes Three Logan Square, the IRS Philadelphia Campus, the Cira South Garage and certain other properties in Philadelphia, PA that were previously included in the Pennsylvania segment. The results of prior periods have been restated to conform to the current year presentation.

Segment information for the three years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Pennsylvania	Philadelphia	Metropolitan,	New Jersey	Richmond,
	Suburbs	CBD	D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
2010:
Real estate investments, at cost:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress								33,322	$33,322
Land inventory								110,055	$110,055

Total revenue	153,166	92,110	137,923	94,240	36,032	32,049	22,552	(1,175)	566,897
Property operating expenses, real estate taxes and third party management expenses	59,326	37,899	48,321	46,998	14,011	13,402	11,853	(1,349)	230,461

Net operating income	$93,840	$54,211	$89,602	$47,242	$22,021	$18,647	$10,699	$174	$336,436

2009:
Real estate investments, at cost:
Operating properties	$1,219,391	$490,602	$1,372,213	$605,181	$301,474	$268,806	$254,951	$—	$4,512,618
Construction-in-progress	—	—	—	—	—	—	—	271,962	271,962
Land inventory	—	—	—	—	—	—	—	97,368	97,368

Total revenue	158,416	73,534	140,438	98,971	36,201	31,311	29,282	6,905	575,058
Property operating expenses, real estate taxes and third party management expenses	56,511	31,479	52,899	45,916	13,871	14,300	14,735	549	230,260

Net operating income	$101,905	$42,055	$87,539	$53,055	$22,330	$17,011	$14,547	$6,356	$344,798

2008:
Real estate investments, at cost:
Operating properties	$1,232,559	$486,071	$1,387,717	$682,232	$300,576	$267,436	$251,729	$—	$4,608,320
Construction-in-progress	—		—	—	—	—	—	122,219	122,219
Land inventory	—		—	—	—	—	—	100,516	100,516

Total revenue	160,107	76,502	138,339	100,027	36,944	33,598	29,590	5,825	580,932
Property operating expenses, real estate taxes and third party management expenses	53,036	32,497	50,876	45,482	13,294	15,630	13,167	617	224,599

Net operating income	$107,071	$44,005	$87,463	$54,545	$23,650	$17,968	$16,423	$5,208	$356,333

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

	Year Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Consolidated net operating income	$336,436	$344,798	$356,333
Less:
Interest expense	(132,640)	(135,740)	(146,646)
Deferred financing costs	(3,770)	(5,864)	(5,450)
Depreciation and amortization	(212,775)	(205,863)	(199,447)
Administrative expenses	(23,306)	(20,821)	(23,002)
Provision for impairment on land inventory	—	—	(10,841)
Recognized Hedge Activity	—	(916)	—
Plus:
Interest income	3,222	2,499	1,839
Equity in income of real estate ventures	5,305	4,069	8,447
Gain (loss) on early extinguishment of debt	(2,110)	23,177	18,105

Income (loss) from continuing operations	(29,638)	5,339	(662)
Income from discontinued operations	12,032	2,750	39,187

Net income (loss)	$(17,606)	$8,089	$38,525

21. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2010 are as follows (in thousands):

Year	Minimum Rent
2011	$552,109
2012	487,290
2013	429,763
2014	372,185
2015	313,411
Thereafter	1,062,209
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

Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $13.2 million and $12.8 million at December 31, 2010 and 2009, respectively. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at December 31, 2010 are as follows (in thousands):

2011	$1,818
2012	1,818
2013	1,818
2014	1,909
2015	1,909
Thereafter	289,440
One of the land leases provides for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts, nor any reimbursed expenses.
The Company acquired ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease will end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate to $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed and determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 706,288 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2010, the Company has a balance of $1.2 million for this liability in its consolidated balance sheet.
The Company is currently has been audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company intends to appeal the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.

As part of the Company’s 2006 acquisition of Prentiss Properties Trust (the “Prentiss acquisition”) and the TRC acquisition in 2004, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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
During 2008, in connection with the development of the IRS Philadelphia Campus and the Cira South Garage, the Company entered into a historic tax credit and a new market tax credit arrangement (see Note 18), respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
23. SUBSEQUENT EVENT
On January 20, 2011, the Company closed on a $9.3 million purchase of a parcel of land in Philadelphia, Pennsylvania. The Company funded the cost of this acquisition with available corporate cash and a draw on its Credit Facility. The Company will contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture will be formed to construct a mixed-use development property in the city of Philadelphia.

24. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2010:
Total revenue	$141,434	$135,840	$141,879	$147,744
Net loss	(399)	(5,600)	(6,616)	(4,991)
Net loss allocated to Common Shares	(348)	(5,441)	(6,437)	(4,848)

Basic earnings per Common Share	$(0.02)	$(0.06)	$(0.06)	$(0.05)
Diluted earnings per Common Share	$(0.02)	$(0.06)	$(0.06)	$(0.05)

2009:
Total revenue	$144,958	$140,388	$144,824	$144,888
Net income (loss)	(873)	5,781	7,309	(4,127)
Income (loss) allocated to Common Shares	(778)	5,614	7,148	(3,957)

Basic earnings per Common Share	$(0.03)	$0.03	$0.04	$(0.05)
Diluted earnings per Common Share	$(0.03)	$0.03	$0.04	$(0.05)

(a)
During the fourth quarter of 2010, the Company recorded an adjustment to depreciation and amortization expense of $1.7 million related to prior years and prior quarters for completed projects that were not closed out of our job cost system in a timely manner resulting in the understatement of depreciation expense in the prior years and prior quarters. The adjustment related to different quarters during the year and resulted in the understatement of net losses of the affected quarters. Understatement of depreciation expense for the first, second, and third quarters of the current year amounted to $0.4 million, $0.3 million, and $0.5 million, respectively. In addition, the Company recorded other adjustments in prior quarters of 2010. In aggregate, all adjustments including the aforementioned adjustments understated or (overstated) the reported net loss by ($0.5) million in the third quarter; and $0.4 million and $0.2 million for the first and second quarters, respectively. See also the disclosure under the caption depreciation and amortization in Note 2. As the Company had concluded that these errors, both individually and in aggregate, were not material to prior years’ consolidated financial statements and the impact of correcting this error in the current year is not material to the Company’s full year consolidated financial statements, the Company recorded the related adjustments in the current year.

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations. See Note 2 and Note 10.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance
	Beginning			at End
Description	of Period	Additions	Deductions (1)	of Period
Allowance for doubtful accounts:

Year ended December 31, 2010	$16,363	$763	$1,904	$15,222

Year ended December 31, 2009	$15,474	$2,596	$1,707	$16,363

Year ended December 31, 2008	$10,162	$6,900	$1,588	$15,474

(1)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2010
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2010
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
Property Name	City	State	December 31, 2010	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2010 (b)	Construction	Acquired	Life
PENNSYLVANIA SUBURBS

400 Berwyn Park	Berwyn	PA	—	2,657	4,462	14,128	2,657	18,591	21,247	6,019	1999	1999	40
300 Berwyn Park	Berwyn	PA	10,045	2,206	13,422	2,636	2,206	16,059	18,264	5,939	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,046	2,611	15,491	18,102	5,098	1984	1999	40
1200 Swedesford Road	Berwyn	PA	2,597	2,595	11,809	3,369	2,595	15,178	17,773	2,887	1994	2001	40
200 Berwyn Park	Berwyn	PA	7,107	1,533	9,460	2,303	1,533	11,763	13,296	4,789	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,276	2,086	9,618	11,704	2,839	1987	2001	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,127	1,781	8,251	10,032	2,441	1986	2001	40
100 Berwyn Park	Berwyn	PA	5,469	1,180	7,290	1,378	1,180	8,668	9,848	3,335	1986	1997	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	(0)	1,695	6,779	8,474	1,652	1997	2001	40
980 Harvest Drive	Blue Bell	PA	—	3,304	16,960	(484)	3,304	16,476	19,780	4,815	1988	2002	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	854	1,671	7,460	9,131	2,746	1990	1998	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(127)	1,208	6,470	7,677	2,733	1990	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	392	1,689	7,148	8,837	2,675	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	555	4,241	17,134	21,375	5,922	1988	1998	40
429 Creamery Way	Exton	PA	—	1,368	5,471	399	1,368	5,871	7,238	1,391	1996	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	1,135	1,195	5,914	7,109	1,380	1999	2001	40
440 Creamery Way	Exton	PA	—	982	3,927	1,976	982	5,903	6,885	1,852	1991	2001	40
467 Creamery Way	Exton	PA	—	906	3,623	1,365	906	4,988	5,894	1,422	1988	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	675	994	4,653	5,647	1,242	1991	2001	40
442 Creamery Way	Exton	PA	—	894	3,576	684	894	4,260	5,154	1,248	1991	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	1,129	1997	2001	40
457 Creamery Way	Exton	PA	—	777	3,107	1,020	777	4,127	4,904	855	1990	2001	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	436	806	3,692	4,498	1,511	1990	1996	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	635	2,499	3,135	1,073	1987	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	99	527	2,211	2,737	1,015	1990	1996	40
481 John Young Way	Exton	PA	—	496	1,983	14	496	1,997	2,493	487	1997	2001	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	331	1996	2001	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	3,178	1,303	8,366	9,669	2,064	1990	1996	40
One Progress Drive	Horsham	PA	—	1,399	5,629	225	1,399	5,855	7,253	2,498	1986	1996	40
640 Freedom Business Center	King of Prussia	PA	—	4,222	16,891	2,726	4,222	19,617	23,839	7,283	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,124	4,486	19,068	23,553	4,865	1999	2001	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	11,784	2,636	16,012	18,648	3,867	2000	2000	40
620 Freedom Business Center	King of Prussia	PA	—	2,770	11,014	3,306	2,770	14,320	17,090	5,701	1986	1998	40
1000 First Avenue	King of Prussia	PA	—	2,772	10,936	3,206	2,772	14,142	16,914	5,157	1980	1998	40
1060 First Avenue	King of Prussia	PA	—	2,712	10,953	2,437	2,712	13,390	16,102	4,592	1987	1998	40
630 Freedom Business Center	King of Prussia	PA	—	2,773	11,144	1,096	2,773	12,240	15,013	4,580	1989	1998	40
1020 First Avenue	King of Prussia	PA	—	2,168	8,576	4,117	2,168	12,693	14,861	4,487	1984	1998	40
1040 First Avenue	King of Prussia	PA	—	2,860	11,282	697	2,860	11,978	14,839	4,224	1985	1998	40
610 Freedom Business Center	King of Prussia	PA	—	2,017	8,070	1,139	2,017	9,210	11,226	3,201	1985	1998	40
650 Park Avenue	King of Prussia	PA	—	1,916	4,378	2,048	1,916	6,425	8,342	2,731	1968	1998	40
500 North Gulph Road	King of Prussia	PA	—	1,303	5,201	1,667	1,303	6,868	8,171	2,705	1979	1996	40
741 First Avenue	King of Prussia	PA	—	1,287	5,151	12	1,287	5,162	6,450	1,875	1966	1998	40
875 First Avenue	King of Prussia	PA	—	618	2,473	3,241	618	5,714	6,332	2,243	1966	1998	40
751-761 Fifth Avenue	King of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,599	1967	1998	40
600 Park Avenue	King of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	1,563	1964	1998	40
620 Allendale Road	King of Prussia	PA	—	1,020	3,839	503	1,020	4,342	5,362	1,513	1961	1998	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,480	439	1,912	2,351	504	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	1,644	4,152	18,250	22,402	4,900	1988	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,878	2,729	12,793	15,522	3,721	1984	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,334	849	4,727	5,576	1,308	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,344	488	3,873	4,361	1,162	2000	2000	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	179	473	2,071	2,544	520	1985	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	110	324	1,405	1,729	322	1984	2001	40
14 Campus Boulevard	Newtown Square	PA	6,588	2,244	4,217	1,514	2,244	5,731	7,975	1,969	1998	1998	40
11 Campus Boulevard	Newtown Square	PA	4,519	1,112	4,067	1,053	1,112	5,119	6,232	1,633	1998	1999	40
17 Campus Boulevard	Newtown Square	PA	4,601	1,108	5,155	(940)	1,108	4,216	5,323	895	2001	1997	40
15 Campus Boulevard	Newtown Square	PA	4,701	1,164	3,896	229	1,164	4,125	5,289	891	2002	2000	40
18 Campus Boulevard	Newtown Square	PA	3,541	787	3,312	392	787	3,704	4,491	1,657	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	14,225	6,199	30,356	36,554	7,886	2001	2000	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	3,701	4,373	28,247	32,620	2,478	2007	N/A	40
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	1,638	3,652	16,926	20,578	3,772	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	2,123	3,558	16,866	20,424	3,976	1988	2002	40
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	2,120	3,651	16,633	20,285	4,341	1987	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,099	3,572	15,534	19,106	3,745	1990	2002	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,254	1,104	5,881	6,985	2,668	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,422	662	4,149	4,810	1,868	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	410	685	3,183	3,868	1,335	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	307	482	2,282	2,764	997	1984	1996	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	80	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	11,720	11,897	48,734	60,631	11,913	1983	2004	29
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	18,499	7,323	47,112	54,435	7,757	1998	2004	29
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	24,505	8,609	40,417	49,027	12,851	1973	2004	24

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2010
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2010
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
Property Name	City	State	December 31, 2010	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2010 (b)	Construction	Acquired	Life
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,738	8,949	35,556	44,505	10,167	2001	2004	25
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	10,095	5,705	31,186	36,891	7,740	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	2,228	6,578	27,680	34,259	5,640	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,601	4,791	19,544	24,335	4,672	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,143	3,942	16,622	20,564	3,806	1998	2004	29
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,541	2,567	11,885	14,452	2,243	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,221	2,509	11,374	13,882	2,666	1983	2004	25
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	2,218	6,251	27,426	33,678	4,127	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	—	3,557	14,866	18,423	1,939	1999	2005	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	1,482	2,729	12,398	15,128	2,517	1998	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,630	2,178	10,342	12,520	2,089	1985	2003	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,196	1,872	8,685	10,557	1,824	1984	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	358	1,350	5,758	7,109	1,113	1998	2003	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,204	1989	1997	40

PHILADELPHIA CBD

2970 Market Street	Philadelphia	PA	208,366	22,430	226,078	—	22,430	226,078	248,508	2,039	2010	2007	40
2929 Arch Street	Philadelphia	PA	—	—	208,570	18,289	—	226,859	226,859	46,937	2005	N/A	40
130 North 18th Street	Philadelphia	PA	60,000	14,496	107,736	10,115	14,473	117,874	132,347	24,106	1998	2004	23
100 North 18th Street	Philadelphia	PA	89,800	16,066	100,255	5,161	16,066	105,416	121,482	21,743	1988	2004	33
1717 Arch Street	Philadelphia	PA	—	—	98,188	(1)	—	98,187	98,187	2,056	1990	2010	40
2930 Chestnut Street	Philadelphia	PA	46,335	—	77,968	2	—	77,970	77,970	629	2010	N/A	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,249	628	5,349	5,977	1,503	Various	1998	40

METROPOLITAN WASHINGTON, D.C.

11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	3,873	3,904	20,462	24,365	3,585	1987	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	349	2,863	12,375	15,239	1,695	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(1,127)	2,321	9,930	12,251	1,290	1987	2006	46
7101 Wisconsin Avenue	Bethesda	MD	—	9,634	48,402	4,639	9,816	52,859	62,675	7,833	1975	2006	45
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	8,736	—	46,157	46,157	6,499	1981	2006	50
11740 Beltsville Drive	Bethesda	MD	—	198	870	42	202	908	1,110	125	1987	2006	46
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	1,872	3,842	24,696	28,538	3,179	1985	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	(494)	3,307	19,281	22,588	2,894	1982	2006	40
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	305	1,599	12,257	13,856	1,508	1988	2006	52
3130 Fairview Park Drive	Falls Church	VA	—	6,576	51,605	4,317	6,700	55,798	62,498	6,542	1999	2006	53
3141 Fairview Park Drive	Falls Church	VA	—	5,918	40,981	7,931	7,081	47,750	54,830	5,239	1988	2006	51
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,370	16,129	83,965	100,094	14,093	1987	2006	40
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	19,687	11,082	66,977	78,059	5,133	2007	N/A	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	(742)	8,782	51,133	59,914	5,562	1999	2006	55
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	5,232	10,365	49,109	59,473	7,504	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,484	8,348	49,878	58,227	7,398	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	42	11,472	45,935	57,407	4,788	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	3,713	7,417	49,916	57,333	6,240	1990	2006	50
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	640	7,373	39,716	47,089	5,938	1997	2006	55
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	87	5,795	38,529	44,324	4,310	2000	2006	54
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(1,766)	4,809	32,328	37,137	3,333	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(1,369)	3,866	17,924	21,790	2,054	1989	2006	46
1676 International Drive	Mclean	VA	63,037	18,437	97,538	1,369	18,785	98,559	117,344	10,860	1999	2006	55
8260 Greensboro Drive	Mclean	VA	33,470	7,952	33,964	(41)	8,102	33,773	41,875	3,690	1980	2006	52
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	155	6,281	28,152	34,433	3,072	1985	2006	52
2273 Research Boulevard	Rockville	MD	13,371	5,167	31,110	2,405	5,237	33,445	38,682	5,054	1999	2006	45
2275 Research Boulevard	Rockville	MD	13,367	5,059	29,668	2,390	5,154	31,963	37,117	4,426	1990	2006	45
2277 Research Boulevard	Rockville	MD	12,407	4,649	26,952	634	4,733	27,502	32,235	3,405	1986	2006	45
1900 Gallows Road	Vienna	VA	—	7,797	47,817	2,784	7,944	50,454	58,398	5,020	1989	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	(357)	4,397	30,446	34,844	3,891	1984	2006	51

NEW JERSEY/DELAWARE

220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	1,073	2,144	9,871	12,015	2,831	1988	2001	40
457 Haddonfield Road	Cherry Hill	NJ	11,532	2,142	9,120	190	2,142	9,310	11,452	3,949	1990	1996	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,018	2,069	9,293	11,362	2,205	1989	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	1,338	1,645	7,918	9,562	1,930	1986	2001	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	538	1,345	5,904	7,249	2,131	1980	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	453	769	3,508	4,277	1,285	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	118	244	1,089	1,333	418	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	68	231	988	1,220	401	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	361	1986	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	37	183	763	946	302	1974	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	24	185	754	939	287	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	76	93	440	533	168	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	31	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	21	1968	1997	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2010
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2010
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
Property Name	City	State	December 31, 2010	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2010 (b)	Construction	Acquired	Life
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	4,597	5,118	23,640	28,757	8,322	1989	1998	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,457	3,850	16,110	19,960	3,146	1984	2003	40
997 Lenox Drive	Lawrenceville	NJ	8,190	2,410	9,700	4,729	2,540	14,299	16,839	4,672	1987	1998	40
993 Lenox Drive	Lawrenceville	NJ	9,356	2,811	17,996	(5,366)	2,960	12,481	15,441	4,752	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	1,060	1,071	14,027	15,098	1,177	2007	N/A	40
2000 Lenox Drive	Lawrenceville	NJ	10,286	2,291	12,221	(532)	2,684	11,296	13,980	3,019	2000	2000	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	12,081	1,134	10,947	12,081	1,213	1977	1999	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	2,355	1982	2002	40
525 Lincoln Drive West	Marlton	NJ	—	3,727	17,620	801	3,727	18,422	22,148	4,385	1986	2004	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	1,171	2,074	9,586	11,660	3,887	1987	1997	40
Three Greentree Centre	Marlton	NJ	—	323	6,024	225	324	6,249	6,572	4,773	1984	1986	40
30 Lake Center Drive	Marlton	NJ	—	1,043	4,171	530	1,043	4,702	5,744	1,346	1986	2001	40
Two Eves Drive	Marlton	NJ	—	818	3,461	157	818	3,618	4,436	1,450	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	489	703	3,308	4,011	1,280	1986	1997	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	422	588	2,790	3,379	1,128	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	142	539	2,310	2,849	947	1987	1997	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	567	1,644	7,230	8,873	2,415	1976	1998	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	369	657	3,042	3,700	1,059	1975	1998	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,361	3,569	16,797	20,366	5,908	1984	1998	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,494	3,206	14,351	17,557	5,786	1990	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,819	3,061	14,073	17,134	5,609	1991	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	3,766	2,061	11,945	14,007	4,431	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	873	2,297	10,161	12,458	3,954	1988	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	10,243	2,202	8,823	239	2,203	9,062	11,264	3,508	1989	1997	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	628	1,736	7,505	9,241	2,552	1986	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	933	1,565	7,276	8,840	2,384	1981	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,431	1,421	7,198	8,620	2,731	1980	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	717	1,494	6,771	8,265	2,384	1979	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	408	1,518	6,562	8,080	2,279	1982	1998	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	—	934	6,650	7,583	1,439	2005	2000	40
9000 Midlantic Drive	Mt. Laurel	NJ	5,666	1,472	5,895	95	1,472	5,990	7,462	2,375	1989	1997	40
161 Gaither Drive	Mt Laurel	NJ	—	1,016	4,064	813	1,016	4,877	5,893	1,399	1987	2001	40
4000 Midlantic Drive	Mt. Laurel	NJ	3,953	714	5,085	(1,408)	714	3,677	4,391	1,604	1998	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	253	636	2,837	3,473	1,003	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	360	611	2,785	3,397	991	1986	1998	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	1,167	2,528	10,387	12,915	2,615	1997	2002	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	1,508	1998	2002	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	468	1,160	5,101	6,261	1,988	1989	1997	40
Main Street — Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,051	2,732	13,992	16,725	5,582	1988	1997	40
Main Street — Piazza	Voorhees	NJ	—	696	2,802	16	696	2,818	3,514	1,184	1990	1997	40
Main Street — Promenade	Voorhees	NJ	—	531	2,052	100	532	2,151	2,683	860	1988	1997	40
920 North King Street	Wilmington	DE	—	6,141	21,140	1,192	6,141	22,332	28,473	5,472	1989	2004	30
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,408	6,369	16,147	22,515	4,759	1989	2004	23
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	3,711	2,802	14,928	17,730	1,634	1987	2001	40
One Righter Parkway	Wilmington	DE	8,820	2,545	10,195	4,764	2,545	14,959	17,504	6,324	1989	1996	40

RICHMOND

4364 South Alston Avenue	Durham	NC	—	1,622	6,419	910	1,581	7,370	8,951	2,947	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,373	1,640	7,940	9,580	2,860	1996	1998	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,024	1,069	5,305	6,374	2,010	1980	1998	40
300 Arboretum Place	Richmond	VA	11,749	5,450	21,892	3,518	5,450	25,411	30,860	8,644	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	985	4,925	20,428	25,353	1,757	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	350	4,922	19,789	24,711	1,709	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	1,528	4,552	19,942	24,494	2,491	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	1,754	2,917	13,209	16,125	3,153	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	792	2,824	11,838	14,663	1,227	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,854	2,482	11,700	14,182	4,058	1976	1998	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	502	2,594	10,629	13,223	955	1999	2007	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	315	2,599	10,461	13,060	899	1998	2007	40
6806 Paragon Place	Richmond	VA	—	—	10,288	827	403	10,712	11,115	2,033	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	828	1,857	8,530	10,387	3,077	1991	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,815	1,202	6,636	7,837	2,557	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	3,236	1,362	5,489	552	1,362	6,041	7,403	2,097	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	885	391	6,295	6,686	1,551	2001	1998	40
9200 Arboretum Parkway	Richmond	VA	2,743	985	3,973	1,332	985	5,305	6,290	1,594	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	2,658	1,110	4,474	544	1,110	5,018	6,128	1,726	1988	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	430	1,020	4,498	5,517	1,574	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	224	582	2,658	3,239	964	1991	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	782	1993	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	80	530	2,204	2,733	735	1994	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	144	512	2,193	2,705	781	1989	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	157	502	2,170	2,673	774	1985	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	15	507	2,049	2,556	711	1986	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2010
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2010
						Net
						Improvements				Accumulated
						(Retirements)				Depreciation at
			Encumberances at		Building and	Since		Building and		December 31,	Year of	Year	Depreciable
Property Name	City	State	December 31, 2010	Land	Improvements	Acquisition	Land	Improvements	Total (a)	2010 (b)	Construction	Acquired	Life
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	637	1987	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	173	423	1,868	2,291	687	1985	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	273	356	1,700	2,056	602	1982	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	98	387	1,650	2,037	579	1983	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	185	353	1,601	1,954	629	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	106	281	1,231	1,512	424	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	264	1,069	1,333	370	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	0	1,256	—	1,256	—	NA	2007	N/A

CALIFORNIA

5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,297	7,516	25,761	33,277	2,973	1999	2006	55
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	1,761	3,955	12,697	16,652	1,725	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,654	2,999	10,892	13,891	1,436	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,374	2,256	9,600	11,856	1,502	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,038	3,499	6,878	10,376	1,199	1991	2006	39
1200 Concord Avenue	Concord	CA	17,245	6,395	24,664	(2,737)	6,515	21,806	28,322	3,459	1984	2006	34
1220 Concord Avenue	Concord	CA	17,249	6,476	24,966	(4,211)	6,476	20,755	27,230	3,106	1984	2006	34
155 Grand Avenue	Oakland	CA	—	13,556	54,266	4,053	13,556	58,319	71,875	5,646	1990	2007	40
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,841	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	(0)	4,342	—	4,342	—	N/A	2006	N/A
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,643	3,154	17,364	20,518	2,163	2002	2006	56

AUSTIN

1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	4,042	5,250	41,872	47,122	5,599	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	309	4,250	41,476	45,727	5,533	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	1,384	3,605	35,664	39,269	5,872	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	(2,195)	3,768	32,647	36,414	3,207	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	862	3,366	32,331	35,697	3,838	2001	2006	55
3711 South Mopac Expressway - II	Austin	TX	—	1,688	19,229	4,287	1,688	23,516	25,204	2,512	2007	2006	40
3711 South Mopac Expressway - I	Austin	TX	—	1,688	21,011	1,878	1,688	22,893	24,581	1,154	2007	2006	40

	Total:		$712,246	$686,908	$3,700,183	$447,020	$697,724	$4,136,387	$4,834,111	$776,078

(a)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2008 to December 31, 2010 (in thousands):

	2010	2009	2008
Balance at beginning of year	$4,512,618	$4,608,320	$4,825,747

Additions:
Acquisitions	102,475	—	122
Capital expenditures	336,281	80,506	247,345

Less:
Dispositions	(117,263)	(176,208)	(464,894)

Balance at end of year	$4,834,111	$4,512,618	$4,608,320

The aggregate cost for federal income tax purposes is $4.5 billion as of December 31, 2010
(b)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2008 to December 31, 2010 (in thousands):

	2010	2009	2008
Balance at beginning of year	$716,957	$639,688	$558,908

Additions:
Depreciation expense — continuing operations	133,740	141,309	144,631
Depreciation expense — discontinued operations	1,554	6,494	6,494

Less:
Dispositions	(76,173)	(70,534)	(70,345)

Balance at end of year	$776,078	$716,957	$639,688