Form 10-Q
period 2011-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2011-05-04
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
A total of 135,341,358 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of May 2, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2011 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned a 93.1% interest in the Operating Partnership. The remaining 6.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:
•	consolidated financial statements;
•	Parent Company’s and Operating Partnership’s Equity; and
•	Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.

Page

PART I — FINANCIAL INFORMATION

Item 1. Brandywine Realty Trust

Financial Statements of Brandywine Realty Trust (unaudited)

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	5

Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010	6

Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2011 and 2010	7

Consolidated Statements of Equity for the three-month periods ended March 31, 2011 and 2010	8

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010	9

Brandywine Operating Partnership, L.P.

Financial Statements of Brandywine Operating Partnership, L.P. (unaudited)

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	10

Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010	11

Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2011 and 2010	12

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010	13

Notes to Unaudited Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	56

Item 4. Controls and Procedures (Brandywine Realty Trust)	56

Controls and Procedures (Brandywine Operating Partnership, L.P.)	56

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Removed and Reserved	57

Item 5. Other Information	57

Item 6. Exhibits	58

Signatures	59

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	- Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate investments:
Rental properties	$4,858,470	$4,834,111
Accumulated depreciation	(807,631)	(776,078)

Operating real estate investments, net	4,050,839	4,058,033
Construction-in-progress	37,220	33,322
Land inventory	119,901	110,055

Total real estate investments, net	4,207,960	4,201,410

Cash and cash equivalents	249	16,565
Accounts receivable, net	18,411	16,009
Accrued rent receivable, net	99,414	95,541
Investment in real estate ventures, at equity	83,706	84,372
Deferred costs, net	107,918	106,117
Intangible assets, net	92,124	97,462
Notes receivable	19,177	18,205
Other assets	57,760	54,697

Total assets	$4,686,719	$4,690,378

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$707,634	$711,789
Borrowing under credit facilities	197,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,353,094	1,352,657
Accounts payable and accrued expenses	81,760	72,235
Distributions payable	22,699	22,623
Deferred income, gains and rent	115,605	121,552
Acquired below market leases, net	27,550	29,233
Other liabilities	40,657	36,515

Total liabilities	2,728,999	2,712,604
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 134,788,025 and 134,601,796 issued in 2011 and 2010, respectively and 134,759,179 and 134,485,117 outstanding in 2011 and 2010, respectively	1,345	1,343
Additional paid-in capital	2,673,151	2,671,217
Deferred compensation payable in common stock	5,633	5,774
Common shares in treasury, at cost, 28,846 and 116,679 in 2011 and 2010, respectively	(600)	(3,074)
Common shares in grantor trust, 295,852 in 2011 and 291,281 in 2010	(5,633)	(5,774)
Cumulative earnings	482,194	483,439
Accumulated other comprehensive loss	(2,524)	(1,945)
Cumulative distributions	(1,323,889)	(1,301,521)

Total Brandywine Realty Trust’s equity	1,829,720	1,849,502
Non-controlling interests	128,000	128,272

Total equity	1,957,720	1,977,774

Total liabilities and equity	$4,686,719	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended March 31,
	2011	2010
Revenue:
Rents	$121,011	$114,378
Tenant reimbursements	23,121	20,914
Termination fees	568	1,754
Third party management fees, labor reimbursement and leasing	2,753	3,467
Other	1,098	921

Total revenue	148,551	141,434

Operating Expenses:
Property operating expenses	46,155	44,487
Real estate taxes	14,448	12,788
Third party management expenses	1,510	1,412
Depreciation and amortization	51,721	52,102
General and administrative expenses	6,244	6,092

Total operating expenses	120,078	116,881

Operating income	28,473	24,553

Other Income (Expense):
Interest income	441	865
Interest expense	(32,393)	(31,524)
Interest expense — amortization of deferred financing costs	(928)	(1,011)
Equity in income of real estate ventures	1,233	1,296
Net gain on sale of interests in real estate	2,791	—
Loss on early extinguishment of debt	—	(1,192)

Loss from continuing operations	(383)	(7,013)

Discontinued operations:
Income (loss) from discontinued operations	(107)	265
Net gain on disposition of discontinued operations	—	6,349

Total discontinued operations	(107)	6,614

Net loss	(490)	(399)
Net loss (income) from discontinued operations attributable to non-controlling interests — LP units	2	(141)
Net loss attributable to non-controlling interests — LP units	49	192

Net loss attributable to non-controlling interests	51	51

Net loss attributable to Brandywine Realty Trust	(439)	(348)
Distribution to Preferred Shares	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(142)	(128)

Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(2,579)	$(2,474)

Basic loss per Common Share:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	(0.00)	0.05

	$(0.02)	$(0.02)

Diluted loss per Common Share:
Continuing operations	(0.02)	$(0.07)
Discontinued operations	(0.00)	0.05

	$(0.02)	$(0.02)

Basic weighted average shares outstanding	134,577,421	128,767,718
Diluted weighted average shares outstanding	134,577,421	128,767,718
Net loss attributable to Brandywine Realty Trust
Loss from continuing operations	$(334)	$(6,821)
Income (loss) from discontinued operations	(105)	6,473

Net loss	$(439)	$(348)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2011	2010

Net loss	$(490)	$(399)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(613)	1,816
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	22	(15)

Total comprehensive income (loss)	(591)	1,801

Comprehensive income (loss)	(1,081)	1,402

Comprehensive loss attributable to non-controlling interest	63	13

Comprehensive income (loss) attributable to Brandywine Realty Trust	$(1,018)	$1,415

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Three-Month Periods Ended March 31, 2011 and 2010
(unaudited, in thousands, except number of shares)
March 31, 2011

					Number of Rabbi	Common Shares of			Deferred			Accumulated
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Other
	Number of	Preferred	Number of	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Common Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774

Net loss											(439)			(51)	(490)
Comprehensive income												(579)		(12)	(591)
Issuance of Common Shares of Beneficial Interest			188,400			2	2,303								2,305
Equity issuance costs							(104)								(104)
Bonus Share Issuance				(463)	463			12	5	(5)	(6)				6
Vesting of Restricted Stock				(87,370)	9,043		(1,518)	2,462			(800)				144
Restricted Stock Amortization							806								806
Restricted Performance Units Amortization							330								330
Stock Option Amortization							344								344
Outperformance Plan Amortization							54								54
Share Issuance from/to Deferred Compensation Plan			(487)		(4,935)		(16)		(146)	146					(16)
Share Choice Plan Issuance			(1,684)				(55)								(55)
Adjustment to Non-controlling Interest							(210)							210	—
Preferred Share distributions													(1,998)		(1,998)
Distributions declared ($0.15 per share)													(20,370)	(419)	(20,789)

BALANCE, March 31, 2011	4,300,000	$43	134,788,025	28,846	295,852	$1,345	$2,673,151	$(600)	$5,633	$(5,633)	$482,194	$(2,524)	$(1,323,889)	$128,000	$1,957,720

March 31, 2010

					Number of Rabbi	Common Shares of			Deferred			Accumulated
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Other
	Number of	Preferred	Number of	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Common Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	4,300,000	$43	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss											(348)			(51)	(399)
Comprehensive income												1,763		38	1,801
Issuance of Common Shares of Beneficial Interest			1,325,200			13	16,421								16,434
Equity issuance costs							(336)								(336)
Bonus Share Issuance				(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock				(58,286)	8,989		(897)	1,816	103	(103)	(1,145)				(226)
Restricted Stock Amortization							745								745
Restricted Performance Units Amortization							154								154
Stock Option Amortization							190								190
Outperformance Plan Amortization							124								124
Share Issuance from/to Deferred Compensation Plan			(73)		(1,002)				(33)	33					—
Adjustment to Non-controlling Interest							(480)							480	—
Cumulative Effect of Accounting Change for Variable Interest Entities											1,439			(38)	1,401
Preferred Share distributions													(1,998)		(1,998)
Distributions declared ($0.15 per share)													(19,660)	(421)	(20,081)

BALANCE, March 31, 2010	4,300,000	$43	130,174,303	160,871	296,294	$1,299	$2,626,342	$(4,518)	$5,988	$(5,988)	$500,828	$(7,375)	$(1,235,017)	$38,316	$1,919,918

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(490)	$(399)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	51,721	52,566
Amortization of deferred financing costs	928	1,011
Amortization of debt discount/(premium), net	217	310
Straight-line rent income	(4,729)	(2,915)
Amortization of acquired above (below) market leases to rental revenue, net	(1,238)	(1,548)
Straight-line ground rent expense	501	370
Provision for doubtful accounts	367	1,309
Non-cash compensation expense	1,355	1,355
Real estate venture income in excess of distributions	(830)	(1,114)
Net gain on sale of interests in real estate	(2,791)	(6,349)
Loss on early extinguishment of debt	—	1,192
Cumulative interest accretion of repayments of unsecured notes	—	(1,586)
Changes in assets and liabilities:
Accounts receivable	(263)	(795)
Other assets	(4,093)	(4,387)
Accounts payable and accrued expenses	15,314	6,424
Deferred income, gains and rent	(2,649)	(6,696)
Other liabilities	4,427	1,190

Net cash from operating activities	57,747	39,938

Cash flows from investing activities:
Acquisition of properties	(22,032)	—
Sales of properties, net	—	10,445
Capital expenditures	(33,787)	(52,132)
Advances for purchase of tenant assets, net of repayments	(2,318)	—
Loan provided to an unconsolidated Real Estate Venture partner	(999)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,496	393
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(4,830)	(4,685)

Net cash used in investing activities	(62,470)	(47,361)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	103,500	122,000
Repayments of Credit Facility borrowings	(89,500)	(54,000)
Repayments of mortgage notes payable	(3,913)	(2,303)
Repayments of unsecured notes	—	(46,479)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(556)	3
Net proceeds from issuance of shares	2,200	16,100
Distributions paid to shareholders	(22,292)	(21,454)
Distributions to noncontrolling interest	(419)	(421)

Net cash from (used in) financing activities	(11,593)	13,446

Increase (decrease) in cash and cash equivalents	(16,316)	6,023
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$249	$7,590

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the quarter ended March 31, 2011 and 2010 of $380 and $3,245, respectively	$14,184	$13,551
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(853)	(889)
Change in capital expenditures financed through retention payable at period end	(5,151)	2,520
Change in unfunded tenant allowance	(814)	411
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate investments:
Operating properties	$4,858,470	$4,834,111
Accumulated depreciation	(807,631)	(776,078)

Operating real estate investments, net	4,050,839	4,058,033
Construction-in-progress	37,220	33,322
Land inventory	119,901	110,055

Total real estate investments, net	4,207,960	4,201,410

Cash and cash equivalents	249	16,565
Accounts receivable, net	18,411	16,009
Accrued rent receivable, net	99,414	95,541
Investment in real estate ventures, at equity	83,706	84,372
Deferred costs, net	107,918	106,117
Intangible assets, net	92,124	97,462
Notes receivable	19,177	18,205
Other assets	57,760	54,697

Total assets	$4,686,719	$4,690,378

LIABILITIES AND EQUITY
Mortgage notes payable	$707,634	$711,789
Borrowing under credit facilities	197,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,353,094	1,352,657
Accounts payable and accrued expenses	81,760	72,235
Distributions payable	22,699	22,623
Deferred income, gains and rent	115,605	121,552
Acquired below market leases, net	27,550	29,233
Other liabilities	40,657	36,515

Total liabilities	2,728,999	2,712,604

Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value;
9,902,752 issued and outstanding in 2011 and 2010, respectively	133,316	132,855
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	55,538	55,538
General Partnership Capital, 134,788,025 and 134,601,796 units issued in 2011 and 2010, respectively and 134,759,179 and 134,485,117 units outstanding in 2011 and 2010, respectively	1,723,627	1,743,549
Accumulated other comprehensive loss	(2,673)	(2,080)

Total Brandywine Operating Partnership’s equity	1,824,404	1,844,919

Total liabilities and partners’ equity	$4,686,719	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended
	March 31,
	2011	2010

Revenue:
Rents	$121,011	$114,378
Tenant reimbursements	23,121	20,914
Termination fees	568	1,754
Third party management fees, labor reimbursement and leasing	2,753	3,467
Other	1,098	921

Total revenue	148,551	141,434

Operating Expenses:
Property operating expenses	46,155	44,487
Real estate taxes	14,448	12,788
Third party management expenses	1,510	1,412
Depreciation and amortization	51,721	52,102
General & administrative expenses	6,244	6,092

Total operating expenses	120,078	116,881

Operating income	28,473	24,553

Other Income (Expense):
Interest income	441	865
Interest expense	(32,393)	(31,524)
Interest expense — amortization of deferred financing costs	(928)	(1,011)
Equity in income of real estate ventures	1,233	1,296
Net gain on sale of interests in real estate	2,791	—
Loss on early extinguishment of debt	—	(1,192)

Loss from continuing operations	(383)	(7,013)

Discontinued operations:
Income (loss) from discontinued operations	(107)	265
Net gain on disposition of discontinued operations	—	6,349

Total discontinued operations	(107)	6,614

Net loss	(490)	(399)
Distribution to Preferred Shares	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(142)	(128)

Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership	$(2,630)	$(2,525)

Basic loss per Common Partnership Unit:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	(0.00)	0.05

	$(0.02)	$(0.02)

Diluted loss per Common Partnership Unit:
Continuing operations	$(0.02)	$(0.07)
Discontinued operations	(0.00)	0.05

	$(0.02)	$(0.02)

Basic weighted average common partnership units outstanding	144,480,173	131,576,826

Diluted weighted average common partnership units outstanding	144,480,173	131,576,826

Net loss attributable to Brandywine Operating Partnership, L.P.
Loss from continuing operations	$(383)	$(7,013)
Loss from discontinued operations	(107)	6,614

Net loss	$(490)	$(399)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods
	ended March 31,
	2011	2010

Net loss	$(490)	$(399)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(613)	1,816
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	22	(15)

Total comprehensive income (loss)	(591)	1,801

Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(1,081)	$1,402

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(490)	$(399)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	51,721	52,566
Amortization of deferred financing costs	928	1,011
Amortization of debt discount/(premium), net	217	310
Straight-line rent income	(4,729)	(2,915)
Amortization of acquired above (below) market leases to rental revenue, net	(1,238)	(1,548)
Straight-line ground rent expense	501	370
Provision for doubtful accounts	367	1,309
Non-cash compensation expense	1,355	1,355
Real estate venture income in excess of distributions	(830)	(1,114)
Net gain on sale of interests in real estate	(2,791)	(6,349)
Loss on early extinguishment of debt	—	1,192
Cumulative interest accretion of repayments of unsecured notes	—	(1,586)
Changes in assets and liabilities:
Accounts receivable	(263)	(795)
Other assets	(4,093)	(4,387)
Accounts payable and accrued expenses	15,314	6,424
Deferred income, gains and rent	(2,649)	(6,696)
Other liabilities	4,427	1,190

Net cash from operating activities	57,747	39,938

Cash flows from investing activities:
Acquisition of properties	(22,032)	—
Sales of properties, net	—	10,445
Capital expenditures	(33,787)	(52,132)
Advances for purchase of tenant assets, net of repayments	(2,318)	—
Loan provided to unconsolidated real estate venture partner	(999)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,496	393
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(4,830)	(4,685)

Net cash used in investing activities	(62,470)	(47,361)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	103,500	122,000
Repayments of Credit Facility borrowings	(89,500)	(54,000)
Repayments of mortgage notes payable	(3,913)	(2,303)
Repayments of unsecured notes	—	(46,479)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(556)	3
Net proceeds from issuance of shares	2,200	16,100
Distributions paid to preferred and common partnership unitholders	(22,711)	(21,875)

Net cash from (used in) financing activities	(11,593)	13,446

Increase (decrease) in cash and cash equivalents	(16,316)	6,023
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$249	$7,590

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the quarter ended March 31, 2011 and 2010 of $380 and $3,245, respectively	$14,184	$13,551
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(853)	(889)
Change in capital expenditures financed through retention payable at period end	(5,151)	2,520
Change in unfunded tenant allowance	(814)	411
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned a 93.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2011, the Company owned 210 office properties, 20 industrial facilities and four mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.8 million net rentable square feet. The Company also has a garage property under redevelopment. Therefore, as of March 31, 2011, the Company owned 235 properties containing an aggregate of 25.8 million net rentable square feet. In addition, as of March 31, 2011, the Company owned economic interests in 17 unconsolidated real estate ventures that contain approximately 6.5 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2011, the management company subsidiaries were managing properties containing an aggregate of approximately 33.6 million net rentable square feet, of which approximately 25.8 million net rentable square feet related to Properties owned by the Company and approximately 7.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2011, the results of its operations for the three-month periods ended March 31, 2011 and 2010 and its cash flows for the three-month periods ended March 31, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their respective 2010 Annual Reports on Form 10-K filed with the SEC on February 25, 2011.
Reclassifications and Out of Period Adjustment
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. In addition, the Company changed $6.3 million from leasing costs to capital expenditures in the investing section of the statements of cash flows for the three months ended March 31, 2010. This change had no effect on the subtotals within the consolidated statement of cash flows.
During the three-months ended March 31, 2011, the Company recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue of $0.5 million during the three months ended March 31, 2011 and in the understatement of total revenue of $0.3 million and $0.2 million for the years ended December 31, 2009, and 2008, respectively. As this error was not material to prior years’ consolidated financial statements and the impact of recording the error in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment in the current period.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at March 31, 2011 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIE’s that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited to applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Impairment or Disposal of Long-Lived Assets
The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets classified as held-for-sale; broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations; and changes the timing of recognizing losses on such operations.
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
During the Company’s impairment review for the three month periods ended March 31, 2011 and 2010, the Company determined that no impairment charges were necessary.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of March 31, 2011.

Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of VIEs.
Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.
The Company’s Broadmoor Real Estate Venture owns an office park in Austin, Texas which is currently leased to a single tenant who is also the Company’s partner in the Real Estate Venture. The tenant is also the owner of the land which the Real Estate Venture currently leases under a ground lease agreement. A lease amendment pertaining to renewals on certain of the buildings within the office park is currently under negotiation. Given the current circumstances, the Company performed an impairment assessment of its investment in the venture using probability weighted scenarios that include varying outcomes. The Company believes that a market participant would assess the probabilities of these outcomes in the same fashion. In evaluating the scenarios, the Company has determined that the fair value of its investment marginally exceeded its carrying value and the investment is not impaired at March 31, 2011. However, given the lease amendment has not yet been executed and the negotiations of specific terms of the lease renewal are ongoing, the ultimate outcome is uncertain and could cause an impairment of the Company’s investment that could be material.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $4.2 million and $2.0 million for the three-month periods ended March 31, 2011 and 2010, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $0.9 million for the three-month periods ended March 31, 2011 and 2010, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.2 million and $0.8 million for the three-month periods ended March 31, 2011 and 2010, respectively.
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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of March 31, 2011, 5,809,631 common shares remained available for future awards under the 1997 Plan (including 4,671,392 shares available solely for options and share appreciation rights). Through March 31, 2011, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.4 million and $1.1 million during the three-month periods ended March 31, 2011 and 2010, of which, $0.3 million and $0.2 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$277	$277	$—	$—

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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:
•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least quarterly at fair value,
•	Long-lived assets measured at fair value due to an impairment in accordance with the accounting standard for the impairment or disposal of long-lived assets,
•	Equity and cost method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,
•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and
•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of March 31, 2011.
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
Recent Accounting Pronouncement
In December 2010, the FASB issued a new accounting standard for the disclosure of supplementary pro-forma information for business combinations. This guidance clarifies that the disclosure of supplementary pro-forma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also seeks to improve the usefulness of the supplementary pro-forma information by requiring a description of the nature and amount of material, non-recurring pro-forma adjustments that are directly attributable to the business combinations. This new standard is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company’s adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of March 31, 2011 and December 31, 2010 the gross carrying value of the Company’s rental properties was as follows (in thousands):

	March 31, 2011	December 31, 2010

Land	$699,221	$697,724
Building and improvements	3,706,927	3,693,579
Tenant improvements	452,322	442,808

	$4,858,470	$4,834,111

Acquisitions and Dispositions
On March 28, 2011, the Company acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties are currently 100% leased. The Company funded the acquisition price through an advance under its $600.0 million Credit Facility (the” Credit Facility”) and with available corporate funds. The Company recognized a nominal amount of acquisition related costs which are included as part of general and administrative expenses in the Company’s consolidated statements of operations.
On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company funded the cost of this acquisition with available corporate cash and a draw on its Credit Facility. The Company capitalized $0.5 million of acquisition related costs as part of land inventory in its consolidated balance sheet. The Company will contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture will be formed to construct a mixed-use development property in the city of Philadelphia. The Company received $4.9 million from the prospective partner in anticipation of the real estate venture formation. The amount received is included as part of other liabilities in the Company’s consolidated balance sheet as of March 31, 2011.
On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is currently 67.2% leased. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance of 7,111,112 units of a newly-established class of its limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The assumed security deposit obligation is included in the tenant security deposits and deferred rents in the Company’s consolidated balance sheets. The Company funded the cash portion of the acquisition price through an advance under its Credit Facility and with available corporate funds.
For purposes of computing the total purchase price, the Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 since these units do not accrue a dividend prior to the first anniversary. The Class F (2010) Units are subject to redemption at the option of the holder after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares.

The Company accounted for the acquisition using the acquisition method of accounting. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price is allocated as follows (in thousands):

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
The Company recognized $0.4 million of acquisition related costs which are included as part of general and administrative expenses of the Company’s prior year consolidated statements of operations.

The unaudited pro forma information below summarizes the Company’s combined results of operations for the three month ended March 31, 2010 as though the acquisition of Three Logan Square was completed on January 1, 2010. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

March 31,
2010
(unaudited)
Pro forma revenues	$148,475
Pro forma loss from continuing operations	(6,673)
Pro forma net loss attributable to common shareholders	(2,134)

Loss per common share from continuing operations:
Basic — as reported	$(0.07)

Basic — as pro forma	$(0.07)

Diulted — as reported	$(0.07)

Diulted — as pro forma	$(0.07)

Loss per common share:
Basic — as reported	$(0.02)

Basic — as pro forma	$(0.02)

Diulted — as reported	$(0.02)

Diulted — as pro forma	$(0.02)

During the three months ended March 31, 2011, the Company recognized a $2.8 million net gain upon the sale of its remaining 11% ownership interest in three properties which it partially sold to one of its unconsolidated Real Estate Ventures in December 2007. The Company had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, the Company exercised the put/call and transferred full ownership in the three properties to the Real Estate Venture. Accordingly, the Company’s direct continuing involvement through its 11% interest in the properties ceased as a result of the transfer of the ownership interest. The Company has also presented the gain as part of its continuing operations in its consolidated statements of operations because of its prior significant continuing involvement with the properties through its interest in the unconsolidated Real Estate Venture and its management and leasing activities at the properties.
The Company had no property dispositions during the three months ended March 31, 2011.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2011, the Company had an aggregate investment of approximately $83.7 million in 17 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of March 31, 2011, 15 of the Real Estate Ventures owned 50 office buildings that contain an aggregate of approximately 6.5 million net rentable square feet; one Real Estate Venture owned three acres of undeveloped parcel of land; and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 3% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. One of the Real Estate Ventures, acquired in connection with the Prentiss Properties Trust merger in 2006, had a negative equity balance on a historical cost basis as a result of historical depreciation and distributions of excess financing proceeds. The Company reflected its acquisition of this Real Estate Venture interest at its relative fair value as of the date of the merger. The difference between allocated cost and the underlying equity in the net assets of the investee is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate additional depreciation/amortization). The Company does not record operating losses of the Real Estate Ventures in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.

The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010

Net property	$797,198	$804,705
Other assets	99,524	105,576
Other Liabilities	40,213	44,509
Debt	745,206	748,387
Equity	111,303	117,385
Company’s share of equity (Company’s basis)	83,706	84,372
The following is a summary of results of operations of the Real Estate Ventures for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Three-month periods
	ended March 31,
	2011	2010

Revenue	$36,434	$24,069
Operating expenses	15,705	8,695
Interest expense, net	11,207	7,738
Depreciation and amortization	10,126	6,222
Net income	(604)	1,414
Company’s share of income (Company’s basis)	1,233	1,296
As of March 31, 2011, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
In November 2010, the Company acquired a 25% interest in two partnerships which own two office buildings in Philadelphia, Pennsylvania. The other partner holds the remaining 75% interest in each of the two partnerships. In connection with the closing, the Company contributed an initial $5.0 million, out of a total of $25.0 million of committed preferred equity. The Company expects to contribute the remaining $20.0 million by December 31, 2012. Failure to fund the remaining commitment will result in an adjustment to the Company’s 25% limited partnership ownership percentage.
5. DEFERRED COSTS
As of March 31, 2011 and December 31, 2010, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2011
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$128,658	$(46,691)	$81,967
Financing Costs	37,813	(11,862)	25,951

Total	$166,471	$(58,553)	$107,918

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$123,724	$(43,930)	$79,794
Financing Costs	37,257	(10,934)	26,323

Total	$160,981	$(54,864)	$106,117

During the three-month periods ended March 31, 2011 and 2010, the Company capitalized internal direct leasing costs of $1.5 million and $1.8 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of March 31, 2011 and December 31, 2010, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2011
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$107,114	$(64,732)	$42,382
Tenant relationship value	94,823	(53,840)	40,983
Above market leases acquired	18,765	(10,006)	8,759

Total	$220,702	$(128,578)	$92,124

Below market leases acquired	$66,954	$(39,404)	$27,550

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

In-place lease value	$108,456	$(63,010)	$45,446
Tenant relationship value	95,385	(52,113)	43,272
Above market leases acquired	18,319	(9,575)	8,744

Total	$222,160	$(124,698)	$97,462

Below market leases acquired	$67,198	$(37,965)	$29,233

As of March 31, 2011, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2011	$22,169	$5,396
2012	22,143	6,473
2013	13,441	5,930
2014	10,118	4,348
2015	7,161	2,141
Thereafter	17,092	3,262

Total	$92,124	$27,550

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2011 and December 31, 2010 (in thousands):
MORTGAGE DEBT:

			Effective
	March 31,	December 31,	Interest		Maturity
Property / Location	2011	2010	Rate		Date

Arboretum I, II, III & V	$20,213	$20,386	7.59	%(a)	Jul-11
Midlantic Drive/Lenox Drive/DCC I	56,067	56,514	8.05%		Oct-11
Research Office Center	38,921	39,145	5.30	%(b)	Oct-11
Concord Airport Plaza	34,207	34,494	5.55	%(b)	Jan-12
Newtown Square/Berwyn Park/Libertyview	57,722	58,102	7.25%		May-13
Southpoint III	2,425	2,597	7.75%		Apr-14
Tysons Corner	96,092	96,507	5.36	%(b)	Aug-15
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	60,000	60,000	LIBOR + 3.50	%(c)	Jul-16
IRS Philadelphia Campus	207,031	208,366	6.95%		Sep-30
Cira South Garage	45,857	46,335	7.11%		Sep-30

Principal balance outstanding	708,335	712,246
Plus: unamortized fixed-rate debt premiums (discounts), net	(701)	(457)

Total mortgage indebtedness	$707,634	$711,789

UNSECURED DEBT:

$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	59,835	59,835	5.50	%(d)	Oct-11
Bank Term Loan	183,000	183,000	LIBOR + 0.800	%(e)	Jun-12
Credit Facility	197,000	183,000	LIBOR + 0.725	%(e)	Jun-12
$300.0M 5.750% Guaranteed Notes due 2012	175,200	175,200	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	250,000	250,000	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,736,326	1,722,326
Less: unamortized exchangeable debt discount	(634)	(906)
unamortized fixed-rate debt discounts, net	(2,598)	(2,763)

Total unsecured indebtedness	$1,733,094	$1,718,657

Total Debt Obligations	$2,440,728	$2,430,446

(a)	On April 1, 2011, the Company prepaid the remaining balance of the loan without penalty.

(b)	These loans were assumed upon acquisition of the related properties. The interest rates reflect the market rate at the time of acquisition.

(c)	This mortgage is subject to an interest rate floor of 4.50% on a monthly basis.

(d)
On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

(e)
On March 31, 2011, the maturity dates of the Bank Term Loan and the Credit Facility was extended to June 29, 2012 from June 29, 2011. The Company will pay an extension fee equal to 15 basis points of the outstanding principal balance of the Bank Term Loan and of the committed amount under the Credit Facility, respectively, on or before the stipulated date of June 29, 2011. The extension of the maturity dates is the Company’s option under the Bank Term Loan and the Credit Facility agreements. There were no changes in the terms and conditions of the loan agreements as a result of the maturity date extensions.

During the three-month periods ended March 31, 2011 and 2010, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.593% and 6.43%, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not, by itself incur indebtedness.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million provided that the Company has not committed any defaults under the Credit Facility and is able to acquire additional commitments from its existing lenders or new lenders. As of March 31, 2011, the Company had $197.0 million of borrowings and $10.3 million in letters of credit outstanding, leaving $392.7 million of unused availability under the Credit Facility. During the three-month periods ended March 31, 2011 and 2010, the weighted-average interest rate on Credit Facility borrowings was 0.99% and 0.96%, respectively. As of March 31, 2011, the weighted average interest rate on the Credit Facility was 1.015%.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of March 31, 2011.
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
The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $59.8 million both at March 31, 2011 and December 31, 2010, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $0.6 million at March 31, 2011 and $0.9 million at December 31, 2010, respectively, and will be amortized through October 15, 2011. The effective interest rate at March 31, 2011 and December 31, 2010 was 5.5%. The Company recognized contractual coupon interest of $0.6 million and $1.1 million for the three-month periods ended March 31, 2011 and 2010, respectively. In addition, the Company recognized interest expense on amortization of debt discount of $0.3 million and $0.5 million during the three-month periods ended March 31, 2011 and 2010, respectively. Debt discount write-offs resulting from debt repurchases amounted to $1.1 million for the three-month period ended March 31, 2010. There were no repurchases of the notes during the three-month ended March 31, 2011.
As of March 31, 2011, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2011	$184,425
2012	601,136
2013	67,037
2014	255,016
2015	350,157
Thereafter	986,890

Total principal payments	2,444,661
Net unamortized premiums/(discounts)	(3,933)

Outstanding indebtedness	$2,440,728

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of March 31, 2011 and December 31, 2010, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2011 and December 31, 2010 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2011			December 31, 2010
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of premiums	$708,374		$721,383	$712,246		$726,348
Unsecured notes payable, net of discounts	$1,277,716		$1,356,470	$1,277,716		$1,338,743
Variable rate debt instruments	$458,610		$446,227	$444,610		$432,556
Notes receivable	$32,188	(a)	$29,802	$31,216	(a)	$28,921

(a)
For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of two properties in 2009 accounted for under the accounting standard for installment sales.

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
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively affect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such event could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and the borrowings under the Credit Facility would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.
The Company was in compliance with all financial covenants as of March 31, 2011. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.

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
On March 31, 2011, in anticipation of the offering of $325.0 million of 4.95% unsecured guaranteed notes due April 15, 2018 (See Note 18), the Company entered into seven intra-day treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The total notional amount of the treasury lock agreements were $230.0 million for an expiration of 7 years at treasury rates of 2.891%, 2.873%, and 2.858% and had a fair value of $0.6 million at March 31, 2011. The agreements were also settled in the same day upon completion of the debt offering at a total expense of $0.6 million. This expense was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and will be amortized over the term of the note.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, in connection with the intra-day treasury lock agreement that the Company entered into and the remaining interest swaps which matured in October 18, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The changes in fair values of the hedges during the three months ended March 31, 2010 were included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three month periods ended March 31, 2011 and 2010. Conditions in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
The Company had no property dispositions during the three months ended March 31, 2011. The loss from discontinued operations for the three-month period ended March 31, 2011 of $0.1 million pertains to certain sale related expenses that the Company incurred subsequent to the sale of certain properties through December 31, 2010.
For the three-month period ended March 31, 2010, income from discontinued operations relates to properties that the Company sold through December 31, 2010. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2010 (in thousands):

Three-month period
ended March 31, 2010
Revenue:
Rents	$1,131
Tenant reimbursements	617

Total revenue	1,748

Expenses:
Property operating expenses	686
Real estate taxes	266
Depreciation and amortization	531

Total operating expenses	1,483

Income from discontinued operations before gain on sale of interests in real estate	265

Net gain on disposition of discontinued operations	6,349

Income from discontinued operations	$6,614

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company.
As of March 31, 2011 and December 31, 2010, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $128.0 million and $128.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $120.2 million and $115.4 million, respectively.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(383)	$(383)	$(7,013)	$(7,013)

Net loss from continuing operations attributable to non-controlling interests	49	49	192	192
Amount allocable to unvested restricted shareholders	(142)	(142)	(128)	(128)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common shareholders	(2,474)	(2,474)	(8,947)	(8,947)

Income (loss) from discontinued operations	(107)	(107)	6,614	6,614
Discontinued operations attributable to non-controlling interests	2	2	(141)	(141)

Discontinued operations attributable to common shareholders	(105)	(105)	6,473	6,473

Net loss attributable to common shareholders	$(2,579)	$(2,579)	$(2,474)	$(2,474)

Denominator
Weighted-average shares outstanding	134,577,421	134,577,421	128,767,718	128,767,718

Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Discontinued operations attributable to common shareholders	—	—	0.05	0.05

Net loss attributable to common shareholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Redeemable limited partnership units totaling 9,902,752 as of March 31, 2011 and 2010, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On March 11, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.4 million, which was paid on April 19, 2011 to shareholders of record as of April 5, 2011. On March 11, 2011, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the three months ended March 31, 2011, the Parent Company sold 188,400 shares under this program at an average sales price of $12.23 per share resulting in net proceeds of $2.2 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 188,400 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through March 31, 2011, the Parent Company had sold 5,930,668 shares under this program.

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
The Parent Company did not repurchase any shares during the three-month period ended March 31, 2011. As of March 31, 2011, the Parent Company may purchase an additional 0.5 million shares under the program.
Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Parent Company to repurchase any shares. The Parent Company may discontinue the program at any time.
13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(383)	$(383)	$(7,013)	$(7,013)

Amount allocable to unvested restricted unitholders	(142)	(142)	(128)	(128)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common unitholders	(2,523)	(2,523)	(9,139)	(9,139)

Discontinued operations attributable to common unitholders	(107)	(107)	6,614	6,614

Net loss attributable to common unitholders	$(2,630)	$(2,630)	$(2,525)	$(2,525)

Denominator
Weighted-average units outstanding	144,480,173	144,480,173	131,576,826	131,576,826

Earnings per Common Share:
Loss from continuing operations attributable to common unitholders	$(0.02)	$(0.02)	$(0.07)	$(0.07)
Discontinued operations attributable to common unitholders	—	—	0.05	0.05

Net loss attributable to common unitholders	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-months ended March 31, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Unit and Preferred Mirror Units
On March 11, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.4 million, which was paid on April 19, 2011 to unitholders of record as of April 5, 2011.
On March 15, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the three-month period ended March 31, 2011, the Parent Company contributed net proceeds amounting to $2.2 million from the sale of 188,400 common shares under its Offering Program to the Operating Partnership in exchange for the issuance of 188,400 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving Credit Facility and for general corporate purposes.
The Operating Partnership issued 7,111,112 Class F (2010) Units on August 5, 2010 in connection with its acquisition of Three Logan Square. The Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date ($11.54) less $0.60 to reflect that these units do not begin to accrue a dividend prior to the first anniversary of their issuance. The Class F (2010) Units are subject to redemption at the option of the holders after the first anniversary of the acquisition. The Operating Partnership may, at its option, satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common share (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares. The redemption value of these Class F (2010) Units and the other redeemable limited partnership units are presented in the mezzanine section of the Operating Partnership’s balance sheet because they can be redeemed in cash or with Parent Company common shares.

Common Share Repurchases
The Parent Company did not purchase any shares during the three months ended March 31, 2011 and accordingly, during the three months ended March 31, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2011, the Parent Company had 3,719,852 options outstanding under its shareholder approved equity incentive plan. There were 2,044,482 options unvested as of March 31, 2011 and $3.5 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 2.2 years. During the three months ended March 31, 2011 and 2010, the Company recognized $0.3 million and $0.2 million of compensation expense, respectively, related to unvested options. The recognized compensation expenses are included as part of general and administrative expense in the Company’s consolidated statements of operations. The Company has also capitalized nominal amounts of compensation expense for the said periods as part of the Company’s review of employee salaries eligible for capitalization.
Option activity as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2011	3,116,611	$14.56	7.81	$(9,080,625)
Granted	603,241	11.89	9.93	150,810

Outstanding at March 31, 2011	3,719,852	$14.13	7.95	$(7,402,676)

Vested/Exercisable at March 31, 2011	1,675,369	$16.81	7.19	$(7,689,351)
On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 603,241 options to the Company’s executives. The options vest ratably over three years and have a ten year term. The vesting of the options is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for options granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of March 31, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.
Restricted Share Awards
As of March 31, 2011, 948,956 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2011 was approximately $5.5 million. That expense is expected to be recognized over a weighted average remaining vesting period of 2.0 years. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million during the three months ended March 31, 2011 and 2010, of which $0.1 million and $0.2 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.

The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2011:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2011	851,278	$10.75
Granted	174,012	11.89
Vested	(75,448)	26.55
Forfeited	(886)	16.79

Non-vested at March 31, 2011	948,956	$10.92

On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 174,012 restricted shares to the Company’s executives. The restricted shares vest ratably over three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided in the award agreements Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of March 31, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.
Restricted Performance Share Units Plan
On March 2, 2011, March 4, 2010 and April 1, 2009, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 124,293, 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2011 (in the case of the March 2, 2011 awards), January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2013, December 31, 2012 or December 31, 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers based on an industry-based index at the end of the measurement period then the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant’s base units.
On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair values of the 2011 and 2010 awards on the grant dates were $2.0 million, respectively, while the 2009 award was $1.1 million. The fair values of each award are being amortized over the three year cliff vesting period. In the case of the 2011 award, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of March 31, 2011, none of the Company’s executives has met conditions to elect a qualifying retirement.
For the three-month periods ended March 31, 2011 and 2010, the Company recognized total compensation expense for the 2011, 2010 and 2009 awards of $0.3 million and $0.2 million, respectively, related to this plan of which nominal amounts were capitalized for each period as part of the Company’s review of employee salaries eligible for capitalization.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For each of the three-month periods ended March 31, 2011 and 2010, the Company recognized $0.1 million of compensation expenses related to the outperformance program.

Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2011 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares initially reserved for issuance under the ESPP is 1.25 million. During each of the three-month periods ended March 31, 2011 and 2010, employees made purchases under the ESPP of $0.1 million. The Company recognized a nominal amount of compensation expense related to the ESPP during each of the three-month periods ended March 31, 2011 and 2010, respectively. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the three-month periods ended March 31, 2011 and 2010, the Company recorded a net increase in compensation costs of $0.5 million and $0.3 million, respectively, in connection with the Plan due to the change in the market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the three-month periods ended March 31, 2011 and 2010, the Company recorded a net decrease in compensation cost of $0.4 million and $0.3 million, respectively, in connection with the investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At March 31, 2011 and 2010, 0.3 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the IRS Philadelphia Campus, a 862,692 square foot office building that is 100% leased to the IRS. On August 27, 2010, the Company completed the development of the IRS Philadelphia Campus and the IRS lease commenced. USB agreed to contribute approximately $64.8 million of project costs and advanced $10.2 million of that amount contemporaneously with the closing of the transaction. USB subsequently advanced an additional $27.4 million and $23.8 million in June 2010 and December 2009, respectively. The remaining amount of approximately $3.0 million will be advanced upon the Company’s completion of certain items and compliance with the federal rehabilitation regulations.
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

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions made amounting to $61.4 million as of March 31, 2011 and December 31, 2010, respectively, are presented within deferred income in the Company’s consolidated balance sheet. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.2 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively. The Company anticipates that once a year beginning in September 2011 through September 2015 it will recognize the cash received as revenue net of allocated expenses over the five year tax credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. The Company also expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2011 and December 31, 2010 is $4.3 million, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.4 million and $0.1 million for the three-months ended March 31, 2011 and 2010.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2011 and December 31, 2010 is $5.3 million and is included in other assets in the Company’s consolidated balance sheet.

16. SEGMENT INFORMATION
As of March 31, 2011, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
As a result of the acquisition of Three Logan Square and the placement in service of the IRS Philadelphia Campus and the Cira South Garage, the Company added the Philadelphia CBD segment in the third quarter of 2010. The Philadelphia CBD includes Three Logan Square, the IRS Philadelphia Campus, the Cira South Garage and certain other properties in Philadelphia, PA that were previously included in the Pennsylvania segment. The prior period results have been restated to conform to the current period presentation.

Segment information is as follows (in thousands):

	Pennsylvania	Philadelphia		New Jersey	Richmond,
	Suburbs	CBD	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2011:
Real estate investments, at cost:
Operating properties	$1,205,331	$913,192	$1,363,501	$571,399	$305,699	$252,639	$246,709	$—	$4,858,470
Construction-in-progress	—	—	—	—	—	—	—	37,220	37,220
Land inventory	—	—	—	—	—	—	—	119,901	119,901

As of December 31, 2010:
Real estate investments, at cost:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress	—	—	—	—	—	—	—	33,322	33,322
Land inventory	—	—	—	—	—	—	—	110,055	110,055

For the three-months ended March 31, 2011:
Total revenue	$40,294	$31,850	$32,643	$21,679	$8,798	$8,113	$5,409	$(235)	$148,551
Property operating expenses, real estate taxes and third party management expenses	16,793	12,219	12,325	11,933	3,388	3,094	2,695	(334)	62,113

Net operating income	$23,501	$19,631	$20,318	$9,746	$5,410	$5,019	$2,714	$99	$86,438

For the three-months ended March 31, 2010:
Total revenue	$39,481	$18,550	$34,743	$25,727	$9,400	$7,999	$5,904	$(370)	$141,434
Property operating expenses, real estate taxes and third party management expenses	16,746	7,844	12,379	12,459	3,658	3,324	2,731	(454)	58,687

Net operating income	$22,735	$10,706	$22,364	$13,268	$5,742	$4,675	$3,173	$84	$82,747

Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI is a non-GAAP financial measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating the Company’s liquidity or operating performance. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. All companies may not also calculate NOI in the same manner. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Three-month periods
	ended March 31,
	2011	2010
	(amounts in thousands)
Consolidated net operating income	$86,438	$82,747
Less:
Interest expense	(32,393)	(31,524)
Deferred financing costs	(928)	(1,011)
Depreciation and amortization	(51,721)	(52,102)
Administrative expenses	(6,244)	(6,092)
Plus:
Interest income	441	865
Equity in income of real estate ventures	1,233	1,296
Net gain on sales of interests in depreciated real estate	2,791	—
Loss on early extinguishment of debt	—	(1,192)

Loss from continuing operations	(383)	(7,013)
Income (loss) from discontinued operations	(107)	6,614

Net loss	$(490)	$(399)

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

Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. Minimum future rental payments on non-cancelable leases at March 31, 2011 are as follows (in thousands):

2011	$1,364
2012	1,818
2013	1,818
2014	1,909
2015	1,909
Thereafter	290,125
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
The Company acquired ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease is scheduled to end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the Company acquired its rights under the lease (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate to $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed and determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,602 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2011, the Company had a balance of $1.3 million for this liability in its consolidated balance sheet.
The Company is currently being audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.

As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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
18. SUBSEQUENT EVENTS
On April 5, 2011, the Company closed a registered underwritten offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The notes were priced at 98.907% of their face amount with an effective interest rate of 5.137%. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay the Company’s indebtedness under its Credit Facility and for general corporate purposes.
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

•	impairment charges;
•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;
•	actual or threatened terrorist attacks;
•	demand for tenant services beyond those traditionally provided by landlords;
•	liability under environmental or other laws;
•	failure or bankruptcy of real estate venture partners;
•	inability of real estate venture partners to fund venture obligations;
•	failure of dispositions to close in a timely manner;
•	failure of buyers of properties from us to comply with terms of their financing agreements to us;
•	earthquakes and other natural disasters;

•	unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;
•	risks associated with federal, state and local tax audits;
•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and
•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2010 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2011, our portfolio consisted of 210 office properties, 20 industrial facilities and four mixed-use properties that contain an aggregate of approximately 25.8 million net rentable square feet. These 234 properties make up our core portfolio. We also had, as of March 31, 2011, a garage property under redevelopment. Therefore, as of March 31, 2011, we owned 235 properties with an aggregate of 25.8 million net rentable square feet. As of March 31, 2011, we also held economic interests in 17 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.5 million net rentable square feet.
As of March 31, 2011, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Volatile economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a sluggish economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. We believe that vacancy rates may increase through 2011 and possibly beyond as the current economic climate negatively impacts tenants in our Properties.

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
We seek revenue growth at our portfolio through an increase in occupancy and rental rates. Occupancy at our core portfolio at March 31, 2011 was 85.3%.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 5.9% of our aggregate final annualized base rents as of March 31, 2011 (representing approximately 5.7% of the net rentable square feet of the Properties) expire without penalty in 2011. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the three months ended March 31, 2011, we achieved a 68.2 % retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 11.5% of total receivables (including accrued rent receivable) as of March 31, 2011 compared to $15.2 million or 12.0% of total receivables (including accrued rent receivable) as of December 31, 2010.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At March 31, 2011, we were redeveloping one garage project in Philadelphia, Pennsylvania with total projected costs of $14.8 million of which $0.5 million remained to be funded. In addition, we are completing the lease-up of five recently completed developments, aggregating 0.9 million square feet, for which we expect to spend an additional $12.7 million for tenant improvements and other leasing costs in 2011. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of March 31, 2011, we owned approximately 510 acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We also entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an extension of the development period cannot be negotiated, we will write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of March 31, 2011.

RECENT PROPERTY TRANSACTIONS
On March 28, 2011, we acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. These office properties are currently 100% leased. We funded the acquisition price through an advance under our Credit Facility and with available corporate funds.
On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We funded the cost of this acquisition with available corporate cash and a draw on our Credit Facility. We are planning to contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture will be formed to construct a mixed-use development property in the city of Philadelphia. We received $4.9 million from the prospective partner in anticipation of the real estate venture formation.
We did not have any property dispositions during the three months ended March 31, 2011, however, we continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by us and such losses could be material to the statement of operations.
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
Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 2 in our unaudited consolidated financial statements for the three-months ended March 31, 2011 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
Comparison of the Three-Month Periods Ended March 31, 2011 and 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 228 properties containing an aggregate of approximately 23.0 million net rentable square feet that we owned for the entire three-month periods ended March 31, 2011 and 2010. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2011 and 2010) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2011 and 2010 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended March 31, 2011 to the three-months ended March 31, 2010

				Recently Completed		Development/Redevelopment		Other
	Same Store Property Portfolio			Properties		Properties		(Eliminations) (a)		Total Portfolio
			Increase/									Increase/
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	2011	2010	2011	2010	(Decrease)

Revenue:
Cash rents	$105,509	$110,124	$(4,615)	$10,155	$446	$—	$—	$(650)	$(643)	$115,014	$109,927	$5,087
Straight-line rents	3,347	2,915	432	1,388	(13)	—	—	1	—	4,736	2,902	1,834
Above/below market rent amortization	1,304	1,549	(245)	(43)	—	—	—	—	—	1,261	1,549	(288)

Total rents	110,160	114,588	(4,428)	11,500	433	—	—	(649)	(643)	121,011	114,378	6,633
Tenant reimbursements	20,673	20,933	(260)	2,484	2	—	—	(36)	(21)	23,121	20,914	2,207
Termination fees	568	1,754	(1,186)	—	—	—	—	—	—	568	1,754	(1,186)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	2,753	3,467	2,753	3,467	(714)
Other	753	631	122	40	—	—	—	305	290	1,098	921	177

Total revenue	132,154	137,906	(5,752)	14,024	435	—	—	2,373	3,093	148,551	141,434	7,117

Property operating expenses	44,873	46,394	1,521	4,397	417			(3,115)	(2,324)	46,155	44,487	(1,668)
Real estate taxes	13,129	12,469	(660)	1,161	136			158	183	14,448	12,788	(1,660)
Third party management expenses	—	—	—	—	—	—	—	1,510	1,412	1,510	1,412	(98)

Subtotal	74,152	79,043	(4,891)	8,466	(118)	—	—	3,820	3,822	86,438	82,747	3,691

General & administrative expenses	—	—	—	—	—	—	—	6,244	6,092	6,244	6,092	(152)
Depreciation and amortization	45,283	50,791	5,508	5,974	689	—	—	464	622	51,721	52,102	381

Operating Income (loss)	$28,869	$28,252	$617	$2,492	$(807)	$—	$—	$(2,888)	$(2,892)	$28,473	$24,553	$3,920

Number of properties	228	228		6	6	1	1	—	—	235	235
Square feet	22,990	22,990		2,774	2,774	—	—	—	—	25,764	25,764

Other Income (Expense):
Interest income										441	865	(424)
Interest expense										(32,393)	(31,524)	(869)
Interest expense — Deferred financing costs										(928)	(1,011)	83
Equity in income of real estate ventures										1,233	1,296	(63)
Net gain on sale of interests in depreciated real estate										2,791	—	2,791
Loss on early extinguishment of debt										—	(1,192)	1,192

Loss from continuing operations										(383)	(7,013)	6,630
Income (loss) from discontinued operations										(107)	6,614	(6,721)

Net loss										$(490)	$(399)	$(91)

Loss per common share										$(0.02)	$(0.02)	$—

EXPLANATORY NOTES
(a) — Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $5.1 million from the first quarter of 2010 to the first quarter of 2011 primarily reflecting:
•
increase of $9.7 million in rental income due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010; and

•	an offsetting decrease of $4.6 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 250 basis points;
Straight-line rents increased by $1.8 million partially due to $0.7 million of straight-line rents from the aforementioned properties that were acquired and placed in service during the third quarter of 2010. The remainder of the increase is due to leases that commenced during the first quarter of 2011 with free rent periods at our same store properties.
Tenant reimbursements increased by $2.2 million mainly due to additional reimbursements from the aforementioned properties that were acquired and placed in service during the third quarter of 2010. This increase is consistent with the increase in property operating expenses and real estate taxes.
Termination fees at the Total Portfolio decreased by $1.2 million due to timing and volume of tenant move-outs during the first quarter of 2010 when compared to the first quarter of 2011.
Third party management fees, labor reimbursement and leasing decreased by $0.7 million mainly due to a $0.5 million construction fee for services that we provided to a third party during the three months ended March 31, 2010.
Property Operating Expenses
Property operating expenses increased by $1.7 million mainly due to $4.0 million of additional expenses from the aforementioned properties that we acquired and placed in service during the third quarter of 2010. This increase was offset by the decreases in bad debt expense $1.0 million and repairs and maintenance of $0.9 million during the first quarter of 2011 compared to the first quarter of 2010. In addition, during the first quarter of 2011, we received a tax refund from the State of Texas amounting $0.3 million for overpayment of taxes in prior years.
Real Estate Taxes
Real estate taxes increased by $1.7 million mainly due to additional real estate taxes from Three Logan Square which we acquired during the third quarter of 2010 and increases in real estate tax reassessments in our other properties.
Interest Expense
The increase in interest expense of $0.9 million is primarily due to the following:
•
increase of $3.1 million resulting from a higher mortgage notes payable balance at March 31, 2011 compared to March 31, 2010 due to the closing of the mortgages on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010;

•
increase of $0.3 million resulting from a higher level of borrowings and weighted average interest rate on our Credit Facility borrowings for the three-months ended March 31, 2011 compared to the three-months ended March 31, 2010;

•	increase of $0.3 million in our estimated equity interest payments resulting from a $27.4 million contribution received in connection with our historic tax credit transaction; and
•	decrease of $2.9 million of capitalized interest as a result of lower development activity during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
The above explained increase of $6.6 million in interest expense is off-set by a decrease of $2.1 million in hedged interest payments as a result of the maturity of our remaining hedges in October 2010 and a decrease of $3.6 million resulting from our buybacks of various unsecured notes subsequent to the first quarter of 2010. The details of the various purchases completed during the three-months ended March 31, 2010 are noted in the Loss on early extinguishment of debt section below and details for all purchases during 2010 are included in our 2010 Annual Report on Form 10-K.

Loss on early extinguishment of debt
There were no debt repurchases during the three months ended March 31, 2011. The $1.2 million loss on early extinguishment of debt during the three months ended March 31, 2010 relates to following repurchases: (i) $36.2 million of our 3.875% Exchangeable Notes, (ii) $0.7 million of our 5.625% Guaranteed Notes due 2010 and (iii) $11.0 million of our 5.750% Guaranteed Notes due 2012.
Net gain on sale of interests in real estate
During the three months ended March 31, 2011, we recognized a $2.8 million net gain upon the sale of our 11% remaining ownership interest in three properties that we partially sold to one of our unconsolidated Real Estate Ventures in December 2007. We had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, we exercised the put/call which then transferred full ownership in the three properties to the Real Estate Venture. Accordingly, our direct continuing involvement through our 11% interest in the properties ceased as a result of the transfer of the ownership interest.
Discontinued Operations
We have no property dispositions during the three months ended March 31, 2011. The loss from discontinued operations of $0.1 million pertains to certain sale-related expenses that the Company incurred subsequent to the sale of certain properties through December 31, 2010.
The March 31, 2010 amounts are reclassified to include the operations of the properties sold through the last quarter of 2010, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the first quarter of 2010 includes total revenue of $1.7 million, operating expenses of $1.0 million and depreciation and amortization expense of $0.5 million.
Net loss
Net loss increased by $0.1 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share was $0.02 during the three months ended March 31, 2011 and 2010 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the issuances pursuant to the Offering Program in 2010.

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
As of March 31, 2011, the Parent Company owned a 93.1% interest in the Operating Partnership. The remaining interest of approximately 6.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
The Parent Company’s only source of capital (other than proceeds of equity issuances which the Parent Company contributes to the Operating Partnership) is from the distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Parent Company, which in turn will enable the Parent Company to make dividend payments to its shareholders.
The Parent Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share. During the three months ended March 31, 2011, the Parent Company sold 188,400 shares under this program at an average sales price of $12.23 per share resulting in net proceeds of $2.2 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership. From its inception through March 31, 2011, the Parent Company has sold 5,930,668 shares under this program
On March 11, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.4 million, which it paid on April 19, 2011 to its shareholders of record as of April 5, 2011. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of March 31, 2011, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company’s Board of Trustees has not limited the duration of the program; however, it may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations which as of March 31, 2011 amounted to $708.3 million and $1,736.3 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. As of March 31, 2011, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
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
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership regularly pursues new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit markets. During the three months ended March 31, 2011, the Parent Company had contributed $2.2 million in net proceeds from the sale of 188,400 of its common shares under the Offering Program to the Operating Partnership in exchange for the issuance of 188,400 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes. On April 5, 2011, we closed a registered offering of $325.0 million in aggregate principal amount of our 4.95% senior unsecured notes due 2018. The notes were priced at 98.907% of their face amount with an effective interest rate of 5.137%. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay our indebtedness under our Credit Facility and for general corporate purposes.
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

The Operating Partnership’s ability to sell its limited partnership and preferred units is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Parent Company contributes the proceeds it receives from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership in accordance with the Operating Partnership’s partnership agreement. The Operating Partnership uses the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. The Operating Partnership, from time to time, also issues its own partnership units as consideration for property acquisitions and developments.
The Operating Partnership will also consider sales of selected Properties as another source of managing its liquidity. Asset sales have been a source of cash for the Operating Partnership. Since mid-2007, the Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2011 and December 31, 2010, the Operating Partnership maintained cash and cash equivalents of $0.2 million and $16.6 million, respectively. The following are the changes in cash flow from its activities for the three-month periods ended March 31 (in thousands):

Activity	2011	2010
Operating	$57,747	$39,938
Investing	(62,470)	(47,361)
Financing	(11,593)	13,446

Net cash flows	$(16,316)	$6,023

The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net increase of $17.8 million in cash flows from operating activities of the Operating Partnership during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the following:
•	our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010; and
•	timing of cash receipts and cash expenditures in the normal course of operations.
The net increase in cash from operating activities was partially offset by the following:
•	decrease in average occupancy from 87.9% during the three months ended March 31, 2010 to 85.1% during the three months ended March 31, 2011;
•	decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of seven properties subsequent to March 31, 2010.
The net increase of $15.1 million in cash flows used in investing activities of the Operating Partnership during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the following:
•	$22.0 million of net cash paid related to the acquisition of two office buildings in Glen Allen, Virginia and a parcel of land in Philadelphia, Pennsylvania.;
•	net proceeds from sales of properties for the three months ended March 31, 2010 of $10.4 million. There were no dispositions made during the three months ended March 31, 2011.
•	advances made for purchase of tenant assets, net of repayments amounting $2.3 million during the three months ended March 31, 2011; and
•	$1.0 million loan provided to an unconsolidated Real Estate Venture partner during the three months ended March 31, 2011.

The net increase in cash used in investing activities was partially offset by the following transactions:
•
decreased capital expenditures for tenant and building improvements and leasing commissions by $18.3 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in capital expenditures mainly related to the completion of and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010

•	increase in cash distributions from unconsolidated Real Estate Ventures of $1.1 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010; and
•	decrease in cash of $1.4 million during the three months ended March 31, 2010 due to the deconsolidation of variable interest entities last year.
The net decrease of $25.0 million in cash from financing activities of the Operating Partnership during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is mainly due to the following:
•	decrease in proceeds from Credit Facility of $18.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
•	increase in repayments of the Credit Facility and mortgage notes payable of $37.1 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
•	net settlement of hedge transactions amounting to $0.6 million during the three months ended March 31, 2011.
•	increase in debt financing costs of $0.6 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
•
decrease in net proceeds received from the issuance of common shares of the Parent Company amounting to $13.9 million during the three months ended March 31, 2011, compared to the issuance made during the three months ended March 31, 2010; and

•
increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $21.9 million during the three months ended March 31, 2010 to $22.7 million during the nine months ended March 31, 2011.

The net decrease in cash from financing activities described above was offset by the repayments of unsecured notes of $46.5 million during the three months ended March 31, 2010.

Capitalization
Indebtedness
The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$1,926,051	$1,929,962
Variable rate — unhedged	518,610	504,610

Total	$2,444,661	$2,434,572

Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	78.8%	79.3%
Variable rate — unhedged	21.2%	20.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	6.4%	6.4%
Variable rate — unhedged	1.5%	1.6%
Total	5.3%	5.4%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership uses Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under its Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of March 31, 2011.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2011.
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
As of March 31, 2011, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On March 11, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.4 million, which was paid on April 19, 2011 to unitholders of record as of April 5, 2011.
On March 11, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 15, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

During the three-months ended March 31, 2011, the Parent Company contributed net proceeds amounting to $2.2 million from the sale of 188,400 shares under its Offering Program to the Operating Partnership in exchange for the issuance of 188,400 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes. From the inception of the Offering Program through March 31, 2011, the Operating Partnership has issued an aggregate of 5,930,668 common partnership units to the Parent Company.
The Parent Company did not purchase any shares during the three months ended March 31, 2011 and, accordingly, during the three months ended March 31, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
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
Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of March 31, 2011, the Operating Partnership had $615.0 million of unsecured debt and $170.5 million of mortgage debt that is scheduled to mature through December 2012. On April 5, 2011, the Operating Partnership closed a registered underwritten offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay indebtedness under the Credit Facility and for general corporate purposes. The Operating Partnership extended its Credit Facility and the Bank Term Loan from June 29, 2011 to June 29, 2012. For the remaining debt maturities the Operating Partnership expects to have sufficient capacity under the Credit Facility but it will also continue to evaluate the other listed sources to fund these maturities.
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

Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of March 31, 2011:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$708,335	$160,894	$79,920	$199,906	$267,615
Revolving credit facility	197,000	—	197,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,356,326	175,200	—	1,042,681	138,445
Ground leases (b)	298,943	1,364	5,545	5,727	286,307
Development contracts (c)	733	733	—	—	—
Interest expense (d)	634,052	118,198	198,330	175,248	142,276
Other liabilities	10,614	—	—	—	10,614

	$3,389,003	$456,389	$663,795	$1,423,562	$845,257

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with our acquisition of Three Logan Square as the amounts cannot be determined at this time, as discussed below.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2011 interest rates.
The Operating Partnership has ground tenancy rights under a long term ground lease agreement when it acquired Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease will end. After the initial term, the Operating Partnership has the option to renew the lease until 2091. The Operating Partnership also obtained the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at that time until 2042 and at fair market value until 2091. The Operating Partnership believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate $27.4 million. The Operating Partnership has not included the amounts in the table above since such amounts are not fixed and determinable.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,602 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2011, the Operating Partnership has a balance of $1.3 million for this liability in its consolidated balance sheet.
The Operating Partnership is currently being audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Operating Partnership received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Operating Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.

As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2010: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
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
In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Operating Partnership entered into a historic tax credit and new markets tax credit arrangement, respectively. The Operating Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to USB or a reduction of investor capital contributions, which are reported as deferred income in the Operating Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Operating Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of March 31, 2011, its consolidated debt consisted of $648.3 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in an unsecured term loan, $197.0 million of borrowings under our Credit Facility, and $1,356.3 million in unsecured notes of which $1,277.6 million are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of March 31, 2011, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.4 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt, including the Notes, of approximately $12.7 million at March 31, 2011.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt was approximately $458.6 million and $444.6 million at March 31, 2011 and December 31, 2010, respectively. The total fair value of the Operating Partnership’s debt, excluding the Notes, was approximately $446.2 million and $432.6 million at March 31, 2011 and December 31, 2010, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, excluding the Notes, of approximately $4.6 million at March 31, 2011, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $4.4 million at December 31, 2010.

If market rates of interest increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $32.2 million. If market rates of interest decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $35.2 million.
At March 31, 2011, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $458.6 million. At March 31, 2011, the interest rate on its variable rate debt was approximately 1.1%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $1.1 million for the quarter ended March 31, 2011.
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
See “Interest Rate Risk and Sensitivity Analysis” in Item 2 above.
Item 4.
Controls and Procedures (Parent Company)
(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Parent Company’s principal executive officer and principal financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2011:

				Total
				Number of	Maximum
				Shares	Number of
	Total			Purchased as	Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid Per	Announced Plans	Under the Plans
	Purchased		Share	or Programs	or Programs (a)

2011:
January	10,485	(b)	$11.53	—	539,200
February	—		—	—	539,200
March	27,083	(b)	$11.81	—	539,200

Total	37,568			—

(a)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

(b)
Represents common shares cancelled by the Parent Company in satisfaction of tax withholding obligations upon vesting of restricted common shares previously awarded to Company employees. Such shares do not impact the total number of shares that may yet be purchased under the share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1
Amendment No. 1 to the Second Amendment and Restated Revolving Credit Agreement dated as of February 28, 2011(incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust’s Form 8-K filed on March 1, 2011)

10.2	Form of Restricted Share Award (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2011) **

10.3	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2011) **

10.4	Form of Incentive Share Option Agreement (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2011) **

10.5	Form of Non-Qualified Share Option Agreement (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2011) **

10.6	2011 — 2013 Performance Share Unit Program (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust’s Current Report on Form 8-K filed on March 8, 2011) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

BRANDYWINE REALTY TRUST (Registrant)
Date: May 4, 2011	By:	/s/ GERARD H. SWEENEY
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	By:	/s/ HOWARD M. SIPZNER
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2011	By:	/s/ GABRIEL J. MAINARDI
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date: May 4, 2011	By:	/s/ GERARD H. SWEENEY
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2011
	By:	/s/ HOWARD M. SIPZNER
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2011	By:	/s/ GABRIEL J. MAINARDI
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)