Form 10-Q
period 2011-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2011-08-04
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
A total of 135,536,351 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of August 1, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2011 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned a 93.2% interest in the Operating Partnership. The remaining 6.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Brandywine Realty Trust

Financial Statements of Brandywine Realty Trust (unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	5

Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010	6

Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2011 and 2010	7

Consolidated Statements of Equity for the six-month periods ended June 30, 2011 and 2010	8

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010	9

Brandywine Operating Partnership, L.P.

Financial Statements of Brandywine Operating Partnership, L.P. (unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	10

Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010	11

Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2011 and 2010	12

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010	13

Notes to Unaudited Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	63

Item 4. Controls and Procedures (Brandywine Realty Trust)

Controls and Procedures (Brandywine Operating Partnership, L.P.)	63

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Removed and Reserved	64

Item 5. Other Information	64

Item 6. Exhibits	65

Signatures	66

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate investments:
Rental properties	$4,885,041	$4,834,111
Accumulated depreciation	(835,713)	(776,078)

Operating real estate investments, net	4,049,328	4,058,033
Construction-in-progress	33,314	33,322
Land inventory	120,245	110,055

Total real estate investments, net	4,202,887	4,201,410

Cash and cash equivalents	733	16,565
Accounts receivable, net	14,129	16,009
Accrued rent receivable, net	103,221	95,541
Investment in real estate ventures, at equity	82,927	84,372
Deferred costs, net	113,498	106,117
Intangible assets, net	78,401	97,462
Notes receivable	19,285	18,205
Other assets	53,414	54,697

Total assets	$4,668,495	$4,690,378

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$588,823	$711,789
Unsecured credit facility	42,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,652,198	1,352,657
Accounts payable and accrued expenses	63,263	72,235
Distributions payable	22,854	22,623
Deferred income, gains and rent	112,814	121,552
Acquired below market leases, net	25,556	29,233
Other liabilities	41,943	36,515

Total liabilities	2,732,451	2,712,604

Commitments and contingencies (Note 17)

Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding-2,000,000 in 2011 and 2010, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding-2,300,000 in 2011 and 2010, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 135,536,709 and 134,601,796 issued in 2011 and 2010, respectively and 135,536,709 and 134,485,117 outstanding in 2011 and 2010, respectively	1,353	1,343
Additional paid-in capital	2,684,730	2,671,217
Deferred compensation payable in common stock	5,737	5,774
Common shares in treasury, at cost, 116,679 in 2010	—	(3,074)
Common shares in grantor trust, 295,852 in 2011 and 291,281 in 2010	(5,737)	(5,774)
Cumulative earnings	475,327	483,439
Accumulated other comprehensive loss	(2,474)	(1,945)
Cumulative distributions	(1,346,353)	(1,301,521)

Total Brandywine Realty Trust’s equity	1,812,626	1,849,502
Non-controlling interests	123,418	128,272

Total equity	1,936,044	1,977,774

Total liabilities and equity	$4,668,495	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rents	$120,416	$113,006	$241,145	$227,048
Tenant reimbursements	18,969	17,234	42,025	38,050
Termination fees	1,948	1,331	2,516	3,085
Third party management fees, labor reimbursement and leasing	2,733	2,904	5,486	6,371
Other	1,341	1,022	2,439	1,943

Total revenue	145,407	135,497	293,611	276,497
Operating Expenses:
Property operating expenses	40,595	38,018	86,614	82,336
Real estate taxes	14,474	13,383	28,871	26,121
Third party management expenses	1,506	1,493	3,016	2,905
Depreciation and amortization	58,014	51,289	109,688	103,318
General and administrative expenses	5,890	6,653	12,134	12,745

Total operating expenses	120,479	110,836	240,323	227,425

Operating income	24,928	24,661	53,288	49,072
Other Income (Expense):
Interest income	421	963	862	1,828
Interest expense	(34,738)	(31,210)	(67,131)	(62,734)
Interest expense — amortization of deferred financing costs	(1,070)	(862)	(1,998)	(1,873)
Equity in income of real estate ventures	1,088	1,025	2,321	2,321
Net gain on sale of interests in real estate	—	—	2,791	—
Loss on early extinguishment of debt	(756)	(445)	(756)	(1,637)

Loss from continuing operations	(10,127)	(5,868)	(10,623)	(13,023)
Discontinued operations:
Income from discontinued operations	57	268	63	675
Net gain on disposition of discontinued operations	3,836	—	3,836	6,349

Total discontinued operations	3,893	268	3,899	7,024

Net loss	(6,234)	(5,600)	(6,724)	(5,999)
Net income from discontinued operations attributable to non-controlling interests — LP units	(78)	(6)	(78)	(150)
Net loss attributable to non-controlling interests — LP units	243	165	294	360

Net loss attributable to non-controlling interests	165	159	216	210

Net loss attributable to Brandywine Realty Trust	(6,069)	(5,441)	(6,508)	(5,789)
Distribution to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(121)	(128)	(263)	(256)

Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(8,188)	$(7,567)	$(10,767)	$(10,041)

Basic loss per Common Share:
Continuing operations	$(0.09)	$(0.06)	$(0.11)	$(0.13)
Discontinued operations	0.03	0.00	0.03	0.05

	$(0.06)	$(0.06)	$(0.08)	$(0.08)

Diluted loss per Common Share:
Continuing operations	(0.09)	$(0.06)	$(0.11)	$(0.13)
Discontinued operations	0.03	0.00	0.03	0.05

	$(0.06)	$(0.06)	$(0.08)	$(0.08)

Basic weighted average shares outstanding	135,342,538	131,510,924	134,962,093	130,146,853

Diluted weighted average shares outstanding	135,342,538	131,510,924	134,962,093	130,146,853

Net loss attributable to Brandywine Realty Trust
Loss from continuing operations	$(9,884)	$(5,703)	$(10,329)	$(12,663)
Income from discontinued operations	3,815	262	3,821	6,874

Net loss	$(6,069)	$(5,441)	$(6,508)	$(5,789)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net loss	$(6,234)	$(5,600)	$(6,724)	$(5,999)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	—	2,355	(613)	4,171
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	51	14	74	(1)

Total comprehensive income (loss)	51	2,369	(539)	4,170

Comprehensive income (loss)	(6,183)	(3,231)	(7,263)	(1,829)

Comprehensive loss attributable to non-controlling interest	164	109	226	122

Comprehensive income (loss) attributable to Brandywine Realty Trust	$(6,019)	$(3,122)	$(7,037)	$(1,707)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Six-Month Periods Ended June 30, 2011 and 2010
(unaudited, in thousands, except number of shares)
June 30, 2011

					Number of Rabbi	Common Shares of			Deferred
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Accumulated Other
	Number of	Preferred	Number of Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774

Net loss											(6,508)			(216)	(6,724)
Comprehensive income												(529)		(10)	(539)
Issuance of Common Shares of Beneficial Interest			679,285			7	8,265								8,272
Equity issuance costs							(234)							(26)	(260)
Conversion of LP Units to Common Shares			92,992			1	1,098							(1,099)	—
Bonus Share Issuance				(463)	463			12	5	(5)	(6)				6
Vesting of Restricted Stock			85,248	(116,216)	9,043	1	(1,820)	3,062			(1,598)				(355)
Restricted Stock Amortization							1,519								1,519
Restricted Performance Units Amortization							780								780
Exercise of Stock Options			76,887			1	428								429
Stock Option Amortization							728								728
Outperformance Plan Amortization							109								109
Share Issuance from/to Deferred Compensation Plan			(487)		(4,935)		(16)				(42)	42			(16)
Share Choice Plan Issuance			(1,684)				(55)								(55)
Trustee Fees Paid in Shares			2,672				32								32
Adjustment to Non-controlling Interest							2,679							(2,679)	—
Preferred Share distributions													(3,996)		(3,996)
Distributions declared ($0.30 per share)													(40,836)	(824)	(41,660)

BALANCE, June 30, 2011	4,300,000	$43	135,536,709	—	295,852	$1,353	$2,684,730	$—	$5,737	$(5,737)	$475,327	$(2,474)	$(1,346,353)	$123,418	$1,936,044

June 30, 2010

					Number of Rabbi	Common Shares of			Deferred
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Accumulated Other
	Number of	Preferred	Number of Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	4,300,000	$43	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss											(5,789)			(210)	(5,999)
Comprehensive income												4,082		88	4,170
Issuance of Common Shares of Beneficial Interest			3,285,345			33	41,659								41,692
Equity issuance costs							(770)								(770)
Bonus Share Issuance				(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock				(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization							1,806								1,806
Restricted Performance Units Amortization							424								424
Stock Option Amortization							503								503
Outperformance Plan Amortization							246								246
Share Issuance from/to Deferred Compensation Plan			(73)		(1,002)		—		(33)	33					—
Trustee Fees Paid in Shares				(8,412)	3,020			224	35	(35)	(126)				98
Adjustment to Non-controlling Interest							(480)							480	—
Cumulative Effect of Accounting Change for Variable Interest Entities											1,439			(38)	1,401
Preferred Share distributions													(3,996)		(3,996)
Distributions declared ($0.30 per share)													(39,607)	(843)	(40,450)

BALANCE, June 30, 2010	4,300,000	$43	132,134,448	134,147	299,314	$1,319	$2,652,695	$(3,806)	$6,023	$(6,023)	$494,989	$(5,056)	$(1,256,962)	$37,785	$1,921,007

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,724)	$(5,999)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	109,775	104,622
Amortization of deferred financing costs	1,998	1,873
Amortization of debt discount/(premium), net	529	490
Straight-line rent income	(9,447)	(5,408)
Amortization of acquired above (below) market leases to rental revenue, net	(2,636)	(3,181)
Straight-line ground rent expense	975	740
Provision for doubtful accounts	689	1,717
Non-cash compensation expense	2,051	2,492
Real estate venture income in excess of distributions	(1,618)	(1,958)
Net gain on sale of interests in real estate	(6,627)	(6,349)
Loss on early extinguishment of debt	756	1,637
Cumulative interest accretion of repayments of unsecured notes	—	(2,716)
Contributions from historic tax credit transaction, net of deferred costs	—	27,396
Changes in assets and liabilities:
Accounts receivable	2,063	161
Other assets	2,231	2,074
Accounts payable and accrued expenses	(4,500)	(7,089)
Deferred income, gains and rent	(5,048)	(5,594)
Other liabilities	3,875	(1,906)

Net cash from operating activities	88,342	103,002
Cash flows from investing activities:
Acquisition of properties	(22,032)	—
Sales of properties, net	5,639	10,445
Capital expenditures	(67,768)	(89,438)
Advances for purchase of tenant assets, net of repayments	(386)	(9,116)
Loan provided to an unconsolidated Real Estate Venture partner	(1,045)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	3,063	801
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(14,724)	(11,594)

Net cash used in investing activities	(97,253)	(100,284)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	181,500	231,000
Repayments of Credit Facility borrowings	(322,500)	(163,000)
Repayments of mortgage notes payable	(122,204)	(4,467)
Proceeds from unsecured notes	321,498	—
Repayments of unsecured notes	(23,931)	(64,604)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(3,662)	8
Net proceeds from issuance of shares	8,069	41,021
Exercise of stock options	429	—
Distributions paid to shareholders	(44,669)	(43,104)
Distributions to noncontrolling interest	(838)	(842)

Net cash from (used in) financing activities	(6,921)	(3,988)

Increase (decrease) in cash and cash equivalents	(15,832)	(1,270)
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$733	$297

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2011 and 2010 of $859 and $6,791, respectively	$67,098	$80,150
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	903	(2,739)
Change in capital expenditures financed through retention payable at period end	(5,500)	1,624
Change in unfunded tenant allowance	514	(2,418)
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,885,041	$4,834,111
Accumulated depreciation	(835,713)	(776,078)

Operating real estate investments, net	4,049,328	4,058,033
Construction-in-progress	33,314	33,322
Land inventory	120,245	110,055

Total real estate investments, net	4,202,887	4,201,410

Cash and cash equivalents	733	16,565
Accounts receivable, net	14,129	16,009
Accrued rent receivable, net	103,221	95,541
Investment in real estate ventures, at equity	82,927	84,372
Deferred costs, net	113,498	106,117
Intangible assets, net	78,401	97,462
Notes receivable	19,285	18,205
Other assets	53,414	54,697

Total assets	$4,668,495	$4,690,378

LIABILITIES AND EQUITY
Mortgage notes payable	$588,823	$711,789
Borrowing under credit facilities	42,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,652,198	1,352,657
Accounts payable and accrued expenses	63,263	72,235
Distributions payable	22,854	22,623
Deferred income, gains and rent	112,814	121,552
Acquired below market leases, net	25,556	29,233
Other liabilities	41,943	36,515

Total liabilities	2,732,451	2,712,604

Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 9,809,759 and 9,902,752 issued and outstanding in 2011 and 2010, respectively	128,616	132,855

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	55,538	55,538
General Partnership Capital, 135,536,709 and 134,601,796 units issued in 2011 and 2010, respectively and 135,536,709 and 134,485,117 units outstanding in 2011 and 2010, respectively	1,706,599	1,743,549

Accumulated other comprehensive loss	(2,621)	(2,080)

Total Brandywine Operating Partnership’s equity	1,807,428	1,844,919

Total liabilities and partners’ equity	$4,668,495	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Rents	$120,416	$113,006	$241,145	$227,048
Tenant reimbursements	18,969	17,234	42,025	38,050
Termination fees	1,948	1,331	2,516	3,085
Third party management fees, labor reimbursement and leasing	2,733	2,904	5,486	6,371
Other	1,341	1,022	2,439	1,943

Total revenue	145,407	135,497	293,611	276,497

Operating Expenses:
Property operating expenses	40,595	38,018	86,614	82,336
Real estate taxes	14,474	13,383	28,871	26,121
Third party management expenses	1,506	1,493	3,016	2,905
Depreciation and amortization	58,014	51,289	109,688	103,318
General & administrative expenses	5,890	6,653	12,134	12,745

Total operating expenses	120,479	110,836	240,323	227,425

Operating income	24,928	24,661	53,288	49,072
Other Income (Expense):
Interest income	421	963	862	1,828
Interest expense	(34,738)	(31,210)	(67,131)	(62,734)
Interest expense — amortization of deferred financing costs	(1,070)	(862)	(1,998)	(1,873)
Equity in income of real estate ventures	1,088	1,025	2,321	2,321
Net gain on sale of interests in real estate	—	—	2,791	—
Loss on early extinguishment of debt	(756)	(445)	(756)	(1,637)

Loss from continuing operations	(10,127)	(5,868)	(10,623)	(13,023)

Discontinued operations:
Income from discontinued operations	57	268	63	675
Net gain on disposition of discontinued operations	3,836	—	3,836	6,349

Total discontinued operations	3,893	268	3,899	7,024

Net loss	(6,234)	(5,600)	(6,724)	(5,999)
Distribution to Preferred Shares	(1,998)	(1,998)	(3,996)	(3,996)
Amount allocated to unvested restricted shareholders	(121)	(128)	(263)	(256)

Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership	$(8,353)	$(7,726)	$(10,983)	$(10,251)

Basic loss per Common Partnership Unit:
Continuing operations	$(0.09)	$(0.06)	$(0.11)	$(0.13)
Discontinued operations	0.03	0.00	0.03	0.05

	$(0.06)	$(0.06)	$(0.08)	$(0.08)

Diluted loss per Common Partnership Unit:
Continuing operations	$(0.09)	$(0.06)	$(0.11)	$(0.13)
Discontinued operations	0.03	0.00	0.03	0.05

	$(0.06)	$(0.06)	$(0.08)	$(0.08)

Basic weighted average common partnership units outstanding	145,220,764	134,320,032	144,852,515	132,955,961

Diluted weighted average common partnership units outstanding	145,220,764	134,320,032	144,852,515	132,955,961

Net loss attributable to Brandywine Operating Partnership, L.P.
Loss from continuing operations	$(10,127)	$(5,868)	$(10,623)	$(13,023)
Loss from discontinued operations	3,893	268	3,899	7,024

Net loss	$(6,234)	$(5,600)	$(6,724)	$(5,999)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the six-month periods
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net loss	$(6,234)	$(5,600)	$(6,724)	$(5,999)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	—	2,355	(613)	4,171
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	51	14	74	(1)

Total comprehensive income (loss)	51	2,369	(539)	4,170

Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(6,183)	$(3,231)	$(7,263)	$(1,829)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,724)	$(5,999)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	109,775	104,622
Amortization of deferred financing costs	1,998	1,873
Amortization of debt discount/(premium), net	529	490
Straight-line rent income	(9,447)	(5,408)
Amortization of acquired above (below) market leases to rental revenue, net	(2,636)	(3,181)
Straight-line ground rent expense	975	740
Provision for doubtful accounts	689	1,717
Non-cash compensation expense	2,051	2,492
Real estate venture income in excess of distributions	(1,618)	(1,958)
Net gain on sale of interests in real estate	(6,627)	(6,349)
Loss on early extinguishment of debt	756	1,637
Cumulative interest accretion of repayments of unsecured notes	—	(2,716)
Contributions from historic tax credit transaction, net of deferred costs	—	27,396
Changes in assets and liabilities:
Accounts receivable	2,063	161
Other assets	2,231	2,074
Accounts payable and accrued expenses	(4,500)	(7,089)
Deferred income, gains and rent	(5,048)	(5,594)
Other liabilities	3,875	(1,906)

Net cash from operating activities	88,342	103,002
Cash flows from investing activities:
Acquisition of properties	(22,032)	—
Sales of properties, net	5,639	10,445
Capital expenditures	(67,768)	(89,438)
Advances for purchase of tenant assets, net of repayments	(386)	(9,116)
Loan provided to unconsolidated real estate venture partner	(1,045)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	3,063	801
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(14,724)	(11,594)

Net cash used in investing activities	(97,253)	(100,284)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	181,500	231,000
Repayments of Credit Facility borrowings	(322,500)	(163,000)
Repayments of mortgage notes payable	(122,204)	(4,467)
Proceeds from unsecured notes	321,498	—
Repayments of unsecured notes	(23,931)	(64,604)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(3,662)	8
Net proceeds from issuance of shares	8,069	41,021
Exercise of stock options	429	—
Distributions paid to preferred and common partnership unitholders	(45,507)	(43,946)

Net cash from (used in) financing activities	(6,921)	(3,988)

Increase (decrease) in cash and cash equivalents	(15,832)	(1,270)
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$733	$297

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2011 and 2010 of $859 and $6,791, respectively	$67,098	$80,150
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	903	(2,739)
Change in capital expenditures financed through retention payable at period end	(5,500)	1,624
Change in unfunded tenant allowance	514	(2,418)
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned a 93.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2011, the Company owned 209 office properties, 20 industrial facilities and six mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.7 million net rentable square feet. In addition, as of June 30, 2011, the Company owned economic interests in 16 unconsolidated real estate ventures that contain approximately 6.1 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2011, the management company subsidiaries were managing properties containing an aggregate of approximately 33.7 million net rentable square feet, of which approximately 25.7 million net rentable square feet related to Properties owned by the Company and approximately 8.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2011, the results of its operations for the three- and six-month periods ended June 30, 2011 and 2010 and its cash flows for the six-month periods ended June 30, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their respective 2010 Annual Reports on Form 10-K filed with the SEC on February 25, 2011.
Reclassifications and Out of Period Adjustment
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. In addition, the Company changed $14.0 million from leasing costs to capital expenditures in the investing section of the statements of cash flows for the six months ended June 30, 2010. This change had no effect on the subtotals within the consolidated statement of cash flows.
During the quarter ended March 31, 2011, the Company recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue of $0.5 million during the first quarter of 2011 and in the understatement of total revenue of $0.3 million and $0.2 million for the years ended December 31, 2009, and 2008, respectively. As this error was not material to prior years’ consolidated financial statements and the impact of recording the error in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment in the first quarter of the current year.
The consolidated statement of operations for the three months ended June 30, 2011 also contains an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. This resulted in the overstatement of depreciation and amortization expense of $4.7 million for both the three and six months ended June 30, 2011. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and were understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As this error was not material to prior years’ consolidated financial statements and the impact of recording the error in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment during the current quarter.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at June 30, 2011 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited to applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company generally estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is generally amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is generally amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is generally amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, would be charged to expense and market rate adjustments (above or below) would be recorded to revenue.
Impairment or Disposal of Long-Lived Assets
The accounting standard for property, plant and equipment provides a single accounting model for long-lived assets classified as held-for-sale; defines the scope of businesses to be disposed of that qualify for reporting as discontinued operations; and affects the timing of recognizing losses on such operations.
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
During the Company’s impairment review for the six month periods ended June 30, 2011 and 2010, the Company determined that no impairment charges were necessary.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of June 30, 2011.
Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIEs) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of VIEs.

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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $4.1 million and $8.3 million for the three and six-month periods ended June 30, 2011 and approximately $1.8 million and $3.8 million for the three and six-month periods ended June 30, 2010, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $1.2 million for the three and six-month periods ended June 30, 2011 and by $0.7 million and $1.6 million for the three and six-month periods ended June 30, 2010, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.4 million and $0.6 million for the three and six-month periods ended June 30, 2011 and by $0.3 million and $1.0 million for the three and six-month periods ended June 30, 2010, respectively.
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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of June 30, 2011, 5,787,730 common shares remained available for future awards under the 1997 Plan (including 4,550,724 shares available solely for options and share appreciation rights). Through June 30, 2011, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.6 million and $3.3 million during the three and six-month periods ended June 30, 2011, of which $0.4 million and $0.7 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.8 million and $3.1 million during the three and six-month periods ended June 30, 2010, of which $0.4 million and $0.6 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Accounting for Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. See disclosures below related to the accounting standard for fair value measurements and disclosures.

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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Fair Value Measurements at Reporting
	Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Recurring
Assets:
Available-for-Sale Securities	$284	$284	$—	$—

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
There were no items that were accounted for at fair value on a non-recurring basis as of June 30, 2011.
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
Recent Accounting Pronouncement
In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard will not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.
In May 2011, the FASB issued amendments to the accounting standard for fair value measurements and disclosures. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard will not have a material impact on its consolidated financial position or results of operations.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2011 and December 31, 2010 the gross carrying value of the Company’s rental properties was as follows (in thousands):

	June 30, 2011	December 31, 2010

Land	$698,982	$697,724
Building and improvements	3,722,243	3,693,579
Tenant improvements	463,816	442,808

	$4,885,041	$4,834,111

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
On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company funded the cost of this acquisition with available corporate cash and a draw on its Credit Facility. The Company capitalized $0.5 million of acquisition related costs as part of land inventory in its consolidated balance sheet. The Company expects to contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture is expected to be formed to construct a mixed-use development property in the city of Philadelphia. The Company received $4.9 million from the prospective partner in anticipation of the real estate venture formation. The amount received is included as part of other liabilities in the Company’s consolidated balance sheet as of June 30, 2011.

On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is 67.2% leased as of June 30, 2011. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance of 7,111,112 units of a newly-established class of its limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units do not accrue a dividend and are not entitled to income or loss allocations prior to the first anniversary of the closing. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The assumed security deposit obligation is included in the tenant security deposits and deferred rents in the Company’s consolidated balance sheets. The Company funded the cash portion of the acquisition price through an advance under its Credit Facility and with available corporate funds.
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

The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and six-months ended June 30, 2010 as though the acquisition of Three Logan Square was completed on January 1, 2010. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three-months	Six-months
	ended June 30, 2010	ended June 30, 2010

Pro forma revenues	$142,426	$290,467
Pro forma loss from continuing operations	(5,615)	(12,429)
Pro forma net loss attributable to common shareholders	(7,314)	(9,448)

Loss per common share from continuing operations:
Basic — as reported	$(0.06)	$(0.13)

Basic — as pro forma	$(0.06)	$(0.13)

Diulted — as reported	$(0.06)	$(0.13)

Diulted — as pro forma	$(0.06)	$(0.13)

Loss per common share:
Basic — as reported	$(0.06)	$(0.08)

Basic — as pro forma	$(0.06)	$(0.08)

Diulted — as reported	$(0.06)	$(0.08)

Diulted — as pro forma	$(0.06)	$(0.08)

On June 27, 2011, the Company sold Three Greentree Center, a 69,300 net rentable square feet office property located in Marlton, New Jersey, for a sales price of $5.9 million. The property was 13.9% occupied as of the date of sale. This sale is included in discontinued operations (see Note 10).
During the first quarter of the current year, the Company recognized a $2.8 million net gain upon the sale of its remaining 11% ownership interest in three properties which it partially sold to one of its unconsolidated Real Estate Ventures in December 2007. The Company had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, the Company exercised the put/call and transferred full ownership in the three properties to the Real Estate Venture. Accordingly, the Company’s direct continuing involvement through its 11% interest in the properties ceased as a result of the transfer of the ownership interest. The Company has also presented the gain as part of its continuing operations in its consolidated statements of operations because of its prior significant continuing involvement with the properties through its interest in the unconsolidated Real Estate Venture and its management and leasing activities at the properties.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2011, the Company had an aggregate investment of approximately $82.9 million in 16 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of June 30, 2011, 14 of the Real Estate Ventures owned 49 office buildings that contain an aggregate of approximately 6.1 million net rentable square feet; one Real Estate Venture owned three acres of undeveloped parcel of land; and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 10% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010

Net property	$726,254	$804,705
Other assets	99,589	105,576
Other liabilities	39,583	44,509
Debt	683,679	748,387
Equity	102,581	117,385
Company’s share of equity (Company’s basis)	82,927	84,372
The following is a summary of results of operations of the Real Estate Ventures for the three and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Revenue	$32,722	$30,528	$72,398	$54,598
Operating expenses	14,370	10,305	30,544	19,001
Interest expense, net	9,550	9,270	21,673	17,008
Depreciation and amortization	8,487	8,302	18,968	14,524
Net (loss) income	(315)	2,651	(1,213)	4,065
Company’s share of income (Company’s basis)	1,088	1,025	2,321	2,321
As of June 30, 2011, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
On June 29, 2011, one of the unconsolidated Real Estate Ventures sold its only office building, a 347,620 net rentable square feet office property located in Conshohocken, Pennsylvania, for a sales price of $86.7 million. The property was 87.0% occupied as of the date of sale. The Company had a three percent ownership percentage in the Real Estate Venture and recognized $0.6 million of income from the sale as part of its equity in income from the Real Estate Venture.
In November 2010, the Company acquired a 25% interest in two partnerships which own two office buildings in Philadelphia, Pennsylvania. The other partner holds the remaining 75% interest in each of the two partnerships. In connection with the closing, the Company contributed an initial $5.0 million, out of a total of $25.0 million of committed preferred equity. The Company expects to contribute the remaining $20.0 million by December 2012. Failure to fund the remaining commitment will result in an adjustment to the Company’s 25% limited partnership ownership percentage.

5. DEFERRED COSTS
As of June 30, 2011 and December 31, 2010, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2011
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$133,734	$(48,223)	$85,511
Financing Costs	39,605	(11,618)	27,987

Total	$173,339	$(59,841)	$113,498

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$123,724	$(43,930)	$79,794
Financing Costs	37,257	(10,934)	26,323

Total	$160,981	$(54,864)	$106,117

During the three and six-month periods ended June 30, 2011, the Company capitalized internal direct leasing costs of $1.7 million and $3.2 million, and $1.3 million and $3.1 million during the three and six-months ended June 30, 2010, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of June 30, 2011 and December 31, 2010, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2011
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net

In-place lease value	$97,523	$(61,390)	$36,133
Tenant relationship value	80,242	(46,041)	34,201
Above market leases acquired	16,718	(8,651)	8,067

Total	$194,483	$(116,082)	$78,401

Below market leases acquired	$66,402	$(40,846)	$25,556

	December 31, 2010
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net

In-place lease value	$108,456	$(63,010)	$45,446
Tenant relationship value	95,385	(52,113)	43,272
Above market leases acquired	18,319	(9,575)	8,744

Total	$222,160	$(124,698)	$97,462

Below market leases acquired	$67,198	$(37,965)	$29,233

As of June 30, 2011, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2011 (six months remaining)	$14,510	$3,581
2012	20,705	6,447
2013	12,452	5,902
2014	9,481	4,334
2015	6,717	2,158
Thereafter	14,536	3,134

Total	$78,401	$25,556

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2011 and December 31, 2010 (in thousands):
MORTGAGE DEBT:

			Effective
	June 30,	December 31,	Interest		Maturity
Property / Location	2011	2010	Rate		Date

Arboretum I, II, III & V	$—	$20,386	7.59	% (a)	Jul-11
Midlantic Drive/Lenox Drive/DCC I	—	56,514	8.05	%(b)	Oct-11
Research Office Center	—	39,145	5.30	%(c), (d)	Oct-11
Concord Airport Plaza	33,914	34,494	5.55	%(d)	Jan-12
Newtown Square/Berwyn Park/Libertyview	57,334	58,102	7.25%		May-13
Southpoint III	2,249	2,597	7.75%		Apr-14
Tysons Corner	95,698	96,507	5.36	%(d)	Aug-15
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	60,000	60,000	4.50	% (e)	Jul-16
IRS Philadelphia Campus	205,676	208,366	6.95%		Sep-30
Cira South Garage	45,372	46,335	7.11%		Sep-30

Principal balance outstanding	590,043	712,246
Plus: unamortized fixed-rate debt premiums (discounts), net	(1,220)	(457)

Total mortgage indebtedness	$588,823	$711,789

UNSECURED DEBT:
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	59,835	59,835	5.50	% (f)	Oct-11
Bank Term Loan	183,000	183,000	LIBOR + 0.800	% (g)	Jun-12
Credit Facility	42,000	183,000	LIBOR + 0.725	% (g)	Jun-12
$300.0M 5.750% Guaranteed Notes due 2012	153,694	175,200	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	248,585	250,000	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	—	5.14%		Apr-18
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	1,883,405	1,722,326
Less: unamortized exchangeable debt discount	(362)	(906)
unamortized fixed-rate debt discounts, net	(5,845)	(2,763)

Total unsecured indebtedness	$1,877,198	$1,718,657

Total Debt Obligations	$2,466,021	$2,430,446

(a)	On April 1, 2011, the Company prepaid the remaining balance of the loan without penalty.

(b)	On June 3, 2011, the Company prepaid the remaining balance of the loan without penalty.

(c)
On June 30, 2011, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.3 million related to this loan was included as part of the loss on early extinguishment of debt in the Company’s consolidated statement of operations during the quarter.

(d)	These loans were assumed upon acquisition of the related properties. The interest rates reflect the market rate at the time of acquisition.

(e)	This mortgage is subject to an interest rate floor of 4.50% on a monthly basis. On July 11, 2011, the Company prepaid the balance of the loan without penalty (see Note 18).

(f)
On October 20, 2011, the holders of the Guaranteed Exchangeable Notes have the right to request the redemption of all or a portion of the Guaranteed Exchangeable Notes they hold at a price equal to 100% of the principal amount plus accrued and unpaid interest. Accordingly, the Guaranteed Exchangeable Notes have been presented with an October 20, 2011 maturity date.

(g)
On March 31, 2011, the maturity dates of the Bank Term Loan and the Credit Facility were extended to June 29, 2012 from June 29, 2011. On June 29, 2011, the Company paid a total extension fee amounting to $1.2 million which is equal to 15 basis points of the outstanding principal balance of the Bank Term Loan and of the committed amount under the Credit Facility. The extension of the maturity dates was at the Company’s option under the Bank Term Loan and the Credit Facility agreements. There were no changes in the terms and conditions of the loan agreements as a result of the maturity date extensions.

During the six-month periods ended June 30, 2011 and 2010, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.50% and 6.43%, respectively.
During the six-months ended June 30, 2011, the Company repurchased $22.9 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2012 5.750% Notes	$22,331	$21,506	$(821)	$82
2015 7.500% Notes	1,600	1,415	(211)	8

	$23,931	$22,921	$(1,032)	$90

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not, by itself incur indebtedness.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million provided that the Company has not committed any defaults under the Credit Facility and is able to acquire additional commitments from its existing lenders or new lenders. As of June 30, 2011, the Company had $42.0 million of borrowings and $10.3 million in letters of credit outstanding, leaving $547.7 million of unused availability under the Credit Facility. During the six-month periods ended June 30, 2011 and 2010, the weighted-average interest rate on Credit Facility borrowings was 1.01%. As of June 30, 2011 and 2010, the weighted average interest rate on the Credit Facility was 0.99% and 1.07%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of June 30, 2011.
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
The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $59.8 million both at June 30, 2011 and December 31, 2010, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares or a combination of both at the Company’s option. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $0.4 million at June 30, 2011 and $0.9 million at December 31, 2010, respectively, and will be amortized through October 15, 2011. The effective interest rate at June 30, 2011 and December 31, 2010 was 5.5%. The Company recognized contractual coupon interest of $0.6 million and $1.2 million for the three and six-month periods ended June 30, 2011 and $0.8 million and $1.9 million for the three and six-month periods ended June 30, 2010, respectively. In addition, the Company recognized interest expense on amortization of debt discount of $0.3 million and $0.6 million during the three and six-month periods ended June 30, 2011 and $0.4 million and $0.9 million during the three and six-month periods ended June 30, 2010, respectively. Debt discount write-offs resulting from debt repurchases amounted to $0.5 million and $1.6 million for the three and six-month periods ended June 30, 2010. There were no repurchases of the notes during the three and six-month periods ended June 30, 2011.

As of June 30, 2011, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2011	$6,339
2012	424,630
2013	67,037
2014	255,016
2015	348,742
Thereafter	1,371,684

Total principal payments	2,473,448
Net unamortized premiums/(discounts)	(7,427)

Outstanding indebtedness	$2,466,021

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of June 30, 2011 and December 31, 2010, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2011 and December 31, 2010 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2011			December 31, 2010
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value

Mortgage payable, net of discounts	$588,823		$602,815	$711,789		$726,348
Unsecured notes payable, net of discounts	$1,573,588		$1,702,493	$1,274,047		$1,338,743
Variable rate debt instruments	$303,610		$295,131	$444,610		$432,556
Notes receivable	$32,255	(a)	$29,995	$31,216	(a)	$28,921

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
Risks and Uncertainties
Significantly challenging current economic conditions have generally resulted in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with a sluggish economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase through 2011 and possibly beyond as the current economic climate negatively impacts tenants.. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
The Company expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility and illiquidity in the financial and credit markets including the potential impact of the government’s inability to resolve the debt limit issue, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition.

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
The Company was in compliance with all financial covenants as of June 30, 2011. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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

On March 31, 2011, in anticipation of the offering of $325.0 million of 4.95% unsecured guaranteed notes due April 15, 2018, the Company entered into seven intra-day treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The total notional amount of the treasury lock agreements were $230.0 million for an expiration of 7 years at treasury rates of 2.891%, 2.873%, and 2.858% and had a fair value of $0.6 million at March 31, 2011. The agreements were also settled in the same day upon completion of the debt offering at a total expense of $0.6 million. This expense was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and will be amortized over the term of the note.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, in connection with the intra-day treasury lock agreement that the Company entered into and the remaining interest swaps which matured in October 18, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The changes in fair values of the hedges during the three and six months ended June 30, 2010 were included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three and six-month periods ended June 30, 2011 and 2010. Conditions in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the three and six-month periods ended June 30, 2011, income from discontinued operations relates to one property that the Company sold during 2011. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three and six-month periods ended June 30, 2011 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2011	ended June 30, 2011
Revenue:
Rents	$199	$475
Tenant reimbursements	18	83
Other	—	(78)

Total revenue	217	480

Expenses:
Property operating expenses	101	260
Real estate taxes	19	70
Depreciation and amortization	40	87

Total operating expenses	160	417

Income from discontinued operations before gain on sale of interests in real estate	57	63

Net gain on disposition of discontinued operations	3,836	3,836

Income from discontinued operations	$3,893	$3,899

For the three and six-month periods ended June 30, 2010, income from discontinued operations relates to nine properties that the Company sold since January 1, 2010 through June 30, 2011. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2010 (in thousands):

	Three-month period	Six-month period
	ended June 30, 2010	ended June 30, 2010
Revenue:
Rents	$1,526	$2,993
Tenant reimbursements	642	1,357
Other	2	2

Total revenue	2,170	4,352

Expenses:
Property operating expenses	751	1,606
Real estate taxes	315	631
Depreciation and amortization	836	1,440

Total operating expenses	1,902	3,677

Income from discontinued operations before gain on sale of interests in real estate	268	675

Net gain on disposition of discontinued operations	—	6,349

Income from discontinued operations	$268	$7,024

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
As of June 30, 2011 and December 31, 2010, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $123.4 million and $128.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $113.7 million and $115.4 million, respectively.
12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(10,127)	$(10,127)	$(5,868)	$(5,868)

Net loss from continuing operations attributable to non-controlling interests	243	243	165	165
Amount allocable to unvested restricted shareholders	(121)	(121)	(128)	(128)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common shareholders	(12,003)	(12,003)	(7,829)	(7,829)

Income (loss) from discontinued operations	3,893	3,893	268	268
Discontinued operations attributable to non-controlling interests	(78)	(78)	(6)	(6)

Discontinued operations attributable to common shareholders	3,815	3,815	262	262

Net loss attributable to common shareholders	$(8,188)	$(8,188)	$(7,567)	$(7,567)

Denominator
Weighted-average shares outstanding	135,342,538	135,342,538	131,510,924	131,510,924

Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.09)	$(0.09)	$(0.06)	$(0.06)
Discontinued operations attributable to common shareholders	0.03	0.03	—	—

Net loss attributable to common shareholders	$(0.06)	$(0.06)	$(0.06)	$(0.06)

	Six-month periods ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(10,623)	$(10,623)	$(13,023)	$(13,023)

Net loss from continuing operations attributable to non-controlling interests	294	294	360	360
Amount allocable to unvested restricted shareholders	(263)	(263)	(256)	(256)
Preferred share dividends	(3,996)	(3,996)	(3,996)	(3,996)

Loss from continuing operations available to common shareholders	(14,588)	(14,588)	(16,915)	(16,915)

Income (loss) from discontinued operations	3,899	3,899	7,024	7,024
Discontinued operations attributable to non-controlling interests	(78)	(78)	(150)	(150)

Discontinued operations attributable to common shareholders	3,821	3,821	6,874	6,874

Net loss attributable to common shareholders	$(10,767)	$(10,767)	$(10,041)	$(10,041)

Denominator
Weighted-average shares outstanding	134,962,093	134,962,093	130,146,853	130,146,853

Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.11)	$(0.11)	$(0.13)	$(0.13)
Discontinued operations attributable to common shareholders	0.03	0.03	0.05	0.05

Net loss attributable to common shareholders	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Redeemable limited partnership units totaling 9,809,759 and 2,809,108 as of June 30, 2011 and 2010, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six months ended June 30, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On June 1, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.5 million, which was paid on July 20, 2011 to shareholders of record as of July 6, 2011. On June 1, 2011, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the six months ended June 30, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through June 30, 2011, the Parent Company had sold 6,421,553 shares under this program resulting in 8,578,447 remaining shares available for sale.

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
The Parent Company did not repurchase any shares during the six-month period ended June 30, 2011. As of June 30, 2011, the Parent Company may purchase an additional 0.5 million shares under the program. Repurchases may be made from time to time in the open market or in privately negotiated transactions, subject to market conditions and compliance with legal requirements. The share repurchase program does not contain any time limitation and does not obligate the Parent Company to repurchase any shares. The Parent Company may discontinue the program at any time.
13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(10,127)	$(10,127)	$(5,868)	$(5,868)

Amount allocable to unvested restricted unitholders	(121)	(121)	(128)	(128)
Preferred unit dividends	(1,998)	(1,998)	(1,998)	(1,998)

Loss from continuing operations available to common unitholders	(12,246)	(12,246)	(7,994)	(7,994)

Discontinued operations attributable to common unitholders	3,893	3,893	268	268

Net loss attributable to common unitholders	$(8,353)	$(8,353)	$(7,726)	$(7,726)

Denominator
Weighted-average units outstanding	145,220,764	145,220,764	134,320,032	134,320,032

Earnings per Common Share:
Loss from continuing operations attributable to common unitholders	$(0.09)	$(0.09)	$(0.06)	$(0.06)
Discontinued operations attributable to common unitholders	0.03	0.03	—	—

Net loss attributable to common unitholders	$(0.06)	$(0.06)	$(0.06)	$(0.06)

	Six-month periods ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(10,623)	$(10,623)	$(13,023)	$(13,023)

Amount allocable to unvested restricted unitholders	(263)	(263)	(256)	(256)
Preferred unit dividends	(3,996)	(3,996)	(3,996)	(3,996)

Loss from continuing operations available to common unitholders	(14,882)	(14,882)	(17,275)	(17,275)

Discontinued operations attributable to common unitholders	3,899	3,899	7,024	7,024

Net loss attributable to common unitholders	$(10,983)	$(10,983)	$(10,251)	$(10,251)

Denominator
Weighted-average units outstanding	144,852,515	144,852,515	132,955,961	132,955,961

Earnings per Common Share:
Loss from continuing operations attributable to common unitholders	$(0.11)	$(0.11)	$(0.13)	$(0.13)
Discontinued operations attributable to common unitholders	0.03	0.03	0.05	0.05

Net loss attributable to common unitholders	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six-months ended June 30, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Unit and Preferred Mirror Units
On June 1, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.5 million, which was paid on July 20, 2011 to unitholders of record as of July 6, 2011.
On June 1, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of June 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the six-month period ended June 30, 2011, the Parent Company contributed net proceeds amounting to $8.0 million from the sale of 679,285 common shares under its Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving Credit Facility and for general corporate purposes.
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
Common Unit Repurchases
The Parent Company did not purchase any shares during the six months ended June 30, 2011 and accordingly, during the six months ended June 30, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At June 30, 2011, the Parent Company had 3,642,965 options outstanding under its shareholder approved equity incentive plan. There were 1,311,943 options unvested as of June 30, 2011 and $3.1 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 2.0 years. During the three and six-months ended June 30, 2011, the Company recognized compensation expense related to unvested options of $0.4 million and $0.7 million, of which $0.1 million and $0.2 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the three and six-months ended June 30, 2010, the Company recognized $0.3 million and $0.5 million of compensation expense, respectively, and of which nominal amounts of compensation expense were capitalized. The recognized compensation expenses are included as part of general and administrative expense in the Company’s consolidated statements of operations.
Option activity as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2011	3,116,611	$14.56	7.81	$(9,080,625)
Granted	603,241	11.89	9.68	(180,972)
Exercised	(76,887)	2.91

Outstanding at June 30, 2011	3,642,965	$14.37	7.70	$(10,115,971)

Vested/Exercisable at June 30, 2011	2,331,021	$16.75	7.05	$(11,802,863)

On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 603,241 options to the Company’s executives. The options vest ratably over three years and have a ten year term. The vesting of the options is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for options granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. On May 24, 2011, the Compensation Committee modified these options in respect to 101,437 shares awarded to one of the Company’s executives. The modification, with the said executive’s approval, provided additional vesting conditions linked to the Company’s total shareholder return which the Company will determine every year during the vesting period. The implementation of these market conditions did not materially impact total compensation expense expected to be recognized. The modified portion of the options will vest in whole or in part only if the Company’s total shareholder return achieves specified targets, subject to vesting upon death, disability, qualifying retirement or a change of control. As of June 30, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.
Restricted Share Awards
As of June 30, 2011, 808,763 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at June 30, 2011 was approximately $5.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.6 years. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million and $1.6 million during the three and six-months ended June 30, 2011, of which $0.1 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized compensation expense related to outstanding restricted shares of $1.0 million and $1.8 million during the three and six-months ended June 30, 2010, of which $0.2 million and $0.4 million, respectively, were capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the six-months ended June 30, 2011:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2011	851,278	$10.75
Granted	197,035	11.92
Vested	(237,541)	19.76
Forfeited	(2,009)	15.04

Non-vested at June 30, 2011	808,763	$9.47

On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 174,012 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided in the award agreements Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of June 30, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.
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
On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair values of the 2011 and 2010 awards on the grant dates were $2.0 million, respectively, while the 2009 award was $1.1 million. The fair values of each award are being amortized over the three year cliff vesting period. In the case of the 2011 award, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of June 30, 2011, none of the Company’s executives has met conditions to elect a qualifying retirement.
For the three and six-month periods ended June 30, 2011, the Company recognized total compensation expense for the 2011, 2010 and 2009 awards of $0.5 million and $0.8 million, of which $0.1 million and $0.2 million were capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the three and six months ended June 30, 2010, the Company recognized total compensation expense for 2010 and 2009 awards of $0.3 million and $0.5 million, respectively, related to this plan of which nominal amounts were capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For each of the three and six-month periods ended June 30, 2011, the Company recognized $0.1 million of compensation expenses related to the outperformance program. For the three and six-month periods ended June 30, 2010, the Company recognized $0.1 million and $0.2 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2011 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares initially reserved for issuance under the ESPP is 1.25 million. During the three and six-month periods ended June 30, 2011, employees made purchases under the ESPP of $0.1 million and $0.2 million, respectively. The Company recognized a nominal amount and $0.1 million of compensation expense related to the ESPP during the three and six—month periods ended June 30, 2011, respectively. During the three and six-month periods ended June 30, 2010, employees made purchases under the ESPP of $0.2 million and $0.3 million, respectively. The Company recognized $0.1 million and $0.2 million of compensation expense related to the ESPP during the three and six-month periods ended June 30, 2010, respectively. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the six-month periods ended June 30, 2011 and 2010, the Company recorded a net increase in compensation costs of $0.4 million and a net decrease in compensation costs of $0.2 million, respectively, in connection with the Plan due to the change in the market value of the participant investments in the Plan.

The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the six-month periods ended June 30, 2011 and 2010, the Company recorded a net decrease in compensation costs of $0.4 million and a net increase in compensation costs of $0.2 million, respectively, in connection with the investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At June 30, 2011 and 2010, 0.3 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions made amounting to $61.4 million as of June 30, 2011 and December 31, 2010, respectively, are presented within deferred income in the Company’s consolidated balance sheet. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.2 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively. The Company anticipates that once a year beginning in September 2011 through September 2015 it will recognize the cash received as revenue net of allocated expenses over the five year tax credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. The Company also expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2011 and December 31, 2010 is $4.3 million, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $0.7 million for the three- and six-months ended June 30, 2011, respectively, and $0.3 million and $0.4 million for the three- and six-months ended June 30, 2010, respectively.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at June 30, 2011 and December 31, 2010 is $5.3 million and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of June 30, 2011, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
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

Segment information is as follows (in thousands):

	Pennsylvania	Philadelphia		New Jersey	Richmond,
	Suburbs	CBD	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of June 30, 2011:
Real estate investments, at cost:
Operating properties	$1,210,274	$928,880	$1,366,282	$568,992	$306,243	$254,920	$249,450	$—	$4,885,041
Construction-in-progress	—	—	—	—	—	—	—	33,314	33,314
Land inventory	—	—	—	—	—	—	—	120,245	120,245

As of December 31, 2010:
Real estate investments, at cost:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress	—	—	—	—	—	—	—	33,322	33,322
Land inventory	—	—	—	—	—	—	—	110,055	110,055

For the three-months ended June 30, 2011:
Total revenue	$39,137	$30,573	$32,616	$21,098	$9,277	$7,637	$5,382	$(313)	$145,407
Property operating expenses, real estate taxes and third party management expenses	13,572	11,220	12,190	10,004	3,623	3,420	2,821	(275)	56,575

Net operating income	$25,565	$19,353	$20,426	$11,094	$5,654	$4,217	$2,561	$(38)	$88,832

For the three-months ended June 30, 2010:
Total revenue	$37,332	$18,412	$34,661	$22,647	$8,769	$7,966	$5,967	$(257)	$135,497
Property operating expenses, real estate taxes and third party management expenses	12,866	7,956	11,996	10,543	3,165	3,441	2,956	(29)	52,894

Net operating income	$24,466	$10,456	$22,665	$12,104	$5,604	$4,525	$3,011	$(228)	$82,603

For the six-months ended June 30, 2011:
Total revenue	$79,431	$62,423	$65,258	$42,429	$18,076	$15,750	$10,791	$(547)	$293,611
Property operating expenses, real estate taxes and third party management expenses	30,366	23,439	24,514	21,751	7,011	6,514	5,515	(609)	118,501

Net operating income	$49,065	$38,984	$40,744	$20,678	$11,065	$9,236	$5,276	$62	$175,110

For the six-months ended June 30, 2010:
Total revenue	$76,814	$36,962	$69,403	$47,940	$18,168	$15,965	$11,871	$(626)	$276,497
Property operating expenses, real estate taxes and third party management expenses	29,622	15,793	24,370	22,787	6,824	6,762	5,684	(480)	111,362

Net operating income	$47,192	$21,169	$45,033	$25,153	$11,344	$9,203	$6,187	$(146)	$165,135

Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. All companies may not also calculate NOI in the same manner. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. Below is a reconciliation of consolidated net operating income to consolidated income from continuing operations:

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$88,832	$82,603	$175,110	$165,135
Less:
Interest expense	(34,738)	(31,210)	(67,131)	(62,734)
Deferred financing costs	(1,070)	(862)	(1,998)	(1,873)
Depreciation and amortization	(58,014)	(51,289)	(109,688)	(103,318)
Administrative expenses	(5,890)	(6,653)	(12,134)	(12,745)
Plus:
Interest income	421	963	862	1,828
Equity in income of real estate ventures	1,088	1,025	2,321	2,321
Net gain on sales of interests in real estate	—	—	2,791	—
Loss on early extinguishment of debt	(756)	(445)	(756)	(1,637)

Loss from continuing operations	(10,127)	(5,868)	(10,623)	(13,023)
Income from discontinued operations	3,893	268	3,899	7,024

Net loss	$(6,234)	$(5,600)	$(6,724)	$(5,999)

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

Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 18 to 92 years. Minimum future rental payments on non-cancelable leases at June 30, 2011 are as follows (in thousands):

2011 (six months remaining)	$909
2012	1,818
2013	1,818
2014	1,909
2015	1,909
Thereafter	289,897
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
The Company acquired ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease is scheduled to end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the Company acquired its rights under the lease (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate to $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of June 30, 2011, the Company had a balance of $1.3 million for this liability in its consolidated balance sheet.
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
As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.

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
18. SUBSEQUENT EVENTS
On July 11, 2011, the Company used available corporate funds and a draw on its Credit Facility to prepay its One Logan Square mortgage debt amounting to $60.0 million without penalty. The Company will also write off $0.8 million of deferred financing costs in the next quarter as a result of this prepayment.
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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six-months ended June 30, 2011 and 2010 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2011, our portfolio consisted of 209 office properties, 20 industrial facilities and six mixed-use properties that contain an aggregate of approximately 25.7 million net rentable square feet. These 235 properties make up our core portfolio. As of June 30, 2011, we also held economic interests in 16 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.1 million net rentable square feet.
As of June 30, 2011, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Volatile economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a sluggish economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase through 2011 and possibly beyond as the current economic climate negatively impacts tenants.

We expect that the impact of the current state of the economy, including high unemployment and the unprecedented volatility and illiquidity in the financial and credit markets including the potential impact of the government’s inability to resolve the debt limit issue, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, from sources such as traditional term or secured loans from banks, pension funds and life insurance companies, however these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at June 30, 2011 was 85.8%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three and six-months ended June 30, 2011:

	Three-month period	Six-month period
	ended June 30, 2011	ended June 30, 2011
Leasing Activity:
Total net rentable square feet owned (1)	25,694,643	25,694,643
Occupancy percentage	85.8%	85.8%
Average occupancy percentage	84.9%	85.0%
New leases and expansions commenced (square feet)	613,988	1,056,640
Leases renewed (square feet)	475,439	1,156,842
Net absorption (square feet) (2)	137,999	37,136
Percentage change in rental rates per square feet (3):
New and expansion rental rates	1.8%	-0.2%
Renewal rental rates	-1.7%	-2.8%

Capital Costs Committed (4):
Leasing commissions (per square feet)	5.39	4.73
Tenant Improvements (per square feet)	17.98	15.39

(1)	For each period, includes all properties in the core portfolio (i.e. not under development or redevelopment), including properties that were sold during these periods.

(2)	Includes leasing related to current developments and redevelopments, held for sale and sold properties.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 3.5% of our aggregate final annualized base rents as of June 30, 2011 (representing approximately 3.4% of the net rentable square feet of the Properties) expire without penalty in 2011. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the six months ended June 30, 2011, we achieved a 66.9% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 11.6% of total receivables (including accrued rent receivable) as of June 30, 2011 compared to $15.2 million or 12.0% of total receivables (including accrued rent receivable) as of December 31, 2010.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:
At June 30, 2011, we are completing the lease-up of four recently completed developments, aggregating 0.7 million square feet, for which we expect to spend an additional $10.3 million for tenant improvements and other leasing costs in 2011. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of June 30, 2011, we owned approximately 511 acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We also entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an extension of the development period cannot be negotiated, we will write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of June 30, 2011.
RECENT PROPERTY TRANSACTIONS
On June 27, 2011, we sold Three Greentree Center, a 69,300 net rentable square feet office property located in Marlton, New Jersey, for a sales price of $5.9 million.
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
We continually reassess our portfolio to determine properties that may be in our best interest to sell depending on strategic or economic factors. From time to time, the decision to sell properties in the short term could result in an impairment or other loss being taken by us and such losses could be material to our statement of operations.
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
Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 2 in our unaudited consolidated financial statements for the three and six-months ended June 30, 2011 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and six-months ended June 30, 2011 and 2010. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less operating expenses, real estate taxes and third party management expenses. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment as presented in Note 16 to the consolidated financial statements and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net loss.
Comparison of the Three-Month Periods Ended June 30, 2011 and 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 229 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2010 and owned through June 30, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after April 1, 2010 or disposed prior to June 30, 2011. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2011 and 2010) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2011 and 2010 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended June 30, 2011 to the three-months ended June 30, 2010

	Same Store Property Portfolio			Recently Completed Properties		Other (Eliminations) (a)		Total Portfolio
			Increase/							Increase/
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	2011	2010	(Decrease)

Revenue:
Cash rents	$104,706	$109,551	$(4,845)	$10,213	$—	$(639)	$(671)	$114,280	$108,880	$5,400
Straight-line rents	4,184	2,494	1,690	530	—	1	—	4,715	2,494	2,221
Above/below market rent amortization	1,497	1,632	(135)	(76)	—	—	—	1,421	1,632	(211)

Total rents	110,387	113,677	(3,290)	10,667	—	(638)	(671)	120,416	113,006	7,410
Tenant reimbursements	16,548	17,134	(586)	2,313	—	108	100	18,969	17,234	1,735
Termination fees	1,948	1,331	617	—	—	—	—	1,948	1,331	617
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	2,733	2,904	2,733	2,904	(171)
Other	1,240	624	616	70	—	31	398	1,341	1,022	319

Total revenue	130,123	132,766	(2,643)	13,050	—	2,234	2,731	145,407	135,497	9,910

Property operating expenses	39,386	39,619	233	3,898	—	(2,689)	(1,601)	40,595	38,018	(2,577)
Real estate taxes	13,221	13,192	(29)	1,064	—	189	191	14,474	13,383	(1,091)
Third party management expenses	—	—	—	—	—	1,506	1,493	1,506	1,493	(13)
Net Operating Income	77,516	79,955	(2,439)	8,088	—	3,228	2,648	88,832	82,603	6,229
General & administrative expenses	—	—	—	35	—	5,855	6,653	5,890	6,653	763
Depreciation and amortization	51,671	47,882	(3,789)	5,836	—	507	3,407	58,014	51,289	(6,725)

Operating Income (loss)	$25,845	$32,073	$(6,228)	$2,217	$—	$(3,134)	$(7,412)	$24,928	$24,661	$267

Number of properties	229	229		6	6	—	—	235	235
Square feet	23,123	23,123		2,572	2,572	—	—	25,695	25,695

Other Income (Expense):
Interest income								421	963	(542)
Interest expense								(34,738)	(31,210)	(3,528)
Interest expense — Deferred financing costs								(1,070)	(862)	(208)
Equity in income of real estate ventures								1,088	1,025	63
Loss on early extinguishment of debt								(756)	(445)	(311)

Loss from continuing operations								(10,127)	(5,868)	(4,259)

Income from discontinued operations								3,893	268	3,625

Net loss								$(6,234)	$(5,600)	$(634)

Loss per common share								$(0.06)	$(0.06)	$—

EXPLANATORY NOTES

(a)	— Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $5.4 million from the second quarter of 2010 to the second quarter of 2011 primarily reflecting:
•
an increase of $10.2 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011 and the placement in service of the Juniper Street Parking Garage this quarter; and

•	an offsetting decrease of $4.8 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 60 basis points;
Straight-line rents increased by $2.2 million partially due to $0.5 million of straight-line rents from the aforementioned properties that were acquired and placed in service subsequent to the second quarter of 2010. The remainder of the increase is due to leases that commenced during the second quarter of 2011 with free rent periods at our same store properties.
Tenant reimbursements increased by $1.7 million mainly due to $2.3 million of additional reimbursements from the aforementioned properties that were acquired and placed in service subsequent to the second quarter of 2010. These increases were offset by a $0.6 million decrease in tenant reimbursements in our same store portfolio resulting from the decrease in occupancy as mentioned above. These changes in tenant reimbursements as discussed above are consistent with the changes in property operating expenses and real estate taxes.
Termination fees at the Total Portfolio increased by $0.6 million due to timing and volume of tenant move-outs during the second quarter of 2010 when compared to the second quarter of 2011.
Property Operating Expenses
Property operating expenses increased by $2.6 million mainly due to $3.9 million of additional expenses from the aforementioned properties that we acquired and placed in service subsequent to the second quarter of 2010. This increase was offset by the decreases in repairs and maintenance costs of $1.5 million, and in bad debt expense of $0.1 million during the second quarter of 2011 compared to the second quarter of 2010.
Real Estate Taxes
Real estate taxes increased by $1.1 million mainly due to additional real estate taxes from Three Logan Square which we acquired during the third quarter of 2010 and increases in real estate tax reassessments in our other properties.
General and administrative expenses
General and administrative expenses decreased by $0.8 million mainly due to:
•	$0.3 million of acquisition related costs that were incurred during the second quarter of 2010 in connection with the acquisition of Three Logan Square in August 2010;
•
$0.2 million net decrease in amortization of stock-based compensation resulting from the full vesting of restricted shares granted in 2006 during the third quarter of 2010 offset by the amortization of the stock options, restricted shares and restricted performance units that were granted in March 2011.

•
the remainder of the decrease is a result of the increase in various corporate level expenses during the second quarter of 2010 as compared to the second quarter of 2011, none of which were individually significant.

Depreciation expense and amortization
Depreciation expense and amortization increased by $6.7 million mainly due to the aforementioned properties that were acquired and placed in service subsequent to the second quarter of 2010 as well the write off of assets related to the early termination of a certain tenant during the second quarter of 2011 as compared to the second quarter of 2010. We also recorded $4.7 million of out of period depreciation and amortization expense adjustment relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. (See Note 2 to the consolidated financial statements).
Interest income
Interest income decreased by $0.5 million during the second quarter of 2011 when compared to the second quarter of 2010 due to the settlement during the third quarter of 2010 of the $40.0 million purchase money mortgage note that we extended to the buyer of our property in Oakland, California in October 2008.

Interest Expense
The increase in interest expense of $3.5 million is primarily due to the following:
•
an increase of $3.7 million resulting from a higher mortgage notes payable balance at June 30, 2011 compared to June 30, 2010 due to the closing of the mortgages on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010;

•	an increase of $3.9 million related to the closing in April 2011 of our $325.0 million 4.950% Guaranteed Notes due 2018;
•	an increase of $0.1 million in our estimated equity interest payments resulting from a $27.4 million contribution received in connection with our historic tax credit transaction; and
•	a decrease of $3.1 million of capitalized interest as a result of lower development activity during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
The above explained increase of $10.8 million in interest expense is offset by a decrease of $2.4 million in hedged interest payments as a result of the maturity of our remaining hedges in October 2010, a decrease of $1.5 million related to the pay-off of four of our mortgage loans during the second quarter of 2011, a decrease of $2.7 million related to the payoff of our 5.625% Guaranteed Notes in the fourth quarter of 2010, and a decrease of $0.6 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2010. The details of the various purchases completed during the three-months ended June 30, 2011 and 2010 are noted in the Loss on early extinguishment of debt section below and details for all purchases during 2010 are included in our 2010 Annual Report on Form 10-K.
Loss on early extinguishment of debt
During the three months ended June 30, 2011, we repurchased (i) $21.5 million of our 5.750% Guaranteed Notes due 2012, and (ii) $1.4 million of our 7.500% Guaranteed Notes due 2015 which resulted in a net loss on early extinguishment of debt of $1.0 million. The loss was offset by the write-off of the unamortized fixed-rate debt premium of $0.3 million related to the prepayment of one of our mortgage loans during the second quarter of 2011.
During the three months ended June 30, 2010, we repurchased (i) $18.2 million of our 3.875% Exchangeable Notes, (ii) $1.0 million of our 5.625% Guaranteed Notes due 2010 and (iii) a nominal amount of our 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $0.4 million.
Discontinued Operations
During the second quarter of 2011, we sold one property in Marlton, New Jersey. This property had total revenues of $0.2 million, operating expense of $0.1 million and a nominal amount of depreciation and amortization expense. We recognized a gain on sale of this property of $3.8 million.
The June 30, 2010 amounts are reclassified to include the operations of the properties sold through the second quarter of 2011, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the second quarter of 2010 includes total revenue of $2.2 million, operating expenses of $1.1 million and depreciation and amortization expense of $0.8 million.
Net loss
Net loss increased by $0.6 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share was $0.06 during the three months ended June 30, 2011 and 2010, respectively as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the issuances pursuant to the Offering Program in 2010.

Comparison of the Six-Month Periods Ended June 30, 2011 and 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 228 properties containing an aggregate of approximately 22.9 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2010 and owned through June 30, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2010 or disposed prior to June 30, 2011. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2011 and 2010) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2011 and 2010 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six-months ended June 30, 2011 to the six-months ended June 30, 2010

	Same Store Property Portfolio			Recently Completed Properties		Other (Eliminations) (a)		Total Portfolio
			Increase/							Increase/
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	2011	2010	(Decrease)

Revenue:
Cash rents	$208,958	$218,990	$(10,032)	$21,346	$773	$(1,288)	$(1,314)	$229,016	$218,449	$10,567
Straight-line rents	7,259	5,445	1,814	2,186	(27)	1	—	9,446	5,418	4,028
Above/below market rent amortization	2,801	3,181	(380)	(118)	—	—	—	2,683	3,181	(498)

Total rents	219,018	227,616	(8,598)	23,414	746	(1,287)	(1,314)	241,145	227,048	14,097
Tenant reimbursements	36,950	37,811	(861)	4,877	38	198	201	42,025	38,050	3,975
Termination fees	2,516	2,961	(445)	—	124	—	—	2,516	3,085	(569)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	5,486	6,371	5,486	6,371	(885)
Other	1,993	1,254	739	111	1	335	688	2,439	1,943	496

Total revenue	260,477	269,642	(9,165)	28,402	909	4,732	5,946	293,611	276,497	17,114

Property operating expenses	83,602	85,325	1,723	8,632	700	(5,620)	(3,689)	86,614	82,336	(4,278)
Real estate taxes	26,153	25,471	(682)	2,353	272	365	378	28,871	26,121	(2,750)
Third party management expenses	—	—	—	—	—	3,016	2,905	3,016	2,905	(111)
Net Operating Income	150,722	158,846	(8,124)	17,417	(63)	6,971	6,352	175,110	165,135	9,975
General & administrative expenses	—	—	—	39	—	12,095	12,745	12,134	12,745	611
Depreciation and amortization	96,198	97,955	1,757	12,491	1,308	999	4,055	109,688	103,318	(6,370)

Operating Income (loss)	$54,524	$60,891	$(6,367)	$4,887	$(1,371)	$(6,123)	$(10,448)	$53,288	$49,072	$4,216

Number of properties	228	228		7	7	—	—	235	235
Square feet	22,921	22,921		2,774	2,774	—	—	25,695	25,695

Other Income (Expense):
Interest income								862	1,828	(966)
Interest expense								(67,131)	(62,734)	(4,397)
Interest expense — Deferred financing costs								(1,998)	(1,873)	(125)
Equity in income of real estate ventures								2,321	2,321	—
Net gain on sale of interests in real estate								2,791	—	2,791
Loss on early extinguishment of debt								(756)	(1,637)	881

Loss from continuing operations								(10,623)	(13,023)	2,400
Income from discontinued operations								3,899	7,024	(3,125)

Net loss								$(6,724)	$(5,999)	$(725)

Loss per common share								$(0.08)	$(0.08)	$—

EXPLANATORY NOTES

(a)	— Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $10.6 million from the six-month period ended June 30, 2010 to six month period ended June 30, 2011 primarily reflecting:
•
increase of $20.6 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011 and the placement in service of the Juniper Street Parking Garage this quarter; and

•	an offsetting decrease of $10.0 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 130 basis points;
Straight-line rents increased by $4.0 million partially due to $2.2 million of straight-line rents from the aforementioned properties that were acquired and placed in service during the current year and during the third quarter of 2010. The remainder of the increase is due to leases that commenced subsequent to the second quarter of 2010 with free rent periods at our same store properties.
Tenant reimbursements increased by $4.0 million mainly due to $4.9 million of additional reimbursements from the aforementioned properties that were acquired and placed in service subsequent to the second quarter of 2010. These increases were offset by a $0.9 million decrease in tenant reimbursements in our same store portfolio resulting from the decrease in occupancy as mentioned above. These changes in tenant reimbursements as discussed above are consistent with the changes in property operating expenses and real estate taxes.
Termination fees at the Total Portfolio decreased by $0.6 million due to timing and volume of tenant move-outs during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.
Third party management fees, labor reimbursement and leasing decreased by $0.9 million mainly due to a $0.5 million construction fee for services that we provided to a third party during the first quarter of 2010.
Property Operating Expenses
Property operating expenses increased by $4.3 million mainly due to $7.9 million of additional expenses from the aforementioned properties that we acquired and placed in service subsequent to the second quarter of 2010. This increase was offset by the decreases in repairs and maintenance costs of $2.3 million, and in bad debt expense of $1.0 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. In addition, during the first quarter of 2011, we received a refund from the State of Texas amounting to $0.3 million for overpayment of taxes in prior years.
Real Estate Taxes
Real estate taxes increased by $2.8 million mainly due to additional real estate taxes from Three Logan Square which we acquired during the third quarter of 2010 and increases in real estate tax reassessments in our other properties.
Depreciation expense and amortization
Depreciation expense and amortization increased by $6.4 million mainly due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011 and the placement in service of the Juniper Street Parking Garage this quarter. We also recorded $4.7 million of out of period depreciation and amortization expense adjustment relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior years. (See Note 2 to the consolidated financial statements).
Interest Expense
The increase in interest expense of $4.4 million is primarily due to the following:
•
increase of $7.5 million resulting from a higher mortgage notes payable balance at June 30, 2011 compared to June 30, 2010 due to the closing of the mortgages on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010;

•	increase of $3.9 million related to the closing in April 2011 of our $325.0 million 4.950% Guaranteed Notes due 2018;

•	increase of $0.3 million in our estimated equity interest payments resulting from a $27.4 million contribution received in connection with our historic tax credit transaction; and
•	decrease of $6.0 million of capitalized interest as a result of lower development activity during the six monts ended June 30, 2011 compared to the six months ended June 30, 2010.
The above explained increase of $17.7 million in interest expense is off-set by a decrease of $4.4 million in hedged interest payments as a result of the maturity of our remaining hedges in October 2010, a decrease of $1.9 million related to the pay-off of four of our mortgage loans during the second quarter of 2011, a decrease of $5.6 million related to the payoff of our 5.625% Guaranteed Notes in the fourth quarter of 2010 and a decrease of $1.4 million resulting from our buybacks of various unsecured notes subsequent to the second quarter of 2010. The details of the various purchases completed during the six-months ended June 30, 2011 and 2010 are noted in the Loss on early extinguishment of debt section below and details for all purchases during 2010 are included in our 2010 Annual Report on Form 10-K.
Loss on early extinguishment of debt
During the six months ended June 30, 2011, we repurchased (i) $21.5 million of our 5.750% Guaranteed Notes due 2012, and (ii) $1.4 million of our 7.500% Guaranteed Notes due 2015 which resulted in a net loss on early extinguishment of debt of $1.0 million. The loss was offset by the write-off of the unamortized fixed-rate debt premium of $0.3 million related to the prepayment of one of our mortgage loans during the quarter.
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
Discontinued Operations
During the six month period ended June 30, 2011, we sold one property in Marlton, New Jersey. This property had total revenues of $0.5 million, operating expense of $0.3 million and $0.1 million of depreciation and amortization expense. We recognized a gain on sale of this property of $3.8 million.
The six month period ended June 30, 2010 amounts are reclassified to include the operations of the properties sold through the second quarter of 2011, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the six months ended June 30, 2010 includes total revenue of $4.4 million, operating expenses of $2.2 million and depreciation and amortization expense of $1.4 million.
Net loss
Net loss increased by $0.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share was $0.08 during the six months ended June 30, 2011 and 2010, respectively as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the issuances pursuant to the Offering Program in 2010.

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
As of June 30, 2011, the Parent Company owned a 93.2% interest in the Operating Partnership. The remaining interest of approximately 6.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
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
The Parent Company receives proceeds from equity issuances from time to time, but is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share. During the six months ended June 30, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn used to reduce borrowings under the Credit Facility and for general corporate purposes. From its inception through June 30, 2011, the Parent Company has sold 6,421,553 shares under this program, resulting in 8,578,447 shares remaining to be sold.
On June 1, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.5 million, which it paid on July 20, 2011 to its shareholders of record as of July 6, 2011. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of June 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of June 30, 2011, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company did not repurchase any shares during the six-month period ended June 30, 2011. The Parent Company’s Board of Trustees has not limited the duration of the program, however, it may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations which as of June 30, 2011 amounted to $590.0 million and $1,883.4 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. As of June 30, 2011, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
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
The Operating Partnership believes that with the uncertain economic conditions, vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2011 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under its Credit Facility and other debt and equity financings.
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
Financial markets have experienced unusual volatility and uncertainty. Disruptions in these markets are still possible especially with the risk of the government’s inability to resolve the current debt limit issues. The Operating Partnership’s ability to fund development projects, as well as its ability to repay or refinance debt maturities could be adversely affected by its inability to secure financing at reasonable terms beyond those already completed. It is possible, in these unusual and uncertain times that one or more lenders in its Credit Facility could fail to fund a borrowing request. Such an event could adversely affect its ability to access funds from its Credit Facility when needed.
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership regularly pursues new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit markets. On April 5, 2011, the Operating Partnership closed a registered offering of $325.0 million in aggregate principal amount of our 4.95% senior unsecured notes due 2018. The notes were priced at 98.907% of their face amount with an effective interest rate of 5.137%. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay our indebtedness under the Operating Partnership’s Credit Facility and for general corporate purposes. During the six months ended June 30, 2011, the Parent Company had contributed $8.0 million in net proceeds from the sale of 679,285 of its common shares under the Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes.
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
As of June 30, 2011 and December 31, 2010, the Operating Partnership maintained cash and cash equivalents of $0.8 million and $16.6 million, respectively. The following are the changes in cash flow from its activities for the six-month periods ended June 30(in thousands):

Activity	2011	2010
Operating	$88,342	$103,002
Investing	(97,253)	(100,284)
Financing	(6,921)	(3,988)

Net cash flows	$(15,832)	$(1,270)

The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $14.7 million in cash flows from operating activities of the Operating Partnership during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to the following:
•	decrease in average occupancy from 87.4% during the six months ended June 30, 2010 to 85.0% during the six months ended June 30, 2011;
•	decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of eight properties subsequent to June 30, 2010; and
•	timing of cash receipts and cash expenditures in the normal course of operations.

The decrease in cash from operating activities was partially offset by the acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011 and the placement in service of the Juniper Street Parking Garage this quarter.

The net decrease of $3.0 million in cash flows used in investing activities of the Operating Partnership during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to the following:
•
decreased capital expenditures for tenant and building improvements and leasing commissions by $18.5 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in capital expenditures mainly related to the completion of and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010 and of the Juniper Street Parking Garage this quarter.

•
increase in cash distributions from unconsolidated Real Estate Ventures of $2.3 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. $0.6 million of the increase pertains to a portion of the proceeds from the sale of a building of one of the unconsolidated Real Estate Ventures (see Footnote 4 of the notes to the consolidated financial statements); and

•	decrease in cash of $1.4 million during the six months ended June 30, 2010 due to the deconsolidation of variable interest entities last year.

•	decrease in advances made for purchase of tenant assets, net of repayments of $8.7 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.
The decrease in cash used in investing activities was partially offset by the following transactions:
•	$22.0 million of net cash paid related to the acquisition of two office buildings in Glen Allen, Virginia and a parcel of land in Philadelphia, Pennsylvania.;
•	decrease in net proceeds from sales of properties of $4.8 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.
•	$1.0 million loan provided to an unconsolidated Real Estate Venture partner during the six months ended June 30, 2011.
The net decrease of $2.9 million in cash from financing activities of the Operating Partnership during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is mainly due to the following:
•	decrease in proceeds from Credit Facility of $49.5 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
•	increase in repayments of the Credit Facility and mortgage notes payable of $277.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
•	net settlement of hedge transactions amounting to $0.6 million during the six months ended June 30, 2011.
•	increase in debt financing costs of $3.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
•
decrease in net proceeds received from the issuance of common shares of the Parent Company and exercise of stock options amounting to $32.5 million during the six months ended June 30, 2011, compared to the issuance made during the six months ended June 30, 2010; and

•
increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $43.9 million during the six months ended June 30, 2010 to $45.5 million during the six months ended June 30, 2011.

The net decrease in cash from financing activities described above was offset by the following transactions:
•	proceeds from the issuance of our 4.950% Notes due 2018 during the second quarter of 2011 amounting to $321.5 million.
•	decrease in repayments of unsecured notes of $40.7 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.
Capitalization
Indebtedness
During the six-months ended June 30, 2010, we repurchased $22.9 million of our outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2012 5.750% Notes	$22,331	$21,506	$(821)	$82
2015 7.500% Notes	1,600	1,415	(211)	8

	$23,931	$22,921	$(1,032)	$90

The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at June 30 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)
Balance:
Fixed rate	$2,109,838	$1,929,962
Variable rate — unhedged	363,610	504,610

Total	$2,473,448	$2,434,572

Percent of Total Debt:
Fixed rate	85.3%	79.3%
Variable rate — unhedged	14.7%	20.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	6.1%	6.4%
Variable rate — unhedged	1.7%	1.6%
Total	5.5%	5.4%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership uses Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under its Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of June 30, 2011.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2011.
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
As of June 30, 2011, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On June 1, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.5 million, which was paid on July 20, 2011 to unitholders of record as of July 6, 2011.
On June 1, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of June 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on July 15, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.

During the six-months ended June 30, 2011, the Parent Company contributed net proceeds amounting to $8.0 million from the sale of 679,285 shares under its Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes. From the inception of the Offering Program through June 30, 2011, the Operating Partnership has issued an aggregate of 6,421,553 common partnership units to the Parent Company.
The Parent Company did not purchase any shares during the six months ended June 30, 2011 and, accordingly, during the six months ended June 30, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
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
Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of June 30, 2011, the Operating Partnership had $378.7 million of unsecured debt and $52.3 million of mortgage debt that is scheduled to mature through December 2012. On April 5, 2011, the Operating Partnership closed a registered underwritten offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay indebtedness under the Credit Facility and for general corporate purposes. The Operating Partnership extended its Credit Facility and the Bank Term Loan from June 29, 2011 to June 29, 2012. For the remaining debt maturities the Operating Partnership expects to have sufficient capacity under the Credit Facility but it will also continue to evaluate the other listed sources to fund these maturities.
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
Many commercial real estate lenders have stricter underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market remain wider than historic spreads. These circumstances have impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, the Operating Partnership expects debt financings may be more difficult to obtain and that borrowing costs on new and refinanced debt may be more expensive. Moreover, the volatility in the financial markets, in general, could make it more difficult or costly, for it to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statement as it has been able to do in the past. Such conditions could also limit its ability to raise capital through asset dispositions at attractive prices or at all.
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

Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of June 30, 2011:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$590,043	$45,661	$79,891	$198,528	$265,963
Revolving credit facility	42,000	—	42,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,658,405	213,529	—	1,041,266	403,610
Ground leases (b)	298,260	909	5,545	5,727	286,079
Development contracts (c)	969	969	—	—	—
Interest expense (d)	711,347	127,694	229,350	204,325	149,978
Other liabilities	10,650	—	—	—	10,650

	$3,494,674	$388,762	$539,786	$1,449,846	$1,116,280

(a)	Amounts do not include unamortized discounts and/or premiums.

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

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2011 interest rates.
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
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of June 30, 2011, the Operating Partnership has a balance of $1.3 million for this liability in its consolidated balance sheet.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of June 30, 2011, its consolidated debt consisted of $530.0 million in fixed rate mortgages, $60.0 million of variable rate mortgages, $183.0 million in an unsecured term loan, $42.0 million of borrowings under our Credit Facility, and $1,658.4 million in unsecured notes of which $1,579.8 million are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of June 30, 2011, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.7 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt, including the Notes, of approximately $15.7 million at June 30, 2011.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt was approximately $303.6 million and $444.6 million at June 30, 2011 and December 31, 2010, respectively. The total fair value of the Operating Partnership’s debt, excluding the Notes, was approximately $295.1 million and $432.6 million at June 30, 2011 and December 31, 2010, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, excluding the Notes, of approximately $3.0 million at June 30, 2011, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $4.4 million at December 31, 2010.

If market rates of interest increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $30.7 million. If market rates of interest decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $33.6 million.
At June 30, 2011, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $303.6 million. At June 30, 2011, the interest rate on its variable rate debt was approximately 1.1%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.8 million for the quarter ended June 30, 2011.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its financial structure.
Funds from Operations (FFO)
Pursuant to the definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure. The Operating Partnership believes that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. The Operating Partnership considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. The Operating Partnership’s computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
The Operating Partnership considers net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the company’s liquidity or operating performance. The Operating Partnership believes that to further understand our performance, FFO should be compared with its reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and six months ended June 30, 2011 and 2010:

	Three-month periods		Six-month periods
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Net loss attributable to common unitholders	$(8,353)	$(7,726)	$(10,983)	$(10,251)
Add (deduct):
Net loss attributable to non-controlling interests — LP units
Amount allocated to unvested restricted unitholders	121	128	263	256
Net gain on sale of interests in real estate	—	—	(2,791)	—
Net income (loss) from discontinued operations allocated to non-controlling interests — LP units
Net (gain) loss on disposition of discontinued operations	(3,836)	—	(3,836)	(6,349)
Depreciation and amortization:
Real property — continuing operations	45,321	39,094	84,695	78,602
Leasing costs including acquired intangibles — continuing operations	12,447	11,810	24,443	24,036
Real property — discontinued operations	38	686	83	1,165
Leasing costs including acquired intangibles — discontinued operations	2	150	4	275
Company’s share of unconsolidated real estate ventures	2,044	2,795	4,425	5,123

Funds from operations	$47,784	$46,937	$96,303	$92,857
Funds from operations allocable to unvested restricted shareholders	(284)	(302)	(624)	(603)

Funds from operations available to common share and unit holders (FFO)	$47,500	$46,635	$95,679	$92,254

Weighted-average shares/units outstanding — fully diluted	146,607,153	136,126,055	146,218,104	134,708,383

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing the Company’s business plan, the primary market risk to which it is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which would adversely affect its operating results and liquidity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the six-month period ended June 30, 2011:

				Total
				Number of	Maximum
				Shares	Number of
	Total			Purchased as	Shares that May
	Number of		Average	Part of Publicly	Yet Be Purchased
	Shares		Price Paid Per	Announced Plans	Under the Plans
	Purchased		Share	or Programs	or Programs (a)
2011:
April	47,999	(b)	11.82	—	539,200
May	—		—	—	539,200
June	—		—	—	539,200

Total	47,999			—

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
(a) Exhibits

1.1
Underwriting Agreement dated March 30, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters named in the Pricing Agreement thereto (incorporated by reference to Exhibit 1.1 to Brandywine Realty Trust’s Form 8-K filed on April 5, 2011).

1.2	Pricing Agreement dated March 30, 2011 relating to the Notes (incorporated by reference to Exhibit 1.2 to Brandywine Realty Trust’s Form 8-K filed on April 5, 2011).

4.1
Third Supplemental Indenture dated as of April 5, 2011 among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Brandywine Realty Trust’s Form 8-K filed on April 5, 2011).

4.2	Form of $325,000,000 aggregate principal amount of 4.95% Guaranteed Note due April 15, 2018 (incorporated by reference to Exhibit 4.2 to Brandywine Realty Trust’s Form 8-K filed on April 5, 2011).

10.1
Letter agreement modifying options of Gerard H. Sweeney, Brandywine Realty Trust’s President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011).

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

BRANDYWINE REALTY TRUST (Registrant)

Date: August 3, 2011	By:	/s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2011	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date: August 3, 2011	By:	/s/ Gerard H. Sweeney Gerard H. Sweeney, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ Howard M. Sipzner

Howard M. Sipzner, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2011	By:	/s/ Gabriel J. Mainardi

Gabriel J. Mainardi, Vice President and Chief Accounting Officer (Principal Accounting Officer)