Form 10-Q
period 2011-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2011-11-02
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
A total of 135,579,643 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of October 26, 2011.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned a 93.2% interest in the Operating Partnership. The remaining 6.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Page

PART I — FINANCIAL INFORMATION

Item 1. Brandywine Realty Trust

Financial Statements of Brandywine Realty Trust (unaudited)

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010	5

Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2011 and 2010	6

Consolidated Statements of Equity for the nine-month periods ended September 30, 2011 and 2010	7

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010	8

Brandywine Operating Partnership, L.P.

Financial Statements of Brandywine Operating Partnership, L.P. (unaudited)

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	9

Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010	10

Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2011 and 2010	11

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010	12

Notes to Unaudited Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	64

Item 4. Controls and Procedures (Brandywine Realty Trust)

Controls and Procedures (Brandywine Operating Partnership, L.P.)	64

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3. Defaults Upon Senior Securities	65

Item 4. Removed and Reserved	65

Item 5. Other Information	65

Item 6. Exhibits	66

Signatures	67

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate investments:
Rental properties	$4,920,728	$4,834,111
Accumulated depreciation	(860,584)	(776,078)

Operating real estate investments, net	4,060,144	4,058,033
Construction-in-progress	36,246	33,322
Land inventory	120,470	110,055
Total real estate investments, net	4,216,860	4,201,410

Cash and cash equivalents	5,706	16,565
Accounts receivable, net	15,048	16,009
Accrued rent receivable, net	107,756	95,541
Investment in real estate ventures, at equity	84,219	84,372
Deferred costs, net	113,656	106,117
Intangible assets, net	81,562	97,462
Notes receivable	19,436	18,205
Other assets	59,511	54,697

Total assets	$4,703,754	$4,690,378

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$491,867	$711,789
Unsecured credit facility	166,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,651,360	1,352,657
Accounts payable and accrued expenses	85,942	72,235
Distributions payable	23,505	22,623
Deferred income, gains and rent	100,419	121,552
Acquired below market leases, net	37,940	29,233
Other liabilities	42,827	36,515

Total liabilities	2,782,860	2,712,604
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 135,579,643 and 134,601,796 issued in 2011 and 2010, respectively and 135,579,643 and 134,485,117 outstanding in 2011 and 2010, respectively	1,353	1,343
Additional paid-in capital	2,686,800	2,671,217
Deferred compensation payable in common stock	5,631	5,774
Common shares in treasury, at cost, 116,679 in 2010	—	(3,074)
Common shares in grantor trust, 292,646 in 2011 and 291,281 in 2010	(5,631)	(5,774)
Cumulative earnings	481,577	483,439
Accumulated other comprehensive loss	(2,424)	(1,945)
Cumulative distributions	(1,368,809)	(1,301,521)

Total Brandywine Realty Trust’s equity	1,798,540	1,849,502
Non-controlling interests	122,354	128,272

Total equity	1,920,894	1,977,774

Total liabilities and equity	$4,703,754	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Rents	$121,701	$116,520	$362,846	$343,568
Tenant reimbursements	19,806	19,784	61,831	57,834
Termination fees	190	1,039	2,706	4,124
Third party management fees, labor reimbursement and leasing	3,028	2,922	8,514	9,293
Other	939	1,227	3,378	3,170

Total revenue	145,664	141,492	439,275	417,989

Operating Expenses:
Property operating expenses	42,363	41,851	128,977	124,187
Real estate taxes	13,863	14,096	42,734	40,217
Third party management expenses	1,379	1,528	4,395	4,433
Depreciation and amortization	54,252	51,644	163,940	154,962
General and administrative expenses	6,177	5,753	18,311	18,498

Total operating expenses	118,034	114,872	358,357	342,297

Operating income	27,630	26,620	80,918	75,692
Other Income (Expense):
Interest income	523	726	1,385	2,554
Historic tax credit transaction income	12,026	—	12,026	—
Interest expense	(32,346)	(34,488)	(99,477)	(97,222)
Interest expense — amortization of deferred financing costs	(1,846)	(827)	(3,844)	(2,700)
Equity in income of real estate ventures	418	1,035	2,739	3,356
Net gain on sale of interests in real estate	—	—	2,791	—
Gain (loss) on early extinguishment of debt	176	(64)	(580)	(1,701)

Income (loss) from continuing operations	6,581	(6,998)	(4,042)	(20,021)

Discontinued operations:
Income from discontinued operations	30	385	93	1,060
Net gain (loss) on disposition of discontinued operations	—	(3)	3,836	6,346

Total discontinued operations	30	382	3,929	7,406

Net income (loss)	6,611	(6,616)	(113)	(12,615)
Net income from discontinued operations attributable to non- controlling interests — LP units	(2)	(8)	(80)	(159)
Net (income) loss attributable to non-controlling interests — LP units	(360)	187	(66)	548

Net (income) loss attributable to non-controlling interests	(362)	179	(146)	389

Net income (loss) attributable to Brandywine Realty Trust	6,249	(6,437)	(259)	(12,226)
Distribution to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted shareholders	(121)	(128)	(384)	(384)

Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$4,130	$(8,563)	$(6,637)	$(18,604)

Basic income (loss) per Common Share:
Continuing operations	$0.03	$(0.06)	$(0.08)	$(0.20)
Discontinued operations	0.00	0.00	0.03	0.06

	$0.03	$(0.06)	$(0.05)	$(0.14)

Diluted income (loss) per Common Share:
Continuing operations	0.03	$(0.06)	$(0.08)	$(0.20)
Discontinued operations	0.00	0.00	0.03	0.06

	$0.03	$(0.06)	$(0.05)	$(0.14)

Basic weighted average shares outstanding	135,562,487	132,208,245	135,164,424	130,841,534

Diluted weighted average shares outstanding	136,841,451	132,208,245	135,164,424	130,841,534

Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$6,221	$(6,811)	$(4,108)	$(19,473)
Income from discontinued operations	28	374	3,849	7,247

Net income (loss)	$6,249	$(6,437)	$(259)	$(12,226)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net income (loss)	$6,611	$(6,616)	$(113)	$(12,615)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	—	2,274	(613)	6,445
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	53	13	126	12

Total comprehensive income (loss)	53	2,287	(487)	6,457

Comprehensive income (loss)	6,664	(4,329)	(600)	(6,158)

Comprehensive (income) loss attributable to non-controlling interest	(365)	131	(139)	253

Comprehensive income (loss) attributable to Brandywine Realty Trust	$6,299	$(4,198)	$(739)	$(5,905)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Nine-Month Periods Ended September 30, 2011 and 2010
(unaudited, in thousands, except number of shares)
September 30, 2011

					Number of Rabbi	Common Shares of			Deferred
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Accumulated Other
	Number of	Preferred	Number of Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774

Net loss											(259)			146	(113)
Comprehensive income												(479)		(8)	(487)
Issuance of Common Shares of Beneficial Interest			679,285			7	8,265								8,272
Equity issuance costs							(308)							(30)	(338)
Conversion of LP Units to Common Shares			92,992			1	1,098							(1,099)	—
Bonus Share Issuance				(463)	463			12	6	(6)	(6)				6
Vesting of Restricted Stock			85,248	(116,216)	9,043	1	(1,818)	3,062			(1,597)				(352)
Restricted Stock Amortization							2,228								2,228
Restricted Performance Units Amortization							1,229								1,229
Exercise of Stock Options			120,179			1	658								659
Stock Option Amortization							1,105								1,105
Outperformance Plan Amortization							128								128
Share Issuance from/to Deferred Compensation Plan			(845)		(8,141)		(16)		(149)	149					(16)
Share Choice Plan Issuance			(1,684)				(55)								(55)
Trustee Fees Paid in Shares			2,672				32								32
Adjustment to Non-controlling Interest							3,037							(3,037)	—
Preferred Share distributions													(5,994)		(5,994)
Distributions declared ($0.45 per share)													(61,294)	(1,890)	(63,184)

BALANCE, September 30, 2011	4,300,000	$43	135,579,643	—	292,646	$1,353	$2,686,800	$—	$5,631	$(5,631)	$481,577	$(2,424)	$(1,368,809)	$122,354	$1,920,894

September 30, 2010

					Number of Rabbi	Common Shares of			Deferred
		Par Value of		Number of	Trust/Deferred	Brandywine Realty			Compensation			Accumulated Other
	Number of	Preferred	Number of Common	Treasury	Compensation	Trust’s beneficial	Additional Paid-in	Common Shares	Payable in	Common Shares in	Cumulative	Comprehensive	Cumulative	Non-Controlling
	Preferred Shares	Shares	Shares	Shares	Shares	interest	Capital	in Treasury	Common Stock	Grantor Trust	Earnings	Income (Loss)	Distributions	Interests	Total

BALANCE, December 31, 2009	4,300,000	$43	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740

Net loss											(12,226)			(389)	(12,615)
Comprehensive income												6,321		136	6,457
Issuance of Common Shares of Beneficial Interest			5,327,845			53	66,874								66,927
Equity issuance costs							(1,036)								(1,036)
Issuance of LP Units														77,732	77,732
Bonus Share Issuance				(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock				(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization							2,723								2,723
Restricted Performance Units Amortization							695								695
Stock Option Amortization							804								804
Outperformance Plan Amortization							339								339
Share Issuance from/to Deferred Compensation Plan			(314)		(3,866)				(110)	110					—
Trustee Fees Paid in Shares				(8,412)	3,020			224	35	(35)	(125)				99
Adjustment to Non-controlling Interest							(15,874)							15,874	—
Cumulative Effect of Accounting Change for Variable Interest Entities											1,439			(38)	1,401
Preferred Share distributions													(5,994)		(5,994)
Distributions declared ($0.45 per share)													(59,878)	(1,265)	(61,143)

BALANCE, September 30, 2010	4,300,000	$43	134,176,707	134,147	296,450	$1,339	$2,663,832	$(3,806)	$5,946	$(5,946)	$488,553	$(2,817)	$(1,279,231)	$130,358	$1,998,271

The accompanying notes are an intergral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(113)	$(12,615)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	164,014	156,953
Amortization of deferred financing costs	3,844	2,700
Amortization of debt discount/(premium), net	1,028	590
Straight-line rent income	(14,925)	(9,179)
Amortization of acquired above (below) market leases to rental revenue, net	(4,011)	(4,535)
Straight-line ground rent expense	1,450	1,172
Provision for doubtful accounts	1,190	2,276
Non-cash compensation expense	3,189	3,744
Real estate venture income in excess of distributions	(1,020)	(2,779)
Net gain on sale of interests in real estate	(6,627)	(6,346)
Loss on early extinguishment of debt	580	1,701
Historic tax credit transaction income	(12,026)	—
Cumulative interest accretion of repayments of unsecured notes	—	(2,716)
Contributions from historic tax credit transaction, net of deferred costs	—	27,396
Changes in assets and liabilities:
Accounts receivable	2,130	(1,540)
Other assets	(5,000)	(16,051)
Accounts payable and accrued expenses	21,382	11,238
Deferred income, gains and rent	(4,376)	(7,368)
Other liabilities	5,284	4,981

Net cash from operating activities	155,993	149,622

Cash flows from investing activities:
Acquisition of properties	(40,674)	(50,342)
Sales of properties, net	5,639	17,352
Proceeds from repayment of mortgage notes receivable	—	40,000
Capital expenditures	(97,557)	(144,884)
Advances for purchase of tenant assets, net of repayments	(1,552)	(4,514)
Loan provided to an unconsolidated Real Estate Venture partner	(1,045)	—
Investment in unconsolidated Real Estate Ventures	(2,259)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	3,432	1,453
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(28,460)	(16,720)

Net cash used in investing activities	(162,476)	(159,037)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	407,502	344,000
Repayments of Credit Facility borrowings	(424,502)	(414,000)
Proceeds from mortgage notes payable	—	253,981
Repayments of mortgage notes payable	(218,959)	(6,533)
Proceeds from unsecured notes	321,498	—
Repayments of unsecured notes	(25,366)	(66,408)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(4,199)	(492)
Refund of deferred financing costs related to forward commitment	—	1,659
Net proceeds from issuance of shares	7,966	65,990
Exercise of stock options	659	—
Distributions paid to shareholders	(67,119)	(65,045)
Distributions to noncontrolling interest	(1,243)	(1,263)

Net cash from (used in) financing activities	(4,376)	111,889

Increase (decrease) in cash and cash equivalents	(10,859)	102,474
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$5,706	$104,041

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2011 and 2010 of $1,450 and $9,468, respectively	$78,091	$85,824
Supplemental disclosure of non-cash activity:
Proceeds from mortgage notes payable retained by lender and included in other assets	—	2,519
Change in capital expenditures financed through accounts payable at period end	(2,114)	(7,805)
Change in capital expenditures financed through retention payable at period end	(5,863)	1,362
Change in unfunded tenant allowance	(442)	(2,926)
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
Change in non-controlling interest from issuance of limited partnership units	—	77,733
Distributions payable	23,505	22,624
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,920,728	$4,834,111
Accumulated depreciation	(860,584)	(776,078)

Operating real estate investments, net	4,060,144	4,058,033
Construction-in-progress	36,246	33,322
Land inventory	120,470	110,055

Total real estate investments, net	4,216,860	4,201,410

Cash and cash equivalents	5,706	16,565
Accounts receivable, net	15,048	16,009
Accrued rent receivable, net	107,756	95,541
Investment in real estate ventures, at equity	84,219	84,372
Deferred costs, net	113,656	106,117
Intangible assets, net	81,562	97,462
Notes receivable	19,436	18,205
Other assets	59,511	54,697

Total assets	$4,703,754	$4,690,378

LIABILITIES AND EQUITY
Mortgage notes payable	$491,867	$711,789
Unsecured credit facility	166,000	183,000
Unsecured term loan	183,000	183,000
Unsecured senior notes, net of discounts	1,651,360	1,352,657
Accounts payable and accrued expenses	85,942	72,235
Distributions payable	23,505	22,623
Deferred income, gains and rent	100,419	121,552
Acquired below market leases, net	37,940	29,233
Other liabilities	42,827	36,515

Total liabilities	2,782,860	2,712,604

Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 9,809,759 and 9,902,752 issued and outstanding in 2011 and 2010, respectively	124,487	132,855

Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	55,538	55,538
General Partnership Capital, 135,579,643 and 134,601,796 units issued in 2011 and 2010, respectively and 135,579,643 and 134,485,117 units outstanding in 2011 and 2010, respectively	1,695,526	1,743,549
Accumulated other comprehensive loss	(2,569)	(2,080)

Total Brandywine Operating Partnership’s equity	1,796,407	1,844,919

Total liabilities and partners’ equity	$4,703,754	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Rents	$121,701	$116,520	$362,846	$343,568
Tenant reimbursements	19,806	19,784	61,831	57,834
Termination fees	190	1,039	2,706	4,124
Third party management fees, labor reimbursement and leasing	3,028	2,922	8,514	9,293
Other	939	1,227	3,378	3,170

Total revenue	145,664	141,492	439,275	417,989

Operating Expenses:
Property operating expenses	42,363	41,851	128,977	124,187
Real estate taxes	13,863	14,096	42,734	40,217
Third party management expenses	1,379	1,528	4,395	4,433
Depreciation and amortization	54,252	51,644	163,940	154,962
General & administrative expenses	6,177	5,753	18,311	18,498

Total operating expenses	118,034	114,872	358,357	342,297

Operating income	27,630	26,620	80,918	75,692
Other Income (Expense):
Interest income	523	726	1,385	2,554
Historic tax credit transaction income	12,026	—	12,026	—
Interest expense	(32,346)	(34,488)	(99,477)	(97,222)
Interest expense — amortization of deferred financing costs	(1,846)	(827)	(3,844)	(2,700)
Equity in income of real estate ventures	418	1,035	2,739	3,356
Net gain on sale of interests in real estate	—	—	2,791	—
Gain (loss) on early extinguishment of debt	176	(64)	(580)	(1,701)

Income (loss) from continuing operations	6,581	(6,998)	(4,042)	(20,021)

Discontinued operations:
Income from discontinued operations	30	385	93	1,060
Net gain (loss) on disposition of discontinued operations	—	(3)	3,836	6,346

Total discontinued operations	30	382	3,929	7,406

Net income (loss)	6,611	(6,616)	(113)	(12,615)

Distribution to Preferred Shares	(1,998)	(1,998)	(5,994)	(5,994)
Amount allocated to unvested restricted shareholders	(121)	(128)	(384)	(384)

Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership	$4,492	$(8,742)	$(6,491)	$(18,993)

Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.03	$(0.06)	$(0.07)	$(0.19)
Discontinued operations	0.00	0.00	0.03	0.05

	$0.03	$(0.06)	$(0.04)	$(0.14)

Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.03	$(0.06)	$(0.07)	$(0.19)
Discontinued operations	0.00	0.00	0.03	0.05

	$0.03	$(0.06)	$(0.04)	$(0.14)

Basic weighted average common partnership units outstanding	145,372,247	139,423,151	145,027,662	135,135,380

Diluted weighted average common partnership units outstanding	146,651,211	139,423,151	145,027,662	135,135,380

Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Income (loss) from continuing operations	$6,581	$(6,998)	$(4,042)	$(20,021)
Loss from discontinued operations	30	382	3,929	7,406

Net income (loss)	$6,611	$(6,616)	$(113)	$(12,615)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods		For the nine-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net income (loss)	$6,611	$(6,616)	$(113)	$(12,615)

Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	—	2,274	(613)	6,445
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	53	13	126	12

Total comprehensive income (loss)	53	2,287	(487)	6,457

Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$6,664	$(4,329)	$(600)	$(6,158)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods
	ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(113)	$(12,615)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	164,014	156,953
Amortization of deferred financing costs	3,844	2,700
Amortization of debt discount/(premium), net	1,028	590
Straight-line rent income	(14,925)	(9,179)
Amortization of acquired above (below) market leases, net	(4,011)	(4,535)
Straight-line ground rent expense	1,450	1,172
Provision for doubtful accounts	1,190	2,276
Non-cash compensation expense	3,189	3,744
Real estate venture income in excess of distributions	(1,020)	(2,779)
Net gain on sale of interests in real estate	(6,627)	(6,346)
Loss on early extinguishment of debt	580	1,701
Historic tax credit transaction income	(12,026)	—
Cumulative interest accretion of repayments of unsecured notes	—	(2,716)
Contributions from historic tax credit transaction, net of deferred costs	—	27,396
Changes in assets and liabilities:
Accounts receivable	2,130	(1,540)
Other assets	(5,000)	(16,051)
Accounts payable and accrued expenses	21,382	11,238
Deferred income, gains and rent	(4,376)	(7,368)
Other liabilities	5,284	4,981

Net cash from operating activities	155,993	149,622

Cash flows from investing activities:
Acquisition of properties	(40,674)	(50,342)
Sales of properties, net	5,639	17,352
Proceeds from repayment of mortgage notes receivable	—	40,000
Capital expenditures	(97,557)	(144,884)
Advances for purchase of tenant assets, net of repayments	(1,552)	(4,514)
Loan provided to unconsolidated real estate venture partner	(1,045)	—
Investment in unconsolidated Real Estate Ventures	(2,259)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	3,432	1,453
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)
Leasing costs	(28,460)	(16,720)

Net cash used in investing activities	(162,476)	(159,037)

Cash flows from financing activities:
Proceeds from Credit Facility borrowings	407,502	344,000
Repayments of Credit Facility borrowings	(424,502)	(414,000)
Proceeds from mortgage notes payable	—	253,981
Repayments of mortgage notes payable	(218,959)	(6,533)
Proceeds from unsecured notes	321,498	—
Repayments of unsecured notes	(25,366)	(66,408)
Net settlement of hedge transactions	(613)	—
Debt financing costs	(4,199)	(492)
Refund of deferred financing costs related to forward commitment	—	1,659
Net proceeds from issuance of partnership units	7,966	65,990
Exercise of stock options	659	—
Distributions paid to preferred and common partnership unitholders	(68,362)	(66,308)

Net cash from (used in) financing activities	(4,376)	111,889

Increase (decrease) in cash and cash equivalents	(10,859)	102,474
Cash and cash equivalents at beginning of period	16,565	1,567

Cash and cash equivalents at end of period	$5,706	$104,041

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2011 and 2010 of $1,450 and $9,468, respectively	$78,091	$85,824
Supplemental disclosure of non-cash activity:
Proceeds from mortgage notes payable retained by lender and included in other assets	—	2,519
Change in capital expenditures financed through accounts payable at period end	(2,114)	(7,805)
Change in capital expenditures financed through retention payable at period end	(5,863)	1,362
Change in unfunded tenant allowance	(442)	(2,926)
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)
Change in non-controlling interest from issuance of limited partnership units	—	77,733
Distributions payable	23,505	22,624
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned a 93.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2011, the Company owned 211 office properties, 20 industrial facilities and five mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.9 million net rentable square feet. In addition, as of September 30, 2011, the Company owned economic interests in 16 unconsolidated real estate ventures that contain approximately 6.1 million net rentable square feet (collectively, the “Real Estate Ventures”). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2011, the management company subsidiaries were managing properties containing an aggregate of approximately 33.8 million net rentable square feet, of which approximately 25.9 million net rentable square feet related to Properties owned by the Company and approximately 7.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2011, the results of its operations for the three- and nine-month periods ended September 30, 2011 and 2010 and its cash flows for the nine-month periods ended September 30, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their respective 2010 Annual Reports on Form 10-K filed with the SEC on February 25, 2011.
Reclassifications and Out of Period Adjustment
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
During the first quarter of 2011, the Company recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue by $0.5 million during the first quarter of 2011 and in the understatement of total revenue by $0.3 million and $0.2 million for the years ended December 31, 2009, and 2008, respectively. As management believes that this error was not material to prior years’ consolidated financial statements and that the impact of recording the error in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment in the first quarter of the current year.
The consolidated statement of operations for the second quarter of 2011 also contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. This resulted in the overstatement of depreciation and amortization expense by $4.7 million in the current year. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As management believes that this error was not material to prior years’ consolidated financial statements and that the impact of recording the error in the current period is not material to the Company’s consolidated financial statements, the Company recorded the related adjustment in the second quarter of the current year.

Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at September 30, 2011 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited, to applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Purchase Price Allocation
The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.

Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company generally estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is generally amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations, and, when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
During the Company’s impairment review for the nine month periods ended September 30, 2011 and 2010, the Company determined that no impairment charges were necessary.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of September 30, 2011.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $4.9 million and $13.2 million for the three and nine-month periods ended September 30, 2011 and approximately $3.1 million and $7.0 million for the three and nine-month periods ended September 30, 2010, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $1.7 million for the three and nine-month periods ended September 30, 2011 and by $0.6 million and $2.2 million for the three and nine-month periods ended September 30, 2010, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.4 million and $1.0 million for the three and nine-month periods ended September 30, 2011 and by $0.2 million and $1.2 million for the three and nine-month periods ended September 30, 2010, respectively.
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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of September 30, 2011, 5,788,395 common shares remained available for future awards under the 1997 Plan (including 4,578,737 shares available solely for options and share appreciation rights). Through September 30, 2011, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.6 million and $4.9 million during the three and nine-month periods ended September 30, 2011, of which $0.4 million and $1.1 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $1.7 million and $4.8 million during the three and nine-month periods ended September 30, 2010, of which $0.4 million and $1.0 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
There were no items that were accounted for at fair value on a recurring basis as of September 30, 2011.
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

There were no items that were accounted for at fair value on a non-recurring basis as of September 30, 2011.
As of September 30, 2011, the Company has an outstanding purchase money mortgage note with a principal balance of $7.2 million that it extended to a buyer (the “Borrower”) of its parcel of land in Newtown, Pennsylvania in December 2006. During 2011, the Borrower, who is developing a residential community, defaulted on the note and as a result, a forbearance agreement was entered into between the Company and the Borrower. The Borrower also entered into another forbearance agreement with a third party senior creditor bank related to its own loan. The forbearance agreement between the Company and the Borrower outlined the repayment terms of the outstanding debt and the payment of accrued interest by the Borrower and included, among other things, the metrics for selling and settling on home sales over an agreed period of time. With the inherent credit risk in collecting interest from the note, as provided in the forbearance agreement, the Company will provide a full allowance for any accrued interest receivable. Construction has already recommenced while loan repayments are scheduled to start in 2012. The Company believes that based on terms of the forbearance agreement, the total note will be fully paid by 2014. Given the current circumstances, the Company performed an impairment assessment of its note through a valuation analysis of the land and other Borrower assets that are encumbered by the note and determined that, as of September 30, 2011, the fair value of the land and other Borrowers assets, net of carrying costs and estimated costs to sell exceeded the outstanding balance of the note and therefore the note is recoverable based on the estimated fair values of the aforementioned assets as of September 30, 2011. However, it is possible that the terms of the forbearance agreement may not be met due to non-performance by the Borrower of the conditions set forth in the said agreement or due to further deterioration in the housing market and could cause an impairment of the Company’s note receivable which could be material to its consolidated results of operations.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2011 and December 31, 2010 the gross carrying value of the Company’s rental properties was as follows (in thousands):

	September 30, 2011	December 31, 2010

Land	$698,985	$697,724
Building and improvements	3,748,256	3,693,579
Tenant improvements	473,487	442,808

	$4,920,728	$4,834,111

Acquisitions
On August 12, 2011, the Company acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of a note receivable amounting to $18.8 million under which the said property was encumbered. The Company obtained the note receivable from a third party on August 2, 2011 and was funded through an advance under its $600.0 million Credit Facility (the “Credit Facility”) and with available corporate funds. The office property contains 192,707 of net rentable square feet and is 57.2% leased as of September 30, 2011. The Company recognized $0.3 million of transaction costs to acquire the office property and is included as part of general and administrative expenses in the Company’s consolidated statements of operations. On the acquisition date of the office property, the total purchase price was allocated as follows: $21.4 million to building, $12.0 million to intangible assets and $14.4 million to below market lease liabilities assumed. The Company also acquired other assets of $0.2 million and assumed certain liabilities of $0.4 million.
On March 28, 2011, the Company acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties are 100% leased as of September 30, 2011. The Company funded the acquisition price through an advance under its Credit Facility and with available corporate funds. The Company recognized a nominal amount of acquisition related costs, which are included as part of general and administrative expenses in the Company’s consolidated statements of operations.

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company funded the cost of this acquisition with available corporate funds and a draw on its Credit Facility. The Company capitalized $0.5 million of acquisition related costs as part of land inventory on its consolidated balance sheet. The Company expects to contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture is expected to be formed to construct a mixed-use development property in the city of Philadelphia. The Company received $4.9 million from the prospective partner in anticipation of the real estate venture formation. The amount received is included as part of other liabilities in the Company’s consolidated balance sheet as of September 30, 2011.
On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is 67.2% leased as of September 30, 2011. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance of 7,111,112 units of a newly-established class of its limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units did not accrue any dividends and were not entitled to income or loss allocations prior to August 5, 2011, the first anniversary of the closing. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The assumed security deposit obligation is included in the tenant security deposits and deferred rents in the Company’s consolidated balance sheets. The Company funded the cash portion of the acquisition price through an advance under its Credit Facility and with available corporate funds.
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
The Company accounted for the acquisition using the acquisition method of accounting. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price was allocated as follows (in thousands):

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

The Company also recognized tenant and other receivables of $1.1 million and prepaid real estate taxes of $1.5 million from the acquisition and both were included as part of the accounts receivable and the other asset sections, respectively, of the Company’s consolidated balance sheets on the date of acquisition.
The Company recognized $0.4 million of acquisition related costs which are included as part of general and administrative expenses of the Company’s prior year consolidated statements of operations.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and nine-months ended September 30, 2010 as though the acquisition of Three Logan Square was completed on January 1, 2010. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three-months	Nine-months
	ended September 30, 2010	ended September 30, 2010

Pro forma revenues	$142,920	$433,734
Pro forma loss from continuing operations	(7,408)	(19,279)
Pro forma net loss attributable to common shareholders	(8,973)	(17,862)

Loss per common share from continuing operations:
Basic — as reported	$(0.06)	$(0.20)

Basic — as pro forma	$(0.06)	$(0.20)

Diulted — as reported	$(0.06)	$(0.20)

Diulted — as pro forma	$(0.06)	$(0.20)

Loss per common share:
Basic — as reported	$(0.06)	$(0.14)

Basic — as pro forma	$(0.06)	$(0.14)

Diulted — as reported	$(0.06)	$(0.14)

Diulted — as pro forma	$(0.06)	$(0.14)

Dispositions
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2011, the Company had an aggregate investment of approximately $84.2 million in 16 unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of September 30, 2011, 14 of the Real Estate Ventures owned 49 office buildings that contain an aggregate of approximately 6.1 million net rentable square feet; one Real Estate Venture owned three acres of undeveloped parcel of land; and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010

Net property	$723,108	$804,705
Other assets	127,863	105,576
Other liabilities	48,320	44,509
Debt	680,505	748,387
Equity	122,146	117,385
Company’s share of equity (Company’s basis)	84,219	84,372
The following is a summary of results of operations of the Real Estate Ventures for the three and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Revenue	$36,345	$27,713	$108,743	$82,310
Operating expenses	15,863	9,766	46,407	28,767
Interest expense, net	10,326	8,928	31,999	25,936
Depreciation and amortization	9,869	8,336	28,836	22,860
Net income	287	683	1,501	4,747
Company’s share of income (Company’s basis)	418	1,035	2,739	3,356
As of September 30, 2011, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
On June 29, 2011, one of the unconsolidated Real Estate Ventures sold its only office building, a 347,620 net rentable square feet office property located in Conshohocken, Pennsylvania, through an assignment of all of the partnerships interests for a sales price of $86.7 million. The property was 87.0% occupied as of the date of sale. The Company had a three percent ownership percentage in the Real Estate Venture and recognized $0.6 million of income from the sale as part of its equity in income from the Real Estate Venture.
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

5. DEFERRED COSTS
As of September 30, 2011 and December 31, 2010, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2011
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$137,299	$(50,321)	$86,978
Financing Costs	39,057	(12,379)	26,678

Total	$176,356	$(62,700)	$113,656

	December 31, 2010
		Accumulated	Deferred Costs,
	Total Cost	Amortization	net

Leasing Costs	$123,724	$(43,930)	$79,794
Financing Costs	37,257	(10,934)	26,323

Total	$160,981	$(54,864)	$106,117

During the three and nine-month periods ended September 30, 2011, the Company capitalized internal direct leasing costs of $1.7 million and $5.4 million, and $1.4 million and $4.7 million during the three and nine-months ended September 30, 2010, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of September 30, 2011 and December 31, 2010, the Company’s intangible assets were comprised of the following (in thousands):

	September 30, 2011
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net

In-place lease value	$104,581	$(62,542)	$42,039
Tenant relationship value	79,110	(47,036)	32,074
Above market leases acquired	16,037	(8,588)	7,449

Total	$199,728	$(118,166)	$81,562

Below market leases acquired	$79,966	$(42,026)	$37,940

	December 31, 2010
		Accumulated	Intangible Assets,
	Total Cost	Amortization	net

In-place lease value	$108,456	$(63,010)	$45,446
Tenant relationship value	95,385	(52,113)	43,272
Above market leases acquired	18,319	(9,575)	8,744

Total	$222,160	$(124,698)	$97,462

Below market leases acquired	$67,198	$(37,965)	$29,233

As of September 30, 2011, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2011 (three months remaining)	$7,282	$1,964
2012	21,458	7,009
2013	13,303	6,493
2014	10,250	4,926
2015	7,699	2,751
Thereafter	21,570	14,797

Total	$81,562	$37,940

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2011 and December 31, 2010 (in thousands):
MORTGAGE DEBT:

			Effective
	September 30,	December 31,	Interest		Maturity
Property / Location	2011	2010	Rate		Date

Arboretum I, II, III & V	$—	$20,386	7.59	% (a)	Jul-11
Midlantic Drive/Lenox Drive/DCC I	—	56,514	8.05	% (b)	Oct-11
Research Office Center	—	39,145	5.30	% (c), (d)	Oct-11
Concord Airport Plaza	—	34,494	5.55	% (d), (e)	Jan-12
Newtown Square/Berwyn Park/Libertyview	56,940	58,102	7.25%		May-13
Southpoint III	2,070	2,597	7.75%		Apr-14
Tysons Corner	95,299	96,507	5.36	% (d)	Aug-15
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	—	60,000	4.50	% (f)	Jul-16
IRS Philadelphia Campus	204,301	208,366	7.00%		Sep-30
Cira South Garage	44,879	46,335	7.12%		Sep-30

Principal balance outstanding	493,288	712,246
Plus: unamortized fixed-rate debt premiums (discounts), net	(1,421)	(457)

Total mortgage indebtedness	$491,867	$711,789

UNSECURED DEBT:
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	59,835	59,835	5.50	% (g)	Oct-11
Bank Term Loan	183,000	183,000	LIBOR + 0.800	% (h)	Jun-12
Credit Facility	166,000	183,000	LIBOR + 0.725	% (h)	Jun-12
$300.0M 5.750% Guaranteed Notes due 2012	152,296	175,200	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	248,585	250,000	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	—	5.14%		Apr-18
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		Jul-35

Principal balance outstanding	2,006,007	1,722,326
Less: unamortized exchangeable debt discount	(91)	(906)
unamortized fixed-rate debt discounts, net	(5,556)	(2,763)

Total unsecured indebtedness	$2,000,360	$1,718,657

Total Debt Obligations	$2,492,227	$2,430,446

(a)	On April 1, 2011, the Company prepaid the remaining balance of the loan without penalty.

(b)	On June 3, 2011, the Company prepaid the remaining balance of the loan without penalty.

(c)
On June 30, 2011, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.3 million related to this loan was included as part of the gain (loss) on early extinguishment of debt in the Company’s consolidated statement of operations during the current year.

(d)	These loans were assumed upon acquisition of the related properties. The interest rates reflect the market rate at the time of acquisition.

(e)
On September 1, 2011, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.2 million related to this loan was included as part of the gain (loss) on early extinguishment of debt in the Company’s consolidated statement of operations during the quarter.

(f)	This mortgage was subject to an interest rate floor of 4.50% on a monthly basis. On July 11, 2011, the Company prepaid the balance of the loan without penalty.

(g)
On October 20, 2011, holders representing $59.5 million of the outstanding Exchangeable Notes as of September 30, 2011, exercised their right to cause the Company to redeem their notes at par plus accrued and unpaid interest leaving an outstanding balance of $0.4 million. On October 15, 2016, the remaining holders have the right to request, with proper notice, the redemption of all or a portion of their Exchangeable Notes at a price equal to 100% of the principal amount of the Exchangeable Notes plus accrued and unpaid interest. Accordingly, the remaining balance of the Exchangeable Notes after October 20, 2011 will reflect a maturity date of October 15, 2016, notwithstanding their final maturity date of October 15, 2026.

(h)
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

During the nine-month periods ended September 30, 2011 and 2010, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.83% and 6.62%, respectively.
During the nine-months ended September 30, 2011, the Company repurchased $24.3 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2012 5.750% Notes	$23,765	$22,904	$(857)	$32
2015 7.500% Notes	1,600	1,415	(212)	8

	$25,365	$24,319	$(1,069)	$40

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not, by itself incur indebtedness.
The Company utilizes credit facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The per annum variable interest rate on the outstanding balances is LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company has the option to increase the Credit Facility to $800.0 million provided that the Company has not committed any defaults under the Credit Facility and is able to acquire additional commitments from its existing lenders or new lenders. As of September 30, 2011, the Company had $166.0 million of borrowings and $10.6 million in letters of credit outstanding, leaving $423.4 million of unused availability under the Credit Facility. During the nine-month periods ended September 30, 2011 and 2010, the weighted-average interest rate on Credit Facility borrowings was 0.98% and 1.14%, respectively. As of September 30, 2011 and 2010, the weighted average interest rate on the Credit Facility was 0.95% and 0.98%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of September 30, 2011.
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

The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $59.8 million, both at September 30, 2011 and December 31, 2010, respectively. At certain times and upon certain events, the notes are exchangeable for cash up to their principal amount and, with respect to the remainder, if any, of the exchange value in excess of such principal amount, cash or common shares or a combination of both at the Company’s option. The initial exchange rate is 25.4065 shares per $1,000 principal amount of notes (which is equivalent to an initial exchange price of $39.36 per share). The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The unamortized debt discount is $0.1 million at September 30, 2011 and $0.9 million at December 31, 2010, respectively, and will be amortized through October 15, 2011. The effective interest rate at September 30, 2011 and December 31, 2010 was 5.5%. The Company recognized contractual coupon interest of $0.6 million and $1.7 million for the three and nine-month periods ended September 30, 2011 and $0.7 million and $2.6 million for the three and nine-month periods ended September 30, 2010, respectively. In addition, the Company recognized interest expense on amortization of debt discount of $0.3 million and $0.8 million during the three and nine-month periods ended September 30, 2011 and $0.3 million and $1.3 million during the three and nine-month periods ended September 30, 2010, respectively. Debt discount write-offs resulting from debt repurchases amounted to $1.6 million for the nine-month period ended September 30, 2010. There were no repurchases of the notes during the three and nine-month periods ended September 30, 2011. See note (g) to the above table for activity subsequent to September 30, 2011.
As of September 30, 2011, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2011	$62,732
2012	513,694
2013	66,467
2014	254,401
2015	348,079
Thereafter	1,253,922

Total principal payments	2,499,295
Net unamortized premiums/(discounts)	(7,068)

Outstanding indebtedness	$2,492,227

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of September 30, 2011 and December 31, 2010, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2011 and December 31, 2010 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2011			December 31, 2010
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Mortgage payable, net of discounts	$491,867		$506,042	$711,789		$726,348
Unsecured notes payable, net of discounts	$1,572,750		$1,610,233	$1,274,047		$1,338,743
Variable rate debt instruments	$427,610		$416,089	$444,610		$432,556
Notes receivable	$32,407	(a)	$32,309	$31,216	(a)	$28,921

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

Risks and Uncertainties
Significantly challenging and sluggish economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through 2012 and possibly beyond as the current economic climate negatively impacts tenants. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
The Company expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on its financial condition.
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
The Company was in compliance with all financial covenants as of September 30, 2011. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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
The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively. The related ineffectiveness would be charged to the consolidated statement of operations.
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
On March 31, 2011, in anticipation of the offering of $325.0 million of 4.95% unsecured guaranteed notes due April 15, 2018, the Company entered into seven intra-day treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The total notional amount of the treasury lock agreements was $230.0 million with an expiration of 7 years at treasury rates of 2.891%, 2.873%, and 2.858% and a fair value of $0.6 million at March 31, 2011. The agreements were settled on the day we completed the debt offering at a total expense of $0.6 million. This expense was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and will be amortized over the term of the note.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, in connection with the intra-day treasury lock agreement that the Company entered into and the remaining interest swaps which matured on October 18, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The changes in fair values of the hedges during the three and nine months ended September 30, 2010 were included in other liabilities and accumulated other comprehensive income in the accompanying balance sheet.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three and nine-month periods ended September 30, 2011 and 2010. Conditions in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the three and nine-month periods ended September 30, 2011, income from discontinued operations relates to one property that the Company sold during 2011. The following table summarizes the revenue and expense information for the property classified as discontinued operations for the three and nine-month periods ended September 30, 2011 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2011	ended September 30, 2011
Revenue:
Rents	$—	$475
Tenant reimbursements	1	84
Other	14	(64)

Total revenue	15	495

Expenses:
Property operating expenses	(2)	258
Real estate taxes	—	70
Depreciation and amortization	(13)	74

Total operating expenses	(15)	402
Income from discontinued operations before gain on sale of interests in real estate	30	93

Net gain on disposition of discontinued operations	—	3,836

Income from discontinued operations	$30	$3,929

For the three and nine-month periods ended September 30, 2010, income from discontinued operations relates to nine properties that the Company sold since January 1, 2010 through September 30, 2011. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and nine-month periods ended September 30, 2010 (in thousands):

	Three-month period	Nine-month period
	ended September 30, 2010	ended September 30, 2010
Revenue:
Rents	$1,423	$4,416
Tenant reimbursements	518	1,875
Other	37	39

Total revenue	1,978	6,330

Expenses:
Property operating expenses	751	2,357
Real estate taxes	293	924
Depreciation and amortization	549	1,989

Total operating expenses	1,593	5,270
Income from discontinued operations before gain on sale of interests in real estate	385	1,060

Net gain on disposition of discontinued operations	(3)	6,346

Income from discontinued operations	$382	$7,406

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
As of September 30, 2011 and December 31, 2010, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $122.4 million and $128.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $78.6 million and $115.4 million, respectively.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$6,581	$6,581	$(6,998)	$(6,998)

Net income (loss) from continuing operations attributable to non-controlling interests	(360)	(360)	187	187
Amount allocable to unvested restricted shareholders	(121)	(121)	(128)	(128)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common shareholders	4,102	4,102	(8,937)	(8,937)

Income (loss) from discontinued operations	30	30	382	382
Discontinued operations attributable to non-controlling interests	(2)	(2)	(8)	(8)

Discontinued operations attributable to common shareholders	28	28	374	374

Net income (loss) attributable to common shareholders	$4,130	$4,130	$(8,563)	$(8,563)

Denominator
Weighted-average shares outstanding	135,562,487	135,562,487	132,208,245	132,208,245
Contingent securities/Share based compensation	—	1,278,964	—	—

Total weighted-average shares outstanding	135,562,487	136,841,451	132,208,245	132,208,245

Earnings per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$0.03	$0.03	$(0.06)	$(0.06)
Discontinued operations attributable to common shareholders	—	—	—	—

Net income (loss) attributable to common shareholders	$0.03	$0.03	$(0.06)	$(0.06)

	Nine-month periods ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(4,042)	$(4,042)	$(20,021)	$(20,021)

Net income (loss) from continuing operations attributable to non-controlling interests	(66)	(66)	548	548
Amount allocable to unvested restricted shareholders	(384)	(384)	(384)	(384)
Preferred share dividends	(5,994)	(5,994)	(5,994)	(5,994)

Loss from continuing operations available to common shareholders	(10,486)	(10,486)	(25,851)	(25,851)

Income from discontinued operations	3,929	3,929	7,406	7,406
Discontinued operations attributable to non-controlling interests	(80)	(80)	(159)	(159)

Discontinued operations attributable to common shareholders	3,849	3,849	7,247	7,247

Loss attributable to common shareholders	$(6,637)	$(6,637)	$(18,604)	$(18,604)

Denominator
Weighted-average shares outstanding	135,164,424	135,164,424	130,841,534	130,841,534

Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.08)	$(0.08)	$(0.20)	$(0.20)
Discontinued operations attributable to common shareholders	0.03	0.03	0.06	0.06

Net loss attributable to common shareholders	$(0.05)	$(0.05)	$(0.14)	$(0.14)

Redeemable limited partnership units totaling 9,809,759 and 9,920,220 as of September 30, 2011 and 2010, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.

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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On September 13, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.5 million, which was paid on October 19, 2011 to shareholders of record as of October 5, 2011. On September 13, 2011, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the nine months ended September 30, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through September 30, 2011, the Parent Company had sold 6,421,553 shares under this program resulting in 8,578,447 remaining shares available for sale. There was no sale activity under the Offering Program during the three months ended September 30, 2011.
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
The Parent Company did not repurchase any shares during the nine-month period ended September 30, 2011. As of September 30, 2011, the Parent Company may purchase an additional 0.5 million shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Income (loss) from continuing operations	$6,581	$6,581	$(6,998)	$(6,998)

Amount allocable to unvested restricted unitholders	(121)	(121)	(128)	(128)
Preferred unit dividends	(1,998)	(1,998)	(1,998)	(1,998)

Income (loss) from continuing operations available to common unitholders	4,462	4,462	(9,124)	(9,124)

Discontinued operations attributable to common unitholders	30	30	382	382

Net income (loss) attributable to common unitholders	$4,492	$4,492	$(8,742)	$(8,742)

Denominator
Weighted-average units outstanding	145,372,247	145,372,247	139,423,151	139,423,151
Contingent securities/Share based compensation	—	1,278,964	—	—

Total weighted-average units outstanding	145,372,247	146,651,211	139,423,151	139,423,151

Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$0.03	$0.03	$(0.06)	$(0.06)
Discontinued operations attributable to common unitholders	—	—	—	—

Net income (loss) attributable to common unitholders	$0.03	$0.03	$(0.06)	$(0.06)

	Nine-month periods ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Numerator
Loss from continuing operations	$(4,042)	$(4,042)	$(20,021)	$(20,021)

Amount allocable to unvested restricted unitholders	(384)	(384)	(384)	(384)
Preferred unit dividends	(5,994)	(5,994)	(5,994)	(5,994)

Loss from continuing operations available to common unitholders	(10,420)	(10,420)	(26,399)	(26,399)

Discontinued operations attributable to common unitholders	3,929	3,929	7,406	7,406

Loss attributable to common unitholders	$(6,491)	$(6,491)	$(18,993)	$(18,993)

Denominator
Weighted-average units outstanding	145,027,662	145,027,662	135,135,380	135,135,380

Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$(0.07)	$(0.07)	$(0.19)	$(0.19)
Discontinued operations attributable to common unitholders	0.03	0.03	0.05	0.05

Net income (loss) attributable to common unitholders	$(0.04)	$(0.04)	$(0.14)	$(0.14)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine-months ended September 30, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Unit and Preferred Mirror Units
On September 13, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.5 million, which was paid on October 19, 2011 to unitholders of record as of October 5, 2011.

On September 13, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the nine-month period ended September 30, 2011, the Parent Company contributed net proceeds amounting to $8.0 million from the sale of 679,285 common shares under its Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving Credit Facility and for general corporate purposes.
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
Common Unit Repurchases
The Parent Company did not purchase any shares during the nine months ended September 30, 2011 and accordingly, during the nine months ended September 30, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At September 30, 2011, the Parent Company had 3,599,673 options outstanding under its shareholder approved equity incentive plan. There were 1,311,943 options unvested as of September 30, 2011 and $2.7 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 1.7 years. During the three and nine-months ended September 30, 2011, the Company recognized compensation expense related to unvested options of $0.4 million and $1.1 million, of which $0.1 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the three and nine-months ended September 30, 2010, the Company recognized $0.3 million and $0.7 million of compensation expense, respectively, of which nominal amounts of compensation expense were capitalized. The recognized compensation expenses are included as part of general and administrative expense in the Company’s consolidated statements of operations.
Option activity as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2011	3,116,611	$14.56	7.81	$(9,080,625)
Granted	603,241	11.89	9.43	(2,338,765)
Exercised	(120,179)	2.91

Outstanding at September 30, 2011	3,599,673	$14.50	7.46	$(23,367,772)

Vested/Exercisable at September 30, 2011	2,287,729	$17.01	6.85	$(20,370,992)
On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 603,241 options to the Company’s executives. The options vest ratably over three years and have a ten year term. The vesting of the options is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for options granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. On May 24, 2011, the Compensation Committee modified these options in respect of 101,437 shares awarded to one of the Company’s executives. The modification, with the said executive’s approval, provided additional vesting conditions linked to the Company’s total shareholder return which the Company will determine every year during the vesting period. The implementation of these market conditions did not materially impact total compensation expense expected to be recognized. The modified portion of the options will vest in whole or in part only if the Company’s total shareholder return achieves specified targets, subject to vesting upon death, disability, qualifying retirement or a change of control. As of September 30, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.

Restricted Share Awards
As of September 30, 2011, 808,098 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at September 30, 2011 was approximately $4.4 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.4 years. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million and $2.4 million during the three and nine-months ended September 30, 2011, of which $0.2 million and $0.5 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $2.7 million during the three and nine-months ended September 30, 2010, of which $0.2 million and $0.7 million, respectively, were capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the nine-months ended September 30, 2011:

		Weighted
		Average Grant
	Shares	Date Fair value
Non-vested at January 1, 2011	851,278	$10.75
Granted	197,035	11.92
Vested	(237,541)	19.76
Forfeited	(2,674)	11.30

Non-vested at September 30, 2011	808,098	$9.47

On March 2, 2011, the Compensation Committee of the Company’s Board of Trustees awarded 174,012 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided in the award agreements Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of September 30, 2011, none of the Company’s executives had met conditions to elect a qualifying retirement.
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

On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair values of the 2011 and 2010 awards on the grant dates were $2.0 million, respectively, while the 2009 award was $1.1 million. The fair values of each award are being amortized over the three year cliff vesting period. In the case of the 2011 awards, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of September 30, 2011, none of the Company’s executives has met conditions to elect a qualifying retirement.
For the three and nine-month periods ended September 30, 2011, the Company recognized total compensation expense for the 2011, 2010 and 2009 awards of $0.5 million and $1.2 million, of which $0.1 million and $0.3 million were capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the three and nine months ended September 30, 2010, the Company recognized total compensation expense for 2010 and 2009 awards of $0.3 million and $0.7 million, respectively, related to this plan of which nominal amounts were capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair value of the awards under the outperformance program, as adjusted for estimated forfeitures, was approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the three and nine-month periods ended September 30, 2011, the Company recognized a nominal amount and $0.1 million of compensation expenses related to the outperformance program. For the three and nine-month periods ended September 30, 2010, the Company recognized $0.1 million and $0.3 million, respectively, of compensation expenses related to the outperformance program.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2011 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares initially reserved for issuance under the ESPP is 1.25 million. During the three and nine-month periods ended September 30, 2011, employees made purchases under the ESPP of $0.1 million and $0.3 million, respectively. The Company recognized a nominal amount and $0.1 million of compensation expense related to the ESPP during the three and nine-month periods ended September 30, 2011, respectively. During the three and nine-month periods ended September 30, 2010, employees made purchases under the ESPP of $0.1 million and $0.4 million, respectively. The Company recognized a nominal amount and $0.1 million of compensation expense related to the ESPP during the three and nine-month periods ended September 30, 2010, respectively. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the nine-month periods ended September 30, 2011 and 2010, the Company recorded a net decrease in compensation costs of $0.8 million and a net increase in compensation costs of $0.4 million, respectively, in connection with the Plan due to the change in the market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the nine-month periods ended September 30, 2011 and 2010, the Company recorded a net increase in compensation costs of $0.8 million and a net decrease in compensation costs of $0.4 million, respectively, in connection with the investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At September 30, 2011 and 2010, 0.3 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the IRS Philadelphia Campus, a 862,692 square foot office building that is 100% leased to the IRS. On August 27, 2010, the Company completed the development of the IRS Philadelphia Campus and the IRS lease commenced. USB agreed to contribute approximately $64.1 million of project costs and advanced $10.2 million of that amount contemporaneously with the closing of the transaction. USB subsequently advanced an additional $27.4 million and $23.8 million in June 2010 and December 2009, respectively. On October 19, 2011, the Company received the remaining $2.7 million of the total contributions upon its completion of certain items and compliance with the federal rehabilitation regulations.
In exchange for its contributions into the development of the IRS Philadelphia Campus, USB is entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB does not have a material interest in the underlying economics of the property. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The Company believes the put will be exercised and the amount attributed to that puttable non-controlling interest obligation is included in other liabilities and is being accreted to the expected fixed put price.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within deferred income in the Company’s balance sheet amounted to $48.9 million and $61.4 million as of September 30, 2011 and December 31, 2010, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.2 million and $2.1 million at September 30, 2011 and December 31, 2010, respectively. Beginning in September 2011 through September 2015, the Company recognized and will recognize the cash received as revenue net of allocated expenses over the five year tax credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the three months ended September 30, 2011, the Company recognized $12.0 million of the cash received as revenue net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at September 30, 2011 and December 31, 2010 is $2.1 million and $4.3 million, respectively, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $1.0 million for the three- and nine-months ended September 30, 2011, respectively, and $0.3 million and $0.7 million for the three- and nine-months ended September 30, 2010, respectively.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at September 30, 2011 and December 31, 2010 is $5.3 million and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of September 30, 2011, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

	Pennsylvania	Philadelphia		New Jersey	Richmond,
	Suburbs	CBD	Metropolitan, D.C.	/Delaware	Virginia	Austin, Texas	California	Corporate	Total
As of September 30, 2011:
Real estate investments, at cost:
Operating properties	$1,214,060	$951,790	$1,369,899	$570,804	$306,039	$257,208	$250,928	$—	$4,920,728
Construction-in-progress	—	—	—	—	—	—	—	36,246	36,246
Land inventory	—	—	—	—	—	—	—	120,470	120,470

As of December 31, 2010:
Real estate investments, at cost:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress	—	—	—	—	—	—	—	33,322	33,322
Land inventory	—	—	—	—	—	—	—	110,055	110,055

For the three-months ended September 30, 2011:
Total revenue	$38,864	$31,098	$31,554	$22,096	$9,334	$7,453	$5,567	$(302)	$145,664
Property operating expenses, real estate taxes and third party management expenses	14,224	11,541	11,526	10,576	3,664	3,233	3,262	(421)	57,605

Net operating income	$24,640	$19,557	$20,028	$11,520	$5,670	$4,220	$2,305	$119	$88,059

For the three-months ended September 30, 2010:
Total revenue	$36,809	$24,617	$33,881	$23,944	$8,919	$8,014	$5,503	$(195)	$141,492
Property operating expenses, real estate taxes and third party management expenses	14,591	9,859	11,665	11,930	3,287	3,204	3,171	(232)	57,475

Net operating income	$22,218	$14,758	$22,216	$12,014	$5,632	$4,810	$2,332	$37	$84,017

For the nine-months ended September 30, 2011:
Total revenue	$118,295	$93,520	$96,813	$64,526	$27,409	$23,202	$16,359	$(849)	$439,275
Property operating expenses, real estate taxes and third party management expenses	44,554	34,954	36,012	32,302	10,667	9,740	8,772	(895)	176,106

Net operating income	$73,741	$58,566	$60,801	$32,224	$16,742	$13,462	$7,587	$46	$263,169

For the nine-months ended September 30, 2010:
Total revenue	$113,622	$61,579	$103,285	$71,884	$27,087	$23,979	$17,374	$(821)	$417,989
Property operating expenses, real estate taxes and third party management expenses	44,218	25,643	36,041	34,716	10,111	9,968	8,853	(713)	168,837

Net operating income	$69,404	$35,936	$67,244	$37,168	$16,976	$14,011	$8,521	$(108)	$249,152

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

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$88,059	$84,017	$263,169	$249,152
Less:
Interest expense	(32,346)	(34,488)	(99,477)	(97,222)
Deferred financing costs	(1,846)	(827)	(3,844)	(2,700)
Depreciation and amortization	(54,252)	(51,644)	(163,940)	(154,962)
Administrative expenses	(6,177)	(5,753)	(18,311)	(18,498)
Plus:
Interest income	523	726	1,385	2,554
Historic tax credit transaction income	12,026	—	12,026	—
Equity in income of real estate ventures	418	1,035	2,739	3,356
Net gain on sales of interests in real estate	—	—	2,791	—
Gain (loss) on early extinguishment of debt	176	(64)	(580)	(1,701)

Loss from continuing operations	6,581	(6,998)	(4,042)	(20,021)
Income from discontinued operations	30	382	3,929	7,406

Net income (loss)	$6,611	$(6,616)	$(113)	$(12,615)

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

Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 18 to 92 years. Minimum future rental payments on non-cancelable leases at September 30, 2011 are as follows (in thousands):

2011 (three months remaining)	$455
2012	1,818
2013	1,818
2014	1,909
2015	1,909
Thereafter	289,668
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
The Company acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of an office building in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease is equal to a percentage of the NOI generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
The Company also acquired ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease is scheduled to end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the Company acquired its rights under the lease (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate to $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,856 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of September 30, 2011, the Company had a balance of $1.3 million for this liability in its consolidated balance sheet.
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

As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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
18. SUBSEQUENT EVENTS
On October 28, 2011, the Company sold two office properties (Five Greentree Centre and Lake Center II), containing a total of 206,243 net rentable square feet in Marlton, New Jersey for an aggregate sales price of $22.8 million. Five Greentree Centre and Lake Center II were 96.1% and 47.8% occupied, respectively, at the date of sale.
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
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	the continuing impact of the global economic slowdown, which is having and may continue to have a negative effect on the following, among other things:
•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;

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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine-months ended September 30, 2011 and 2010 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2011, our portfolio consisted of 211 office properties, 20 industrial facilities and five mixed-use properties that contain an aggregate of approximately 25.9 million net rentable square feet. These 236 properties make up our core portfolio. As of September 30, 2011, we also held economic interests in 16 unconsolidated real estate ventures (the “Real Estate Ventures”) that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.1 million net rentable square feet.
As of September 30, 2011, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Volatile economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a sluggish economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase through 2012 and possibly beyond as the current economic climate negatively impacts tenants.

We expect that the impact of the current state of the economy, including high unemployment and the unprecedented volatility in the financial and credit markets, will continue to have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at September 30, 2011 was 85.6%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three and nine-months ended September 30, 2011:

	Three-month period	Nine-month period
	ended September 30, 2011	ended September 30, 2011
Leasing Activity:
Total net rentable square feet owned (1)	25,884,113	25,884,113
Occupancy percentage (end of period)	85.6%	85.6%
Average occupancy percentage	85.7%	85.2%
New leases and expansions commenced (square feet)	359,242	1,415,882
Leases renewed (square feet)	590,052	1,746,894
Net absorption (square feet) (2)	(14,529)	22,607
Percentage change in rental rates per square feet (3):
New and expansion rental rates	-0.5%	-0.3%
Renewal rental rates	-0.8%	-2.2%

Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.37	$4.63
Tenant Improvements (per square feet)	$12.85	$14.68

(1)	For each period, includes all properties in the core portfolio (i.e. not under development or redevelopment), including properties that were sold during these periods.

(2)	Includes leasing related to current developments and redevelopments, held for sale and sold properties.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 3.3% of our aggregate final annualized base rents as of September 30, 2011 (representing approximately 1.5% of the net rentable square feet of the Properties) expire without penalty in 2011. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the nine months ended September 30, 2011, we achieved a 67.0% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.5 million or 11.2% of total receivables (including accrued rent receivables) as of September 30, 2011 compared to $15.2 million or 12.0% of total receivables (including accrued rent receivables) as of December 31, 2010.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:
At September 30, 2011, we are completing the lease-up of four recently completed developments, aggregating 0.7 million square feet, for which we expect to spend an additional $8.4 million for tenant improvements and other leasing costs in 2011. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of September 30, 2011, we owned approximately 503 acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We also entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an extension of the development period cannot be negotiated, we will write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of September 30, 2011.
RECENT PROPERTY TRANSACTIONS
On August 12, 2011, we acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of a note receivable amounting to $18.8 million under which the said property was encumbered. We obtained the notes receivable from a third party on August 2, 2011 and was funded through an advance under our Credit Facility and with available corporate funds. The office property contains 192,707 of net rentable square feet and is 57.2% leased as of September 30, 2011.
On June 27, 2011, we sold Three Greentree Center, a 69,300 net rentable square feet office property located in Marlton, New Jersey, for a sales price of $5.9 million.
On March 28, 2011, we acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. These office properties are 100% leased as of September 30, 2011. We funded the acquisition price through an advance under our Credit Facility and with available corporate funds.
On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We funded the cost of this acquisition with available corporate funds and a draw on our Credit Facility. We are planning to contribute the acquired property into a real estate venture in return for a 50% limited interest in the partnership. The real estate venture will be formed to construct a mixed-use development property in the city of Philadelphia. We received $4.9 million from the prospective partner in anticipation of the real estate venture formation.
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
Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2010. See also Note 2 in our unaudited consolidated financial statements for the three and nine-months ended September 30, 2011 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and nine-months ended September 30, 2011 and 2010. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less operating expenses, real estate taxes and third party management expenses. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 16 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net loss.
Comparison of the Three-Month Periods Ended September 30, 2011 and 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 229 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2010 and owned through September 30, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after July 1, 2010 or disposed prior to September 30, 2011. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2011 and 2010) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2011 and 2010 (in thousands).
The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of three-months ended September 30, 2011 to the three-months ended September 30, 2010

				Recently Completed		Other
	Same Store Property Portfolio			Properties		(Eliminations) (a)		Total Portfolio
			Increase/							Increase/
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	2011	2010	(Decrease)

Revenue:
Cash rents	$104,807	$107,752	$(2,945)	$10,690	$4,288	$(672)	$(657)	$114,825	$111,383	$3,442
Straight-line rents	4,990	3,368	1,622	489	415	(1)	—	5,478	3,783	1,695
Above/below market rent amortization	1,397	1,427	(30)	1	(73)	—	—	1,398	1,354	44

Total rents	111,194	112,547	(1,353)	11,180	4,630	(673)	(657)	121,701	116,520	5,181
Tenant reimbursements	17,474	18,484	(1,010)	2,228	1,206	104	94	19,806	19,784	22
Termination fees	190	1,039	(849)	—	—	—	—	190	1,039	(849)
Third party management fees, labor reimbursement and leasing	—	(3)	3	—	—	3,028	2,925	3,028	2,922	106
Other	545	724	(179)	231	208	163	295	939	1,227	(288)

Total revenue	129,403	132,791	(3,388)	13,639	6,044	2,622	2,657	145,664	141,492	4,172

Property operating expenses	40,572	42,555	1,983	4,290	1,586	(2,499)	(2,290)	42,363	41,851	(512)
Real estate taxes	12,577	13,190	613	1,064	613	222	293	13,863	14,096	233
Third party management expenses	—	—	—	—	—	1,379	1,528	1,379	1,528	149

Net Operating Income	76,254	77,046	(792)	8,285	3,845	3,520	3,126	88,059	84,017	4,042
General & administrative expenses	—	—	—	390	269	5,787	5,484	6,177	5,753	(424)
Depreciation and amortization	47,707	47,254	(453)	6,215	2,849	330	1,541	54,252	51,644	(2,608)

Operating Income (loss)	$28,547	$29,792	$(1,245)	$1,680	$727	$(2,597)	$(3,899)	$27,630	$26,620	$1,010

Number of properties	229	229		7	7	—	—	236	236
Square feet	23,119	23,119		2,765	2,765	—	—	25,884	25,884

Other Income (Expense):
Interest income								523	726	(203)
Historic tax credit interest income								12,026	—	12,026
Interest expense								(32,346)	(34,488)	2,142
Interest expense — Deferred financing costs								(1,846)	(827)	(1,019)
Equity in income of real estate ventures								418	1,035	(617)
Gain (loss) on early extinguishment of debt								176	(64)	240

Income (loss) from continuing operations								6,581	(6,998)	13,579

Income from discontinued operations								30	382	(352)

Net income (loss)								$6,611	$(6,616)	$13,227

Income (loss) per common share								$0.03	$(0.06)	$0.09

EXPLANATORY NOTES
(a) — Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $3.4 million from the third quarter of 2010 to the third quarter of 2011 primarily reflecting:
•
increase of $6.4 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, the acquisition of Overlook I and II during the first quarter of 2011, the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during this quarter; and

•
offsetting decrease of $3.0 million of rental income at the same store portfolio as a result of declining renewal rates and the commencement of leases with free rent periods during the third quarter of 2011 compared to the third quarter of 2010.

Straight-line rents increased by $1.7 million due to the aforementioned properties that were acquired and placed in service subsequent to the third quarter of 2010 and also due to leases that commenced during the third quarter of 2011 with free rent periods at our same store properties.
Termination fees at the Total Portfolio decreased by $0.9 million due to timing and volume of tenant move-outs during the third quarter of 2010 when compared to the third quarter of 2011.
Property Operating Expenses
Property operating expenses increased by $0.5 million mainly due to $2.7 million of additional expenses from the aforementioned properties that we acquired and placed in service subsequent to the third quarter of 2010. This increase was offset by decreases in repairs and maintenance costs of $1.4 million and utilities costs of $0.8 million during the third quarter of 2011 compared to the third quarter of 2010.
Depreciation expense and amortization
Depreciation expense and amortization increased by $2.6 million mainly due to the aforementioned properties that were acquired and placed in service during and subsequent to the third quarter of 2010.
Historic tax credit transaction income
During the third quarter of 2011, we recognized $12.0 million of income related to our historic tax credit financing. We will recognize the same amount of income each year over the five year tax credit recapture period as defined in the Internal Revenue Code. See Note 15 to the consolidated financial statements for additional details of our historic tax credit transaction.
Interest Expense
The decrease in interest expense of $2.1 million is primarily due to the following:
•	decrease of $2.8 million related to the pay-off of our 5.625% Guaranteed Notes in the fourth quarter of 2010;

•	decrease of $2.3 million in mortgage interest expense due to the prepayment of five mortgage loans during 2011;

•
decrease of $0.6 million resulting from our buybacks of unsecured notes subsequent to September 30, 2010; decrease of $2.3 million due to lower weighted average interest rates on our $183.0 million Bank Term Loan and on one of our Preferred Trust borrowings. These borrowings have variable interest rates and a portion of such borrowings was swapped to fixed rates through our hedging program. The variable interest rates on these borrowings are lower than the swapped fixed rate on the hedges assigned to them. All of our hedges matured during the fourth quarter of 2010, resulting in said decreases; and

•	decrease of $0.3 million resulting from a lower weighted average interest rate on our Credit Facility borrowings during the third quarter of 2011 compared to the third quarter of 2010.
The decrease of $8.3 million in interest expense described above was offset by an increase in interest expense of $4.2 million related to the closing of our $325.0 million 4.950% Guaranteed Notes due 2018 in April 2011, and an increase of $2.1 million in interest expense due to a decreased amount of capitalized interest as a result of lower development activity during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Deferred Financing Costs
The increase in deferred financing costs of $1.0 million is mainly attributable to the acceleration of $0.8 million of deferred financing costs in connection with the mortgage debt prepayments made during 2011. The remainder of the increase is due to the closing of the forward financing on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010.
Equity in income of real estate ventures
The decrease in equity in income of real estate ventures of $0.6 million is primarily due to lower net income at the real estate venture properties during the third quarter of 2011 compared to the third quarter of 2010.
Discontinued Operations
We have no property dispositions during the three months ended September 30, 2011. The nominal amount of income from discontinued operations pertains to certain sale-related expense adjustments subsequent to the sale of certain properties through June 30, 2011.
The September 30, 2010 amounts are reclassified to include the operations of the properties sold through the second quarter of 2011, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the third quarter of 2010 includes total revenue of $2.0 million, operating expenses of $1.1 million and depreciation and amortization expense of $0.5 million.
Net income (loss)
Net income (loss) increased by $13.2 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of the factors described above. Net income (loss) is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Income (loss) per Common Share
Income per share was $0.03 during the three months ended September 30, 2011 as compared to loss per share of $0.06 during the three months ended September 30, 2010 as a result of the factors described above, offset by the increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to issuances pursuant to the Offering Program in 2010.

Comparison of the Nine-Month Periods Ended September 30, 2011 and 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 228 properties containing an aggregate of approximately 22.9 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2010 and owned through September 30, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2010 or disposed of prior to September 30, 2011. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2011 and 2010) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2011 and 2010 (in thousands).
The Total Portfolio net loss presented in the table is equal to the net loss of the Parent Company and the Operating Partnership.

Comparison of nine-months ended September 30, 2011 to the nine-months ended September 30, 2010

				Recently Completed		Other
	Same Store Property Portfolio			Properties		(Eliminations) (a)		Total Portfolio
			Increase/							Increase/
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	2011	2010	(Decrease)

Revenue:
Cash rents	$312,759	$326,587	$(13,828)	$33,042	$5,216	$(1,960)	$(1,972)	$343,841	$329,831	$14,010
Straight-line rents	11,975	8,804	3,171	2,949	397	—	—	14,924	9,201	5,723
Above/below market rent amortization	4,198	4,608	(410)	(117)	(72)	—	—	4,081	4,536	(455)

Total rents	328,932	339,999	(11,067)	35,874	5,541	(1,960)	(1,972)	362,846	343,568	19,278
Tenant reimbursements	54,262	56,297	(2,035)	7,267	1,241	302	296	61,831	57,834	3,997
Termination fees	2,706	4,000	(1,294)	—	124	—	—	2,706	4,124	(1,418)
Third party management fees, labor reimbursement and leasing	—	(3)	3	—	—	8,514	9,296	8,514	9,293	(779)
Other	2,537	1,977	560	343	209	498	984	3,378	3,170	208

Total revenue	388,437	402,270	(13,833)	43,484	7,115	7,354	8,604	439,275	417,989	21,286

Property operating expenses	123,800	127,569	3,769	13,296	2,597	(8,119)	(5,979)	128,977	124,187	(4,790)
Real estate taxes	38,600	38,533	(67)	3,547	1,012	587	672	42,734	40,217	(2,517)
Third party management expenses	—	—	—	—	—	4,395	4,433	4,395	4,433	38
Net Operating Income	226,037	236,168	(10,131)	26,641	3,506	10,491	9,478	263,169	249,152	14,017
General & administrative expenses	—	—	—	429	269	17,882	18,229	18,311	18,498	187
Depreciation and amortization	143,217	144,659	1,442	19,374	4,707	1,349	5,596	163,940	154,962	(8,978)

Operating Income (loss)	$82,820	$91,509	$(8,689)	$6,838	$(1,470)	$(8,740)	$(14,347)	$80,918	$75,692	$5,226

Number of properties	228	228		8	8	—	—	236	236
Square feet	22,921	22,921		2,963	2,963	—	—	25,884	25,884

Other Income (Expense):
Interest income								1,385	2,554	(1,169)
Historic tax credit transaction income								12,026	—	12,026
Interest expense								(99,477)	(97,222)	(2,255)
Interest expense — Deferred financing costs								(3,844)	(2,700)	(1,144)
Equity in income of real estate ventures								2,739	3,356	(617)
Net gain on sale of interests in real estate								2,791	—	2,791
Loss on early extinguishment of debt								(580)	(1,701)	1,121

Loss from continuing operations								(4,042)	(20,021)	15,979

Income from discontinued operations								3,929	7,406	(3,477)

Net loss								$(113)	$(12,615)	$12,502

Loss per common share								$(0.05)	$(0.14)	$0.09

EXPLANATORY NOTES

(a)	— Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

Total Revenue
Cash rents from the Total Portfolio increased by $14.0 million from the nine-month period ended September 30, 2010 to the nine-month period ended September 30, 2011 primarily reflecting:
•
increase of $27.8 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, the acquisition of Overlook I and II during the first quarter of 2011 the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during this quarter; and

•
offsetting decrease of $13.8 million of rental income at the same store portfolio as a result of declining renewal rates and the commencement of leases with free rent periods during 2011 compared 2010.

Straight-line rents increased by $5.7 million, partially due to $2.6 million of straight-line rents from the aforementioned properties that were acquired and placed in service during and subsequent to the third quarter of 2010. The remainder of the increase is due to leases that commenced subsequent to the third quarter of 2010 with free rent periods at our same store properties.
Tenant reimbursements increased by $4.0 million, mainly due to $6.0 million of additional reimbursements from the aforementioned properties that were acquired and placed in service during and subsequent to the third quarter of 2010. These increases were offset by a $2.0 million decrease in tenant reimbursements in our same store portfolio resulting from decreases in property operating expenses at our same store portfolio. These changes in tenant reimbursements are consistent with the changes in property operating expenses and real estate taxes.
Termination fees at the Total Portfolio decreased by $1.4 million due to timing and volume of tenant move-outs during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.
Property Operating Expenses
Property operating expenses increased by $4.8 million, mainly due to $10.7 million of additional expenses from the aforementioned properties that we acquired and placed in service during and subsequent to the third quarter of 2010. This increase was offset by the decreases in repairs and maintenance costs of $3.4 million, utilities costs of $0.3 million, and bad debt expense of $1.9 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 within our same store portfolio. In addition, during the first quarter of 2011, we received a refund from the State of Texas amounting to $0.3 million for overpayment of gross receipt taxes in prior years.
Real Estate Taxes
Real estate taxes increased by $2.5 million, mainly due to additional real estate taxes from the aforementioned properties that we acquired and placed into service during and subsequent to the third quarter of 2010.
Depreciation expense and amortization
Depreciation expense and amortization increased by $9.0 million, mainly due to the additional depreciation and amortization expense from the aforementioned properties that we acquired and placed into service during and subsequent to the third quarter of 2010. We also recorded $4.7 million of out of period depreciation and amortization expense adjustment during the second quarter of 2011 relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior years. (See Note 2 to the consolidated financial statements).
Interest Income
Interest income decreased by $1.2 million, primarily due to the receipt during the third quarter of 2010 of the $40.0 million purchase money mortgage note that we extended to the buyer of our properties in Oakland, California in October 2008.
Historic tax credit transaction income
During the third quarter of 2011, we recognized $12.0 million of income related to our historic tax credit financing. We will recognize the same amount of income each year over the five year tax credit recapture period as defined in the Internal Revenue Code. See Note 15 to the consolidated financial statements for additional details of our historic tax credit transaction.

Interest Expense
The increase in interest expense of $2.3 million is primarily due to the following:
•	increase of $8.1 million related to the closing in April 2011 of our $325.0 million 4.950% Guaranteed Notes due 2018;
•	increase of $3.0 million due to the closing of the mortgages on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010; and
•	decrease of $8.0 million of capitalized interest expense as a result of lower development activity during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
The increase of $19.1 million in interest expense described above was offset by the following decreases in interest expense during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:
•	decrease of $8.3 million related to the pay-off of our 5.625% Guaranteed Notes in the fourth quarter of 2010;
•
decrease of $6.7 million due to lower weighted average interest rates on our $183.0 million Bank Term Loan and on one of our Preferred Trust borrowings. These borrowings have variable interest rates and a portion of such borrowings was swapped to fixed rates through our hedging program. The variable interest rates on these borrowings are lower than the swapped fixed rate on the hedges assigned to them. All of our hedges matured during the fourth quarter of 2010 resulting in said decreases; and

•
decrease $1.8 million resulting from our buybacks of unsecured notes subsequent to September 30, 2010. The details of the various repurchases made during 2011 are noted in the Gain (loss) on early extinguishment of debt section below.

Deferred Financing Costs
The increase in deferred financing costs of $1.1 million is mainly attributable to the acceleration of $1.0 million of deferred financing costs in connection with the mortgage debt prepayments made during 2011. The remainder of the increase is due to the closing of the forward financing on the IRS Philadelphia Campus and CIRA South Garage during the third quarter of 2010.
Equity in income of real estate ventures
The decrease in equity in income of real estate ventures of $0.6 million is primarily due to lower net income at the real estate venture properties during 2011 compared to 2010, offset by the $0.6 million of income from the sale of a building of one of the unconsolidated real estate ventures and by the $0.3 million of preferred returns from the two unconsolidated real estate ventures in which we acquired 25% interest during the third quarter of 2010 (see Note 4 of the notes to the consolidated financial statements for details of these two transactions).
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
Loss on early extinguishment of debt
During the nine months ended September 30, 2011, we repurchased (i) $22.9 million of our 5.750% Guaranteed Notes due 2012, and (ii) $1.4 million of our 7.500% Guaranteed Notes due 2015, which resulted in a net loss on early extinguishment of debt of $1.1 million. The loss was offset by the write-off of the unamortized fixed-rate debt premium of $0.5 million related to the prepayment of two of our mortgage loans during the nine months ended September 30, 2011.
During the nine-month period ended September 30, 2010, we repurchased (i) $54.4 million of our 3.875% Exchangeable Notes, (ii) $1.9 million of our 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our 5.750% Guaranteed Notes due 2012, which resulted in a net loss on early extinguishment of debt of $1.7 million.

Discontinued Operations
During the nine month period ended September 30, 2011, we sold one property in Marlton, New Jersey. This property had total revenues of $0.5 million, operating expense of $0.3 million and $0.1 million of depreciation and amortization expense. We recognized a gain on sale of this property of $3.8 million.
The nine month period ended September 30, 2010 amounts are reclassified to include the operations of the properties sold through the third quarter of 2011, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the nine months ended September 30, 2010 includes total revenue of $6.3 million, operating expenses of $3.3 million and depreciation and amortization expense of $2.0 million. We recognized a gain on sale of these properties of $6.4 million.
Net loss
Net loss decreased by $12.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of the factors described above. Net loss is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share was $0.05 during the nine months ended September 30, 2011 and $0.14 during the nine months ended September 30, 2010, respectively as a result of the factors described above, offset by the increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to issuances pursuant to the Offering Program in 2010.

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY
The Parent Company conducts its business through the Operating Partnership and its only material asset is its ownership of the partnership interests of the Operating Partnership. The Parent Company, other than acting as the sole general partner of the Operating Partnership, issues public equity from time to time and guarantees the debt obligations of the Operating Partnership. The Parent Company’s principal funding requirement is the payment of dividends on its common shares and preferred shares. The Parent Company’s principal source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As of September 30, 2011, the Parent Company owned a 93.2% interest in the Operating Partnership. The remaining interest of approximately 6.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for the interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
As noted above, the Parent Company’s only source of capital (other than proceeds of equity issuances which the Parent Company contributes to the Operating Partnership) is distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its Credit Facility, are adequate for it to make its distribution payments to the Parent Company, which in turn enables the Parent Company to make dividend payments to its shareholders.
The Parent Company receives proceeds from equity issuances from time to time contributes the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share. During the nine months ended September 30, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn used to reduce borrowings under the Credit Facility and for general corporate purposes. From its inception through September 30, 2011, the Parent Company has sold 6,421,553 shares under this program, resulting in 8,578,447 remaining shares available for sale. There was no sale activity during the third quarter of 2011.
On September 13, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $20.5 million, which it paid on October 19, 2011 to its shareholders of record as of October 5, 2011. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of September 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2011 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of September 30, 2011, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company did not repurchase any shares during the nine-month period ended September 30, 2011. The Parent Company’s Board of Trustees has not limited the duration of the program, however, it may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2011, amounted to $493.3 million and $2,006.0 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. As of September 30, 2011, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
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
The Operating Partnership believes that with uncertain economic conditions, vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2011 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under its Credit Facility and other debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash that it uses to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in cash provided by operations would affect the financial performance covenants under its Credit Facility, unsecured term loan and unsecured notes.
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
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership regularly pursues new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit and financial markets. On April 5, 2011, the Operating Partnership closed a registered offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The notes were priced at 98.907% of their face amount with an effective interest rate of 5.137%. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay indebtedness under the Credit Facility and for general corporate purposes. During the nine months ended September 30, 2011, the Parent Company had contributed $8.0 million in net proceeds from the sale of 679,285 of its common shares under the Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes.
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

The ability of the Parent Company and the Operating Partnership to sell their equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Parent Company contributes the proceeds it receives from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership in accordance with the Operating Partnership’s partnership agreement. The Operating Partnership uses the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. The Operating Partnership, from time to time, also issues its own partnership units as consideration for property acquisitions and developments.
The Operating Partnership will also consider sales of selected Properties as another vehicle for managing its liquidity. Asset sales have been a source of cash for the Operating Partnership. The Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2011 and December 31, 2010, the Operating Partnership maintained cash and cash equivalents of $5.7 million and $16.6 million, respectively. The following are the changes in cash flow from its activities for the nine-month periods ended September 30 (in thousands):

Activity	2011	2010
Operating	$155,993	$149,622
Investing	(162,476)	(159,037)
Financing	(4,376)	111,889

Net cash flows	$(10,859)	$102,474

The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net increase of $6.4 million in cash flows from operating activities of the Operating Partnership during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to the following:
•
acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011, the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during the current quarter;

•	increase in occupancy from 84.9% during the nine months ended September 30, 2010 to 85.6% during the nine months ended September 30, 2011; and
•	timing of cash receipts and cash expenditures in the normal course of operations.
The increase in cash from operating activities was partially offset by the decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of eight properties subsequent to September 30, 2010. The Operating Partnership also received contribution of $27.4 million from the historic tax credit transaction in June 2010 and recognized $12.0 million of the total contributions received as income during the current quarter.
The net increase of $3.4 million in cash flows used in investing activities of the Operating Partnership during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to the following:
•	receipt of $40.0 million of proceeds from the repayment of a note receivable during the nine months ended September 30, 2010;

•
decrease in net proceeds from sales of properties of $11.7 million during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 (see Note 3 to the consolidated financial statements);

•	$1.0 million loan provided to an unconsolidated Real Estate Venture partner during the nine months ended September 30, 2011; and
•	$2.3 million of investments in unconsolidated Real Estate Ventures during the third quarter of 2011.
The increase in cash used in investing activities was partially offset by the following transactions:
•	decrease of $9.7 million of net cash paid related to the acquisitions in 2011 and 2010 (see Note 3 to the consolidated financial statements for details);
•
decreased capital expenditures for tenant and building improvements and leasing commissions by $35.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in capital expenditures mainly related to the completion of and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010 and of the Juniper Street Parking Garage during the second quarter of the current year;

•
increase in cash distributions from unconsolidated Real Estate Ventures of $2.0 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. $0.6 million of the increase pertains to a portion of the proceeds from the sale of a building of one of the unconsolidated Real Estate Ventures (see Footnote 4 of the notes to the consolidated financial statements);

•	decrease in cash of $1.4 million during the nine months ended September 30, 2010 due to the deconsolidation of variable interest entities last year; and
•	decrease in advances made for purchase of tenant assets, net of repayments of $3.0 million during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.
The net decrease of $116.3 million in cash from financing activities of the Operating Partnership during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is mainly due to the following:
•	decrease in proceeds from Credit Facility and mortgage notes payable of $190.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010;
•	increase in repayments of the Credit Facility and mortgage notes payable of $222.9 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010;
•	net settlement of hedge transactions amounting to $0.6 million during the nine months ended September 30, 2011;
•	increase in debt financing costs of $3.7 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010;
•
decrease in net proceeds received from the issuance of common shares of the Parent Company and exercise of stock options amounting to $57.4 million during the nine months ended September 30, 2011, compared to the issuances made during the nine months ended September 30, 2010;

•
increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $66.3 million during the nine months ended September 30, 2010 to $68.4 million during the nine months ended September 30, 2011; and

•	receipt of refund of deferred financing costs related to forward commitment amounting to $1.6 million during the third quarter of 2010.
The net decrease in cash from financing activities described above was offset by the following:
•	proceeds from the issuance of our 4.950% Notes due 2018 during the second quarter of 2011 amounting to $321.5 million; and
•	decrease in repayments of unsecured notes of $41.0 million during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

Capitalization
Indebtedness
During the nine-months ended September 30, 2011, we repurchased $24.3 million of our outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

	Repurchase			Deferred Financing
Notes	Amount	Principal	Loss	Amortization
2012 5.750% Notes	$23,765	$22,904	$(857)	$32
2015 7.500% Notes	1,600	1,415	(212)	8

	$25,365	$24,319	$(1,069)	$40

The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars in thousands)
Balance:
Fixed rate	$2,071,685	$1,929,962
Variable rate — unhedged	427,610	504,610

Total	$2,499,295	$2,434,572

Percent of Total Debt:
Fixed rate	82.9%	79.3%
Variable rate — unhedged	17.1%	20.7%

Total	100%	100%

Weighted-average interest rate at period end:
Fixed rate	6.1%	6.4%
Variable rate — unhedged	1.1%	1.6%
Total	5.3%	5.4%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership uses Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under its Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of September 30, 2011.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2011.
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

As of September 30, 2011, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On September 13, 2011, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $20.5 million, which was paid on October 19, 2011 to unitholders of record as of October 5, 2011.
On September 13, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of September 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on October 17, 2011 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the nine-months ended September 30, 2011, the Parent Company contributed net proceeds amounting to $8.0 million from the sale of 679,285 shares under its Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes. From the inception of the Offering Program through September 30, 2011, the Operating Partnership has issued an aggregate of 8,578,447 common partnership units to the Parent Company.
The Parent Company did not purchase any shares during the nine months ended September 30, 2011 and, accordingly, during the nine months ended September 30, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
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
Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of September 30, 2011, the Operating Partnership had $561.1 million of unsecured debt scheduled to mature and $15.3 million of mortgage principal payments through December 2012. On April 5, 2011, the Operating Partnership closed a registered underwritten offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The net proceeds which amounted to $318.9 million after deducting underwriting discounts and offering expenses were used to repay indebtedness under the Credit Facility and for general corporate purposes. The Operating Partnership extended its Credit Facility and the Bank Term Loan from June 29, 2011 to June 29, 2012 and is currently exploring refinancing options such as bank financing or unsecured note issuances to address the upcoming maturities. For the remaining debt maturities the Operating Partnership expects to have sufficient capacity under the Credit Facility but it will also continue to evaluate the other listed sources to fund these maturities.
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
Many commercial real estate lenders have stricter underwriting standards or have withdrawn from the lending marketplace. Current global economic sluggishness has impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, the Operating Partnership expects debt financings may be more difficult to obtain and that borrowing costs on new and refinanced debt may be more expensive. Moreover, the volatility in the financial markets, in general, could make it more difficult or costly for the Parent Company to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statement as it has been able to do in the past. Such conditions could also limit the Operating Partnership’s ability to raise capital through asset dispositions at attractive prices or at all.

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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of September 30, 2011:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable (a)	$493,288	$12,061	$78,494	$196,689	$206,044
Revolving credit facility	166,000	—	166,000	—	—
Unsecured term loan	183,000	—	183,000	—	—
Unsecured debt (a)	1,657,007	212,131	—	1,041,266	403,610
Ground leases (b)	297,577	455	5,545	5,727	285,850
Development contracts (c)	177	177	—	—	—
Interest expense (d)	686,956	123,364	228,934	185,735	148,923
Other liabilities	9,515	—	—	—	9,515

	$3,493,520	$348,188	$661,973	$1,429,417	$1,053,942

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with our acquisition of Three Logan Square as the amounts cannot be determined at this time. The table also don include the future minimum rental payments related to the ground lease in connection with our acquisition of an office building in Philadelphia, Pennsylvania during the current quarter. Both of these ground leases are discussed below.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2011 interest rates.
The Operating Partnership obtained ground tenancy rights under a long term ground lease agreement when it acquired Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022, which is when the initial term of the ground lease will end. After the initial term, the Operating Partnership has various options to renew the lease until 2091. The Operating Partnership also obtained the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at that time until 2042 and at fair market value until 2091. The Operating Partnership believes that based on conditions as of the date the lease was assigned (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate $27.4 million. The Operating Partnership has not included the amounts in the table above since such amounts are not fixed and determinable. The Operating Partnership also acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of an office building in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease are equal to a percentage of the NOI generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,856 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of September 30, 2011, the Operating Partnership has a balance of $1.3 million for this liability on its consolidated balance sheet.

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
As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of September 30, 2011, its consolidated debt consisted of $493.3 million in fixed rate mortgages, $183.0 million in an unsecured term loan, $166.0 million of borrowings under the Credit Facility, and $1,657.0 million in unsecured notes, of which $1,578.4 million are fixed rate borrowings and $78.6 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

As of September 30, 2011, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.6 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt, including the Notes, of approximately $15.7 million at September 30, 2011.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt was approximately $427.6 million and $444.6 million at September 30, 2011 and December 31, 2010, respectively. The total fair value of the Operating Partnership’s debt, excluding the Notes, was approximately $416.1 million and $432.6 million at September 30, 2011 and December 31, 2010, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, excluding the Notes, of approximately $4.3 million at September 30, 2011, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $4.4 million at December 31, 2010.
If market rates of interest increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $28.6 million. If market rates of interest decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $29.2 million.
At September 30, 2011, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $427.6 million. At September 30, 2011, the interest rate on its variable rate debt was approximately 1.1%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $1.1 million for the quarter ended September 30, 2011.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its financial structure.
Funds from Operations (FFO)
Pursuant to the definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after similar adjustments for unconsolidated real estate ventures. FFO is a non-GAAP financial measure. The Operating Partnership believes that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. The Operating Partnership considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. The Operating Partnership’s computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and nine months ended September 30, 2011 and 2010:

	Three-month periods		Nine-month periods
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)		(amounts in thousands)
Net income (loss) attributable to common unitholders	$4,492	$(8,742)	$(6,491)	$(18,993)
Add (deduct):
Amount allocated to unvested restricted unitholders	121	128	384	384
Net gain on sale of interests in real estate	—	—	(2,791)	—
Net (gain) loss on disposition of discontinued operations	—	3	(3,836)	(6,346)
Depreciation and amortization:
Real property — continuing operations	41,518	38,557	126,213	117,159
Leasing costs including acquired intangibles — continuing operations	12,444	12,802	36,887	36,838
Real property — discontinued operations	(13)	439	70	1,604
Leasing costs including acquired intangibles — discontinued operations	—	110	4	385
Company’s share of unconsolidated real estate ventures	2,128	2,610	6,553	7,733

Funds from operations	$60,690	$45,907	$156,993	$138,764
Funds from operations allocable to unvested restricted shareholders	(359)	(294)	(983)	(897)

Funds from operations available to common share and unit holders (FFO)	$60,331	$45,613	$156,010	$137,867

Weighted-average shares/units outstanding — fully diluted	146,651,211	141,236,259	146,341,612	136,909,622

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the nine-month period ended September 30, 2011:

	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid Per	Announced Plans	Under the Plans
	Purchased	Share	or Programs	or Programs (a)

2011:
July	—	—	—	539,200
August	—	—	—	539,200
September	—	—	—	539,200

Total	—		—

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date: November 2, 2011	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2011	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2011	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date: November 2, 2011	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2011	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2011	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.