Form 10-K
period 2011-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2012-02-24
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
As of June 30, 2011, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $1,550,583,606 based upon the last reported sale price of $11.59 per share on the New York Stock Exchange on June 30, 2011. An aggregate of 142,728,273 Common Shares of Beneficial Interest were outstanding as of February 23, 2012.
As of June 30, 2011, the aggregate market value of the 8,897,204 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $103,118,592 million based upon the last reported sale price of $11.59 per share on the New York Stock Exchange on June 30, 2011 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2011 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2011, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

FORM 10-K

Page
PART I

Item 1. Business	7

Item 1A. Risk Factors	14

Item 1B. Unresolved Staff Comments	24

Item 2. Properties	24

Item 3. Legal Proceedings	34

Item 4. Mine Safety Disclosures	34

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	35

Item 6. Selected Financial Data	37

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	66

Item 8. Financial Statements and Supplementary Data	66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

Item 9A. Controls and Procedures	66

Item 9B. Other Information	67

PART III

Item 10. Directors, Executive Officers and Corporate Governance	68

Item 11. Executive Compensation	68

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	68

Item 13. Certain Relationships and Related Transactions, and Director Independence	68

Item 14. Principal Accountant Fees and Services	68

PART IV

Item 15. Exhibits and Financial Statement Schedules	69

SIGNATURES	78

Exhibit 3.1.27
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
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
Introduction
We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, mixed-use and industrial properties. As of December 31, 2011, we owned and consolidated 232 properties (collectively, the “Properties”) containing an aggregate of approximately 25.2 million net rentable square feet. The Properties include 207 office properties, 20 industrial properties and five mixed-use properties. As of December 31, 2011, we also owned interests in 18 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) that own properties that contain approximately 6.7 million net rentable square feet. In addition, as of December 31, 2011, we owned 444 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern and Central New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that we own, as of December 31, 2011, we were managing approximately 7.4 million square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2011, the Parent Company owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; Falls Church, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Austin, Texas; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.
2011 Transactions
Real Estate Acquisitions/Dispositions

On December 20, 2011, we formed a joint venture, Brandywine - AI Venture LLC (the "Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. We and Current Creek each own a 50% interest in the Venture. The Venture owns three office properties, which we contributed to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland. As of December 31, 2011, these properties were 84.5%, 82.4% and 99.4% leased, respectively. Concurrent with our contribution of the three properties to the Venture, Current Creek contributed approximately $32.2 million (net of closing costs and customary prorations) to the capital of the Venture and the Venture closed on non-recourse fixed rate mortgage loans in the aggregate amount of $90.0 million, secured by mortgages on each of the three properties. The mortgage loans have a weighted-average maturity of 7.4 years and bear interest at a weighted average rate of 4.4%. We transferred the properties to the Venture based on a $156.0 million valuation. Upon formation of the Venture, we received $120.1 million of aggregate proceeds from these transactions net of $2.9 million of transaction and venture formation costs. We used the net proceeds to reduce outstanding indebtedness under our unsecured revolving credit facility and for general corporate purposes. We were engaged by the Venture to perform property management and leasing services at market rates.

On November 22, 2011, we sold 442 Creamery Way, a 104,500 net rentable square feet office property located in Exton, PA, for a sales price of $7.4 million. The property was 100.0% occupied as of the date of sale.

On October 28, 2011, we sold two office properties (Five Greentree and Lake Center II) containing a total of 206,243 net rentable square feet located in Marlton, NJ for an aggregate sales price of $22.8 million. Five Greentree and Lake Center II were 92.2% and 47.8% occupied, respectively, as of the date of sale.

On October 14, 2011, we sold an undeveloped parcel of land in Dallas, Texas containing six acres of land for $0.6 million.
On August 12, 2011, we acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of an $18.8 million note receivable secured by the property. We purchased the note receivable from a third party on August 2, 2011, which was funded through an advance under our unsecured revolving Credit Facility, and with available corporate funds. The office property contains 192,707 of net rentable square feet and was 57.2% leased as of December 31, 2011.
On June 27, 2011, we sold Three Greentree Center, a 69,300 net rentable square feet office property located in Marlton, New Jersey, for a sales price of $5.9 million. The property was 13.9% occupied as of the date of sale.

On March 28, 2011, we acquired two office properties containing a total of 126,496 net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties were 100% leased as of December 31, 2011. We funded the acquisition through an advance under our unsecured revolving credit facility and with available corporate funds.

On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We funded the cost of this acquisition through an advance under our unsecured credit facility and with available corporate funds. We thereafter contributed the acquired property into a newly formed real estate venture, known as Brandywine 1919 Market Ventures ("1919 Ventures"), in return for a 50% general partner interest in the venture, with the other partner contributing cash for general partner interest. 1919 Ventures is evaluating a mixed-use development at the parcel.
Developments and Redevelopments
During 2011, we placed in service a 220 space garage property that we redeveloped. At December 31, 2011, we were not proceeding on any development or redevelopment activity, although we were, in the ordinary course of business, evaluating development and redevelopment opportunities.
Unsecured Debt Activity and New Credit Facility
During the year ended December 31, 2011, we repurchased $106.2 million of our unsecured Notes as summarized in the table below (excluding accrued interest, in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2011 3.875% Notes	$59,835	$59,835	$—	$—
2012 5.750% Notes	24,749	23,709	868	32
2015 7.500% Notes	25,140	22,671	2,396	120
	$109,724	$106,215	$3,264	$152
We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations and borrowings under our Credit Facility (as defined below).
We use borrowings under our Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.
On December 15, 2011, we entered into binding agreements for lender commitments related to a new $600.0 million four-year unsecured revolving credit facility (the "New Credit Facility") and three unsecured term loans in the aggregate amount of $600.0 million (collectively, the “New Term Loans”), consisting of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. We closed on the New Credit Facility and New Term Loans on February 1, 2012 and used the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, our then existing $600.0 million unsecured revolving credit facility (the "Prior Credit Facility") and $183.0 million unsecured term loan (the "Prior Term Loan"), each of which had been scheduled to mature on June 29, 2012. When we use the term "Credit Facility" in this Form 10-K, we are referring to the Prior Credit Facility (for events and time periods prior to February 1, 2012) and to the New Credit Facility (for events and time period on or after February 1, 2012).
We have the option to increase the amounts available to be advanced under the New Credit Facility, the $150.0 million three-year term loan, and the $250.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. We also have the option to extend the maturity dates of each of the New Credit Facility, the $150.0 million three-year term loan and the $250.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. We can prepay the $150.0 million three-year term and the $250.0 million four-year term loans at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty ranging from 3.00% a year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter.
The spread to LIBOR for LIBOR-based loans under the New Credit Facility and New Term Loans will depend on our unsecured senior debt credit rating. Based on our current credit rating, the spread for such loans will be 150, 175, 175 and 190 basis points under the New Credit Facility, the $150.0 million three-year term loan, the $250.0 million four-year term loan and the $200.0 million seven-year term loan, respectively. At our option, loans under the New Credit Facility and New Term Loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The New Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced rate. We executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average for its full term, the rate on $300.0 million of notional principal for the other loans at rates in a range of 2.470% to 2.910% for periods of three to five years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the current investment grade rating.
The New Credit Facility and New Term Loans, consistent with the Prior Credit Facility and Prior Term Loan, contain financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The New Credit Facility and New Term Loans include financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above specified levels; to maintain a minimum net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of our unsecured debt to the value of our unencumbered properties.
We were in compliance with all financial and non-financial covenants under the Credit Facility and our credit agreements as of December 31, 2011. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a continued slow-down in the economy and continued decrease in availability of debt financing could result in non-compliance with covenants.
On April 5, 2011, we sold $325.0 million of our 4.95% Guaranteed Notes Due April 15, 2018 (the “2018 Notes”). The net proceeds from the sale of the 2018 Notes, after the underwriters’ discount and offering expenses, amounted to $318.9 million, and were used to reduce outstanding borrowings under our Credit Facility and for general corporate purposes.
Secured Debt Activity
During the year ended December 31, 2011, we prepaid an aggregate of $210.5 million of our secured debt without penalty using a combination of proceeds from asset sales, cash flow from operations and borrowings under the Credit Facility. The prepayments are summarized as follows (excluding accrued interest, in thousands):

Mortgage Note	Payment Date	Amount
Concord Airport Plaza	Sep-11	$34,494
One Logan Square	Jul-11	60,000
Midlantic, Lenox, DCCI	Jun-11	56,514
Research Office Center	Jun-11	39,145
Arboretum I, II, III, & V	Apr-11	20,386
Total		$210,539
Additional Financing Activity
The Parent Company uses its continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. During the year ended December 31, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to repay balances on our Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through December 31, 2011, the Parent Company has sold 6,421,553 common shares under this program, leaving in 8,578,447 shares available for sale.

Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:

•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	form joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources;

•
utilize our reputation as a full-service real estate development and management organization to identify acquisition and development opportunities that will expand our business and create long-term value; and

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
Operating Strategy
In this current economic environment, we expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet our long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio.
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
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing Properties, we must use excess cash from operations after satisfying our dividend and other requirements. The availability of funds for new investments and maintenance of existing Properties depends in large measure on capital markets and liquidity factors over which we can exert little control. Past events, including failures and near failures of a number of large financial service companies, have made the capital markets volatile. In addition, downgrades of our public debt ratings by Standard & Poor’s and Moody’s Investor Service could increase our cost of capital.

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
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries (collectively, the “Management Companies”). As of December 31, 2011, the Management Companies were managing properties containing an aggregate of approximately 32.6 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by us and approximately 7.4 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
As of December 31, 2011, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Employees
As of December 31, 2011, we had 402 full-time employees, including 20 union employees.
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
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2011 revenue.
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
Our business is affected by the continued volatility in the financial and credit markets, the sluggish recovery in the global economy, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. While there are signs of recovery in the U.S. economy, the recovery rate has been much slower than anticipated. Our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio); if economic conditions persist or again deteriorate, then our results of operations, financial condition, financial results and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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
The current economic conditions have caused some of our tenants to experience financial difficulties. If more of our tenants were to continue to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk."
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
Our Credit Facility, new term loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms. In addition, the mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
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
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Development Risk."
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
If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than the current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early termination of certain leases could affect our ability to make distributions to shareholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Rollover Risk."

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
We develop, acquire, and contribute properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2011, we had investments in 18 unconsolidated real estate ventures. Our net investments in the 18 unconsolidated real estate ventures aggregated approximately $115.8 million as of December 31, 2011. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the value of our investments could deteriorate and we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to the accounting standard governing the equity method of accounting.
Because real estate is illiquid, we may not be able to sell properties when appropriate.
Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold are generally higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than two years without potential adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
Some potential losses are not covered by insurance.
We currently carry comprehensive “all-risk” property, and rental loss insurance and commercial general liability coverage on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, flood, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or cancelled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.
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
If we (or any of our subsidiaries that elects to be taxable as a REIT) fail to qualify as a REIT, we or the affected REIT subsidiaries would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us or our affected REIT subsidiaries, as the case may be, relief under certain statutory provisions, we or it would remain disqualified as a REIT for four years following the year it first failed to qualify. If we or any of our REIT subsidiaries fails to qualify as a REIT, we or they would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect on the value of the combined company’s securities. In addition, we or our affected REIT subsidiaries would no longer be required to make any distributions to shareholders.
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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. There can be no assurance that these or future audits will not have a material adverse effect on our results of operations. The Operating Partnership has been audited by the Internal Revenue Service for its 2004 tax year. The audit concerned the tax treatment of a transaction in September 2004 in which we acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for us. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against us under the tax protection agreement entered into as part of the transaction.
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
Property Acquisitions
On August 12, 2011, we acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of an $18.8 million note receivable secured by the property. We purchased the note receivable from a third party on August 2, 2011 which was funded through an advance under our unsecured revolving Credit Facility and with available corporate funds. The office property contains 192,707 of net rentable square feet and was 57.2% leased as of December 31, 2011.
On March 28, 2011, we acquired two office properties containing a total of 126,496 net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties are 100% leased as of December 31, 2011. We funded the acquisition price through an advance under our Credit Facility and with available corporate funds.

On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We funded the cost of this acquisition through an advance under our Credit Facility and with available corporate funds. We thereafter contributed the acquired property into a newly formed real estate venture known as 1919 Ventures in return for a 50% general partner interest in the venture, with the other partner contributing cash for general partner interest. 1919 Ventures is evaluating a mixed-use development at the parcel.
Development and Redevelopment Properties Placed in Service
During 2011, we placed in service a 220 space garage property that we redeveloped. At December 31, 2011, we were not proceeding on any development or redevelopment activity, although we were, in the ordinary course of business, evaluating development and redevelopment opportunities.
Property Sales
We sold the following office properties during the year ended December 31, 2011:

Month of Sale	Property/Portfolio Name	Location	# of Bldgs.	Rentable Square Feet/ Acres	Property/Portfolio Occupancy % at Date of Sale	Sales Price (in thousands)
Dec-11	Brandywine AI Ventures	Various (1)	3	587,317	86.3%	$156,000
Nov-11	442 Creamery Way	Exton, PA	1	104,500	100.0%	7,425
Oct-11	Lake Center II	Marlton, NJ	1	40,287	47.8%	2,216
Oct-11	Five Greentree Center	Marlton, NJ	1	165,956	92.2%	20,584
Jun-11	Three Greentree Center	Marlton, NJ	1	69,300	13.9%	5,891
	Total Office Properties Sold		7	967,360		$192,116

(1) Includes an office property with a net rentable square feet of 183,618 which we will continue to consolidate due to our continuing involvement in this property resulting from our ongoing lease for management space at this property and our 50% ownership interest in the newly formed unconsolidated real estate venture.
On October 14, 2011, we sold an undeveloped parcel of land in Dallas, Texas containing six acres of land for $0.6 million.
Properties
As of December 31, 2011, we owned 207 office properties, 20 industrial facilities and five mixed-use properties that contain an aggregate of approximately 25.2 million net rentable square feet. The properties are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas, and Oakland, Concord, Carlsbad and Rancho Bernardo, California. As of December 31, 2011, the Properties were approximately 86.5% occupied by 1,390 tenants and had an average age of approximately 19.2 years. The office properties are primarily suburban office buildings containing an average of approximately 0.1 million net rentable square feet. The industrial and mixed-use properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.
The following table sets forth information with respect to our core properties at December 31, 2011:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,380	100.0%	$9,312	$31.43
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	6,343	28.22
555 Lancaster Avenue		Radnor	PA	1973	241,687	98.6%	6,334	28.45
401 Plymouth Road		Plymouth Meeting	PA	2001	202,252	96.0%	5,015	22.88
One Radnor Corporate Center		Radnor	PA	1998	198,378	100.0%	4,997	23.86
101 West Elm Street		W. Conshohocken	PA	1999	173,827	97.8%	4,064	24.91
Five Radnor Corporate Center		Radnor	PA	1998	164,655	100.0%	4,870	32.35
Four Radnor Corporate Center		Radnor	PA	1995	164,464	100.0%	3,896	26.50
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	732	3.96
630 Allendale Road		King of Prussia	PA	2000	150,000	76.0%	2,466	25.11
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	98.0%	1,923	24.57
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	35.1%	—	—
400 Berwyn Park		Berwyn	PA	1999	124,182	95.6%	2,892	25.42
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	100.0%	2,970	27.99
Three Radnor Corporate Center		Radnor	PA	1998	119,087	100.0%	2,866	27.26

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
101 Lindenwood Drive		Malvern	PA	1988	118,121	97.1%	1,734	13.27
300 Berwyn Park		Berwyn	PA	1989	108,619	96.0%	2,050	24.17
Two Radnor Corporate Center		Radnor	PA	1998	97,936	72.9%	1,493	28.96
301 Lindenwood Drive		Malvern	PA	1984	97,813	79.8%	1,532	19.66
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,575	27.97
555 Croton Road		King of Prussia	PA	1999	96,909	95.4%	2,365	30.03
500 North Gulph Road		King Of Prussia	PA	1979	93,082	74.3%	1,227	20.01
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	82.7%	1,325	25.29
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	90.7%	1,184	14.33
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	97.2%	2,062	29.37
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	93.8%	1,369	22.32
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	80.8%	1,281	21.21
1200 Swedesford Road		Berwyn	PA	1994	86,622	93.1%	1,556	26.10
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	94.3%	1,651	23.44
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,672	21.68
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	1,984	26.47
One Progress Drive		Horsham	PA	1986	79,204	80.0%	823	6.95
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	91.0%	1,364	21.73
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	376	6.00
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	70.4%	1,066	24.91
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,507	21.83
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,608	21.39
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	100.0%	1,343	21.83
436 Creamery Way		Exton	PA	1991	72,300	100.0%	462	13.37
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	32.98
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	26.70
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	1,668	29.33
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	823	12.99
575 East Swedesford Road		Wayne	PA	1985	66,265	100.0%	1,229	26.91
429 Creamery Way		Exton	PA	1996	63,420	83.9%	564	14.52
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	62.3%	582	20.97
925 Harvest Drive		Blue Bell	PA	1990	62,957	85.9%	954	18.54
980 Harvest Drive		Blue Bell	PA	1988	62,379	71.4%	932	20.55
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	20.79
1180 Swedesford Road		Berwyn	PA	1987	60,371	100.0%	1,844	26.49
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,479	21.01
100 Berwyn Park		Berwyn	PA	1986	57,730	86.9%	867	18.68
440 Creamery Way		Exton	PA	1991	57,218	100.0%	855	16.89
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	316	7.17
565 East Swedesford Road		Wayne	PA	1984	55,456	100.0%	940	20.58
650 Park Avenue		King Of Prussia	PA	1968	54,338	92.0%	726	17.81
910 Harvest Drive		Blue Bell	PA	1990	52,611	100.0%	1,040	21.12
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	978	22.54
920 Harvest Drive		Blue Bell	PA	1990	51,875	88.9%	797	22.01
486 Thomas Jones Way		Exton	PA	1990	51,372	84.8%	648	18.22
660 Allendale Road	(f)	King of Prussia	PA	2011	50,635	100.0%	211	2.66
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,037	23.16
620 Allendale Road		King Of Prussia	PA	1961	50,000	100.0%	559	12.35
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,223	26.35
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,137	26.43

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
11 Campus Boulevard		Newtown Square	PA	1998	47,699	100.0%	1,219	26.44
456 Creamery Way		Exton	PA	1987	47,604	100.0%	407	9.51
585 East Swedesford Road		Wayne	PA	1998	43,683	100.0%	771	28.23
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	32.57
467 Creamery Way		Exton	PA	1988	42,000	100.0%	608	19.30
1336 Enterprise Drive		West Goshen	PA	1989	39,330	—%	—	—
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	418	6.00
412 Creamery Way		Exton	PA	1999	38,098	92.8%	780	21.70
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	864	24.42
457 Creamery Way		Exton	PA	1990	36,019	100.0%	389	16.19
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	456	18.27
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	794	24.48
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	30.9%	486	22.22
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	484	20.89
468 Thomas Jones Way		Exton	PA	1990	28,934	100.0%	540	18.76
1700 Paoli Pike		Malvern	PA	2000	28,000	—%	—	—
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	100.0%	416	20.78
481 John Young Way		Exton	PA	1997	19,275	100.0%	483	27.32
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	373	22.57
200 Lindenwood Drive		Malvern	PA	1984	12,600	100.0%	129	8.02
111 Arrandale Road		Exton	PA	1996	10,479	100.0%	199	21.92

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					6,970,385	92.7%	131,798	22.94

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
1717 Arch Street	(d)	Philadelphia	PA	1990	1,029,413	93.0%	16,013	21.18
2970 Market Street		Philadelphia	PA	2010	862,692	100.0%	19,543	31.03
2929 Arch Street	(d)	Philadelphia	PA	2005	730,187	100.0%	24,629	35.67
100 North 18th Street	(e)	Philadelphia	PA	1988	708,844	97.0%	20,175	32.42
130 North 18th Street		Philadelphia	PA	1989	595,041	100.0%	12,789	29.51
101 - 103 Juniper Street	(g)	Philadelphia	PA	2011	N/A	—%	—	—
2930 Chestnut Street	(d), (g)	Philadelphia	PA	2010	553,421	99.2%	76	11.17
3020 Market Street		Philadelphia	PA	1959	192,707	57.2%	905	21.23
Philadelphia Marine Center	(d), (g)	Philadelphia	PA	Various	181,900	100.0%	1,216	4.94

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					4,854,205	96.3%	95,346	26.54

METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	93.8%	8,712	33.71
13820 Sunrise Valley Drive		Herndon	VA	2007	268,240	100.0%	9,084	32.59
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,017	31.50
2291 Wood Oak Drive		Herndon	VA	1999	230,389	98.9%	2,988	21.82
1900 Gallows Road		Vienna	VA	1989	210,632	67.1%	3,283	29.49
3141 Fairview Park Drive	(h)	Falls Church	VA	1988	183,618	82.4%	4,328	28.85

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
2411 Dulles Corner Park		Herndon	VA	1990	180,510	78.4%	5,181	32.92
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	70.8%	4,648	32.30
1880 Campus Commons Drive		Reston	VA	1985	172,943	86.7%	1,721	12.97
2121 Cooperative Way		Herndon	VA	2000	161,275	80.8%	3,471	21.29
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	91.3%	3,684	24.26
8260 Greensboro Drive		McLean	VA	1980	158,961	77.4%	3,224	21.52
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,128	34.61
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	153,255	94.8%	4,095	26.37
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	46.4%	4,101	33.72
8521 Leesburg Pike		Vienna	VA	1984	150,897	61.3%	2,328	23.85
2273 Research Boulevard		Rockville	MD	1999	147,689	95.7%	4,057	29.20
2275 Research Boulevard		Rockville	MD	1990	147,650	100.0%	4,065	30.51
2201 Cooperative Way		Herndon	VA	1990	138,806	34.9%	3,062	16.09
2277 Research Boulevard		Rockville	MD	1986	137,045	100.0%	3,360	29.67
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	130,935	98.2%	3,264	27.34
11720 Beltsville Drive		Beltsville	MD	1987	128,903	58.8%	1,755	23.72
13825 Sunrise Valley Drive		Herndon	VA	1989	104,150	12.4%	304	25.32
198 Van Buren Street		Herndon	VA	1996	98,934	100.0%	3,018	34.95
196 Van Buren Street		Herndon	VA	1991	97,781	47.1%	1,819	28.20
11700 Beltsville Drive		Beltsville	MD	1981	96,843	96.3%	2,356	25.56
11710 Beltsville Drive		Beltsville	MD	1987	81,281	100.0%	1,570	20.11
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	96.6%	1,533	27.05
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	140	29.18

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					4,456,502	82.8%	104,296	27.73

NEW JERSEY/DELAWARE SEGMENT
300 Delaware Avenue		Wilmington	DE	1989	298,071	86.0%	2,954	15.89
920 North King Street		Wilmington	DE	1989	203,328	96.7%	4,232	27.46
10000 Midlantic Drive		Mt. Laurel	NJ	1990	183,147	52.6%	1,300	26.33
1009 Lenox Drive		Lawrenceville	NJ	1989	180,734	83.7%	4,136	27.70
Main Street - Plaza 1000		Voorhees	NJ	1988	162,364	31.1%	784	20.46
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,321	17.20
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	92.2%	1,899	22.55
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	92.4%	1,246	22.75
2000 Lenox Drive		Lawrenceville	NJ	2000	119,731	100.0%	2,644	26.91
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	94.9%	1,769	24.66
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	53.2%	1,440	21.98
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,907	20.74
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	46.5%	743	20.60
One Righter Parkway	(d)	Wilmington	DE	1989	104,761	82.3%	1,915	23.56
1000 Atrium Way		Mt. Laurel	NJ	1989	99,668	76.8%	1,044	23.74
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	81.5%	1,941	23.67
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	72.0%	1,190	21.37
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,183	60.6%	611	22.91
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	92.9%	898	20.48

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	84.6%	887	19.57
1200 Lenox Drive		Lawrenceville	NJ	2007	76,419	100.0%	2,077	28.81
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	86.5%	1,143	22.47
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	20.90
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	74.2%	409	22.58
6 East Clementon Road		Gibbsboro	NJ	1980	66,236	28.6%	265	17.04
100 Commerce Drive		Newark	DE	1989	62,787	54.3%	883	20.44
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	93.1%	560	16.19
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	68.9%	723	24.73
308 Harper Drive		Moorestown	NJ	1976	59,500	83.3%	542	18.96
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	88.3%	789	23.23
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	74.7%	571	20.31
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	92.6%	660	20.13
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	66.8%	468	21.62
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	100.0%	1,015	24.20
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	30.97
100 Lenox Drive		Lawrenceville	NJ	1991	50,942	100.0%	972	23.09
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	94.6%	220	4.65
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	575	22.13
Five Eves Drive		Marlton	NJ	1986	45,564	95.0%	687	16.98
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	100.0%	655	24.24
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	494	21.91
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	84.7%	358	17.06
Two Eves Drive		Marlton	NJ	1987	37,532	96.6%	396	16.39
304 Harper Drive		Moorestown	NJ	1975	32,978	97.4%	450	22.38
Main Street - Promenade		Voorhees	NJ	1988	31,445	83.8%	225	10.85
Four B Eves Drive		Marlton	NJ	1987	27,011	100.0%	406	17.14
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	65.1%	184	18.44
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	100.0%	268	15.25
Four A Eves Drive		Marlton	NJ	1987	24,687	82.2%	313	16.76
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	111	4.58
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	162	7.79
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	70.5%	189	17.80
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	88.9%	162	18.02
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	24	5.00
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	174	56.41
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	—	—

SUBTOTAL - NEW JERSEY/DELAWARE SEGMENT					4,198,084	81.6%	56,647	21.49

RICHMOND, VA SEGMENT
300 Arboretum Place		Richmond	VA	1988	212,228	95.2%	3,622	18.61
6800 Paragon Place		Richmond	VA	1986	144,813	78.6%	2,216	19.18
6802 Paragon Place		Richmond	VA	1989	143,784	89.3%	2,202	12.83
7501 Boulders View Drive		Richmond	VA	1990	136,641	91.7%	1,977	11.28
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	678	6.66
2100-2116 West Laburnam Avenue		Richmond	VA	1976	128,337	100.0%	1,804	15.26
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	1,953	16.38

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
1025 Boulders Parkway		Richmond	VA	1994	93,143	68.3%	1,485	18.71
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,860	89.9%	395	6.75
7401 Beaufont Springs Drive		Richmond	VA	1998	82,706	66.2%	883	8.56
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	100.0%	1,396	21.14
100 Gateway Centre Parkway		Richmond	VA	2001	74,991	72.0%	568	17.23
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,755	25.85
9011 Arboretum Parkway		Richmond	VA	1991	73,183	79.4%	886	18.76
4870 Sadler Road		Glen Allen	VA	2000	63,832	100.0%	1,061	20.99
4880 Sadler Road		Glen Allen	VA	1998	62,664	100.0%	958	20.28
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,867	100.0%	730	19.80
9100 Arboretum Parkway		Richmond	VA	1988	58,445	74.6%	777	18.34
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	878	11.63
4364 South Alston Avenue		Durham	NC	1985	56,601	62.6%	902	15.95
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	308	8.00
9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	737	16.49
9210 Arboretum Parkway		Richmond	VA	1988	48,012	64.0%	571	13.90
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	94.7%	319	9.22
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	273	8.08
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	89.8%	186	7.61
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	70.8%	210	8.01
2256 Dabney Road	(f)	Richmond	VA	1982	33,413	100.0%	232	8.85
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	284	9.72
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	286	9.52
9211 Arboretum Parkway		Richmond	VA	1991	30,791	83.0%	86	11.47
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	100.0%	190	8.63
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	100.0%	186	9.35
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	100.0%	132	8.29
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	133	9.61

SUBTOTAL - RICHMOND, VA SEGMENT					2,489,745	90.1%	31,259	14.45

AUSTIN, TX
1250 Capital of Texas Highway South		Austin	TX	1984	270,711	98.4%	3,278	22.81
1301 Mopac Expressway		Austin	TX	2001	222,580	100.0%	4,091	28.53
3711 South Mopac Expressway		Austin	TX	2007	205,195	100.0%	3,720	29.1
1601 Mopac Expressway		Austin	TX	2000	195,639	100.0%	2,657	19.56
1501 South Mopac Expressway		Austin	TX	1999	195,324	100.0%	2,581	23.79
1221 Mopac Expressway		Austin	TX	2001	173,302	100.0%	2,947	11.19

SUBTOTAL - AUSTIN, TX					1,262,751	99.7%	19,274	23.00

CALIFORNIA
155 Grand Avenue		Oakland	CA	1990	200,996	75.9%	4,736	36.25
2 Kaiser Land	(g)	Oakland	CA	N/A	—	—%	—	—
Oakland Lot B	(g)	Oakland	CA	N/A	—	—%	—	—
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	4,204	23.26
1200 Concord Avenue		Concord	CA	1984	175,103	99.6%	4,436	24.71

	Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2011 (a)	Total Base Rent for the Twelve Months Ended December 31, 2011 (b) (000's)	Average Annualized Rental Rate as of December 31, 2011 (c)
5780 & 5790 Fleet Street	Carlsbad	CA	1999	121,381	81.4%	2,485	26.13
5900 & 5950 La Place Court	Carlsbad	CA	1988	80,506	38.4%	643	18.1
16870 West Bernardo Drive	Rancho Bernardo	CA	2002	68,708	96.1%	1,447	29.33
5963 La Place Court	Carlsbad	CA	1987	61,587	68.0%	650	13.75
2035 Corte Del Nogal	Carlsbad	CA	1991	53,982	76.5%	760	19.01
5973 Avenida Encinas	Carlsbad	CA	1986	51,695	88.3%	1,046	23.6

SUBTOTAL - CALIFORNIA				989,111	83.6%	20,407	25.93

TOTAL CORE PORTFOLIO				25,220,783	89.5%	$459,027	$23.46

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2011 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2011 represents base rents earned during such period, excluding tenant reimbursements and deferred market rent adjustments, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)
“Average Annualized Rental Rate” is calculated by taking: (i) for office leases written on a triple net basis, the sum of the annualized base rent utilizing contractual rental rates pursuant to executed leases as of December 31, 2011 exclusive of concessions and abatements plus the prorata 2011 budgeted operating expense reimbursements excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized base rent utilizing contractual rental rates pursuant to executed leases as of December 31, 2011 exclusive of concessions and abatements, and dividing the sum of such amounts by the total square footage occupied as of December 31, 2011.

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

(h)
We contributed this property to an unconsolidated real estate venture, however, we will continue to consolidate this property due to our continuing involvement resulting from our ongoing lease of space, and our 50% ownership interest in the venture. Please see Note 3 to the consolidated financial financial statements for additional information.

The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2011 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2011 (b)	81	159,562	$3,025,094	$18.96	0.5%	0.5%
2012	281	2,035,560	51,922,219	25.51	8.9%	9.4%
2013	249	2,193,966	50,830,854	23.17	8.8%	18.2%
2014	219	2,453,387	63,231,149	25.77	10.9%	29.1%
2015	197	2,460,559	61,163,813	24.86	10.5%	39.6%
2016	206	1,930,564	50,764,099	26.29	8.7%	48.3%
2017	167	2,713,200	76,061,255	28.03	13.1%	61.4%
2018	81	1,545,754	46,396,684	30.02	8.0%	69.4%
2019	58	1,122,558	38,259,447	34.08	6.6%	76.0%
2020	30	866,007	22,231,381	25.67	3.8%	79.8%
2021	37	1,137,800	29,508,128	25.93	5.1%	84.9%
2022 and thereafter	46	3,199,520	86,770,054	27.12	15.0%	100.0%
	1,652	21,818,437	$580,164,177	$26.59	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)
Relates to existing month-to-month tenancy leases and to expired leases that we executed, which converted to month-to-month tenancies until a written notice to vacate is provided by us or a new lease agreement is agreed upon with the tenant.

At December 31, 2011, our Properties were leased to 1,390 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2011:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Aggregate Leased Square Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
General Services Administration — U.S. Govt.	17	192	1,547,532	7.1%	$34,371	6.9%
Northrop Grumman Corporation	5	48	471,005	2.2%	14,887	3.0%
Pepper Hamilton LLP	2	36	312,336	1.4%	11,971	2.4%
Lockheed Martin	9	22	556,584	2.6%	10,366	2.1%
Wells Fargo Bank, N.A.	11	63	439,687	2.0%	10,260	2.1%
Time Warner Cable, Inc.	1	91	266,899	1.2%	8,709	1.8%
KPMG, LLP	2	33	241,828	1.1%	7,715	1.6%
Dechert LLP	1	94	218,565	1.0%	7,468	1.5%
Lincoln National Management Co.	1	103	193,626	0.9%	6,315	1.3%
Drinker Biddle & Reath LLP	1	30	209,584	1.0%	6,034	1.2%
Blank Rome LLP	1	121	236,903	1.1%	6,012	1.2%
Marsh & McLennan Companies, Inc.	3	16	177,199	0.8%	5,331	1.1%
Deltek Systems, Inc.	1	128	157,911	0.7%	4,974	1.0%
Hewlett Packard	2	54	141,339	0.6%	4,128	0.8%
Freescale Semiconductor, Inc.	1	20	144,438	0.7%	3,826	0.8%
Intel Corporation	1	13	164,061	0.8%	3,782	0.8%
Woodcock Washburn, LLP	1	120	109,323	0.5%	3,736	0.8%
Computer Sciences	4	31	202,992	0.9%	3,715	0.8%
VWR Management Services LLC	1	156	149,858	0.7%	3,708	0.7%
AT&T	3	90	108,583	0.5%	3,361	0.7%
Consolidated Total/Weighted Average	68	94	6,050,253	27.8%	$160,669	32.6%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2011 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures
As of December 31, 2011, we had an aggregate investment (net of returns of investment) of approximately $115.8 million in 18 unconsolidated Real Estate Ventures. We formed these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of December 31, 2011, 15 of the Real Estate Ventures owned 52 office buildings that contain an aggregate of approximately 6.7 million net rentable square feet, two Real Estate Ventures owned four acres of undeveloped land, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
We account for our investments in these Real Estate Ventures using the equity method. Our ownership interests range from 20% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures. Our investments, initially recorded at cost, are subsequently adjusted for our share of the Real Estate Ventures’ income or loss and contributions to capital and distributions, unless we have no intent or obligation to fund losses in which case our investment would not go below zero.

On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We funded the cost of this acquisition through an advance under our unsecured credit facility and with available corporate funds. We thereafter contributed the acquired property into 1919 Ventures in return for a 50% general partner interest in the venture. Our general partner contributed cash for general partner interest. 1919 Ventures is evaluating a mixed-use development at the parcel.

On December 20, 2011, we formed a joint venture with Current Creek, a wholly-owned subsidiary of Allstate Insurance Company. We and Current Creek each own a 50% interest in the Venture. The Venture owns three office properties, which we contributed to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland.
As of December 31, 2011, we had guaranteed repayment of approximately $0.7 million of loans on behalf of the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for the Class A units of the Operating Partnership, nor was there a trading market for the Class F (2010) units of the Operating Partnership, which were outstanding between August 5, 2010 and December 23, 2011, and were held by a single holder during this period. On February 17, 2012, there were 736 holders of record of our common shares and 39 holders of record of the Class A units (in addition to Brandywine Realty Trust). On February 23, 2012, the last reported sales price of the common shares on the NYSE was $11.02. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Paid During Quarter
First Quarter 2010	$12.90	$10.29	$0.15
Second Quarter 2010	$13.36	$10.75	$0.15
Third Quarter 2010	$12.62	$10.00	$0.15
Fourth Quarter 2010	$12.99	$10.22	$0.15
First Quarter 2011	$12.32	$11.09	$0.15
Second Quarter 2011	$12.76	$11.06	$0.15
Third Quarter 2011	$12.34	$7.88	$0.15
Fourth Quarter 2011	$9.63	$7.09	$0.15
For each quarter in 2011 and 2010, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
On December 13, 2011, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 19, 2012. Our Board of Trustees has adopted a dividend policy designed to match our distributions to our projected, normalized taxable income for 2012.
On June 30, 2011, we filed with the NYSE our annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that we were in compliance with all of the listing standards of the NYSE.
The following table provides information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,599,672	$14.50	5,789,202
Equity compensation plans not approved by security holders	—	—	—
Total	3,599,672	$14.50	5,789,202

(1)
Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to adoption of the 1997 Plan. In June 2010, our shareholders approved amendments to the 1997 Plan. The amendments, among other things, increased the number of common shares available for awards under the 1997 Plan by 6,000,000 (of which 3,600,000 were made available solely for awards of options and share appreciation rights).

The following table presents information related to our common share repurchases during the year ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Shares that May Yet Be Purchased Under the Plans or Programs (a)
				(in thousands)
January 1 to January 31	10,485	(b)	$11.53	539,200
February 1 to February 28	—			539,200
March 1 to March 31	27,083	(b)	11.81	539,200
April 1 to April 31	47,999	(b)	11.82	539,200
May 1 to May 31	—			539,200
June 1 to June 30	—			539,200
July 1 to July 31	—			539,200
August 1 to August 31	—			539,200
September 1 to September 31	—			539,200
October 1 to October 31	—			539,200
November 1 to November 31	—			539,200
December 1 to December 31	—			539,200
Total	85,567

(a)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

(b)
Represents common shares cancelled by the Parent Company upon vesting of restricted common shares previously awarded to Company employees in satisfaction of tax withholding obligations. Such shares do not reduce the total number of shares that remain available to be purchased under the share repurchase program.

SHARE PERFORMANCE GRAPH
The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2006 and ending December 31, 2011.

	Year Ended
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Brandywine Realty Trust	100.00	57.23	27.38	44.63	48.03	41.53
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10

Item 6.	Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2007, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations.

Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2011 (a,b)	2010 (b)	2009 (a,b)	2008 (a,b)	2007 (b)
Operating Results
Total revenue	$581,805	$559,956	$567,920	$573,596	$588,768
Income (loss) from continuing operations	(13,232)	(31,276)	3,588	(2,465)	5,243
Net income (loss)	(4,715)	(17,606)	8,089	38,525	55,335
Income (loss) allocated to Common Shares	(12,996)	(25,578)	(245)	28,462	44,124
Loss from continuing operations per Common Share
Basic	$(0.16)	$(0.29)	$(0.04)	$(0.13)	$(0.05)
Diluted	$(0.16)	$(0.29)	$(0.04)	$(0.13)	$(0.05)
Earnings (loss) per Common Share
Basic	$(0.10)	$(0.19)	$—	$0.32	$0.50
Diluted	$(0.10)	$(0.19)	$—	$0.32	$0.50
Cash distributions paid per Common Share	$0.60	$0.60	$0.60	$1.76	$1.76
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,061,461	$4,201,410	$4,164,992	$4,191,367	$4,657,333
Total assets	4,557,718	4,690,378	4,663,750	4,742,619	5,213,968
Total indebtedness	2,393,995	2,430,446	2,454,577	2,741,495	3,081,949
Total liabilities	2,668,022	2,712,604	2,742,010	3,020,121	3,363,759
Noncontrolling interest	33,105	128,272	38,308	52,961	84,076
Brandywine Realty Trust’s equity	1,856,591	1,849,502	1,883,432	1,669,537	1,766,133
Other Data
Cash flows from:
Operating activities	179,015	185,127	220,405	233,867	224,805
Investing activities	(47,931)	(171,936)	(102,549)	164,046	39,162
Financing activities	(147,239)	1,807	(120,213)	(399,589)	(283,746)
Property Data
Number of properties owned at year end	232	233	245	248	257
Net rentable square feet owned at year end	25,221	25,633	25,563	26,257	28,888

(a)
During 2011, we recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue by $0.5 million during the current year and in the understatement of total revenue by $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. Because this error was not material to prior years' consolidated financial statements and the impact of recording the error in the current year is not material to our consolidated financial statements, we recorded the related adjustment in the current year.

(b)
The consolidated statement of operations during 2011 also contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. Our recognition of this expense in 2011 resulted in the overstatement of depreciation and amortization expense by $4.7 million million in 2011. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to our consolidated financial statements, we recorded the related adjustment during the current year.

Brandywine Operating Partnership, L.P.
(in thousands, except per common partnership unit data and number of properties)

Year Ended December 31,	2011 (a,b)	2010 (b)	2009 (a,b)	2008 (a,b)	2007 (b)
Operating Results
Total revenue	$581,805	$559,956	$567,920	$573,596	$588,768
Income (loss) from continuing operations	(13,232)	(31,276)	3,588	(2,465)	5,243
Net income (loss)	(4,715)	(17,606)	8,089	38,525	55,335
Loss from continuing operations per Common Partnership Unit
Basic	$(0.15)	$(0.29)	$(0.04)	$(0.13)	$(0.05)
Diluted	$(0.15)	$(0.29)	$(0.04)	$(0.13)	$(0.05)
Earnings (loss) per Common Partnership Units
Basic	$(0.09)	$(0.19)	$—	$0.32	$0.50
Diluted	$(0.09)	$(0.19)	$—	$0.32	$0.50
Cash distributions paid per Common Partnership Unit	$0.60	$0.60	$0.60	$1.76	$1.76
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$4,061,461	$4,201,410	$4,164,992	$4,191,367	$4,657,333
Total assets	4,557,718	4,690,378	4,663,750	4,742,619	5,213,968
Total indebtedness	2,393,995	2,430,446	2,454,577	2,741,495	3,081,949
Total liabilities	2,668,022	2,712,604	2,742,010	3,020,121	3,363,759
Redeemable limited partnership units	38,370	132,855	44,620	54,166	90,151
Non-controlling interest	—	—	65	—	28
Brandywine Operating Partnership’s equity	1,851,326	1,844,919	1,877,055	1,668,332	1,760,030
Other Data
Cash flows from:
Operating activities	179,015	185,127	220,405	233,867	224,805
Investing activities	(47,931)	(171,936)	(102,549)	164,046	39,162
Financing activities	(147,239)	1,807	(120,213)	(399,589)	(283,746)
Property Data
Number of properties owned at year end	232	233	245	248	257
Net rentable square feet owned at year end	25,221	25,663	25,563	26,257	28,888

(a)
During 2011, we recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue by $0.5 million during the current year and in the understatement of total revenue by $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. Because this error was not material to prior years' consolidated financial statements and the impact of recording the error in the current year is not material to our consolidated financial statements, we recorded the related adjustment in the current year.

(b)
The consolidated statement of operations during 2011 also contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. Our recognition of this expense in 2011 resulted in the overstatement of depreciation and amortization expense by $4.7 million million in 2011. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As this error was not material to prior years' consolidated financial statements and the impact of recording the error in the current year is not material to our consolidated financial statements, we recorded the related adjustment during the current year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

OVERVIEW
As of December 31, 2011, we manage our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
In the U.S., market and economic conditions have been challenging, characterized by tighter credit conditions and slower growth. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
Real Estate Asset Valuation
General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Significantly challenging economic conditions in the U.S., declining demand for leased office, mixed use, or industrial properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our properties and related tenant improvements. If we were required under GAAP to write down the carrying value of any of our properties to the lower of cost or fair value due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.
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
Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We are not currently proceeding on any development or redevelopment activity, although, we are, in the ordinary course of business, evaluating development and redevelopment opportunities. We believe that a portion of our future potential growth will continue to come from the developed or redeveloped properties that we recently placed in service once current economic conditions normalize. However, we anticipate that the general economic conditions and the resulting impact on conditions in our core markets will delay timing and reduce the scope of our development program in the near future.
Financial and Operating Performance
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
Volatile economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with a sluggish economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase, and rental rates may decline, through 2012 and possibly beyond as the current economic climate negatively impacts tenants.

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
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at December 31, 2011 was 86.5%.
The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2011:

Year ended
December 31, 2011

Leasing Activity:
Total net rentable square feet owned (1)	25,220,783
Occupancy percentage (end of period)	86.5%
Average occupancy percentage	85.3%
New leases and expansions commenced (square feet)	2,031,215
Leases renewed (square feet)	2,044,519
Net absorption (square feet) (2)	300,556
Percentage change in rental rates per square feet (3):
New and expansion rental rates	0.2%
Renewal rental rates	(1.9)%

Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.94
Tenant Improvements (per square feet)	$15.44

(1) For each period, includes all properties in the core portfolio (i.e. not under development or redevelopment), including properties that were sold during these periods.
(2) Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3) Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4) Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:
We are subject to the risks that tenant leases, upon expiration, are not renewed, that space may not be relet; and that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 9.5% of our aggregate final annualized base rents as of December 31, 2011 (representing approximately 8.7% of the net rentable square feet of the properties) expire without penalty in 2012. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2011 was 65.2%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.5 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2011 compared to $15.2 million or 12.0% of total receivables (including accrued rent receivable) as of December 31, 2010.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
At December 31, 2011, we were completing the lease-up of four recently completed developments, aggregating 0.7 million square feet, for which we expect to spend an additional $8.5 million in 2012. We are actively marketing space at these projects to prospective tenants but can provide no assurance as to the timing or terms of any leases of space at these projects.
As of December 31, 2011, we owned approximately 444 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We have entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an extension of the development period cannot be negotiated, we will write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of December 31, 2011.

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
We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs which we control through our general partner status, but in which the limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We continuously assess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, including if certain events occur that are likely to cause a change in original determinations.
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
Impairment of Long-Lived Assets
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Operating properties are also evaluated if they have been identified for potential sale. No impairment was determined; however, if actual cash flows or the estimated holding periods change, an impairment could be recorded in the future and it could be material. Although our strategy is generally to hold our properties over the long-term, we will dispose of properties to meet our liquidity needs or for other strategic needs. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If we determine that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair-value.
Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale. At December 31, 2011, we performed an impairment assessment of our land holdings as management determined that a sale scenario was the most likely source of future cash flows for certain of the land parcels aggregating to total cost of $12.2 million which is included in land inventory. This impairment assessment required management to estimate the expected proceeds from sale at some point in the future, to determine whether an impairment was indicated. This estimate requires significant judgment. If our expectations as to the expected sales proceeds, or timing of the anticipated sale change based on market conditions or otherwise, our evaluation of impairment could be different and such differences could be material to the operations of the Company.
During our impairment review for 2011 and 2010, we determined that no impairment charges were necessary.
We also entered into development agreements related to our two parcels of land under option for ground lease that require us to commence development by December 31, 2012. If we determine that we will not be able to start the construction by the date specified, or if we determine development is not in our best economic interest and an extension of the development period cannot be negotiated, we will have to write off all costs that we have incurred in preparing these parcels of land for development amounting to $7.7 million as of December 31, 2011.
Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the Parent Company may elect to treat one or more of its subsidiaries as REITs. In order to continue to qualify as a REIT, the Parent Company and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to their stockholders and meet certain tests regarding the nature of its income and assets. As REITs, the Parent Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of their income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. The Parent Company and its REIT subsidiaries, if any, intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Parent Company or one of its REIT subsidiaries were to fail to meet these requirements, they would be subject to federal income tax.
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
The Operating Partnership may elect to treat one or several of its subsidiaries as REITs under Sections 856 through 860 of the Code. Each subsidiary REIT has met or intends to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Code, and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009. We believe that the presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less operating expenses, real estate taxes and third party management expenses. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net loss.
Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 223 properties containing an aggregate of approximately 22.2 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2010 and owned through December 31, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2010 or disposed of prior to December 31, 2011. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2011 and 2010) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2011 and 2010 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Comparison of twelve-months ended December 31, 2011 to the twelve-months ended December 31, 2010:

	Same Store Property Portfolio			Acquired/Completed Properties		Other/ (Eliminations) (a)		Total Portfolio
(dollars in thousands)	2011	2010	Increase/ (Decrease)	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)
Revenue:
Cash rents	$400,969	$417,100	$(16,131)	$45,076	$15,003	$8,823	$9,294	$454,868	$441,397	$13,471
Straight-line rents	15,840	11,152	$4,688	3,923	2,197	524	402	20,287	13,751	6,536
Above/below market rent amortization	5,345	5,898	$(553)	(41)	(102)	141	157	5,445	5,953	(508)
Total rents	422,154	434,150	(11,996)	48,958	17,098	9,488	9,853	480,600	461,101	19,499
Tenant reimbursements	70,818	73,321	(2,503)	9,781	3,194	637	624	81,236	77,139	4,097
Termination fees	2,993	5,471	(2,478)	—	105	—	—	2,993	5,576	(2,583)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	11,536	11,830	11,536	11,830	(294)
Other	3,093	2,703	390	426	60	1,921	1,547	5,440	4,310	1,130
Total revenue	499,058	515,645	(16,587)	59,165	20,457	23,582	23,854	581,805	559,956	21,849
Property operating expenses	160,370	166,110	(5,740)	18,387	6,774	(6,766)	(4,973)	171,991	167,911	4,080
Real estate taxes	49,805	49,639	166	4,785	2,166	1,640	1,759	56,230	53,564	2,666
Third party management expenses	—	—	—	—	—	5,590	5,866	5,590	5,866	(276)
Net Operating Income	288,883	299,896	(11,013)	35,993	11,517	23,118	21,202	347,994	332,615	15,379
General & administrative expenses	—	1	(1)	612	304	23,990	23,001	24,602	23,306	1,296
Depreciation and amortization	183,729	189,341	(5,612)	26,861	11,567	7,090	9,684	217,680	210,592	7,088
Operating Income (loss)	$105,154	$110,554	$(5,400)	$8,520	$(354)	$(7,962)	$(11,483)	$105,712	$98,717	$6,995
Number of properties	223	223		9	9			232	232
Square feet	22,207	22,207		3,014	3,014			25,221	25,221
Other Income (Expense):
Interest income								1,813	3,222	(1,409)
Historic tax credit transaction income								12,026	—	12,026
Interest expense								(131,405)	(132,640)	1,235
Interest expense — Deferred financing costs								(4,991)	(3,770)	(1,221)
Equity in income of real estate ventures								3,775	5,305	(1,530)
Net gain on sale of interests in real estate								2,791	—	2,791
Net gain on sale of undepreciated real estate								45	—	45
Loss on real estate venture formation								(222)	—	(222)
Gain (loss) on early extinguishment of debt								(2,776)	(2,110)	(666)
Loss from continuing operations								(13,232)	(31,276)	18,044
Income from discontinued operations								8,517	13,670	(5,153)
Net Loss								$(4,715)	$(17,606)	$12,891
Loss per common share								$(0.10)	$(0.19)	$0.09
EXPLANATORY NOTES

(a)
- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. This also includes two properties that were contributed to an unconsolidated real estate venture in which the Company has a 50% ownership interest (see Note 3 for additional information).

Total Revenue
Cash rents from the Total Portfolio increased by $13.5 million from 2010 to 2011, primarily reflecting:

•
increase of $30.1 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, the acquisition of Overlook I and II during the first quarter of 2011, the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during the third quarter of 2011; and

•
offsetting decrease of $16.6 million of rental income at the same store and corporate-level portfolio's as a result of declining renewal rates and the commencement of leases with free rent periods during 2011 compared to 2010.

Straight-line rents increased by $6.5 million due to the aforementioned properties that were acquired and placed in service in 2011 and also due to leases that commenced during 2011 with free rent periods at our same store properties.
Tenant reimbursements increased by $4.1 million from 2010 to 2011 primarily due to $6.6 million of additional reimbursements from the aforementioned properties that were acquired and placed in service during 2011. These increases were offset by a $2.5 million decrease in tenant reimbursements in our same store portfolio resulting from decreases in property operating expenses at our same store portfolio. These changes in tenant reimbursements are consistent with the changes in property operating expenses and real estate taxes.
Termination fees at the Total Portfolio decreased by $2.6 million from 2010 to 2011 mainly due to timing and volume of tenant move-outs during 2011.
Other Income
Other Income increased by $1.1 million mainly as a result of the expiration of a third party purchase option on a parcel of land in the Pennsylvania suburbs that was entered into during March of 2007. Upon expiration of this purchase option, we recognized the value of the option as other income.
Property Operating Expenses

Property operating expenses at the Total Portfolio increased by $4.1 million, mainly due to $11.6 million of additional expenses from the aforementioned properties that we acquired and placed in service during 2011. This increase was offset by the decreases in repairs and maintenance costs of $4.5 million, utilities costs of $1.2 million, and bad debt expense of $2.0 million during 2011 compared to 2010 within our same store portfolio. The reduction in repairs and maintenance costs are a result of contract negotiations that took place across our portfolio during 2011. The reduction in utilities costs reflects our entry in 2011 into two year contracts at lower prices within our Pennsylvania and New Jersey portfolios. Bad debt expense decreased as a result of fewer early lease terminations during 2011 compared to 2010 with such terminations requiring the write off to bad debt expense of any remaining straight line receivable balances.
Real Estate Taxes

Real estate taxes increased by $2.7 million, mainly due to additional real estate taxes from the aforementioned properties that we acquired and placed into service during 2011.
General & Administrative Expenses
General and Administrative Expense increased by $1.3 million primarily due to:

•	an increase of $0.8 million in benefits claims expense as a result of more insurance claims being made compared to the prior year; and

•	a decrease in capitalized salaries of $0.8 million due to less construction activity compared to the prior year

These increases were offset by a decrease of $0.3 million in various corporate level expenses during 2011, none of which were individually significant.
Depreciation and Amortization Expense
Depreciation and amortization increased by $7.1 million from 2010 to 2011, primarily due to the additional $15.3 million of depreciation and amortization expense from the aforementioned properties that we acquired and placed into service during 2011.

We also recorded $4.7 million of an out of period depreciation and amortization expense adjustment during the second quarter of 2011 for intangible assets representing tenant relationships and in-place leases that should have been written off in prior years (see Note 2 to the consolidated financial statements). These increases were offset by $12.9 million in expense decreases related to asset write-offs related to early move-outs and fully amortized assets in 2010, without comparable expenses in 2011.

Interest Income

Interest income decreased by $1.4 million, primarily due to our receipt during the third quarter of 2010 of the repayment of the $40.0 million purchase money mortgage note that we extended to the buyer of our properties in Oakland, California in October 2008.

Historic tax credit transaction income

During the third quarter of 2011, we recognized $12.0 million of income related to our historic tax credit financing. We expect to recognize approximately the same amount of income each year over the remaining four year tax credit recapture period as defined in the Code. See Note 16 to the consolidated financial statements for additional details of our historic tax credit transaction.
Interest Expense

The decrease in interest expense of $1.2 million is primarily due to the following:

•	decrease of $10.6 million related to our $300.0 million 5.625% Guaranteed Notes that matured during December of 2010;

•	decrease of $7.5 million as a result of our prior year hedges maturing during the fourth quarter of 2010;

•	decrease of $2.0 million related to the repurchase of our $345.0 million 3.875% Guaranteed exchangeable notes;

•	decrease of $1.1 million in mortgage interest expense which is directly related to the $199.8 million decrease in mortgage indebtedness during the year ended December 31, 2011; and,

•
decrease of $1.3 million resulting from our buybacks of unsecured notes during 2011. The details of various repurchases made during 2011 are noted in "Gain (loss) on early extinguishment of debt" section below.

The decrease of $22.5 million in interest expense described above was offset by the following increases in interest expense during 2011 compared to 2010:

•	increase of $12.3 million related our issuance in April 2011 of $325.0 million 4.950% Guaranteed Notes due 2018;

•	decrease of $8.4 million of capitalized interest expense as a result of lower development activity during 2011;

•	increase of $0.3 million related to the Historic Tax Credit interest accretion. We accrete interest related to the preferred return due to our partner in the Philadelphia IRS Campus transaction; and,

•	increase of $0.3 million of interest on our Credit Facility due to a higher outstanding balance during 2011 compared to 2010.

Interest Expense - Amortization of Deferred Financing Costs

The increase in amortization of deferred financing costs of $1.2 million is mainly attributable to the acceleration of $0.8 million of deferred financing costs in connection with the mortgage debt prepayments we made during 2011. The remainder of the increase is due to the closing of the forward financing on the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010.
Equity in income of real estate ventures
The decrease in equity in income of real estate ventures of $1.5 million is primarily due to lower net income at the real estate venture properties during 2011 compared to 2010 and the recognition of $0.5 million of acquisition costs related to a real estate venture formed during the fourth quarter of 2011. These decreases were offset by $0.6 million of income from the sale of a building to one of the unconsolidated real estate ventures and by $0.5 million of preferred returns from the two unconsolidated real estate ventures in which we acquired a 25% interest during the third quarter of 2010 (see Note 4 of the notes to the consolidated financial statements for details of these two transactions).
Net gain on sales of interest in real estate
During the year ended December 31, 2011, we recognized a $2.8 million net gain upon the sale of the remaining 11% ownership interest in three properties that we partially sold to one of our unconsolidated Real Estate Ventures in December 2007. We had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, we exercised the put/call which then transferred full ownership in the three properties to the Real Estate Venture. Accordingly, our direct continuing involvement through our 11% interest in the properties ceased as a result of the transfer of the ownership interest.
Gain (loss) on early extinguishment of debt

During 2011, we repurchased (i) $23.7 million of our 5.750% Guaranteed Notes due 2012 and (ii) $22.7 million of our 7.500% Guaranteed Notes due 2015, which resulted in a net loss on early extinguishment of debt of $3.3 million. The loss was offset by the write-off of the unamortized fixed-rate debt premium of $0.5 million related to the prepayment of two of our mortgage loans during 2011.
During 2010, we repurchased (i) $68.1 million of our $345.0 million 3.875% Exchangeable Notes, (ii) $1.9 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $2.2 million. The net loss was offset by a gain from the write-off of the remaining premium on the Plymouth Meeting Executive Campus ("PMEC") note at the time of pay-off of $0.1 million resulting in an aggregate net loss on early extinguishment of debt of $2.1 million.
Discontinued Operations
During 2011, we sold three properties in Marlton, New Jersey, and one property in Exton, PA. These properties had total revenues of $5.0 million, operating expense of $2.3 million and $1.4 million of depreciation and amortization expense. We recognized a gain on sale of these properties of $7.3 million.
The amounts for the year ended December 31, 2010 are reclassified to include the operations of the properties sold during the twelve months period ended December 31, 2011, as well as all properties that were sold through the year ended December 31, 2010. Therefore, the discontinued operations amount for the twelve-month period ended December 31, 2010 includes total revenue of $13.3 million, operating expenses of $6.4 million and depreciation and amortization expense of $4.2 million.
Net Loss
Net loss decreased by $12.9 million from the twelve-month period ended December 31, 2010 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Such charges can be expected to continue until lease intangibles are fully amortized. These intangibles are amortizing over the related lease terms or estimated duration of the tenant relationship.
Loss per Common Share
Loss per share (basic and diluted) was $(0.10) for the twelve-month period ended December 31, 2011 as compared to loss per share of $(0.19) for the twelve-month period ended December 31, 2010 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to issuances pursuant to the Offering Program in 2011 and the redemption of 7.1 million of redeemable limited partnership units in exchange for our common shares (see Notes 12 and 13 for additional information).

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 223 properties containing an aggregate of approximately 22.3 million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2010 and 2009. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2009 and owned through December 31, 2010. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2009 or disposed prior to December 31, 2010.This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2010 and 2009) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2010 and 2009 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust and Brandywine Operating Partnership.

Comparison of twelve-months ended December 31, 2010 to the twelve-months ended December 31, 2009:

	Same Store Property Portfolio			Acquired/Completed Properties		Development/Redevelopment Properties (a)		Other/ (Eliminations) (b)		Total Portfolio
(dollars in thousands)	2010	2009	Increase/ (Decrease)	2010	2009	2010	2009	2010	2009	2010	2009	Increase/ (Decrease)
Revenue:
Cash rents	$425,787	$439,381	$(13,594)	$13,665	$9,202	$9,626	$3,985	$(2,544)	$4,839	$446,534	$457,407	$(10,873)
Straight-line rents	10,595	7,995	$2,600	1,954	810	1,125	(146)	—	33	13,674	8,692	4,982
Above/below market rent amortization	5,574	6,542	$(968)	417	508	—	(379)	—	—	5,991	6,671	(680)
Total rents	441,956	453,918	(11,962)	16,036	10,520	10,751	3,460	(2,544)	4,872	466,199	472,770	(6,571)
Tenant reimbursements	72,762	74,023	(1,261)	3,359	2,197	2,260	557	393	1,420	78,774	78,197	577
Termination fees	5,553	2,387	3,166	107	—	106	1,214	—	—	5,766	3,601	2,165
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	11,830	17,151	11,830	17,151	(5,321)
Other	2,555	1,913	642	539	188	15	125	1,219	1,113	4,328	3,339	989
Total revenue	522,826	532,241	(9,415)	20,041	12,905	13,132	5,356	10,898	24,556	566,897	575,058	(8,161)
Property operating expenses	165,283	160,917	4,366	9,853	5,927	3,137	1,813	(8,122)	(3,486)	170,151	165,171	4,980
Real estate taxes	50,189	54,074	(3,885)	2,840	1,235	550	526	865	1,258	54,444	57,093	(2,649)
Third party management expenses	—	—	—	—	—	—	—	5,866	7,996	5,866	7,996	(2,130)
Net Operating Income	307,354	317,250	(9,896)	7,348	5,743	9,445	3,017	12,289	18,788	336,436	344,798	(8,362)
General & administrative expenses	1	—	1	281	—	23	—	23,001	20,821	23,306	20,821	2,485
Depreciation and amortization	191,040	188,776	2,264	11,535	7,457	5,089	3,741	5,111	5,889	212,775	205,863	6,912
Operating Income (loss)	$116,313	$128,474	$(12,161)	$(4,468)	$(1,714)	$4,333	$(724)	$(15,823)	$(7,922)	$100,355	$118,114	$(17,759)
Number of properties	223	223		6	6	4	4			233	233
Square feet	22,282	22,282		1,734	1,734	1,618	1,618			25,634	25,634
Other Income (Expense):
Interest income										3,222	2,499	723
Interest expense										(132,640)	(135,740)	3,100
Interest expense — Deferred financing costs										(3,770)	(5,864)	2,094
Recognized hedge activity										—	(916)	916
Equity in income of real estate ventures										5,305	4,069	1,236
Gain on early extinguishment of debt										(2,110)	23,177	(25,287)
Income (loss) from continuing operations										(29,638)	5,339	(34,977)
Income from discontinued operations										12,032	2,750	9,282
Net Income (Loss)										$(17,606)	$8,089	$(25,695)
Earnings (Loss) per common share										$(0.19)	$—	$(0.19)
EXPLANATORY NOTES

(a)	- Results include: two developments and two redevelopment properties.

(b)	- Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.
Total Revenue
Cash rents from the Total Portfolio decreased by $10.9 million from 2009 to 2010, primarily reflecting:

•	decrease of $13.6 million of rental income at the same store portfolio as a result of the decrease in same store occupancy of 320 basis points;

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
Tenant reimbursements increased by $0.6 million from 2009 to 2010 primarily due to the significant number of leases which include base year operating expense recovery calculations that reached their base year amounts quicker in 2010 than in 2009. Lease structure, the significant northeast snowfall expenses in the first quarter of 2010, as well as the deferral to later months and timing of the repairs and maintenance expenses in the second quarter of 2009, resulted in the base year leases achieving their base year amounts earlier in 2010 than in 2009. This is consistent with the increase in property operating expenses.
The increase in termination fees of $2.2 million from 2009 to 2010 is mainly due to increased tenant move-outs during 2010 which is consistent with the decrease in occupancy noted above.
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
Property Operating Expenses
Property operating expenses increased by $5.0 million mainly due to our acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and the Cira South Garage during the third quarter of 2010 totaling $5.3 million of additional expenses. In addition, we incurred higher snow removal and repairs and maintenance expenses totaling $2.1 million during 2010 compared to 2009. This net increase was offset by a decrease of $2.7 million in bad debt expense during 2010 as compared to 2009.
Real Estate Taxes

Real estate taxes decreased by $2.6 million mainly due to lower taxes assessed on our properties during 2010 compared to 2009 and refunds related to prior years, offset by additional real estate taxes due to our acquisition of Three Logan Square during the third quarter of 2010.
General & Administrative Expenses
General and Administrative Expense increased by $2.5 million primarily due to:

•	an increase of $0.8 million in amortization of stock-based compensation as a result of stock option and restricted stock performance units granted in March 2010;

•	an increase of $1.4 million in salaries, bonus and recruiting fees due to new hires during 2010;

•	a $0.2 million one-time bonus payment made during 2010; and

•	a net increase of $0.1 million as a result of various corporate level expenses during 2010, none of which were individually significant.
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

Equity in income of real estate ventures
The increase in equity in income of real estate venture from 2009 to 2010 was mainly due to a distribution in 2010 of $0.6 million of sales proceeds that were held in escrow until resolution of certain contingencies arising from the sale of the property held by the Five Tower Bridge partnership. The remainder of the increase is the result of normal operating activities at the partnership level, and includes $0.1 million of preferred return pick-up from our ownership in a newly created real estate venture with Thomas Properties Group (Commerce Square).
Gain on early extinguishment of debt
During 2010, we repurchased (i) $68.1 million of our $345.0 million 3.875% Exchangeable Notes, (ii) $1.9 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $2.2 million. The net loss was off-set by a gain from the write-off of the remaining premium on the PMEC note at the time of pay-off of $0.1 million resulting in an aggregate net loss on early extinguishment of debt of $2.1 million.
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
Earnings (loss) per Common Share
Loss per share (basic and diluted) was $(0.19) for the twelve-month period ended December 31, 2010 as compared to earnings per share of $0.00 for the twelve-month period ended December 31, 2009 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to the commencement of the continuous equity Offering Program in March 2010 and the result of the $242.3 million public equity offering of 40,250,000 shares during the second quarter of 2009.

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
As of December 31, 2011, the Parent Company owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest consists of common units of limited partnership interest owned by non-affiliated investors. As the sole general partner of the

Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
The Parent Company’s principal source of capital is from the distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its Credit Facility, are adequate for it to make its distributions to the Parent Company, which in turn will enable the Parent Company to make dividend payments to its shareholders.
The Parent Company receives proceeds from equity issuances from time to time, and contributes the proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity Offering Program, under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013 in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engaged sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share. During the the twelve months ended December 31, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn used to reduce borrowings under the Credit Facility and for general corporate purposes. From its inception through December 31, 2011, the Parent Company had sold 6,421,553 shares under this program, leaving 8,578,447 shares available for sale.
On December 13, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $21.5 million, which it paid on January 19, 2012 to its shareholders of record as of January 5, 2012. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 17, 2012 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of December 31, 2011, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company’s Board of Trustees has not limited the duration of the program; however, it may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations which as of December 31, 2011 amounted to $1,888.1 million. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership's commitments under such guarantees. As of December 31, 2011, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. The Parent Company has historically satisfied this requirement.
Overall, the liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distributions to the Parent Company. In cases where the Operating Partnership is faced with working capital problems or would need to raise capital to fund acquisitions and developments, the Parent Company will have to consider alternative sources to increase liquidity, including, among other things, equity issuances through its existing Offering Program, advances under its Credit Facility and sales of properties.
LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP
General
The Operating Partnership’s principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund potential development and redevelopment costs, and

•	fund distributions to the Parent Company.
The Operating Partnership believes that with the uncertain economic conditions, vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2012 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under our Credit Facility and other debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash used to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development, and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in its cash provided by operations would affect the financial performance covenants under the Credit Facility, unsecured term loan and unsecured notes.
Financial markets have experienced unusual volatility and uncertainty. The Operating Partnership’s ability to fund future development projects, as well as its ability to repay or refinance debt maturities could be adversely affected by its inability to secure financing at reasonable terms beyond those already completed. It is possible, in these unusual and uncertain times that one or more lenders in its Credit Facility could fail to fund a borrowing request. Such an event could adversely affect its ability to access funds from its Credit Facility when needed.
The Operating Partnership's liquidity management remains a priority. The Operating Partnership regularly pursues new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit and financial markets.
On December 15, 2011, the Parent Company and the Operating Partnership entered into binding agreements for lender commitments related a new $600.0 million four -year unsecured credit facility and three unsecured term loans in the same aggregate amount of $600.0 million , consisting of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. The Parent Company and the Operating Partnership closed on the new credit facility and term loans (referred to earlier in this Form 10-K as our "New Credit Facility" and "New Term Loans," respectively) on February 1, 2012 and used the proceeds from the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, the Prior Credit Facility and Prior Term Loan. The New Credit Facility has terms that are generally comparable to those under the Prior Credit Facility.
On April 5, 2011, the Operating Partnership closed a registered offering of $325.0 million in aggregate principal amount of its 4.95% senior unsecured notes due 2018. The notes were priced at 98.907% of their face amount with an effective interest rate of 5.137%. The net proceeds, which amounted to $318.9 million after deducting underwriting discounts and offering expenses, were used to repay indebtedness under the Credit Facility and for general corporate purposes.
During 2011, the Parent Company contributed $8.0 million in net proceeds from the sale of 679,285 of its common shares under the Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to reduce borrowings under the Credit Facility and for general corporate purposes.
The Operating Partnership uses multiple financing sources to fund its long-term capital needs. It uses its Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It will also consider obtaining debt secured by properties within its portfolio as necessary, where it may be in its best interest to obtain a secured mortgage.
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
The Operating Partnership will also consider sales of selected Properties as another source of managing its liquidity. Asset sales during 2010 and through 2011 have been a source of cash. During 2011, we sold four properties containing 0.4 million in net rentable square feet for net cash proceeds of $34.8 million. During 2011, the Company also contributed three properties, containing 0.6 million net rentable square feet, to an unconsolidated joint venture and received, in addition to a 50% interest in the venture, net cash proceeds of $120.1 million. The Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following summary discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2011 and 2010, the Operating Partnership maintained cash and cash equivalents of $0.4 million and $16.6 million, respectively. The following are the changes in cash flows from the Operating Partnership's activities for the years ended (in thousands):

Activity	2011	2010	2009
Operating	$179,015	$185,127	$220,405
Investing	(47,931)	(171,936)	(102,549)
Financing	(147,239)	1,807	(120,213)
Net cash flows	$(16,155)	$14,998	$(2,357)
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $6.1 million in cash flows from operating activities of the Operating Partnership during the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily the result of the following:

•	a decrease in average occupancy from 86.7% during the year ended December 31, 2010 to 85.3% during the year ended December 31, 2011;

•
a decrease in the number of operating properties due to dispositions. We sold a total of four office properties and contributed three office properties to an unconsolidated real estate venture during 2011; and

•	timing of cash receipts from our tenants and cash expenditures in the normal course of operations.
These decreases were offset by the following transactions:

•
acquisition of Three Logan Square and the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, acquisition of Overlook I and II during the first quarter of 2011, the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during the third quarter of 2011; and

•	receipt of $27.4 million from the historic tax credit transaction in June 2010 and recognition of $12.0 million of the total contributions received as income during the third quarter of 2011.

The net decrease of $124.0 million in cash flows used in investing activities of the Operating Partnership during the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to the following:

•
increase in net proceeds from sales of properties of $105.9 million during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The 2011 total net proceeds from sales of properties included $120.1 million from the sale of three properties to a newly formed unconsolidated real estate venture (see Note 3 to the consolidated financial statements for additional information);

•
decreased capital expenditures for tenant and building improvements and leasing commissions by $34.8 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in capital expenditures mainly related to the completion of and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010 and of the Juniper Street Parking Garage during the second quarter of 2011;

•	advances provided to certain tenants for purchase of tenant assets of $1.4 million during 2011 compared to advances made of $1.7 million in 2010.

•	$0.8 million decrease related to a loan provided to an unconsolidated Real Estate Venture partner during 2010, with no comparable loan during 2011;

•	decrease of $10.0 million of net cash paid related to acquisitions in 2011 compared to 2010 (see Note 3 to the consolidated financial statements for details);

•
increase in cash distributions from unconsolidated Real Estate Ventures of $8.1 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. Of this increase, $0.6 million pertains to a portion of the proceeds from the sale of a building of one of the unconsolidated Real Estate Ventures (see Footnote 4 of the notes to the consolidated financial statements); and

•	decrease in cash of $1.4 million during the year ended December 31, 2010 due to the deconsolidation of variable interest entities last year.
The net increase in cash used in investing activities was partially offset by the following transactions:

•	receipt of $40.0 million of proceeds from the repayment of a note receivable during 2010; and

•	increase in investments in unconsolidated Real Estate Ventures of $0.1 million during 2011 when compared to 2010.
The net decrease of $149.0 million in cash used in financing activities of the Operating Partnership during the year ended December 31, 2011 compared to the year ended December 31, 2010 is mainly due to the following:

•	decrease in proceeds from Credit Facility and mortgage notes payable of $115.1 million during the year ended December 31, 2011 compared to the year ended December 31, 2010;

•	increase in repayments of the Credit Facility and mortgage notes payable of $309.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010;

•	repayment of unsecured term loan of $145.5 million during 2011.

•	net settlement of hedge transactions amounting to $0.6 million during the year ended December 31, 2011;

•	increase in debt financing costs of approximately $3.6 million during the year ended December 31, 2011 compared to the year ended December 31, 2010;

•
decrease in net proceeds received from the issuance of common shares of the Parent Company and exercise of stock options amounting to $62.6 million during the year ended December 31, 2011, compared to the issuances made during the year ended December 31, 2010;

•
increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $89.0 million during the year ended December 31, 2010 to $91.9 million during the year ended December 31, 2011; and

•	receipt of refund of deferred financing costs related to forward commitment amounting to $1.7 million during the third quarter of 2010.

The net decrease in cash from financing activities described above was offset by the following:

•	proceeds from our issuance of 4.950% Notes due 2018 during 2011 amounting to $321.5 million; and

•	decrease in repayments of unsecured notes of $170.9 million during the year ended December 31, 2011 when compared to the year ended December 31, 2010.

Capitalization
Indebtedness
The Operating Partnership is the issuer of our unsecured notes and the Parent Company has fully and unconditionally guaranteed the payment of principal and interest on the notes. During the year ended December 31, 2011, the Operating Partnership repurchased $106.2 million of its unsecured Notes as summarized in the table below (excluding accrued interest, in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2011 3.875% Notes	$59,835	$59,835	$—	$—
2012 5.750% Notes	24,749	23,709	868	32
2015 7.500% Notes	25,140	22,671	2,396	120
	$109,724	$106,215	$3,264	$152
As of December 31, 2011, the Operating Partnership had approximately $2.4 billion of outstanding indebtedness. The table below summarizes the Operating Partnership’s mortgage notes payable, its unsecured notes and its Credit Facility at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Balance:
Fixed rate (includes variable swapped to fixed)	$2,061,728	$1,929,962
Variable rate — unhedged	338,774	504,610
Total	$2,400,502	$2,434,572
Percent of Total Debt:
Fixed rate (includes variable swapped to fixed)	85.9%	79.3%
Variable rate — unhedged	14.1%	20.7%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate (includes variable swapped to fixed)	6.0%	6.4%
Variable rate — unhedged	1.1%	1.6%
Total	5.3%	5.4%
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership uses Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under its Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. For a discussion of the Company's New Credit Facility and New Unsecured Terms Loans, on which closing occurred on February 1, 2012, see "Item 1. Business - 2011 Transactions."
The interest rates incurred under the Credit Facility and our unsecured term loans are subject to modification depending on our rating status with qualified agencies.
As of December 31, 2011, the Operating Partnership had $275.5 million of borrowings and $2.5 million of letters of credit outstanding under the then existing Credit Facility, leaving $322.0 million of unused availability. For the years ended December 31, 2011 and 2010, the Operating Partnership’s weighted average interest rates, including the effects of interest rate hedges discussed in Note 7 to the consolidated financial statements included herein, and including both the New Credit Facility and the Credit Facility, were 0.99% and 1.03% per annum, respectively.

The Credit Facility contains financial and non-financial covenants, including covenants that relate to the Operating Partnership’s incurrence of additional debt; the granting of liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits the Operating Partnership to make distributions to the Parent Company based on the greater of (i) an amount required for the Parent Company to retain its qualification as a REIT and (ii) 95% of the Operating Partnership’s funds from operations. The Credit Facility also contains financial covenants that require the Operating Partnership to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above certain specified minimum levels; to maintain net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to unencumbered properties. The Operating Partnership continuously monitors its compliance with the covenants. Certain of the covenants restrict the Operating Partnership’s ability to obtain alternative sources of capital. The Operating Partnership was in compliance with all covenants as of December 31, 2011.
The indenture under which the Operating Partnership issued its unsecured Notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2011.
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
As of December 31, 2011, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. See Item 2. Properties — Real Estate Ventures. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On December 13, 2011, the Operating Partnership declared a distribution of $0.15 per Class A common unit, totaling $21.5 million, which was paid on January 19, 2012 to unitholders of record as of January 5, 2012.
On December 13, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of December 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 17, 2012 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
On December 23, 2011, the Parent Company issued 7,111,112 of its common shares in exchange for an equal number of Class F (2010) Units of the Operating Partnership. The Class F (2010) Units were issued in August 2010 as part of our acquisition of an office property and were subject to redemption at the option of the holder after the first anniversary of the issuance. The Operating Partnership had the option to satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company's common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company's common shares for each unit redeemed. On December 23, 2011, the Operating Partnership satisfied in full BAT Partners, L.P.'s tender for redemption of all 7,111,112 of the Class F (2010) Units through the issuance of 7,111,112 Parent Company's common shares.
From the inception of the Offering Program in March 2010 through December 31, 2011, the Parent Company contributed net proceeds of $8.0 million from the sale of 679,285 shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales to reduce borrowings under the Credit Facility and for general corporate purposes.The Parent Company did not purchase any shares during the year ended December 31, 2011 and accordingly, during the year ended December 31, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
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
Short- and Long-Term Liquidity
The Operating Partnership believes that its cash flow from operations is adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions to the Parent Company required to maintain the Parent Company’s REIT qualification under the Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from asset dispositions. As of December 31, 2011, the Operating Partnership has $1,888.1 million of unsecured debt and $512.4 million of mortgage debt of which $464.5 million and $12.4 million, respectively, are scheduled to mature through December 2012. The Operating Partnership extended the maturity date of the $183.0 million Term Loan from June 29, 2011 to June 29, 2012. On December 15, 2011, the Parent Company and the Operating Partnership entered into binding agreements for lender commitments related to a New Credit Facility and the New Term Loan. The Company closed on the New Credit Facility and Term Loans on February 1, 2012 and used the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, its prior Credit Facility and the prior Term Loan. For the remaining debt maturities, the Operating Partnership expects to have sufficient capacity under its New Credit Facility but it will also evaluate other listed sources to fund these maturities.
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
Many commercial real estate lenders have stricter underwriting standards or have withdrawn from the lending marketplace. Current global economic sluggishness has impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, the Operating Partnership expects that borrowing costs on new and refinanced debt could be more expensive. Moreover, the volatility in the financial markets, in general, will make it more difficult or costly, for it to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statement as it has been able to do in the past. Such conditions would also limit its ability to raise capital through asset dispositions at attractive prices or at all.
Off-Balance Sheet Arrangements
We are not dependent on any off-balance sheet financing arrangements for liquidity. Our off-balance sheet arrangements are discussed in Note 4 to the financial statements, “Investment in Unconsolidated Real Estate Ventures”. Additional information about the debt of our unconsolidated Real Estate Ventures is included in “Item 2. Properties”.
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

Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of December 31, 2011:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$512,391	$12,398	$78,912	$196,961	$224,120
Revolving credit facility	275,500	275,500	—	—	—
Unsecured term loan	37,500	37,500	—	—	—
Unsecured debt (a)	1,575,111	151,491	242,681	777,329	403,610
Ground leases (b)	298,712	1,818	5,545	5,727	285,622
Interest expense (c)	599,101	112,737	210,516	155,185	120,663
Development contracts (d)	138	138	—	—	—
Other liabilities (e)	10,378	—	—	—	10,378
	$3,308,831	$591,582	$537,654	$1,135,202	$1,044,393

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with the acquisition of Three Logan Square as the amounts cannot be determined at this time. The table also does not include the future minimum rental payments related to the ground lease in connection with our acquisition of an office building in Philadelphia, Pennsylvania during 2011. Both of these ground leases are discussed below.

(c)	Variable rate debt future interest expense commitments are calculated using December 31, 2011 interest rates.

(d)	Represents contractual obligations for certain development projects and does not contemplate all costs expected to be incurred. to be incurred for such developments

(e)	Other liabilities consists of deferred compensation liability and existing interest accretion on Two Logan Square (see related discussion below), as of December 31, 2011.

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
As part of the Operating Partnership's September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. It currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2011, the Operating Partnership has a balance of $1.3 million for this liability on its consolidated balance sheet.

The Operating Partnership has been audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Operating Partnership received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Operating Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Operating Partnership's 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership's agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
As part of the Operating Partnership’s acquisition of properties from time to time in tax-deferred transactions, it has agreed to provide certain of the prior owners of the acquired properties the right to guarantee its indebtedness. If the Operating Partnership were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, it would be required to provide the prior owner an opportunity to guarantee a qualifying replacement debt. These debt maintenance agreements may limit the Operating Partnership's ability to refinance indebtedness on terms that will be favorable to the Operating Partnership.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2011, its consolidated debt consisted of $512.4 million in fixed rate mortgages, no variable rate mortgages, $275.5 million in borrowings under its Credit Facility, $37.5 million borrowings in an unsecured term loan and $1,575.1 million in unsecured notes (before reduction of discounts) of which $1,549.3 million are fixed rate or variable swapped to fixed rate borrowings and $25.8 million are variable rate borrowings. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2011 based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s unsecured notes was $1.6 billion. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt, including the Notes, of approximately $14.9 million at December 31, 2011.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. During December 2011, the Operating Partnership executed hedging transactions that fix the rates on the New Term Loans and on two of its existing unsecured senior notes. All hedges commenced on February 1, 2012 (see Note 9 for additional information).
The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $391.6 million and $444.6 million at December 31, 2011 and December 31, 2010, respectively. The total fair value of the Operating Partnership’s debt was approximately $380.8 million and $432.6 million at December 31, 2011 and December 31, 2010, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $3.4 million at December 31, 2011, and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $4.4 million at December 31, 2010.
If market rates of interest were to increase by 1%, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $28.9 million. If market rates of interest were to decrease by 1%, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $31.8 million.
At December 31, 2011, the Operating Partnership’s outstanding variable rate debt (including variable swapped to fixed) based on LIBOR totaled approximately $391.6 million. At December 31, 2011, the interest rate on its variable rate debt was approximately 1.1%. If market interest rates on its variable rate debt change by 100 basis points, total interest expense would change by approximately $0.8 million for the year ended December 31, 2011.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions the Operating Partnership may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its applicable financial instruments or structure.
Funds from Operations (FFO)
Pursuant to the definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, real estate related depreciation, amortization, impairment charges, investment write-downs, and after similar adjustments for unconsolidated real estate ventures. FFO is a non-GAAP financial measure. The Operating Partnership believes that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs' operating results more meaningful. The Operating Partnership considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company's real estate between periods or as compared to other companies. The Operating Partnership's computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
The Operating Partnership considers net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the company's liquidity or operating performance. The Operating Partnership believes that to further understand our performance, FFO should be compared with its reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the years ended December 31, 2011 and 2010:

	Year-ended	Year-ended
	December 31, 2011	December 31, 2010
	(amounts in thousands)
Net loss attributable to common unitholders	$(13,212)	$(26,110)
Add (deduct):
Amount allocated to unvested restricted unitholders	505	512
Net gain on sale of interests in real estate	(2,791)	—
Net gain on sale of undepreciated real estate	(45)	—
Loss on real estate venture formation	222	—
Net (gain) loss on disposition of discontinued operations	(7,264)	(11,011)
Depreciation and amortization:
Real property - continuing operations	167,347	158,494
Leasing costs including acquired intangibles - continuing operations	49,286	50,889
Real property - discontinued operations	1,214	3,468
Leasing costs including acquired intangibles - discontinued operations	217	717
Company's share of unconsolidated real estate ventures	9,181	10,038

Funds from operations	$204,660	$186,997
Funds from operations allocable to unvested restricted shareholders	(1,264)	(1,200)
Funds from operations available to common share and unit holders (FFO)	$203,396	$185,797
Weighted-average shares/units outstanding - fully diluted	146,299,625	136,909,622

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary financial data of the Parent Company and the Operating Partnership, L.P. and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Controls and Procedures (Parent Company)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the principal executive officer and the principal financial officer of the Parent Company concluded that the Parent Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting

The management of the Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the its internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
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
Controls and Procedures (Operating Partnership)
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the principal executive officer and the principal financial officer of Operating Partnership concluded that the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
The management of the Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the its internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
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
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. and 2. Financial Statements and Schedules
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this annual report on the pages indicated.

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

4.1
Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2
Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3.1
Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.3.2
First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.3.3
Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.3.4
Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.4	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.5
Form of $300,000,000 aggregate principal amount of 5.75% Guaranteed Note due 2012 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference)

4.6
Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 28, 2006 and incorporated herein by reference)

4.7	Form of 3.875% Exchangeable Guaranteed Notes due 2026 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.8
Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.9
Form of $250,000,000 aggregate principal amount of 7.50% Guaranteed Notes due 2015 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 25, 2009 and incorporated herein by reference)

4.10
Form of $325,000,000 aggregate principal amount of 4.95% Guaranteed Notes due 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

10.1
Second Amended and Restated Revolving Credit Agreement dated as of June 29, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 29, 2007 and incorporated herein by reference)

10.2	Term Loan Agreement dated as of October 15, 2007 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 16, 2007 and incorporated herein by reference)

10.3
First Amendment to the Second Amended and Restated Revolving Credit Agreement dated as of February 28, 2011 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 1, 2011 and incorporated herein by reference)

10.4	Third Amended and Restated Revolving Credit Agreement dated as of December 15, 2011

10.5	Term Loan A Agreement dated as of December 15, 2011

10.6	Term Loan B Agreement dated as of December 15, 2011

10.7	Term Loan C Agreement dated as of December 15, 2011

10.8	Contribution Agreement dated as of July 10, 1998 (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated July 30, 1998 and incorporated herein by reference)

10.9	First Amendment to Contribution Agreement (with Donald E. Axinn) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

10.10
Modification Agreement dated as of June 20, 2005 between Brandywine Operating Partnership, L.P. and Donald E. Axinn (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 21, 2005 and incorporated herein by reference)

10.11
Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.12	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.13	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.14	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

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

10.19
Sales Agency Financing Agreement dated as of March 10, 2010 with Citigroup Global Markets Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.20
Sales Agency Financing Agreement dated as of March 10, 2010 with Deutsche Bank Securities Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.21	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 9, 2010 and incorporated herein by reference)

10.22
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.23
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective June 2, 2010)** (previously filed as an exhibit to Brandywine Realty Trust’s Registration Statement on Form S-8, File No. 333-167266 and incorporated herein by reference)

10.24
Amended and Restated Executive Deferred Compensation Plan effective March 25, 2004** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.25
Amended and Restated Executive Deferred Compensation Plan effective January 1, 2009** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference)

10.26	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.27	Performance Share Award to Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 12, 2006 and incorporated herein by reference)

10.28	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.29
Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.30	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 17, 2006 and incorporated herein by reference)

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

10.35	Form of Restricted Share Award for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.36
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.37	2009-2011 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.38	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.39	Forms of Incentive Stock Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.40
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

10.42	Form of Restricted Share Award (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

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

10.45
Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.46	2010-2012 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.47
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.48	Form of Restricted Share Award (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.49
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.50
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.51
Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.52	2011-2013 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.53
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 24, 2011 and incorporated herein by reference)

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
Date: February 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 24, 2012
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 24, 2012
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Howard M. Sipzner	Executive Vice President and Chief Financial Officer	February 24, 2012
Howard M. Sipzner	(Principal Financial Officer)

/s/ Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal	February 24, 2012
Gabriel J. Mainardi	Accounting Officer)

/s/ D. Pike Aloian	Trustee	February 24, 2012
D. Pike Aloian

/s/ Wyche Fowler	Trustee	February 24, 2012
Wyche Fowler

/s/ James Diggs	Trustee	February 24, 2012
James Diggs

/s/ Michael J. Joyce	Trustee	February 24, 2012
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 24, 2012
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 24, 2012
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
Date: February 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 24, 2012
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 24, 2012
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Howard M. Sipzner	Executive Vice President and Chief Financial Officer	February 24, 2012
Howard M. Sipzner	(Principal Financial Officer)

/s/ Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal	February 24, 2012
Gabriel J. Mainardi	Accounting Officer)

/s/ D. Pike Aloian	Trustee	February 24, 2012
D. Pike Aloian

/s/ Wyche Fowler	Trustee	February 24, 2012
Wyche Fowler

/s/ James Diggs	Trustee	February 24, 2012
James Diggs

/s/ Michael J. Joyce	Trustee	February 24, 2012
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 24, 2012
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 24, 2012
Charles P. Pizzi

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2012

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2012

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2011	December 31, 2010
ASSETS
Real estate investments:
Rental properties	$4,793,080	$4,834,111
Accumulated depreciation	(865,710)	(776,078)
Operating real estate investments, net	3,927,370	4,058,033
Construction-in-progress	25,083	33,322
Land inventory	109,008	110,055
Total real estate investments, net	4,061,461	4,201,410
Cash and cash equivalents	410	16,565
Accounts receivable, net	14,718	16,009
Accrued rent receivable, net	108,101	95,541
Investment in real estate ventures, at equity	115,807	84,372
Deferred costs, net	115,362	106,117
Intangible assets, net	70,515	97,462
Notes receivable	18,186	18,205
Other assets	53,158	54,697
Total assets	$4,557,718	$4,690,378
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$511,061	$711,789
Unsecured credit facility	275,500	183,000
Unsecured term loan	37,500	183,000
Unsecured senior notes, net of discounts	1,569,934	1,352,657
Accounts payable and accrued expenses	69,929	72,235
Distributions payable	23,895	22,623
Deferred income, gains and rent	99,569	121,552
Acquired lease intangibles, net	35,106	29,233
Other liabilities	45,528	36,515
Total liabilities	2,668,022	2,712,604
Commitments and contingencies (Note 20)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 142,690,755 and 134,601,796 issued in 2011 and 2010, respectively and 142,690,755 and 134,485,117 outstanding in 2011 and 2010, respectively	1,424	1,343
Additional paid-in capital	2,776,197	2,671,217
Deferred compensation payable in common stock	5,631	5,774
Common shares in treasury, at cost, 116,679 in 2010	—	(3,074)
Common shares in grantor trust, 292,646 in 2011 and 291,281 in 2010	(5,631)	(5,774)
Cumulative earnings	477,338	483,439
Accumulated other comprehensive loss	(6,079)	(1,945)
Cumulative distributions	(1,392,332)	(1,301,521)
Total Brandywine Realty Trust’s equity	1,856,591	1,849,502
Non-controlling interests	33,105	128,272
Total equity	1,889,696	1,977,774
Total liabilities and equity	$4,557,718	$4,690,378

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2011	2010	2009
Revenue:
Rents	$480,600	$461,101	$467,188
Tenant reimbursements	81,236	77,139	76,652
Termination fees	2,993	5,576	3,601
Third party management fees, labor reimbursement and leasing	11,536	11,830	17,151
Other	5,440	4,310	3,328
Total revenue	581,805	559,956	567,920
Operating Expenses:
Property operating expenses	171,991	167,911	162,940
Real estate taxes	56,230	53,564	56,224
Third party management expenses	5,590	5,866	7,996
Depreciation and amortization	217,680	210,592	203,572
General and administrative expenses	24,602	23,306	20,821
Total operating expenses	476,093	461,239	451,553
Operating income	105,712	98,717	116,367
Other Income (Expense):
Interest income	1,813	3,222	2,499
Historic tax credit transaction income	12,026	—	—
Interest expense	(131,405)	(132,640)	(135,740)
Interest expense — amortization of deferred financing costs	(4,991)	(3,770)	(5,864)
Recognized hedge activity	—	—	(916)
Equity in income of real estate ventures	3,775	5,305	4,069
Net gain on sale of interests in real estate	2,791	—	(3)
Net gain on sale of undepreciated real estate	45	—	—
Loss on real estate venture formation	(222)	—	—
(Loss) gain on early extinguishment of debt	(2,776)	(2,110)	23,176
Income (loss) from continuing operations	(13,232)	(31,276)	3,588
Discontinued operations:
Income from discontinued operations	1,253	2,659	6,960
Net gain on disposition of discontinued operations	7,264	11,011	1,241
Provision for impairment	—	—	(3,700)
Total discontinued operations	8,517	13,670	4,501
Net income (loss)	(4,715)	(17,606)	8,089
Net (income) loss from discontinued operations attributable to non- controlling interests — LP units	(332)	(288)	(91)
Net income attributable to non-controlling interests — partners’ share of consolidated real estate ventures	—	—	(30)
Net (income) loss from continuing operations attributable to non-controlling interests — LP units	548	820	58
Net (income) loss attributable to non-controlling interests	216	532	(63)
Net income (loss) attributable to Brandywine Realty Trust	(4,499)	(17,074)	8,026
Distribution to Preferred Shares	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted shareholders	(505)	(512)	(279)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(12,996)	$(25,578)	$(245)
Basic earnings (loss) per Common Share:
Continuing operations	$(0.16)	$(0.29)	$(0.04)
Discontinued operations	0.06	0.10	0.04
	$(0.10)	$(0.19)	$—
Diluted earnings (loss) per Common Share:
Continuing operations	$(0.16)	(0.29)	$(0.04)
Discontinued operations	0.06	0.10	0.04
	$(0.10)	$(0.19)	$—
Basic weighted average shares outstanding	135,444,424	131,743,275	111,898,045
Diluted weighted average shares outstanding	135,444,424	131,743,275	113,251,291
Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(12,684)	$(30,456)	$3,616
Income (loss) from discontinued operations	8,185	13,382	4,410
Net income (loss)	$(4,499)	$(17,074)	$8,026

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2011	2010	2009
Net income (loss)	$(4,715)	$(17,606)	$8,089
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(4,499)	7,320	7,395
Ineffectiveness of the hedges	—	—	(125)
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	153	28	(184)
Total comprehensive income (loss)	(4,346)	7,348	7,086
Comprehensive income (loss)	(9,061)	(10,258)	15,175
Comprehensive (income) loss attributable to non-controlling interest	427	377	(63)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(8,634)	$(9,881)	$15,112
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Stock	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2008	4,300,000	$43	88,610,053	451,116	215,742	$882	$2,351,428	$(14,121)	$6,274	$(6,274)	$498,716	$(17,005)	$(1,150,406)	$52,961	$1,722,498
Net income											8,026			63	8,089
Comprehensive income												7,376		(290)	7,086
Issuance of Common Shares of Beneficial Interest			40,250			403	241,920								242,323
Bonus Share Issuance				(36,826)				1,228			(1,105)				123
Vesting of Restricted Stock				(86,172)	8,971	2	(852)	2,960	56	(56)	(2,322)				(212)
Restricted Stock Amortization							3,286								3,286
Restricted Performance Units Amortization							288								288
Conversion of LP units to Common Shares				(7,513)				432			(178)			(254)	—
Share Issuance from/to Deferred Compensation Plan			(3,796)	(54,854)	26,092		(29)	1,830	(816)	816	(1,670)				131
Share Choice Plan Issuance			(7,081)			(1)	(45)								(46)
Stock Option Amortization							602								602
Outperformance Plan Amortization							927								927
Trustee Fees Paid in Shares				(13,987)	4,895			466	35	(35)	(314)				152
Other — consolidated real estate ventures														34	34
Other activity							187					491			678
Adjustment for Non-controlling Interest							12,709				231			(12,940)	—
Preferred Share distributions													(7,992)		(7,992)
Distributions declared ($0.45 per share)													(54,961)	(1,266)	(56,227)
BALANCE, December 31, 2009	4,300,000	$43	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740
Net loss											(17,074)			(532)	(17,606)

Comprehensive income												7,193		155	7,348
Issuance of Common Shares of Beneficial Interest			5,742,268			57	71,924								71,981
Equity issuance costs							(1,214)								(1,214)
Issuance of LP Units														77,732	77,732
Bonus Share Issuance				(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Stock				(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Stock Amortization							3,483								3,483
Restricted Performance Units Amortization							965								965
Conversion of LP Units to Common Shares				(17,468)				732			(266)			(466)	—
Share Issuance from/to Deferred Compensation Plan			(2,409)		(9,035)				(282)	282					—
Stock Option Amortization							1,131								1,131
Outperformance Plan Amortization							380								380
Trustee Fees Paid in Shares				(8,412)	3,020			224	35	(35)	(125)				99
Exercise of Options			12,761				37								37
Adjustment for Non-controlling Interest							(14,796)							14,796	—
Cumulative Effect of Accounting Change for Variable Interest Entities											1,439			(38)	1,401
Preferred Share distributions													(7,992)		(7,992)
Distributions declared ($0.60 per share)													(80,170)	(1,683)	(81,853)
BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774
Net loss											(4,500)			(215)	(4,715)
Comprehensive income												(4,134)		(212)	(4,346)
Issuance of Common Shares of Beneficial Interest			679,285			7	8,265								8,272
Equity issuance costs							(345)							(32)	(377)
Conversion of LP Units to Common Shares			7,204,104			72	85,966							(86,038)	—
Bonus Share Issuance				(463)	463			12	6	(6)	(6)				6

Vesting of Restricted Stock			85,248	(116,216)	9,043	1	(1,818)	3,062			(1,595)				(350)
Restricted Stock Amortization							2,937								2,937
Restricted Performance Units Amortization							1,679								1,679
Exercise of Stock Options			120,179			1	349								350
Stock Option Amortization							1,487								1,487
Outperformance Plan Amortization							123								123
Share Issuance from/to Deferred Compensation Plan			(845)		(8,141)		(16)		(149)	149					(16)
Share Choice Plan Issuance			(1,684)				(55)								(55)
Trustee Fees Paid in Shares			2,672				32								32
Adjustment to Non-controlling Interest							6,376							(6,376)	—
Preferred Share distributions													(7,992)		(7,992)
Distributions declared ($0.60 per share)													(82,819)	(2,294)	(85,113)
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	—	292,646	$1,424	$2,776,197	$—	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,715)	$(17,606)	$8,089
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	219,110	214,776	210,463
Amortization of deferred financing costs	4,991	3,770	5,864
Amortization of debt discount/(premium), net	1,567	831	3,495
Straight-line rent income	(20,298)	(13,705)	(9,116)
Amortization of acquired above (below) market leases to rental revenue, net	(5,384)	(5,960)	(6,661)
Straight-line ground rent expense	1,924	1,647	1,473
Provision for doubtful accounts	1,924	2,479	5,371
Non-cash compensation expense	4,270	4,814	5,200
Recognized hedge activity	—	—	916
Provision for impairment on discontinued operations	—	—	3,700
Real estate venture income in excess of cumulative distributions	(1,175)	(4,648)	(2,512)
Loss on real estate venture formation	222	—	—
Net loss (gain) on sale of interests in real estate	(10,008)	(11,011)	(1,237)
Loss (gain) on early extinguishment of debt	2,776	2,110	(23,176)
Cumulative interest accretion of repayments of unsecured notes	(4,005)	(3,433)	(5,009)
Contributions from historic tax credit transaction, net of deferred costs	2,694	27,396	23,763
Historic tax credit transaction income	(12,026)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(856)	(4,173)	3,746
Other assets	(2,083)	(2,782)	2,373
Accounts payable and accrued expenses	7,732	(7,980)	(4,081)
Deferred income, gains and rents	(7,220)	(6,412)	3,059
Other liabilities	(425)	5,014	(5,315)
Net cash from operating activities	179,015	185,127	220,405
Cash flows from investing activities:
Acquisition of properties	(40,674)	(50,681)	—
Sales of properties, net	155,956	50,089	101,305
Proceeds from repayment of mortgage notes receivable	—	40,000	—
Capital expenditures	(131,156)	(180,943)	(211,892)
Advances for purchase of tenant assets, net of repayments	1,365	(1,715)	—
Loan provided to an unconsolidated Real Estate Venture partner	—	(826)	—
Investment in unconsolidated Real Estate Ventures	(5,277)	(5,180)	(14,980)
Escrowed cash	—	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	10,316	2,205	13,062
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)	—
Leasing costs	(38,461)	(23,503)	(21,429)
Net cash used in investing activities	(47,931)	(171,936)	(102,549)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	706,002	565,000	983,000

Repayments of Credit Facility borrowings	(613,502)	(474,000)	(1,044,000)
Proceeds from mortgage notes payable	—	256,104	149,800
Repayments of mortgage notes payable	(221,856)	(51,966)	(84,102)
Repayments of unsecured term loan	(145,500)	—	—
Proceeds from unsecured notes	321,448	—	247,030
Repayments of unsecured notes	(105,381)	(276,270)	(514,004)
Proceeds from financing activity	—	—	—
Net settlement of hedge transactions	(613)	—	(5,044)
Debt financing costs	(4,249)	(595)	(24,620)
Refund of deferred financing costs related to forward commitment	—	1,659	—
Net proceeds from issuance of shares	7,930	70,867	242,332
Exercise of stock options	350	37	—
Distributions paid to shareholders	(89,559)	(87,345)	(68,914)
Distributions to noncontrolling interest	(2,309)	(1,684)	(1,691)
Net cash from (used in) financing activities	(147,239)	1,807	(120,213)
Increase (decrease) in cash and cash equivalents	(16,155)	14,998	(2,357)
Cash and cash equivalents at beginning of year	16,565	1,567	3,924
Cash and cash equivalents at end of year	$410	$16,565	$1,567
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2011, 2010 and 2009 of $1,997, $10,385, and $8,893, respectively	$135,210	$135,206	$139,636
Supplemental disclosure of non-cash activity:
Note receivable issued related to the sale of the two Trenton properties, net of $12.9 million deferred gain	—	—	9,600
Settlement of note receivable through foreclosure of a parcel of land	—	(2,795)	—
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	—	396	—
Change in capital expenditures financed through accounts payable at period end	(3,896)	(5,126)	7,086
Change in capital expenditures financed through retention payable at period end	(6,213)	(2,066)	5,862
Change in unfunded tenant allowance	(1,717)	—	5,986
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)	—
Change in non-controlling interest from issuance of limited partnership units (see Note 3)	—	77,733	—

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2011	December 31, 2010
ASSETS
Real estate investments:
Operating properties	$4,793,080	$4,834,111
Accumulated depreciation	(865,710)	(776,078)
Operating real estate investments, net	3,927,370	4,058,033
Construction-in-progress	25,083	33,322
Land inventory	109,008	110,055
Total real estate investments, net	4,061,461	4,201,410
Cash and cash equivalents	410	16,565
Accounts receivable, net	14,718	16,009
Accrued rent receivable, net	108,101	95,541
Investment in real estate ventures, at equity	115,807	84,372
Deferred costs, net	115,362	106,117
Intangible assets, net	70,515	97,462
Notes receivable	18,186	18,205
Other assets	53,158	54,697
Total assets	$4,557,718	$4,690,378
LIABILITIES AND EQUITY
Mortgage notes payable	$511,061	$711,789
Unsecured credit facility	275,500	183,000
Unsecured term loan	37,500	183,000
Unsecured senior notes, net of discounts	1,569,934	1,352,657
Accounts payable and accrued expenses	69,929	72,235
Distributions payable	23,895	22,623
Deferred income, gains and rent	99,569	121,552
Acquired lease intangibles, net	35,106	29,233
Other liabilities	45,528	36,515
Total liabilities	2,668,022	2,712,604
Commitments and contingencies (Note 20)
Redeemable limited partnership units at redemption value; 2,698,648 and 9,902,752 issued and outstanding in 2011 and 2010, respectively	38,370	132,855
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2011 and 2010, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2011 and 2010, respectively	55,538	55,538
General Partnership Capital, 142,690,755 and 134,601,796 units issued in 2011 and 2010, respectively and 142,690,755 and 134,485,117 units outstanding in 2011 and 2010, respectively	1,754,302	1,743,549
Accumulated other comprehensive loss	(6,426)	(2,080)
Total Brandywine Operating Partnership’s equity	1,851,326	1,844,919
Total liabilities and partners’ equity	$4,557,718	$4,690,378
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	For the year ended December 31,
	2011	2010	2009
Revenue:
Rents	$480,600	$461,101	$467,188
Tenant reimbursements	81,236	77,139	76,652
Termination fees	2,993	5,576	3,601
Third party management fees, labor reimbursement and leasing	11,536	11,830	17,151
Other	5,440	4,310	3,328
Total revenue	581,805	559,956	567,920
Operating Expenses:
Property operating expenses	171,991	167,911	162,940
Real estate taxes	56,230	53,564	56,224
Third party management expenses	5,590	5,866	7,996
Depreciation and amortization	217,680	210,592	203,572
General & administrative expenses	24,602	23,306	20,821
Total operating expenses	476,093	461,239	451,553
Operating income	105,712	98,717	116,367
Other Income (Expense):
Interest income	1,813	3,222	2,499
Historic Tax Credit Transaction Income	12,026	—	—
Interest expense	(131,405)	(132,640)	(135,740)
Interest expense — Amortization of deferred financing costs	(4,991)	(3,770)	(5,864)
Recognized hedge activity	—	—	(916)
Equity in income of real estate ventures	3,775	5,305	4,069
Net gain on sale of interests in real estate	2,791	—	(3)
Net gain on sale of undepreciated real estate	45	—	—
Loss on real estate venture formation	(222)	—	—
(Loss) Gain on early extinguishment of debt	(2,776)	(2,110)	23,176
Income (loss) from continuing operations	(13,232)	(31,276)	3,588
Discontinued operations:
Income from discontinued operations	1,253	2,659	6,960
Net (loss) gain on disposition of discontinued operations	7,264	11,011	1,241
Provision for impairment	—	—	(3,700)
	8,517	13,670	4,501
Net income (loss)	(4,715)	(17,606)	8,089
Net income attributable to non-controlling interests	—	—	(30)
Net income (loss) attributable to Brandywine Operating Partnership	(4,715)	(17,606)	8,059
Distribution to Preferred share dividends	(7,992)	(7,992)	(7,992)
Amount allocated to unvested restricted unitholders	(505)	(512)	(279)
Net loss attributable to Common Partnership Unitholders Brandywine Operating Partnership	$(13,212)	$(26,110)	$(212)
Basic earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.15)	$(0.29)	$(0.04)
Discontinued operations	0.06	0.10	0.04
	$(0.09)	$(0.19)	$—
Diluted earnings (loss) per Common Partnership Unit:
Continuing operations	$(0.15)	$(0.29)	$(0.04)
Discontinued operations	0.06	0.10	0.04
	$(0.09)	$(0.19)	$—
Basic weighted average common partnership units outstanding	145,118,841	137,454,796	114,712,869
Diluted weighted average common partnership units outstanding	145,118,841	137,454,796	116,066,115
Net income (loss) attributable to Brandywine Operating Partnership
Income (loss) from continuing operations	$(13,232)	$(31,276)	$3,558
Income (loss) from discontinued operations	8,517	13,670	4,501
Net income (loss)	$(4,715)	$(17,606)	$8,059

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the year ended December 31,
	2011	2010	2009
Net income (loss)	$(4,715)	$(17,606)	$8,089
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	(4,499)	7,320	7,395
Ineffectiveness of the hedges	—	—	(125)
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	153	28	(184)
Total comprehensive income (loss)	(4,346)	7,348	7,086
Comprehensive income (loss)	(9,061)	(10,258)	15,175
Comprehensive (income) loss attributable to non-controlling interest	—	—	(30)
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(9,061)	$(10,258)	$15,145
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(in thousands, except Units)

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
BALANCE, December 31, 2008	2,000,000	$47,912	2,300,000	$55,538	88,158,937	$1,581,887	$(17,005)	$—	$1,668,332
Net income	—	—	—	—	—	8,059	—	30	8,089
Other comprehensive income	—	—	—	—	—	—	7,086	—	7,086
Deferred compensation obligation	—	—	—	—	51,058	131	—	—	131
Issuance of LP Units	—	—	—	—	40,250,000	242,323	—	—	242,323
Bonus share issuance	—	—	—	—	36,826	123	—	—	123
Conversion of LP Units to common shares	—	—	—	—	7,513	254	—	—	254
Share choice plan	—	—	—	—	(7,081)	(46)	—	—	(46)
Vesting of restricted units	—	—	—	—	86,172	(213)	—	—	(213)
Restricted stock amortization	—	—	—	—	—	3,286	—	—	3,286
Restricted performance units amortization	—	—	—	—	—	288	—	—	288
Outperformance plan amortization	—	—	—	—	—	927	—	—	927
Option amortization	—	—	—	—	—	602	—	—	602
Trustee fees paid in shares	—	—	—	—	13,987	152	—	—	152
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	8,213	—	—	8,213
Adjustment to non-controlling interest	—	—	—	—	—	—	—	35	35
Other	—	—	—	—	—	—	491	—	491
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(54,961)	—	—	(54,961)
BALANCE, December 31, 2009	2,000,000	$47,912	2,300,000	$55,538	128,597,412	$1,783,033	$(9,428)	$65	$1,877,120
Net loss	—	—	—	—	—	(17,606)	—	—	(17,606)
Other comprehensive income	—	—	—	—	—	—	7,348	—	7,348
Deferred compensation obligation	—	—	—	—	(2,409)	—	—	—	—
Issuance of LP Units	—	—	—	—	5,742,268	71,981	—	—	71,981
Bonus share issuance	—	—	—	—	32,607	369	—	—	369
Conversion of LP Units to common shares	—	—	—	—	17,468	466	—	—	466
Vesting of restricted units	—	—	—	—	76,598	(227)	—	—	(227)
Restricted stock amortization	—	—	—	—	—	3,483	—	—	3,483
Restricted performance units amortization	—	—	—	—	—	965	—	—	965
Outperformance plan amortization	—	—	—	—	—	380	—	—	380
Option amortization	—	—	—	—	—	1,132	—	—	1,132
Trustee fees paid in shares	—	—	—	—	8,412	98	—	—	98
Exercise of options	—	—	—	—	12,761	37	—	—	37
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	(13,839)	—	—	(13,839)
Adjustment to non-controlling interest	—	—	—	—	—	—	—	(27)	(27)

Cumulative effect of accounting change for variable interest entities	—	—	—	—	—	1,439	—	(38)	1,401
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(80,170)	—	—	(80,170)
BALANCE, December 31, 2010	2,000,000	$47,912	2,300,000	$55,538	134,485,117	$1,743,549	$(2,080)	$—	$1,844,919
Net loss	—	—	—	—	—	(4,715)	—	—	(4,715)
Other comprehensive income	—	—	—	—	—	—	(4,346)	—	(4,346)
Deferred compensation obligation	—	—	—	—	(845)	(16)	—	—	(16)
Issuance of LP Units	—	—	—	—	679,285	8,272	—	—	8,272
Bonus share issuance	—	—	—	—	463	6	—	—	6
Conversion of LP Units to common shares	—	—	—	—	7,204,104	86,038	—	—	86,038
Share choice plan issuance	—	—	—	—	(1,684)	(55)	—	—	(55)
Common partnership units cancellation	—	—	—	—	—	—	—	—	—
Vesting of restricted units	—	—	—	—	201,464	(352)	—	—	(352)
Restricted stock amortization	—	—	—	—	—	2,937	—	—	2,937
Restricted performance units amortization	—	—	—	—	—	1,679	—	—	1,679
Outperformance plan amortization	—	—	—	—	—	123	—	—	123
Option amortization	—	—	—	—	—	1,487	—	—	1,487
Trustee fees paid in shares	—	—	—	—	2,672	32	—	—	32
Exercise of options	—	—	—	—	120,179	350	—	—	350
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	5,778	—	—	5,778
Distributions to Preferred Mirror Units	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholder	—	—	—	—	—	(82,819)	—	—	(82,819)
BALANCE, December 31, 2011	2,000,000	$47,912	2,300,000	$55,538	142,690,755	$1,754,302	$(6,426)	$—	$1,851,326

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,715)	$(17,606)	8,089
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	219,110	214,776	210,463
Amortization of deferred financing costs	4,991	3,770	5,864
Amortization of debt discount/(premium), net	1,567	831	3,495
Straight-line rent income	(20,298)	(13,705)	(9,116)
Amortization of acquired above (below) market leases, net	(5,384)	(5,960)	(6,661)
Straight-line ground rent expense	1,924	1,647	1,473
Provision for doubtful accounts	1,924	2,479	5,371
Non-cash compensation expense	4,270	4,814	5,200
Recognized hedge activity	—	—	916
Provision for impairment on discontinued operations	—	—	3,700
Real estate venture income in excess of cumulative distributions	(1,175)	(4,648)	(2,512)
Loss on real estate venture formation	222	—	—
Net loss (gain) on sale of interests in real estate	(10,008)	(11,011)	(1,237)
Loss (gain) on early extinguishment of debt	2,776	2,110	(23,176)
Cumulative interest accretion of repayments of unsecured notes	(4,005)	(3,433)	(5,009)
Contributions from historic tax credit transaction, net of deferred costs	2,694	27,396	23,763
Historic tax credit transaction income	(12,026)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(856)	(4,173)	3,746
Other assets	(2,083)	(2,782)	2,373
Accounts payable and accrued expenses	7,732	(7,980)	(4,081)
Deferred income, gains and rents	(7,220)	(6,412)	3,059
Other liabilities	(425)	5,014	(5,315)
Net cash from operating activities	179,015	185,127	220,405
Cash flows from investing activities:
Acquisition of properties	(40,674)	(50,681)	—
Sales of properties, net	155,956	50,089	101,305
Proceeds from repayment of mortgage notes receivable	—	40,000	—
Capital expenditures	(131,156)	(180,943)	(211,892)
Advances for purchase of tenant assets, net of repayments	1,365	(1,715)	—
Loan provided to an unconsolidated Real Estate Venture partner	—	(826)	—
Investment in unconsolidated Real Estate Ventures	(5,277)	(5,180)	(14,980)
Escrowed cash	—	—	31,385
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	10,316	2,205	13,062
Decrease in cash due to the deconsolidation of variable interest entities	—	(1,382)	—
Leasing costs	(38,461)	(23,503)	(21,429)

Net cash used in investing activities	(47,931)	(171,936)	(102,549)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	706,002	565,000	983,000
Repayments of Credit Facility borrowings	(613,502)	(474,000)	(1,044,000)
Proceeds from mortgage notes payable	—	256,104	149,800
Repayments of mortgage notes payable	(221,856)	(51,966)	(84,102)
Repayments unsecured term loan	(145,500)	—	—
Proceeds from unsecured notes	321,448	—	247,030
Repayments of unsecured notes	(105,381)	(276,270)	(514,004)
Proceeds from financing activity	—	—	—
Net settlement of hedge transactions	(613)	—	(5,044)
Debt financing costs	(4,249)	(595)	(24,620)
Refund of deferred financing costs related to forward commitment	—	1,659	—
Net proceeds from issuance of operating units	7,930	70,867	242,332
Exercise of unit options	350	37	—
Distributions paid to preferred and common partnership unitholders	(91,868)	(89,029)	(70,605)
Net cash from (used in) financing activities	(147,239)	1,807	(120,213)
Increase (decrease) in cash and cash equivalents	(16,155)	14,998	(2,357)
Cash and cash equivalents at beginning of year	16,565	1,567	3,924
Cash and cash equivalents at end of year	$410	$16,565	$1,567
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2011, 2010 and 2009 of $1,997, $10,385, and $8,893, respectively	$135,210	$135,206	$139,636
Supplemental disclosure of non-cash activity:
Note receivable issued related to the sale of the two Trenton properties, net of $12.9 million deferred gain	—	—	9,600
Settlement of note receivable through foreclosure of a parcel of land	—	(2,795)	—
Proceeds from mortgage notes payable retained by lender and included in other assets (see Note 7)	—	396	—
Change in capital expenditures financed through accounts payable at period end	(3,896)	(5,126)	7,086
Change in capital expenditures financed through retention payable at period end	(6,213)	(2,066)	5,862
Change in unfunded tenant allowance	(1,717)	—	5,986
Change in real estate investments due to the deconsolidation of variable interest entities	—	(37,126)	—
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	(42,877)	—
Change in non-controlling interest from issuance of limited partnership units (see Note 3)	—	77,733	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 AND 2009

1.	ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned a 98.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2011, the Company owned 207 office properties, 20 industrial facilities and five mixed-use properties (collectively, the “Properties”) containing an aggregate of approximately 25.2 million net rentable square feet. In addition, as of December 31, 2011, the Company owned economic interests in 18 unconsolidated real estate ventures that contain approximately 6.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2011, the Company also owned 444 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Company owns, as of December 31, 2011, the Company was managing approximately 7.4 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2011, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL and BPM.
As of December 31, 2011, the Management Companies were managing properties containing an aggregate of approximately 32.6 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by the Company and approximately 7.4 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation with no effect to previously reported net income and equity. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had both (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at December 31, 2011 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company's share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company's assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company's current year consolidated statement of operations contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. This resulted in the overstatement of depreciation and amortization expense by $4.7 million in the current year. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment during the current year.
During 2010, the Company also recorded depreciation expense of $1.2 million related to projects completed in prior years that were not closed out of the Company’s job cost system in a timely manner. This resulted in the understatement of depreciation expense in the prior years. During the years ended December 31, 2009 and 2008, depreciation expense was understated by $0.9 million and $0.2 million, respectively. These errors, both individually and in aggregate, were not material to prior years’ consolidated financial statements and the impact of correcting this error in the current year is not material to the Company’s full year consolidated financial statements.
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. Construction in progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $3.5 million in 2011, $3.4 million in 2010, $3.9 million in 2009 and interest totaling $2.0 million in 2011, $10.4 million in 2010, and $8.9 million in 2009 were capitalized related to development of certain Properties and land holdings.

During the years ended December 31, 2011, 2010 and 2009, the Company's internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of salaries (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2011	2010	2009
Development	$—	$2,331	$1,772
Redevelopment	—	127	398
Tenant Improvements	3,539	940	1,757
Total	$3,539	$3,398	$3,927
Impairment or Disposal of Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will dispose of properties to meet its liquidity needs or for other strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair value.
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
During the Company’s impairment review for the years ended December 31, 2011 and 2010, the Company determined that no impairment charges were necessary. For the year ended December 31, 2009, the Company determined that one of its properties, during testing for impairment under the held and used model, had a historical cost greater than the probability-weighted undiscounted cash flows. Accordingly, the recorded amount was reduced to an amount equal to management’s estimate of the then current fair value. This property was sold in the second quarter of 2009.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development amounting to $7.7 million as of December 31, 2011.
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
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2011 and 2010, no tenant represented more than 10% of accounts receivable and accrued rent receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.4 million and $12.1 million in 2011, respectively and $3.7 million and $11.6 million in 2010, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIE’s) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of VIEs. Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.
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
Other Assets
Other assets is comprised of the following as of December 31, 2011 (in thousands):

	December 31,
	2011	2010
Prepaid Ground Rent	$7,615	$7,704
Prepaid Real Estate Taxes	7,983	7,648
Rent inducements, net	7,572	6,262
Cash surrender value of life insurance	9,261	8,128
Restricted cash	2,528	4,029
Marketable securities	2,366	2,614
Prepaid insurance	2,589	2,432
Furniture, fixtures and equipment	634	1,613
Deposits on future settlements	3,884	2,035
Others	8,726	12,232
Total	$53,158	$54,697
Notes Receivable
As of December 31, 2011, notes receivable included a $7.2 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $0.5 million loan (due in 2015) that bears interest at 10%, and a $23.4 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual.

The $23.4 million notes receivable is related to the sale of the two Trenton properties in 2009 and is presented net of the $12.9 million deferred gain in accordance with the accounting standard for installment sales (the “Trenton Note”). The Company expects to receive $27.8 million at maturity of the Trenton Note including the difference between the cash payments and the stated accrual rate.
The Company periodically assesses the collectability of the notes receivable in accordance with the accounting standard for loan receivables. The Company's $7.2 million outstanding purchase money mortgage note as mentioned above was extended to a buyer (the “Borrower”) of its parcel of land in Newtown, Pennsylvania in December 2006. During 2011, the Borrower, who is developing a residential community, defaulted on the note and as a result, a forbearance agreement was entered into between the Company and the Borrower. The Borrower also entered into another forbearance agreement with a third party senior creditor bank related to its own loan. The forbearance agreement between the Company and the Borrower outlined the repayment terms of the outstanding debt and the payment of accrued interest by the Borrower and included, among other things, the metrics for selling and settling on home sales over an agreed period of time. With the inherent credit risk in collecting interest from the note, as provided in the forbearance agreement, the Company will provide a full allowance for any accrued interest receivable. The Company has determined that the loan modification as discussed above represents a troubled debt restructuring since the Borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts and that a concession was granted in the form of the forbearance agreements. Construction has already recommenced while loan repayments are scheduled to start in 2012. The Company believes that based on terms of the forbearance agreement, the total note will be fully paid by 2014. At December 31, 2011, the Company assessed the status of the metrics outlined in the forbearance agreement and determined that the Borrower will have difficulty meeting its sales targets for the first quarter of 2012. The Borrower provided the Company and the third party senior creditor bank with expected future cash flows analysis showing its ability to meet its sales targets in 2012 to avoid being in default. The Company and the third party senior creditor bank allowed the Borrower to operate under the cash flow assumptions without amending the forbearance agreements. Given the current circumstances, the Company performed an impairment assessment of its note using the expected cash flow information provided by the Borrower and obtained third party documentation to support the assumptions used by the Borrower. The key assumptions used in the cash flow analysis included the revenue per home built; the cost to construct; the general and administrative expenses incurred to operate the business and sell homes; and the absorption assumptions used to determine the rate of home sales. The Company has determined based on the results of its probability weighted cash flow analysis that, as of December 31, 2011, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of December 31, 2011. However, it is still possible that the terms of the forbearance agreement may not be met due to non-performance by the Borrower of the conditions set forth in the said agreement or due to further deterioration in the housing market and could cause a loan loss of the Company's note receivable which could be material to its consolidated results of operations.
As of December 31, 2010, notes receivable included a $7.4 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $0.8 million loan (due in 2015 including accrued interest) that bears interest at 10%, and a $22.9 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. See related discussion about the Trenton Note above. In December 2010, the Company also extended a loan to one of its unconsolidated Real Estate Venture partners. The said loan bears interest at 10% and will be due including the accrued interest in 2015.
On December 29, 2010, the Company foreclosed on one of its note receivables amounting to $2.8 million (See Note 3 for related discussion). Except for the default on the purchase money mortgage in the current year as discussed above and the foreclosure of note receivables in the prior year, there were no other collectability issues noted as of December 31, 2011 and 2010.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $17.9 million in 2011, $10.9 million in 2010, and $6.4 million in 2009. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.4 million in 2011, $2.8 million in 2010, and $2.7 million in 2009. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.6 million in 2011, $1.5 million in 2010, and $1.8 million in 2009.
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
During 2011, the Company recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue by $0.5 million during the current year and in the understatement of total revenue by $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment in the current year.
No tenant represented greater than 10% of the Company’s rental revenue in 2011, 2010 or 2009.
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
The tax basis of the Parent Company’s assets was $4.5 billion as of December 31, 2011 and 2010, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2011, 2010, or 2009.
The Parent Company may elect to treat one or more of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.
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
The tax basis of the Operating Partnership’s assets was $4.5 billion as of December 31, 2011 and 2010, respectively.
The Operating Partnership is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Operating Partnership’s ordinary income and (b) 95% of the Operating Partnership’s net capital gain exceeds cash distributions and certain taxes paid by the Operating Partnership. No excise tax was incurred in 2011, 2010, or 2009.
The Operating Partnership may elect to treat one or more of its subsidiaries as REITs under Sections 856 through 860 of the Code. Each subsidiary REIT has met or intends to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Code, and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
The Operating Partnership has elected to treat several of its subsidiaries as taxable TRSs, which are subject to federal, state and local income tax.
Earnings Per Unit
Basic earnings per unit is calculated by dividing income allocated to common units by the weighted-average number of units outstanding during the period. Diluted earnings per unit includes the effect of common unit equivalents outstanding during the period.
Treasury Shares
The Company accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to the cumulative earnings of the Company using the FIFO basis. As of December 31, 2011, none of the treasury shares remained outstanding. As of December 31, 2010, the total number of treasury shares outstanding was 116,679 shares.
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2011, 5,789,202 common shares remained available for future awards under the 1997 Plan (including 3,971,774 shares available solely for options and share appreciation rights). Through December 31, 2011, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $6.4 million during 2011, of which $1.5 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company recognized stock-based compensation expense of $6.1 million and $5.3 million during 2010 and 2009, of which $1.3 million and $0.8 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using:
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring
Assets:
Available-for-Sale Securities	$—	$—	$—	$—

Liabilities:
Interest Rate Swaps	$3,886	$—	$3,886	$—
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using:
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Recurring
Assets:
Available-for-Sale Securities	$248	$248	$—	$—
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
There were no items that were accounted for at fair value on a non-recurring basis as of December 31, 2011.
Accounting Pronouncements Adopted During 2011

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company's adoption of the new standard will not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.

In May 2011, the FASB issued amendments to the accounting standard for fair value measurements and disclosures. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011. The Company's adoption of the new standard will not have a material impact on its consolidated financial position or results of operations.
In December 2010, the FASB issued a new accounting standard for the disclosure of supplementary pro-forma information for business combinations. This guidance clarifies that the disclosure of supplementary pro-forma information for business combinations should be presented such that revenues and earnings of the combined entity are calculated as though the relevant business combinations that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. The guidance also seeks to improve the usefulness of the supplementary pro-forma information by requiring a description of the nature and amount of material, non-recurring pro-forma adjustments that are directly attributable to the business combinations. This new standard is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company's adoption of this new standard did not have a material impact on its consolidated financial position or results of operations.

3.	REAL ESTATE INVESTMENTS
As of December 31, 2011 and 2010, the gross carrying value of the Company’s Properties was as follows (in thousands):

	December 31,
	2011	2010
Land	$677,891	$697,724
Building and improvements	3,631,388	3,693,579
Tenant improvements	483,801	442,808
	$4,793,080	$4,834,111

Acquisitions and Dispositions
2011

Brandywine-AI Venture

On December 20, 2011, the Company formed a joint venture, Brandywine - AI Venture LLC, (the "Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. The Company and Current Creek each own a 50% interest in the Venture. The Venture owns three office properties, which the Company to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet of and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland. Concurrent with the Company's contribution of the three properties to the Venture, Current Creek contributed approximately $32.2 million (net of closing costs and customary prorations) to the capital of the Venture and the Venture closed on non-recourse fixed rate mortgage loans in the aggregate amount of $90.0 million, secured by mortgages on each of the three properties. The mortgage loans have a weighted-average maturity of 7.4 years and bear interest at a weighted average rate of 4.4%. The Venture transferred the properties to the Venture based on a $156.0 million valuation. Upon formation of the Venture, the Company received $120.1 million of aggregate proceeds from these transactions net of $2.9 million of transaction and venture formation costs. The Company used the net proceeds to reduce its outstanding indebtedness under its Prior Credit Facility and for general corporate purposes.

Based on facts and circumstances at Venture formation, the Company has determined that the Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation to determine if it will consolidate the Venture. Based on the provisions within the joint venture agreement, the Company and Current Creek have shared control rights and the Company does not have exclusive control over the properties. Since control is shared, 3130 Fairview Park and 7101 Wisconsin Avenue were deconsolidated by the Company and are accounted for under the equity method of accounting. The Company recorded a net loss on partial sale of $0.1 million related to these two office properties which is included as part of the loss on venture formation in the Company's consolidated statements of operations together with the related $0.1 million basis adjustment on the Company's equity method investment in the Venture. As of December 31, 2011, the carrying amount of the Company's equity investment in this Venture amounted to $24.7 million.

The Company will continue to maintain a regional management and leasing office in 3141 Fairview Park. Consistent with the other two properties, financial control is shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease maintained by the Company at 3141 Fairview Park and its 50% ownership interest in the Venture results in the Company having continued involvement that will require the property and its related operations to be consolidated by the Company under the financing method. The Company recorded a mortgage debt of $22.0 million and a $7.5 million financing obligation as part of other liabilities in the Company's balance sheet representing the cash it received from the Venture related to this transaction. The Company recognized a nominal amount of interest expense related to the other partner's portion of the property's operation, from Venture formation through December 31, 2011. As of December 31, 2011, the balance of the financing obligation amounted to $7.5 million.

The Company's continuing involvement with the properties through its interest in the Venture and its management and leasing activities represents a significant continuing involvement in the properties. Accordingly, under the accounting standard for reporting discontinued operations, the Company has determined that the loss on partial sale and the operations of the properties should not be included as part of discontinued operations in its consolidated statements of operations.
Acquisitions
On August 12, 2011, the Company acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of a note receivable amounting to $18.8 million under which the said property was encumbered. The Company obtained the note receivable from a third party on August 2, 2011 which was funded through an advance under its Credit Facility and with available corporate funds. The office property contains 192,707 of net rentable square feet and is currently 57.2% leased as of December 31, 2011. The Company recognized $0.3 million of transaction costs to acquire the office property which is included as part of general and administrative expenses in the Company's consolidated statements of operations. On the acquisition date of the office property, the total purchase price was allocated as follows: $21.4 million to building, $12.0 million to intangible assets and $14.4 million to below market lease liabilities assumed. The Company also acquired other assets of $0.2 million and assumed certain liabilities of $0.4 million.
On March 28, 2011, the Company acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties are 100% leased as of December 31, 2011. The Company funded the acquisition price through an advance under its Credit Facility and with available corporate funds. The Company recognized a nominal amount of acquisition related costs, which are included as part of general and administrative expenses in the Company's consolidated statements of operations.

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company funded the cost of this acquisition with available corporate funds and a draw on its Credit Facility. The Company capitalized $0.5 million of acquisition related and other costs as part of land inventory on its consolidated balance sheet. On December 29, 2011, the Company contributed the acquired property into a newly formed real estate venture known as Brandywine 1919 Market Ventures (the "1919 Ventures") in return for a 50% general partner interest in the venture. 1919 Ventures is expected to construct a mixed-use development property in the city of Philadelphia. The Company has determined that 1919 Ventures is a VIE due to insufficient equity at the date of formation. It was also determined that the Company will not consolidate 1919 Ventures as both partners have shared power in the venture. Prior to the formation of 1919 Ventures, the Company received $4.9 million from the other partner in anticipation of the real estate venture formation. The amount received was accounted for as a distribution from 1919 Ventures and accordingly reduced the Company's equity investment in the venture in the Company's consolidated balance sheet as of December 31, 2011.
Dispositions

On November 22, 2011, the Company sold 442 Creamery Way, a 104,500 net rentable square feet office property located in Exton, PA, for a sales price of $7.4 million. The property was 100.0% occupied as of the date of sale.

On October 28, 2011, the Company sold two office properties (Five Greentree and Lake Center II) containing a total of 206,243 net rentable square feet located in Marlton, NJ for an aggregate sales price of $22.8 million. Five Greentree and Lake Center II were 92.2% and 47.8% occupied, respectively, as of the date of sale.
On October 14, 2011, the Company sold an undeveloped parcel of land in Dallas, Texas containing six acres of land for $0.6 million.
On June 27, 2011, the Company sold Three Greentree Center, a 69,300 net rentable square feet office property located in Marlton, New Jersey, for a sales price of $5.9 million. The property was 13.9% occupied as of the date of sale.
During the first quarter of the 2011, the Company recognized a $2.8 million net gain upon the sale of its remaining 11% ownership interest in three properties which it partially sold to one of its unconsolidated Real Estate Ventures in December 2007. The Company had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, the Company exercised the put/call and transferred full ownership in the three properties to the Real Estate Venture. Accordingly, the Company's direct continuing involvement through its 11% interest in the properties ceased as a result of the transfer of the ownership interest. The Company has also presented the gain as part of its continuing operations in its consolidated statements of operations because of its prior significant continuing involvement with the properties through its interest in the unconsolidated Real Estate Venture and its management and leasing activities at the properties.
2010
Acquisitions
On August 5, 2010, the Company acquired a 53 story Class A office tower at 1717 Arch Street (“Three Logan Square”) in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, from BAT Partners, L.P. Three Logan Square contains approximately 1.0 million of net rentable square feet and is 67.2% leased as of December 31, 2011. The Company acquired Three Logan Square for approximately $129.0 million funded through a combination of $51.2 million in cash and the issuance of 7,111,112 units of limited partnership interest in the Operating Partnership designated as “Class F (2010) Units.” The Class F (2010) Units did not accrue any dividends and were not entitled to allocations of income or loss prior to August 5, 2011, the first anniversary of the closing. Total cash paid after the assumption of security deposit obligations of existing tenants in the property of $0.9 million amounted to $50.3 million. The assumed security deposit obligation is included in other liabilities in the Company’s consolidated balance sheets.The Company funded the cash portion of the acquisition price through an advance under its Prior Credit Facility and with available corporate funds.
For purposes of computing the total purchase price, the Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date of $11.54 less the annual dividend rate per share of $0.60 to reflect that these units do not begin to accrue a dividend prior to August 5, 2011. The Class F (2010) Units were subject to redemption at the option of the holder after the first anniversary of the acquisition. The Operating Partnership had the option to satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares. On

December 23, 2011, the Operating Partnership satisfied in full BAT Partners, L.P.'s tender for redemption of all 7,111,112 of the Class F (2010) Units through the issuance of 7,111,112 of the Parent Company's common shares.
The Company accounted for the acquisition using the acquisition method of accounting. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price is allocated as follows (in thousands):

August 5,
2010
Building and tenant improvements	$98,188
Intangible assets acquired	28,856
Below market lease liabilities assumed	(683)
Total	$126,361

Intangible assets acquired and intangible liabilities assumed consist of the following (in thousands):

	August 5, 2010	Weighted Average Amortization Period (in years)
Intangible assets:
In-place lease value	$13,584	3
Tenant relationship value	8,870	5
Above market tenant leases acquired	895	1
Below market ground lease acquired	5,507	82
Total	$28,856	23
Intangible liabilities:
Below market leases acquired	$683	1

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

	December 31,
	2010	2009
	(unaudited)
Pro forma revenues	$582,642	$604,440
Pro forma income (loss) from continuing operations	(29,000)	7,890
Pro forma net income (loss) available to common shareholders	(24,940)	2,306
Earnings per common share from continuing operations:
Basic — as reported	$(0.29)	$(0.04)
Basic — as pro forma	$(0.28)	$—
Diluted — as reported	$(0.29)	$(0.04)
Diluted — as pro forma	$(0.28)	$—
Earnings per common share:
Basic — as reported	$(0.19)	$—
Basic — as pro forma	$(0.19)	$0.02
Diluted — as reported	$(0.19)	$—
Diluted — as pro forma	$(0.19)	$0.02
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
Dispositions
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
As of December 31, 2011, the Company had an aggregate investment of approximately $115.8 million in its 18 actively operating unconsolidated Real Estate Ventures. The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of December 31, 2011, 15 of the Real Estate Ventures own 52 office buildings that contain an aggregate of approximately 6.7 million net rentable square feet, two Real Estate Ventures own four acres of undeveloped land and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.

The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 65%, subject to specified priority allocations in certain of the Real Estate Ventures.
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
The Company’s investment in Real Estate Ventures as of December 31, 2011 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2011 was as follows (in thousands):

	Ownership Percentage (a)	Carrying Amount	Company’s Share of 2011 Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity
Broadmoor Austin Associates	50%	$66,150	$197	$66,810	7.04%	Apr-2023
Brandywine-AI Venture LLC (b)	50%	24,670	(278)	68,000	(b)	(b)
Macquarie BDN Christina LLC	20%	6,168	875	60,000	4.50%	June-2016
One Commerce Square (c)	25%	5,100	242	128,529	5.67%	Dec-15
Brandywine 1919 Ventures (d)	50%	4,882	—	—	N/A	N/A
Two Commerce Square (c)	25%	3,415	224	107,112	6.30%	May-13
1000 Chesterbrook Blvd.	50%	1,745	245	26,000	4.75%	Dec-21
Four Tower Bridge (e)	65%	1,360	702	10,870	5.20%	Feb-21
G&I Interchange Office LLC (DRA — N. PA) (f)	20%	1,239	76	181,967	5.78%	Jan-15
Residence Inn Tower Bridge	50%	481	433	14,261	5.63%	Feb-16
PJP VII	25%	472	190	8,072	L+1.55%	Nov-13
PJP V	25%	361	116	5,789	6.47%	Aug-19
PJP II	30%	300	138	4,263	6.12%	Nov-23
Six Tower Bridge (e)	63%	201	126	12,599	7.79%	Aug-12
Two Tower Bridge	35%	134	(364)	13,482	(g)	(g)
Seven Tower Bridge	20%	105	—	11,182	(h)	(h)
PJP VI	25%	31	67	8,834	6.08%	Apr-23
Eight Tower Bridge	3.4%	—	583	—
Coppell Associates (e)	50%	(1,007)	(139)	18,060	(i)	(i)
Five Tower Bridge		—	60
Invesco, L.P.		—	282
		$115,807	$3,775	$745,830

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(b)	See Note 3 for related discussion about the Brandywine-AI Venture, LLC formation.

(c)
During November, 2010, the Company acquired a 25% interest in two partnerships which own One and Two Commerce Square buildings in Philadelphia, PA. The other partner holds the remaining 75% interest in each of the two partnerships. In accordance with the accounting guidance for joint ventures, the Company is currently recognizing its preferred return from the real estate ventures as income on its invested capital. After the other partner has recognized the losses equal to its invested capital, the Company will begin to recognize its share from the results of the real estate ventures in proportion to its ownership interests.

(d)	See Note 3 for related discussion about the Brandywine 1919 Market Ventures formation.

(e)	As a result of the adoption of the new accounting standard for the consolidation of variable interest entities, the Company deconsolidated these three real estate ventures as of January 1, 2010.

(f)
Proceeds received by the Company from the sale of an 80% ownership stake in the properties exceeded the historical cost of those properties. Accordingly, no investment in the real estate venture was reflected on the balance sheet at period end.

(g)
Consists of a $10.1 million fixed rate mortgage with a 5.72% interest rate and May 2013 maturity date; also includes $3.4 million municipal and state borrowings with nominal interest rates (0 — 1%) and maturity dates from 3 to 10 years.

(h)
Comprised of two fixed rate mortgages: $7.0 million and $1.0 million. Both mature in February 2013 and accrue interest at a fixed rate of 4% through February 2012, and 5% through February 2013. The total loan amount of $11.2 million as presented above also includes a 3% fixed rate loan (interest only through maturity) with a balance of $1.2 million as of December 31, 2011. This loan can be increased up to $1.3 million through its maturity date of September 2025. The remaining $2.0 million of the total amount features a 4% fixed rate with interest only through its maturity date of February 2014.

(i)
Comprised of two fixed rate mortgages: a senior fixed rate note of $16.4 million at 5.75% that matures in March 2016 and a junior fixed rate note of $1.6 million at 6.89% that matures in December 2013; 5.89% is the blended rate.

The following is a summary of the financial position of the unconsolidated Real Estate Ventures in which the Company had investment interests as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Net property	$846,643	$804,705
Other assets	110,520	105,576
Other Liabilities	48,798	44,509
Debt	745,830	748,387
Equity	162,535	117,385
Company’s share of equity (Company’s basis)	115,807	84,372

The following is a summary of results of operations of the unconsolidated Real Estate Ventures in which the Company had interests as of December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011 (a)	2010 (a)	2009
Revenue	$145,867	$118,923	$105,236
Operating expenses	63,715	44,942	38,691
Interest expense, net	42,032	37,505	30,858
Depreciation and amortization	39,172	32,703	36,700
Net income	948	3,773	(1,012)
Company’s share of income (Company’s basis)	3,775	5,305	4,069

(a) -	Includes the three real estate ventures that were deconsolidated upon the adoption of the accounting standard for the consolidation of VIEs on January 1, 2010.

As of December 31, 2011, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2011	$24,228
2012	143,705
2013	13,809
2014	306,051
2015	97,215
Thereafter	160,822
$745,830

As of December 31, 2011, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a certain Real Estate Venture. The Company also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5.	DEFERRED COSTS
As of December 31, 2011 and 2010, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2011
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$140,772	$(50,990)	$89,782
Financing Costs	38,929	(13,349)	25,580
Total	$179,701	$(64,339)	$115,362

	December 31, 2010
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$123,724	$(43,930)	$79,794
Financing Costs	37,257	(10,934)	26,323
Total	$160,981	$(54,864)	$106,117

During 2011, 2010 and 2009, the Company capitalized internal direct leasing costs of $6.6 million, $6.2 million and $5.3 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2011 and 2010, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2011
	Total Cost	Accumulated Amortization	Intangibles, net
In-place lease value	$91,426	$(55,498)	$35,928
Tenant relationship value	72,813	(45,114)	27,699
Above market leases acquired	12,744	(5,856)	6,888
Total	$176,983	$(106,468)	$70,515

Below market leases acquired	$75,685	$(40,579)	$35,106

	December 31, 2010
	Total Cost	Accumulated Amortization	Intangibles, net
In-place lease value	$108,456	$(63,010)	$45,446
Tenant relationship value	95,385	(52,113)	43,272
Above market leases acquired	18,319	(9,575)	8,744
Total	$222,160	$(124,698)	$97,462

Below market leases acquired	$67,198	$(37,965)	$29,233

For the years ended December 31, 2011, 2010, and 2009, the Company wrote off through the acceleration of amortization approximately $7.4 million, $1.5 million and $2.4 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2011, the Company accelerated amortization of approximately $0.2 million of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2010, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2009, the Company accelerated amortization of approximately $0.4 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2011, the Company’s annual amortization for its intangible assets/liabilities is as follows (in thousands, assumes no early terminations):

	Assets	Liabilities
2012	$20,457	$6,826
2013	12,457	6,312
2014	9,606	4,745
2015	7,207	2,597
2016	4,565	1,704
Thereafter	16,223	12,922
Total	$70,515	$35,106

7.	DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2011 and 2010 (in thousands):

Property / Location	December 31, 2011	December 31, 2010	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Arboretum I, II, III & V	$—	$20,386	7.59%	(a)	Jul-11
Midlantic Drive/Lenox Drive/DCC I	—	56,514	8.05%	(b)	Oct-11
Research Office Center	—	39,145	5.30%	(c), (d)	Oct-11
Concord Airport Plaza	—	34,494	5.55%	(d), (e)	Jan-12
Newtown Square/Berwyn Park/Libertyview	56,538	58,102	7.25%		May-13
Southpoint III	1,887	2,597	7.75%		Apr-14
Tysons Corner	94,882	96,507	5.36%	(d)	Aug-15
Two Logan Square	89,800	89,800	7.57%		Apr-16
One Logan Square	—	60,000	4.50%	(f)	Jul-16
Fairview Eleven Tower	22,000	—	4.25%		Jan-17
IRS Philadelphia Campus	202,905	208,366	7.00%		Sep-30
Cira South Garage	44,379	46,335	7.12%		Sep-30
Principal balance outstanding	512,391	712,246
Plus: unamortized fixed-rate debt premiums (discounts), net	(1,330)	(457)
Total mortgage indebtedness	$511,061	$711,789
UNSECURED DEBT:
$345.0M 3.875% Guaranteed Exchangeable Notes due 2026	—	59,835	5.50%	(g)	Oct-11
Bank Term Loan	37,500	183,000	LIBOR+0.80%	(h)	Jun-12
Credit Facility	275,500	183,000	LIBOR+0.725%	(h)	Jun-12
$300.0M 5.750% Guaranteed Notes due 2012	151,491	175,200	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	242,681	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	227,329	250,000	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	—	5.14%		Apr-18
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR+1.25%		Jul-35
Principal balance outstanding	1,888,111	1,722,326
Less: unamortized exchangeable debt discount	—	(906)
unamortized fixed-rate debt discounts, net	(5,177)	(2,763)
Total unsecured indebtedness	$1,882,934	$1,718,657
Total Debt Obligations	$2,393,995	$2,430,446

(a)	On April 1, 2011, the Company prepaid the remaining balance of the loan without penalty.

(b)	On June 3, 2011, the Company prepaid the remaining balance of the loan without penalty.

(c)
On June 30, 2011, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.3 million related to this loan was included as part of the gain (loss) on early extinguishment of debt in the Company's consolidated statement of operations during the current year.

(d)	These loans were assumed upon acquisition of the related properties. The interest rates reflect the market rate at the time of acquisition.

(e)
On September 1, 2011, the Company prepaid the remaining balance of the loan without penalty. The unamortized fixed-rate debt premium of $0.2 million related to this loan was included as part of the gain (loss) on early extinguishment of debt in the Company's consolidated statement of operations during the year.

(f)	This mortgage was subject to an interest rate floor of 4.50% on a monthly basis. On July 11, 2011, the Company prepaid the balance of the loan without penalty.

(g)
On October 20, 2011, holders representing $59.5 million of the outstanding Exchangeable Notes exercised their right to cause the Company to redeem their notes at par plus accrued and unpaid interest leaving an outstanding balance of $0.4 million. On December 8, 2011, the Company redeemed the remaining balance of the Exchangeable Notes pursuant to its right under the indenture agreement (see related discussion below).

(h)
On March 31, 2011, the maturity dates of the Bank Term Loan and the Credit Facility were extended to June 29, 2012 from June 29, 2011. On June 29, 2011, the Company paid a total extension fee amounting to $1.2 million which is equal to 15 basis points of the outstanding principal balance of the Bank Term Loan and of the committed amount under the Credit Facility. The extension of the maturity dates was at the Company's option under the Bank Term Loan and the Credit Facility agreements. There were no changes in the terms and conditions of the loan agreements as a result of the maturity date extensions. On December 15, 2011, the Company entered into binding agreements for lender commitments related a new $600.0 million four -year unsecured credit facility (the "New Credit Facility") and three unsecured term loans in the same aggregate amount of $600.0 million (collectively, the “New Term Loans”), consisting of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. Please see below for a related discussion regarding the New Credit Facility and Term Loans.

During 2011, 2010 and 2009, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.72%, 6.59% and 6.45%, respectively. As of December 31, 2011 and 2010, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $678.0 million and $989.8 million, respectively.
During the year ended December 31, 2011, the Company repurchased $106.2 million of its outstanding unsecured Notes in a series of transactions which are summarized in the table below (excluding accrued interest, in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2011 3.875% Notes	$59,835	$59,835	$—	$—
2012 5.750% Notes	24,749	23,709	868	32
2015 7.500% Notes	25,140	22,671	2,396	120
	$109,724	$106,215	$3,264	$152

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not, by itself incur indebtedness.

The Company utilizes its unsecured revolving credit facility (the Credit Facility) borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the Credit Facility in place at December 31, 2011 was June 29, 2012. The per annum variable interest rate on the outstanding balances was LIBOR plus 0.725%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of December 31, 2011, the Company had $275.5 million of borrowings, and $2.5 million in letters of credit outstanding, leaving $322.0 million of unused availability under the Credit Facility. During the years ended December 31, 2011 and 2010, the weighted-average interest rate on Credit Facility borrowings was 0.99% and 1.03%, respectively. As of December 31, 2011 and 2010, the weighted average interest rate on the Credit Facility was 1.01% and 1.02%, respectively.
The Credit Facility requires the maintenance of ratios related to minimum net worth, debt-to-total capitalization and fixed charge coverage and includes non-financial covenants. The Company was in compliance with all financial covenants as of December 31, 2011.
The Company entered into binding agreements for lender commitments related to a New Credit Facility and New Term Loans as mentioned above. The Company closed on the New Credit Facility and Term Loans on February 1, 2012 and used the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, its existing Credit Facility and the Bank Term Loan, both of which were scheduled to mature on June 29, 2012.
The Company has the option to increase the amounts available to be advanced under the New Credit Facility, the $150.0 million three-year term loan, and the $250.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity dates of each of the New Credit Facility, the $150.0 million three-year term loan and the $250.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. The $150.0 million three-year term and the $250.0 million four-year term loans can be prepaid by the Company at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty ranging from 3.00% a year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter.
The spread to LIBOR for LIBOR-based loans under the New Credit Facility and New Term Loans will depend on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150, 175, 175 and 190 basis points under the New Credit Facility, the $150.0 million three-year term loan, the $250.0 million four-year term loan and the $200.0 million seven-year term loan, respectively. At the Company's option, loans under the New Credit Facility and New Term Loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The New Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average for its full term, the rate on $300.0 million of notional principal for the other loans at rates in a range of 2.470% to 2.910% for periods of three to five years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of December 31, 2011.
The New Credit Facility and New Term Loans contain financial and operating covenants and restrictions.
The Company accounted for its outstanding 3.875% Guaranteed Exchangeable Notes in accordance with the accounting standard for convertible debt instruments. The accounting standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The accounting standard requires the initial proceeds from the Company’s issuance of the 3.875% Guaranteed Exchangeable Notes to be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of a similar nonconvertible debt that could have been issued by the Company at such time. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding (i.e. through the first optional redemption date).
On December 8, 2011, the Company redeemed the remaining balance of the 3.875% Exchangeable Notes pursuant to its right under the indenture agreement. The principal amount outstanding of the 3.875% Guaranteed Exchangeable Notes was $59.8 million at December 31, 2010. The carrying amount of the equity component is $24.4 million and is reflected within additional paid-in capital in the Company’s consolidated balance sheets. The debt discount was fully amortized through October 15, 2011. The unamortized debt discount was $0.9 million at December 31, 2010. The effective interest rate at December 31, 2010 was 5.5%. The Company recognized contractual coupon interest of $1.9 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively. In addition, the Company recognized interest on amortization of debt discount of $0.9 million and $1.6 million during the years ended December 31, 2011 and 2010, respectively. There were no debt discount write-offs resulting from debt repurchases for the year ended December 31, 2011. Debt discount write-offs resulting from debt repurchases amounted to $2.0 million for the years ended December 31, 2010.
On August 26, 2010, the Company received $254.0 million of gross proceeds from a $256.5 million forward financing commitment it obtained on June 29, 2009. The Company paid a $17.7 million commitment fee in connection with this commitment. The loan proceeds, together with the commitment fee, had been escrowed with an institutional trustee pending the completion of the development of the IRS Philadelphia Campus and the Cira South Garage as well as the commencement of the leases at these facilities. The financing consists of two separate loans of $209.7 million secured by the IRS Philadelphia Campus and $46.8 million secured by the Cira South Garage. The lender held back $2.5 million of the loan proceeds pending the completion of certain conditions related to the IRS Philadelphia Campus and Cira South Garage. As of December 31, 2011, the Company has received $2.1 million of the total amounts held back. The loans are non-recourse and are secured by the IRS Philadelphia Campus and Cira South Garage, respectively. The loans bear interest of 5.93% per annum with interest only through September 10, 2010 and thereafter require principal and interest monthly payments through its maturity in September 2030. As of December 31, 2011, total financing costs related to this transaction amounted to $19.9 million which is included as part of the deferred costs in the Company’s consolidated balance sheet and will be amortized over the 20 year term of the loans using the effective interest rate method. The total financing costs included the commitment fee which was reduced to $16.0 million after the receipt of a refund resulting from the overpayment made on the commitment fee of $1.7 million. Other related transaction costs included as part of total financing costs amounted to $3.8 million. The Company used the loan proceeds to reduce borrowings under its Credit Facility and for general corporate purposes.

As of December 31, 2011, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2012	$476,889
2013	66,806
2014	254,787
2015	327,225
2016	347,065
Thereafter	927,730
Total principal payments	2,400,502
Net unamortized premiums/(discounts)	(6,507)
Outstanding indebtedness	$2,393,995

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2011 and 2010, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the Consolidated Balance Sheets at December 31, 2011 and 2010 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2011			December 31, 2010
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Mortgage payable, net of premiums	$512,391		$545,784	$712,246		$726,348
Unsecured notes payable, net of discounts	$1,496,501		$1,555,633	$1,277,716		$1,338,743
Variable Rate Debt Instruments	$391,610		$380,786	$444,610		$432,556
Notes Receivable	$31,157	(a)	$32,756	$31,216	(a)	$28,921

(a)
For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of the two Trenton properties in 2009 accounted for under the accounting standard for installment sales.

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
Risks and Uncertainties
Significantly challenging and sluggish economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through 2012 and possibly beyond as the current economic climate negatively impacts tenants in the Properties. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.

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
The Company was in compliance with all financial covenants as of December 31, 2011. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down and continued crisis in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lender would not provide a waiver, it could result in an event of default.
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

The following table summarizes the terms and fair values of the Company's derivative financial instruments as of December 31, 2011. The Company has no existing derivative financial instruments at December 31, 2010. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount	Strike	Trade Date	Maturity Date	Fair value
Swap	Interest Rate	Cash Flow	(a)	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$2,820
Swap	Interest Rate	Cash Flow	(a)	127,000	2.702%	December 9-13, 2011	February 1, 2016	340
Swap	Interest Rate	Cash Flow	(a)	50,000	2.470%	December 13, 2011	February 1, 2015	65
Swap	Interest Rate	Cash Flow	(a)	23,000	2.513%	December 7-12, 2011	May 1, 2015	27
Swap	Interest Rate	Cash Flow	(a)	27,062	2.750%	December 21, 2011	September 30, 2017	244
Swap	Interest Rate	Cash Flow	(a)	25,774	3.300%	December 22, 2011	January 30, 2021	390
				$452,836				$3,886
(a) Hedging unsecured variable rate debt.

On March 31, 2011, in anticipation of the offering of $325.0 million of 4.95% unsecured guaranteed notes due April 15, 2018, the Company also entered into seven intra-day treasury lock agreements. The treasury lock agreements were designated as cash flow hedges on interest rate risk and qualified for hedge accounting. The total notional amount of the treasury lock agreements was $230.0 million with an expiration of seven years at treasury rates of 2.891%, 2.873%, and 2.858% and a fair value of $0.6 million at March 31, 2011. The agreements were settled on the day we completed the debt offering at a total cost of $0.6 million. This cost was recorded as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and will be amortized over the term of the note.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, in connection with the Company's interest swaps as of December 31, 2011, the intra-day treasury lock agreement that the Company entered into and the interest swaps which matured on October 18, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of the hedges as of December 31, 2011 were included in other liabilities and accumulated other comprehensive income in the Company's consolidated balance sheet , except for the $1.1 million fair value adjustment of the hedges charged as an expense to the consolidated statements of operations during the year ended December 31, 2009, relating to two of its interest rate swaps which were both cash settled in December 2009. The hedging relationship with these swaps ceased upon the Company’s issuance of its unsecured notes on September 25, 2009. Accordingly, changes in the fair value of these interest rate swaps were charged to the consolidated statements of operations until they were cash settled. The Company also recognized a gain of $0.1 million from the ineffectiveness of the hedges during the year ended December 31, 2009 prior to the termination of the hedging relationship.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2011, 2010 and 2009. Recent developments in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default on their leases.

10.	DISCONTINUED OPERATIONS
For the years ended December 31, 2011, 2010 and 2009, income from discontinued operations relates to an aggregate of 19 properties containing approximately 1.6 million net rentable square feet that the Company has sold since January 1, 2009.

The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenue:
Rents	$3,779	$9,363	$19,095
Tenant reimbursements	1,198	3,678	8,453
Termination fees	33	190	—
Other	(50)	70	238
Total revenue	4,960	13,301	27,786
Expenses:
Property operating expenses	1,717	4,641	9,884
Real estate taxes	559	1,816	3,769
Depreciation and amortization	1,431	4,185	7,173
Total operating expenses	3,707	10,642	20,826
Income from discontinued operations before gain on sale of interests in real estate	1,253	2,659	6,960
Net gain on disposition of discontinued operations	7,264	11,011	1,241
Provision for impairment	—	—	(3,700)
Income from discontinued operations	$8,517	$13,670	$4,501

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
Operating Partnership
As of December 31, 2011 and 2010, the aggregate book value of the non-controlling interest associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet was $33.1 million and $128.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $25.6 million and $115.4 million, respectively.

12.	BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Years ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(13,232)	$(13,232)	$(31,276)	$(31,276)	$3,588	$3,588
Net (loss) income from continuing operations attributable to non-controlling interests	548	548	820	820	58	58
Amount allocable to unvested restricted shareholders	(505)	(505)	(512)	(512)	(279)	(279)
Preferred share dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)
Loss from continuing operations available to common shareholders	(21,181)	(21,181)	(38,960)	(38,960)	(4,625)	(4,625)
Income from discontinued operations	8,517	8,517	13,670	13,670	4,501	4,501
Discontinued operations attributable to non-controlling interests	(332)	(332)	(288)	(288)	(121)	(121)
Discontinued operations attributable to common shareholders	8,185	8,185	13,382	13,382	4,380	4,380
Net loss available to common shareholders	$(12,996)	$(12,996)	$(25,578)	$(25,578)	$(245)	$(245)
Denominator
Weighted-average shares outstanding	135,444,424	135,444,424	131,743,275	131,743,275	111,898,045	111,898,045
Contingent securities/Stock based compensation	—	—	—	—	—	1,353,246
Total weighted-average shares outstanding	135,444,424	135,444,424	131,743,275	131,743,275	111,898,045	113,251,291
Earnings (loss) per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.16)	$(0.16)	$(0.29)	$(0.29)	$(0.04)	$(0.04)
Discontinued operations attributable to common shareholders	0.06	0.06	0.10	0.10	0.04	0.04
Net loss attributable to common shareholders	$(0.10)	$(0.10)	$(0.19)	$(0.19)	$—	$—

Redeemable limited partnership units totaling 2,698,647 in 2011, 9,902,752 in 2010, and 2,809,108 in 2009 were excluded from the earnings per share computations because their effect would have been antidilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve months ended December 31, 2011, 2010 and 2009, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company's executives and other employees under the 1997 Plan.
Common and Preferred Shares
On December 23, 2011, the Parent Company issued 7,111,112 of its common shares in exchange for an equal number of Class F (2010) Units of the Operating Partnership. The Class F (2010) Units were issued in August 2010 as part of the acquisition of an office property and were subject to redemption at the option of the holder after the first anniversary of the issuance. The Operating Partnership had the option to satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company's common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company's common shares for each unit redeemed. On December 23, 2011, the Operating Partnership satisfied in full BAT Partners, L.P.'s tender for redemption of all 7,111,112 of the Class F (2010) Units through the issuance of 7,111,112 Parent Company's common shares.
On December 13, 2011, the Parent Company declared a distribution of $0.15 per common share, totaling $21.5 million, which was paid on January 19, 2012 to shareholders of record as of January 5, 2012. On December 13, 2011, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of December 30, 2011. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 17, 2012 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who received compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the year ended December 31, 2011, the Parent Company sold 679,285 shares under the Offering Program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through December 31, 2011, the Parent Company has sold 6,421,553 shares under this program resulting in 8,578,447 remaining shares available for sale.
In 2003, the Parent Company issued 2,000,000 7.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) for net proceeds of $48.1 million. The Series C Preferred Shares are perpetual. On or after December 30, 2008, the Parent Company, at its option, may redeem the Series C Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. See Note 13 for related discussion.
In 2004, the Parent Company issued 2,300,000 7.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) for net proceeds of $55.5 million. The Series D Preferred Shares are perpetual. On or after February 27, 2009, the Parent Company, at its option, may redeem the Series D Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. The Parent Company could not redeem Series D Preferred Shares before February 27, 2009 except to preserve its REIT status. See Note 13 for related discussion.
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
The Parent Company did not repurchase any shares during the year-ended December 31, 2011. As of December 31, 2011, the Company may purchase an additional 0.5 million shares under the plan.
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
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Years ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(13,232)	$(13,232)	$(31,276)	$(31,276)	$3,588	$3,588
Net (loss) income from continuing operations attributable to non-controlling interests	—	—	—	—	(30)	(30)
Amount allocable to unvested restricted unitholders	(505)	(505)	(512)	(512)	(279)	(279)
Preferred share dividends	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)	(7,992)
Loss from continuing operations available to common unitholders	(21,729)	(21,729)	(39,780)	(39,780)	(4,713)	(4,713)
Discontinued operations attributable to common unitholders	8,517	8,517	13,670	13,670	4,501	4,501
Net loss available to common unitholders	$(13,212)	$(13,212)	$(26,110)	$(26,110)	$(212)	$(212)
Denominator
Weighted-average units outstanding	145,118,841	145,118,841	137,454,796	137,454,796	114,712,869	114,712,869
Contingent securities/Stock based compensation	—	—	—	—	—	1,353,246
Total weighted-average units outstanding	145,118,841	145,118,841	137,454,796	137,454,796	114,712,869	116,066,115
Earnings (loss) per Common Share:
Loss from continuing operations attributable to common unitholders	$(0.15)	$(0.15)	$(0.29)	$(0.29)	$(0.04)	$(0.04)
Discontinued operations attributable to common unitholders	0.06	0.06	0.10	0.10	0.04	0.04
Net loss attributable to common unitholders	$(0.09)	$(0.09)	$(0.19)	$(0.19)	$—	$—

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2011, 2010, and 2009 earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares.
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
On December 30, 2003, the Operating Partnership issued 2,000,000 Series D Preferred Mirror Units to the Parent Company in exchange for its contribution of the proceeds of its Series C Preferred Shares. The 2,000,000 Series D Preferred Mirror Units outstanding have an aggregate liquidation preference of $50.0 million, or $25.00 per unit. Cumulative distributions on the Series D Preferred Mirror Units are payable quarterly at an annualized rate of 7.50% of the liquidation preference. In the event that any of the Series C Preferred Shares of the Parent Company are redeemed, which may occur at the option of the Parent Company at any time on or after December 30, 2008, then an equivalent number of Series D Preferred Mirror Units will be redeemed.
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
Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (iii) General Partnership Interests which are held by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2011, 2010 and 2009, which was $9.50, $11.65, $11.40, respectively. As of December 31, 2011 and 2010, 2,698,647 and 2,791,640 of Class A Units, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 23, 2011, the Parent Company issued 7,111,112 of its common shares in exchange for an equal number of Class F (2010) Units of the Operating Partnership. The Class F (2010) Units were issued in August 2010 as part of the acquisition of an office property and were subject to redemption at the option of the holder after the first anniversary of the issuance. The Operating Partnership had the option to satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company's common shares (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company's common shares for each unit redeemed. On December 23, 2011, the Operating Partnership satisfied in full BAT Partners, L.P.'s tender for redemption of all 7,111,112 of the Class F (2010) Units through the issuance of 7,111,112 Parent Company's common shares.
On December 13, 2011, the Operating Partnership declared a distribution of $0.15 per Class A common unit, totaling $21.5 million, which was paid on January 19, 2012 to unitholders of record as of January 5, 2012.
On December 13, 2011, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of December 30, 2011. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on January 17, 2012 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the year ended December 31, 2011, the Parent Company has contributed net proceeds of $8.0 million from the sale of 679,285 common shares under its Offering Program to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. From the inception of the Offering Program in March 2010 through December 31, 2011, the Parent Company has sold 6,421,553 shares under this program resulting in 8,578,447 remaining shares available for sale.
The Operating Partnership used the net proceeds from the sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Share Repurchases
The Parent Company did not purchase any shares during the year-ended December 31, 2011 and accordingly, during the year ended December 31, 2011, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

14.	SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION
Stock Options
At December 31, 2011, the Company had 3,599,672 options outstanding under its shareholder approved equity incentive plan. There were 1,311,943 options unvested as of December 31, 2011 and $2.4 million of unrecognized compensation expense associated with these options to be recognized over a weighted average period of 1.5 years. During the years ended December 31, 2011, 2010, and 2009, the Company recognized $1.4 million, $1.0 million, and $0.6 million, respectively, of compensation expense included in general and administrative expense related to unvested options. During the year ended December 31, 2011, the Company has also capitalized $0.4 million of compensation expense as part of the Company's review of employee salaries eligible for capitalization. During the years ended December 31, 2010 and 2009, the Company has capitalized nominal amounts of compensation expense.
Option activity as of December 31, 2011 and changes during the year ended December 31, 2011 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,116,611	$14.56	7.81	$(9,080,625)
Granted	603,241	11.89	9.18	(1,441,746)
Exercised	(120,180)	2.91
Outstanding at December 31, 2011	3,599,672	$14.50	7.20	$(18,015,060)
Vested/Exercisable at December 31, 2011	2,287,729	$17.01	6.59	$(16,912,225)

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the years ended December 31, 2011 and 2010:

Grant Date	March 2, 2011		March 4, 2010
Risk-free interest rate	2.86%		3.03%
Dividend yield	5.01%		6.53%
Volatility factor	48.02%		46.89%
Weighted-average expected life	7	yrs	7	yrs

	Years ended December 31,
	2010			2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at beginning of year	2,404,567	$15.48	8.38	1,754,648	$20.41	8.77
Granted	724,805	11.31	9.18	676,491	2.91	9.25
Forfeited/Expired	(12,761)	2.91	—	(26,572)	20.61	—
Outstanding at end of year	3,116,611	$14.56	7.81	2,404,567	$15.48	8.38
Vested/Exercisable at end of year	1,384,728	$17.63	7.14	616,119	$20.03	7.54

On March 2, 2011, the Compensation Committee of the Company's Board of Trustees awarded 603,241 options to the Company's executives. The options vest ratably over three years and have a ten year term. The vesting of the options is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for options granted on March 2, 2011 means the recipient's voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. On May 24, 2011, the Compensation Committee modified these options in respect of 101,437 shares awarded to one of the Company's executives. The modification, with the said executive's approval, provided additional vesting conditions linked to the Company's total shareholder return, which the Company will determine every year during the vesting period. The implementation of these market conditions did not materially impact total compensation expense expected to be recognized. The modified portion of the options will vest in whole or in part only if the Company's total shareholder return achieves specified targets, subject to vesting upon death, disability, qualifying retirement or a change of control. As of December 31, 2011, none of the Company's executives had met conditions to elect a qualifying retirement.

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Effective October 1, 2011, employees automatically vest in employer contributions. The Company contributions were $0.4 million in 2011, $0.3 million in 2010 and $0.2 million in 2009.
Restricted Share Awards
As of December 31, 2011, 807,291 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2011 was approximately $3.7 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.1 years. The Company recognized compensation expense related to outstanding restricted shares of $3.2 million during the year ended December 31, 2011, of which $0.7 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2010 and 2009, the Company recognized $4.0 million (of which $0.9 million was capitalized) and $3.2 million (of which $0.8 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.
The following table summarizes the Company’s restricted share activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2011	851,278	$10.75
Granted	197,035	11.92
Vested	(237,541)	19.76
Forfeited	(3,481)	11.47
Non-vested at December 31, 2011	807,291	$9.46
On March 2, 2011, the Compensation Committee of the Company's Board of Trustees awarded 174,012 restricted shares to the Company's executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided in the award agreements Plan means the recipient's voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of December 31, 2011, none of the Company's executives had met conditions to elect a qualifying retirement.

Restricted Performance Share Units Plan
On March 2, 2011, March 4, 2010 and April 1, 2009, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 124,293, 120,955 and 488,292 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company's performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2011 (in the case of the March 2, 2011 awards), January 1, 2010 (in the case of the March 4, 2010 awards) and January 1, 2009 (in the case of the April 1, 2009 awards) and that ends on the earlier of December 31, 2013, December 31, 2012 or December 31, 2011 (as applicable) or the date of a change of control, compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index.

If, based on an industry-based index at the end of the measurement period, the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to its peers then the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant's base units. In the case of the April 1, 2009 award, a total of 372,101 shares were determined to be deliverable to award recipients on March 1, 2012. These shares, which all vested on December 31, 2011 (the end of its three year-year measurement period), were also paid cash dividends on January 19, 2012.
On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair values of the 2011 and 2010 awards on the grant dates were $2.0 million, respectively, while the 2009 award was $1.1 million. The fair values of each award are being amortized over the three year cliff vesting period. In the case of the 2011 awards, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 2, 2011 as provided under the 1997 Plan means the recipient's voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of December 31, 2011, none of the Company's executives has met conditions to elect a qualifying retirement.
During the year ended December 31, 2011, the Company recognized total compensation expense for the 2011, 2010 and 2009 awards of $1.7 million related to this plan, of which $0.5 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the year ended December 31, 2010, the Company recognized total compensation expense for both the 2010 and 2009 awards of $1.0 million related to this plan, of which nominal amounts were capitalized.
Outperformance Program
On August 28, 2006, the Compensation Committee of the Parent Company’s Board of Trustees adopted a long-term incentive compensation program (the “outperformance program”) under the 1997 Plan. The outperformance program provided for share-based awards, with share issuances (if any), to take the form of both vested and restricted common shares and with any share issuances contingent upon the Company’s total shareholder return during a three year measurement period exceeding specified performance hurdles. These hurdles were not met and, accordingly, no shares were delivered under the outperformance program and the outperformance program, has terminated in accordance with its terms. The awards under the outperformance program were accounted for in accordance with the accounting standard for stock-based compensation. The aggregate grant date fair values of the awards under the outperformance program, as adjusted for estimated forfeitures, were approximately $5.9 million (with the values determined through a Monte Carlo simulation) and are being amortized into expense over the five-year vesting period beginning on the grant dates using a graded vesting attribution model. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.1 million, $0.4 million and $0.9 million, respectively, of compensation expense related to the outperformance program. The grant date fair value is fully amortized as of December 31, 2011.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2011 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2011, employees made purchases of $0.4 million under the ESPP and the Company recognized $0.1 million of compensation expense related to the ESPP. During the year ended December 31, 2010, employees made purchases of $0.5 million under the ESPP and the Company recognized $0.2 million of compensation expense related to the ESPP. During the year ended December 31, 2009, employees made purchases of $0.4 million under the ESPP and the Company recognized $0.3 million of compensation expense related to the ESPP. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at anytime.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participants’ selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2011, the Company recorded a nominal net decrease in compensation costs in connection with the Plan due to the change in market value of the participant investments in the Plan. For the years ended December 31, 2010 and 2009, the Company recorded a net increase in compensation costs of $1.0 million and $1.5 million, respectively, in connection with the Plan due to the change in market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a future funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the year ended December 31, 2011, the Company recorded a net increase in compensation costs of $0.1 million. For the years ended December 31, 2010 and 2009, the Company recorded a net reduction in compensation costs of $1.0 million and $1.8 million, respectively , in connection with the investments in the Company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not provide for diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common share can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2011 and 2010, 0.3 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

15.	DISTRIBUTIONS

	Years ended December 31,
	2011	2010	2009
Common Share Distributions:
Ordinary income	$0.37	$0.60	$0.60
Capital gain	—	—	—
Non-taxable distributions	0.23	—	—
Distributions per share	$0.60	$0.60	$0.60
Percentage classified as ordinary income	61.67%	100%	100%
Percentage classified as capital gain	—%	—%	—%
Percentage classified as non-taxable distribution	38.33%	—%	—%
Preferred Share Distributions:
Total distributions declared	$7,992,000	$7,992,000	$7,992,000
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as historic tax credit transaction income in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within deferred income in the Company's consolidated balance sheet amounted to to $51.6 million as of December 31, 2011 and $61.4 million as of December 31, 2010, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.4 million and $2.1 million at December 31, 2011 and December 31, 2010, respectively. Beginning in September 2011 to September 2015, the Company recognized and will recognize the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the year ended December 31, 2011, the Company recognized $12.0 million of the cash received as revenue net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred costs at December 31, 2011 and 2010 are $2.1 million and $4.3 million, respectively, and are included in other assets on the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $1.3 million, $1.1 million and $0.2 million for years ended December 31, 2011, 2010 and 2009, respectively.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheet at December 31, 2011 and December 31, 2010. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at December 31, 2011 and 2010 is $5.3 million and is included in other assets on the Company’s consolidated balance sheet.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2011 (in thousands):

Parent Company	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(9)	$(16,996)	$(17,005)
Change during year	—	7,395	7,395
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	290	290
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other	—	491	491
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)
Balance at December 31, 2009	$(9)	$(9,129)	$(9,138)
Change during year	—	7,320	7,320
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(155)	(155)
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28
Balance at December 31, 2010	$(9)	$(1,936)	$(1,945)
Change during year	—	(4,499)	(4,499)
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	212	212
Reclassification adjustments for (gains) losses reclassified into operations	—	153	153
Balance at December 31, 2011	$(9)	$(6,070)	$(6,079)

Operating Partnership	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(9)	$(16,996)	$(17,005)
Change during year	—	7,395	7,395
Ineffectiveness of forward starting swaps	—	(125)	(125)
Other	—	491	491
Reclassification adjustments for (gains) losses reclassified into operations	—	(184)	(184)
Balance at December 31, 2009	$(9)	$(9,419)	$(9,428)
Change during year	—	7,320	7,320
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28
Balance at December 31, 2010	$(9)	$(2,071)	$(2,080)
Change during year		(4,499)	(4,499)
Reclassification adjustments for (gains) losses reclassified into operations	—	153	153
Balance at December 31, 2011	$(9)	$(6,417)	$(6,426)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.
18. SEGMENT INFORMATION
As of December 31, 2011, the Company manages its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD) (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin,

Texas, and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties in the City of Philadelphia, Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information for the three years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey /Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
2011:
Real estate investments, at cost:
Operating properties	$1,218,071	$953,870	$1,255,803	$545,657	$307,698	$257,694	$254,287	$—	$4,793,080
Construction-in-progress								25,083	$25,083
Land inventory								109,008	$109,008
Total revenue	158,248	125,366	128,456	81,629	36,789	30,895	21,670	(1,248)	581,805
Property operating expenses, real estate taxes and third party management expenses	58,440	48,792	47,786	40,500	14,727	13,048	11,507	(989)	233,811
Net operating income	$99,808	$76,574	$80,670	$41,129	$22,062	$17,847	$10,163	$(259)	$347,994
2010:
Real estate investments, at cost:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress	—	—	—	—	—	—	—	33,322	33,322
Land inventory	—	—	—	—	—	—	—	110,055	110,055
Total revenue	152,380	92,110	137,923	87,711	36,032	32,049	22,551	(800)	559,956
Property operating expenses, real estate taxes and third party management expenses	59,065	37,896	48,318	44,137	14,010	13,401	11,852	(1,338)	227,341
Net operating income	$93,315	$54,214	$89,605	$43,574	$22,022	$18,648	$10,699	$538	$332,615
2009:
Real estate investments, at cost:
Operating properties	$1,219,391	$490,602	$1,372,213	$605,181	$301,474	$268,806	$254,951	$—	$4,512,618
Construction-in-progress	—		—	—	—	—	—	271,962	271,962
Land inventory	—		—	—	—	—	—	97,368	97,368
Total revenue	157,616	73,534	140,438	98,344	36,201	31,311	29,283	1,193	567,920
Property operating expenses, real estate taxes and third party management expenses	56,297	31,479	52,899	45,421	13,871	14,351	14,735	(1,893)	227,160
Net operating income	$101,319	$42,055	$87,539	$52,923	$22,330	$16,960	$14,548	$3,086	$340,760

Net operating income ("NOI") is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation of the properties within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. NOI does not also reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company's results from operations. All companies may not also calculate NOI in the same manner. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure.

Below is a reconciliation of consolidated net operating income to consolidated income (loss) from continuing operations:

	Year Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Consolidated net operating income	$347,994	$332,615	$340,760
Less:
Interest expense	(131,405)	(132,640)	(135,740)
Deferred financing costs	(4,991)	(3,770)	(5,864)
Depreciation and amortization	(217,680)	(210,592)	(203,572)
Administrative expenses	(24,602)	(23,306)	(20,821)
Recognized Hedge Activity	—	—	(916)
Plus:
Interest income	1,813	3,222	2,499
Historic tax credit transaction income	12,026	—	—
Equity in income of real estate ventures	3,775	5,305	4,069
Net gain on sales of interests in real estate ventures	2,791	—	(3)
Net gain on sale of undepreciated real estate	45	—	—
Loss on real estate venture formation	(222)	—	—
Gain (loss) on early extinguishment of debt	(2,776)	(2,110)	23,176
Income (loss) from continuing operations	(13,232)	(31,276)	3,588
Income from discontinued operations	8,517	13,670	4,501
Net income (loss)	$(4,715)	$(17,606)	$8,089

19. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2011 are as follows (in thousands):

Year	Minimum Rent
2012	$443,103
2013	424,764
2014	384,539
2015	344,641
2016	295,045
Thereafter	1,090,697

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
Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit which totaled $1.9 million and $13.2 million at December 31, 2011 and 2010, respectively. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company's ground leases have remaining lease terms ranging from 18 to 92 years. Minimum future rental payments on non-cancelable leases at December 31, 2011 are as follows (in thousands):

2012	$1,818
2013	1,818
2014	1,818
2015	1,909
2016	1,909
Thereafter	289,440

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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2011, the Company has a balance of $1.3 million for this liability in its consolidated balance sheet.

The Company has been audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Company. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of the Company's other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years  from the date of the TRC acquisition as follows at December 31, 2011: One Rodney Square and 130/150/170 Radnor Financial Center (January 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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
During 2008, in connection with the development of the IRS Philadelphia Campus and the Cira South Garage, the Company entered into a historic tax credit and a new market tax credit arrangement (see Note 16), respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
21. SUBSEQUENT EVENT
The Company has evaluated subsequent events through the date the financial statements were issued.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	1st Quarter (a)	2nd Quarter (b)	3rd Quarter	4th Quarter
2011:
Total revenue	$146,794	$144,094	$144,308	$146,609
Net income (loss)	(490)	(6,234)	6,611	(4,602)
Net income (loss) allocated to Common Shares	(439)	(6,069)	6,249	(4,240)
Basic earnings (loss) per Common Share	$(0.02)	$(0.06)	$0.03	$(0.05)
Diluted earnings (loss) per Common Share	$(0.02)	$(0.06)	$0.03	$(0.05)
2010:
Total revenue	$139,502	$134,191	$140,179	$146,084
Net loss	(399)	(5,600)	(6,616)	(4,991)
Loss allocated to Common Shares	(348)	(5,441)	(6,437)	(4,848)
Basic loss per Common Share	$(0.02)	$(0.06)	$(0.06)	$(0.05)
Diluted loss per Common Share	$(0.02)	$(0.06)	$(0.06)	$(0.05)

(a)
During the first quarter of 2011, the Company recorded additional income of $0.5 million related to electricity charges in prior years that were under-billed to a certain tenant. This resulted in the overstatement of total revenue by $0.5 million during the current year and in the understatement of total revenue by $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment in the current year.

(b)
The consolidated statement of operations for the second quarter of 2011 also contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. This resulted in the overstatement of depreciation and amortization expense by $4.7 million million in the current year. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment during the current year.

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts. The above information was updated to reclassify amounts previously reported to reflect discontinued operations. See Note 2 and Note 10.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$15,222	$928	$665	$15,485
Year ended December 31, 2010	$16,363	$763	$1,904	$15,222
Year ended December 31, 2009	$15,474	$2,596	$1,707	$16,363

(1)	Deductions represent amounts that the Company had fully reserved for in prior periods and pursuit of collection of such amounts was ceased during the period.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	15,031	2,657	19,493	22,150	6,742	1999	1999	40
300 Berwyn Park	Berwyn	PA	9,971	2,206	13,422	4,161	2,206	17,583	19,789	6,554	1989	1997	40
1200 Swedesford Road	Berwyn	PA	1,887	2,595	11,809	3,778	2,596	15,586	18,182	3,893	1994	2001	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,046	2,611	15,491	18,102	5,820	1984	1999	40
200 Berwyn Park	Berwyn	PA	6,887	1,533	9,460	1,615	1,533	11,075	12,608	4,512	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,262	2,085	9,605	11,690	3,198	1987	2001	40
100 Berwyn Park	Berwyn	PA	5,299	1,180	7,290	2,144	1,180	9,434	10,614	3,636	1986	1997	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,071	1,781	8,195	9,976	2,690	1986	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	102	1,694	6,882	8,576	1,823	1997	2001	40
980 Harvest Drive	Blue Bell	PA	—	3,304	16,960	(808)	3,304	16,152	19,456	5,167	1988	2002	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	770	1,670	7,377	9,047	2,837	1990	1998	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(125)	1,208	6,471	7,679	3,088	1990	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	405	1,688	7,162	8,850	2,884	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	557	4,241	17,136	21,377	6,341	1988	1998	40
429 Creamery Way	Exton	PA	—	1,368	5,471	451	1,368	5,922	7,290	1,667	1996	2001	40
412 Creamery Way	Exton	PA	—	1,195	4,779	1,123	1,195	5,902	7,097	1,612	1999	2001	40
440 Creamery Way	Exton	PA	—	982	3,927	1,900	982	5,827	6,809	2,124	1991	2001	40
436 Creamery Way	Exton	PA	—	994	3,978	686	994	4,664	5,658	1,251	1991	2001	40
467 Creamery Way	Exton	PA	—	906	3,623	1,070	906	4,693	5,599	1,353	1988	2001	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	274	970	4,152	5,122	1,275	1997	2001	40
457 Creamery Way	Exton	PA	—	777	3,107	1,035	777	4,142	4,919	1,062	1990	2001	40
486 Thomas Jones Way	Exton	PA	—	806	3,256	605	806	3,861	4,667	1,710	1990	1996	40
468 Thomas Jones Way	Exton	PA	—	526	2,112	612	526	2,724	3,250	972	1990	1996	40
456 Creamery Way	Exton	PA	—	635	2,548	(48)	636	2,499	3,135	1,135	1987	1996	40
481 John Young Way	Exton	PA	—	496	1,983	14	496	1,997	2,493	540	1997	2001	40
111 Arrandale Road	Exton	PA	—	262	1,048	125	262	1,173	1,435	404	1996	2001	40
One Progress Drive	Horsham	PA	—	1,399	5,629	4,466	1,399	10,095	11,494	2,777	1986	1996	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	3,228	1,303	8,416	9,719	2,566	1990	1996	40
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	2,964	4,222	19,855	24,077	7,867	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,215	4,486	19,158	23,644	5,461	1999	2001	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	12,275	2,636	16,503	19,139	4,385	2000	2000	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	3,524	2,772	14,460	17,232	5,838	1980	1998	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,413	2,769	14,428	17,197	6,184	1986	1998	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	2,378	2,712	13,331	16,043	5,006	1987	1998	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	1,303	2,860	12,585	15,445	4,717	1985	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	1,199	2,773	12,343	15,116	4,910	1989	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	4,117	2,168	12,693	14,861	5,079	1984	1998	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	1,195	2,017	9,265	11,282	3,546	1985	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,834	1,303	7,035	8,338	2,988	1979	1996	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,042	1,917	6,419	8,336	2,819	1968	1998	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	12	1,288	5,162	6,450	1,996	1966	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,239	618	5,712	6,330	2,438	1966	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,712	1967	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	1,684	1964	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	503	1,020	4,342	5,362	1,645	1961	1998	40
660 Allendale Road	King Of Prussia	PA	—	396	948	2,505	1,085	2,764	3,849	42	2011	1998	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,553	439	1,985	2,424	564	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	3,331	4,152	19,937	24,089	4,954	1988	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,264	2,729	12,179	14,908	3,541	1984	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,334	849	4,727	5,576	1,532	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,018	488	3,547	4,035	977	2000	2000	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	188	474	2,079	2,553	575	1985	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	335	324	1,630	1,954	378	1984	2001	40
14 Campus Boulevard	Newtown Square	PA	6,384	2,244	4,217	1,515	2,243	5,733	7,976	2,311	1998	1998	40
11 Campus Boulevard	Newtown Square	PA	4,379	1,112	4,067	1,047	1,112	5,114	6,226	1,836	1998	1999	40
17 Campus Boulevard	Newtown Square	PA	4,458	1,108	5,155	(397)	1,108	4,758	5,866	1,098	2001	N/A	40
15 Campus Boulevard	Newtown Square	PA	4,555	1,164	3,896	229	1,164	4,125	5,289	1,016	2002	N/A	40
18 Campus Boulevard	Newtown Square	PA	3,431	787	3,312	313	787	3,625	4,412	1,780	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	15,959	6,199	32,089	38,288	8,130	2001	N/A	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	4,509	4,373	29,055	33,428	4,005	2006	N/A	40
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	3,017	3,651	17,531	21,182	4,595	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	1,958	3,652	17,246	20,898	4,225	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	2,199	3,558	16,942	20,500	4,585	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,220	3,572	15,655	19,227	3,921	1990	2002	40
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,277	1,104	5,904	7,008	2,929	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,198	662	3,924	4,586	1,710	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	631	685	3,404	4,089	1,481	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	318	481	2,294	2,775	1,096	1984	1996	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	94	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	12,838	11,897	49,852	61,749	12,855	1983	2004	29
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	22,241	7,323	50,854	58,177	10,296	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	6,700	8,949	36,518	45,467	11,783	2001	2004	25

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	18,711	8,609	34,624	43,233	9,207	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	11,350	5,705	32,441	38,146	9,291	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	2,159	6,578	27,612	34,190	6,414	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,361	4,792	20,303	25,095	5,259	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	1,208	3,942	16,687	20,629	4,396	1998	2004	29
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,542	2,568	11,885	14,453	2,788	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,283	2,508	11,436	13,944	3,203	1983	2004	25
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	3,010	6,252	28,218	34,470	4,845	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	1,128	3,557	15,377	18,934	2,497	1999	2005	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	2,072	2,729	12,989	15,718	2,939	1998	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,630	2,178	10,342	12,520	2,551	1985	2003	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,785	1,872	9,274	11,146	2,208	1984	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	358	1,351	5,758	7,109	1,325	1998	2003	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,275	1989	1997	40
PHILADELPHIA CBD
2970 Market Street	Philadelphia	PA	202,905	22,430	217,763	9,956	22,430	227,719	250,149	8,408	2010	2007	40
2929 Arch Street	Philadelphia	PA	—	—	208,570	18,366	—	226,936	226,936	55,716	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	10,054	14,473	117,813	132,286	28,639	1998	2004	23
100 North 18th Street	Philadelphia	PA	89,800	16,066	100,255	5,671	16,066	105,926	121,992	26,011	1988	2004	33
1717 Arch Street	Philadelphia	PA	—	—	98,188	3,346	—	101,534	101,534	7,383	1990	2010	40
2930 Chestnut Street	Philadelphia	PA	44,379	—	76,008	3,064	—	79,072	79,072	2,600	2010	N/A	40
3020 Market Street	Philadelphia	PA	—	—	21,417	20	—	21,437	21,437	277	1959	2011	26
101 - 103 Juniper Street	Philadelphia	PA	—	—	14,401	76	—	14,477	14,477	212	2010	2006	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,236	628	5,336	5,964	1,749	Various	1998	40
METROPOLITAN WASHINGTON, D.C.
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	4,047	3,903	20,636	24,539	4,357	1987	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	339	2,863	12,365	15,228	2,033	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(769)	2,322	10,288	12,610	1,578	1987	2006	46
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	11,145	—	48,566	48,566	8,529	1981	2006	50
11740 Beltsville Drive	Bethesda	MD	—	198	870	42	203	908	1,111	146	1987	2006	46
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	2,702	3,841	25,526	29,367	3,937	1985	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	(289)	3,307	19,487	22,794	3,572	1982	2006	40
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	284	1,600	12,236	13,836	1,738	1988	2006	52
3141 Fairview Park Drive (d)	Falls Church	VA	22,000	5,918	40,981	8,917	7,081	48,736	55,817	6,499	1988	2006	51

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,370	16,129	83,965	100,094	17,616	1987	2006	40
13820 Sunrise Valley Drive	Herndon	VA	—	11,082	47,290	19,687	11,082	66,977	78,059	8,334	2007	N/A	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	12,805	8,781	64,680	73,461	6,930	1999	2006	55
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	4,418	10,364	48,295	58,659	7,804	1988	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,058	8,348	49,453	57,801	7,660	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	337	11,471	46,231	57,702	5,942	2000	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	3,691	7,416	49,894	57,310	7,736	1990	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	1,330	5,794	39,772	45,566	4,593	2000	2006	54
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	(1,132)	7,373	37,943	45,316	4,816	1997	2006	55
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	(678)	4,809	33,416	38,225	3,936	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	(851)	3,865	18,443	22,308	2,480	1989	2006	46
1676 International Drive	Mclean	VA	61,976	18,437	97,538	1,650	18,785	98,840	117,625	13,100	1999	2006	55
8260 Greensboro Drive	Mclean	VA	32,906	7,952	33,964	242	8,103	34,055	42,158	4,509	1980	2006	52
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	1,714	6,281	29,711	35,992	3,636	1985	2006	52
2273 Research Boulevard	Rockville	MD	—	5,167	31,110	3,179	5,237	34,219	39,456	6,197	1999	2006	45
2275 Research Boulevard	Rockville	MD	—	5,059	29,668	2,372	5,154	31,945	37,099	5,358	1990	2006	45
2277 Research Boulevard	Rockville	MD	—	4,649	26,952	823	4,733	27,690	32,423	4,304	1986	2006	45
1900 Gallows Road	Vienna	VA	—	7,797	47,817	2,978	7,944	50,648	58,592	6,300	1989	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	(1,004)	4,397	29,799	34,196	4,022	1984	2006	51
NEW JERSEY/DELAWARE
457 Haddonfield Road	Cherry Hill	NJ	11,175	2,142	9,120	853	2,142	9,973	12,115	4,138	1990	1996	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	863	2,144	9,661	11,805	2,799	1988	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,244	2,068	9,520	11,588	2,559	1989	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	1,332	1,645	7,911	9,556	2,222	1986	2001	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	682	1,345	6,048	7,393	2,303	1980	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	582	768	3,638	4,406	1,425	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	118	244	1,089	1,333	450	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	16	231	937	1,168	373	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	383	1986	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	16	185	746	931	297	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	5	182	732	914	290	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	76	93	440	533	185	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	33	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	23	1968	1997	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	4,373	5,118	23,415	28,533	9,039	1989	1998	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,420	3,850	16,073	19,923	3,610	1984	2003	40
997 Lenox Drive	Lawrenceville	NJ	—	2,410	9,700	4,442	2,540	14,012	16,552	4,781	1987	1998	40
2000 Lenox Drive	Lawrenceville	NJ	—	2,291	12,221	1,975	2,684	13,803	16,487	3,499	2000	2000	40
993 Lenox Drive	Lawrenceville	NJ	—	2,811	17,996	(4,369)	2,960	13,478	16,438	5,196	1985	1998	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	1,238	1,071	14,205	15,276	1,846	2007	N/A	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	12,103	1,134	10,969	12,103	1,815	1977	1999	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	2,677	1982	2002	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	1,804	2,074	10,219	12,293	4,200	1987	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	178	819	3,638	4,457	1,575	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	511	703	3,330	4,033	1,392	1986	1997	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	361	589	2,729	3,318	1,180	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	136	538	2,305	2,843	1,011	1987	1997	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	1,070	1,644	7,732	9,376	2,685	1976	1998	40
304 Harper Drive	Moorestown	NJ	—	657	2,674	359	657	3,033	3,690	1,161	1975	1998	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,122	3,568	16,559	20,127	6,205	1984	1998	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	1,473	3,206	14,330	17,536	6,306	1990	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,070	3,061	13,324	16,385	5,351	1991	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	3,583	2,062	11,762	13,824	4,788	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	1,378	2,297	10,666	12,963	4,294	1988	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	—	2,202	8,823	1,905	2,203	10,727	12,930	3,953	1989	1997	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,277	1,736	8,154	9,890	2,843	1986	1998	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	1,295	1,564	7,638	9,202	2,658	1981	1998	40
9000 Midlantic Drive	Mt. Laurel	NJ	—	1,472	5,895	1,785	1,471	7,681	9,152	2,608	1989	1997	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,440	1,421	7,208	8,629	3,050	1980	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	564	1,518	6,718	8,236	2,472	1982	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	567	1,493	6,622	8,115	2,441	1979	1998	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	427	934	6,714	7,648	1,755	2005	2000	40
161 Gaither Drive	Mt. Laurel	NJ	—	1,016	4,064	818	1,016	4,882	5,898	1,578	1987	2001	40
4000 Midlantic Drive	Mt. Laurel	NJ	—	714	5,085	(1,403)	714	3,682	4,396	1,810	1998	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	253	636	2,837	3,473	1,092	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	360	612	2,785	3,397	1,096	1986	1998	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	1,180	2,528	10,400	12,928	3,000	1997	2002	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	1,676	1998	2002	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	454	1,159	5,088	6,247	2,116	1989	1997	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,446	2,732	14,388	17,120	6,143	1988	1997	40
Main Street - Piazza	Voorhees	NJ	—	696	2,802	60	696	2,862	3,558	1,233	1990	1997	40
Main Street - Promenade	Voorhees	NJ	—	531	2,052	363	531	2,415	2,946	916	1988	1997	40
920 North King Street	Wilmington	DE	—	6,141	21,140	1,232	6,142	22,371	28,513	6,432	1989	2004	30
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,942	6,369	16,680	23,049	5,121	1989	2004	23
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	5,255	2,803	16,471	19,274	2,361	1987	2001	40
One Righter Parkway	Wilmington	DE	—	2,545	10,195	4,773	2,546	14,967	17,513	7,070	1989	1996	40
RICHMOND
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	892	1,580	7,353	8,933	2,625	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,373	1,640	7,940	9,580	3,220	1996	1998	40
Overlook II	Glen Allen	VA	—	791	4,503	62	790	4,565	5,355	188	2000	2011	40
Overlook I	Glen Allen	VA	—	791	3,976	93	790	4,069	4,859	181	1998	2011	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,043	1,069	5,324	6,393	2,226	1980	1998	40
300 Arboretum Place	Richmond	VA	—	5,450	21,892	3,528	5,450	25,420	30,870	9,639	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	1,952	4,925	21,395	26,320	2,510	1990	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	670	4,922	20,109	25,031	2,256	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	1,549	4,552	19,963	24,515	3,110	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,469	2,917	13,923	16,840	3,638	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	1,146	2,825	12,192	15,017	1,364	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	3,073	2,482	11,919	14,401	4,497	1976	1998	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	717	2,599	10,863	13,462	1,201	1998	2007	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	502	2,594	10,629	13,223	1,307	1999	2007	40
6806 Paragon Place	Richmond	VA	—	—	10,288	827	403	10,712	11,115	2,573	2007	2005	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	832	1,856	8,535	10,391	3,333	1991	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,472	1,202	6,292	7,494	2,472	1987	1998	40
9100 Arboretum Parkway	Richmond	VA	—	1,362	5,489	565	1,362	6,054	7,416	2,298	1988	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	885	391	6,295	6,686	1,878	2001	1998	40
9200 Arboretum Parkway	Richmond	VA	—	985	3,973	1,353	984	5,327	6,311	1,819	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	—	1,110	4,474	486	1,110	4,960	6,070	1,839	1988	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	447	1,019	4,515	5,534	1,620	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	252	582	2,685	3,267	1,048	1991	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	353	502	2,367	2,869	779	1985	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	837	1993	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	223	512	2,272	2,784	854	1989	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	80	529	2,204	2,733	804	1994	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	61	507	2,095	2,602	751	1986	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	682	1987	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2011
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2011
Property Name	City	State	Encumberances at December 31, 2011 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2011 (c)	Year of Construction	Year Acquired	Depreciable Life
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	68	423	1,763	2,186	640	1985	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	138	387	1,690	2,077	636	1983	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	273	356	1,700	2,056	676	1982	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	213	353	1,629	1,982	681	1988	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	204	280	1,330	1,610	475	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	264	1,069	1,333	396	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	3	1,259	—	1,259	—	N/A	2007	N/A
CALIFORNIA
5780 & 5790 Fleet Street	Carlsbad	CA	—	7,073	22,907	3,435	7,516	25,899	33,415	3,596	1999	2006	55
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	2,090	3,955	13,026	16,981	2,090	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	1,662	2,999	10,900	13,899	1,647	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,383	2,256	9,609	11,865	1,803	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,250	3,499	7,089	10,588	1,484	1991	2006	39
1200 Concord Avenue	Concord	CA	—	6,395	24,664	235	6,515	24,778	31,293	4,215	1984	2006	34
1220 Concord Avenue	Concord	CA	—	6,476	24,966	(332)	6,476	24,634	31,110	3,911	1984	2006	34
155 Grand Avenue	Oakland	CA	—	13,556	54,266	4,482	13,555	58,749	72,304	7,863	1990	2007	40
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,841	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	—	4,342	—	4,342	—	N/A	2006	N/A
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,766	3,154	17,487	20,641	2,562	2002	2006	56
AUSTIN
1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	5,826	5,247	43,659	48,906	7,063	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	(595)	4,251	40,571	44,822	5,732	2001	2006	55
1221 Mopac Expressway	Austin	TX	—	3,290	31,548	4,228	3,369	35,696	39,065	3,900	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	220	3,605	34,499	38,104	4,390	2000	2006	54
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	(2,202)	3,767	32,640	36,407	3,889	1999	2006	53
3711 South Mopac Expressway - II	Austin	TX	—	1,688	19,229	4,316	1,688	23,545	25,233	3,660	2007	2006	40
3711 South Mopac Expressway - I	Austin	TX	—	1,688	21,011	2,451	1,688	23,462	25,150	2,262	2007	2006	40
	Total:		$512,391	$666,690	$3,603,754	$522,640	$677,891	$4,115,189	$4,793,080	$865,710

\

(a)	Excludes the effect of any net interest premium/(discount).

(b)	Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2009 to December 31, 2011 (in thousands):

	2011	2010	2009
Balance at beginning of year	$4,834,111	$4,512,618	$4,608,320
Additions:
Acquisitions	31,454	102,475	—
Capital expenditures	133,550	336,281	80,506
Less:
Dispositions	(206,035)	(117,263)	(176,208)
Balance at end of year	$4,793,080	$4,834,111	$4,512,618
The aggregate cost for federal income tax purposes is $4.5 billion as of December 31, 2011

(c)	Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2009 to December 31, 2011 (in thousands):

	2011	2010	2009
Balance at beginning of year	$776,078	$716,957	$639,688
Additions:
Depreciation expense — continuing operations	157,691	133,740	141,309
Depreciation expense — discontinued operations	1,185	1,554	6,494
Less:
Dispositions	(69,244)	(76,173)	(70,534)
Balance at end of year	$865,710	$776,078	$716,957

(d) This property was contributed to an unconsolidated real estate venture, however, the Company will continue to consolidate this property due to its continuing involvement in this property resulting from its ongoing lease at this property and its 50% ownership interest in the venture. Please see Note 3 to the consolidated financial financial statements for additional information.