Form 10-Q
period 2012-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2012-05-04
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number
001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)
_________________________
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)
_________________________

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 325-5600
_________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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
A total of 143,268,599 Common Shares of Beneficial Interest, par value $0.01 per share, were outstanding as of April 27, 2012.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2012 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned a 98.2% interest in the Operating Partnership. The remaining 1.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Page

PART I — FINANCIAL INFORMATION

Item 1. Brandywine Realty Trust

Financial Statements of Brandywine Realty Trust (unaudited)

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	6

Consolidated Statements of Operations for the three- month periods ended March 31, 2012 and 2011	7

Consolidated Statements of Comprehensive Income for the three- month periods ended March 31, 2012 and 2011	8

Consolidated Statements of Equity for the three month periods ended March 31, 2012 and 2011	9

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011	11

Brandywine Operating Partnership, L.P.

Financial Statements of Brandywine Operating Partnership, L.P. (unaudited)

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	12

Consolidated Statements of Operations for the three- month periods ended March 31, 2012 and 2011	13

Consolidated Statements of Comprehensive Income for the three- month periods ended March 31, 2012 and 2011	14

Consolidated Statements of Cash Flows for the three -month periods ended March 31, 2012 and 2011	15

Notes to Unaudited Consolidated Financial Statements	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures about Market Risk	59

Item 4. Controls and Procedures	59

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3. Defaults Upon Senior Securities	60

Item 4. Mine Safety Disclosures	60

Item 5. Other Information	60

Item 6. Exhibits	60

Signatures	62

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I — FINANCIAL INFORMATION

Item 1.	— Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments:
Rental properties	$4,717,124	$4,793,080
Accumulated depreciation	(884,026)	(865,710)
Operating real estate investments, net	3,833,098	3,927,370
Construction-in-progress	38,442	25,083
Land inventory	109,285	109,008
Total real estate investments, net	3,980,825	4,061,461
Cash and cash equivalents	284,236	410
Held-to-maturity securities	50,164	—
Accounts receivable, net	14,038	14,718
Accrued rent receivable, net	110,853	108,101
Investment in real estate ventures, at equity	127,536	115,807
Deferred costs, net	118,685	115,362
Intangible assets, net	63,969	70,515
Notes receivable	17,991	18,186
Other assets	57,046	53,158
Total assets	$4,825,343	$4,557,718
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$508,210	$511,061
Unsecured credit facility	—	275,500
Unsecured term loans	600,000	37,500
Unsecured senior notes, net of discounts	1,566,240	1,569,934
Accounts payable and accrued expenses	72,832	69,929
Distributions payable	23,860	23,895
Deferred income, gains and rent	99,905	99,569
Acquired lease intangibles, net	33,278	35,106
Other liabilities	45,576	45,528
Total liabilities	2,949,901	2,668,022
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 2,000,000 in 2012 and 2011, respectively	20	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 2,300,000 in 2012 and 2011, respectively	23	23
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 143,022,150 and 142,690,755 issued in 2012 and 2011, respectively and 143,022,150 and 142,690,755 outstanding in 2012 and 2011, respectively	1,428	1,424
Additional paid-in capital	2,777,148	2,776,197
Deferred compensation payable in common shares	5,436	5,631
Common shares in grantor trust, 293,122 in 2012 and 292,646 in 2011	(5,436)	(5,631)
Cumulative earnings	486,491	477,338
Accumulated other comprehensive loss	(6,005)	(6,079)
Cumulative distributions	(1,415,916)	(1,392,332)
Total Brandywine Realty Trust’s equity	1,843,189	1,856,591
Non-controlling interests	32,253	33,105
Total equity	1,875,442	1,889,696
Total liabilities and equity	$4,825,343	$4,557,718
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month period ended
	March 31,
	2012	2011
Revenue:
Rents	$116,296	$117,362
Tenant reimbursements	19,332	22,532
Termination fees	1,497	568
Third party management fees, labor reimbursement and leasing	3,142	2,753
Other	1,534	1,083
Total revenue	141,801	144,298
Operating Expenses:
Property operating expenses	40,197	45,002
Real estate taxes	14,333	13,958
Third party management expenses	1,250	1,510
Depreciation and amortization	50,502	50,295
General and administrative expenses	6,050	6,244
Total operating expenses	112,332	117,009
Operating income	29,469	27,289
Other Income (Expense):
Interest income	483	441
Interest expense	(34,144)	(32,393)
Interest expense — amortization of deferred financing costs	(1,311)	(928)
Interest expense — financing obligation	(182)	—
Equity in income of real estate ventures	44	1,233
Net gain on sale of interests in real estate	—	2,791
Loss on early extinguishment of debt	(248)	—
Loss from continuing operations	(5,889)	(1,567)
Discontinued operations:
Income from discontinued operations	557	1,077
Net gain on disposition of discontinued operations	14,668	—
Total discontinued operations	15,225	1,077
Net income (loss)	9,336	(490)
Net income from discontinued operations attributable to non-controlling interests — LP units	(279)	(22)
Net (income) loss attributable to non-controlling interests — LP units	145	73
Net (income) loss attributable to non-controlling interests	(134)	51
Net income (loss) attributable to Brandywine Realty Trust	9,202	(439)
Distribution to Preferred Shares	(1,998)	(1,998)
Amount allocated to unvested restricted shareholders	(96)	(142)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$7,108	$(2,579)
Basic income (loss) per Common Share:
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	0.10	0.01
	$0.05	$(0.02)
Diluted income (loss) per Common Share:
Continuing operations	(0.05)	$(0.03)
Discontinued operations	0.10	0.01
	$0.05	$(0.02)

Basic weighted average shares outstanding	142,820,955	134,577,421
Diluted weighted average shares outstanding	142,820,955	134,577,421
Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$(5,744)	$(1,494)
Income from discontinued operations	14,946	1,055
Net income (loss)	$9,202	$(439)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month period ended
	March 31,
	2012	2011
Net income (loss)	$9,336	$(490)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	27	(613)
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	48	22
Total comprehensive income (loss)	75	(591)
Comprehensive income (loss)	9,411	(1,081)
Comprehensive (income) loss attributable to non-controlling interest	(135)	63
Comprehensive income (loss) attributable to Brandywine Realty Trust	$9,276	$(1,018)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Three -Month Periods Ended March 31, 2012 and 2011
(unaudited, in thousands, except number of shares)
March 31, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	—	292,646	$1,424	$2,776,197	$—	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income											9,202			134	9,336
Comprehensive income												74		1	75
Conversion of LP Units to Common Shares			20,464			—	149				(49)			(335)	(235)
Bonus Share Issuance			35,703				387								387
Vesting of Restricted Shares			30,820		9,036	1	(90)								(89)
Restricted Share Amortization							678								678
Vesting of Restricted Performance Units			249,797			3	(1,331)								(1,328)
Restricted Performance Units Amortization							479								479
Share Option Amortization							376								376
Share Issuance from/to Deferred Compensation Plan			(5,389)		(8,560)				(195)	195					—
Adjustment to Non-controlling Interest							303							(290)	13
Preferred Share distributions													(1,998)		(1,998)
Distributions declared ($0.45 per share)													(21,586)	(362)	(21,948)
BALANCE, March 31, 2012	4,300,000	$43	143,022,150	—	293,122	$1,428	$2,777,148	$—	$5,436	$(5,436)	$486,491	$(6,005)	$(1,415,916)	$32,253	$1,875,442

March 31, 2011

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774
Net loss											(439)			(51)	(490)
Comprehensive loss												(579)		(12)	(591)
Issuance of Common Shares of Beneficial Interest			188,400			2	2,303								2,305
Equity issuance costs							(104)								(104)
Bonus Share Issuance				(463)	463			12	5	(5)	(6)				6
Vesting of Restricted Shares				(87,370)	9,043		(1,518)	2,462			(800)				144
Restricted Share Amortization							806								806
Restricted Performance Units Amortization							330								330
Share Option Amortization			(487)		(4,935)		(16)		(146)	146					(16)
Outperformance Plan Amortization			(1,684)				(55)								(55)
Share Issuance from/to Deferred Compensation Plan							344								344
Share Choice Plan Issuance							54								54
Adjustment to Non-controlling Interest							(210)							210	—
Preferred Share distributions													(1,998)		(1,998)
Distributions declared ($0.15 per share)													(20,370)	(419)	(20,789)
BALANCE, March 31, 2011	4,300,000	$43	134,788,025	28,846	295,852	$1,345	$2,673,151	$(600)	$5,633	$(5,633)	$482,194	$(2,524)	$(1,323,889)	$128,000	$1,957,720
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,336	$(490)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	51,453	51,721
Amortization of deferred financing costs	1,311	928
Amortization of debt discount/(premium), net	365	217
Amortization of stock compensation costs	1,484	1,800
Shares used for employee taxes upon vesting of share awards	(1,418)	(445)
Straight-line rent income	(6,908)	(4,729)
Amortization of acquired above (below) market leases to rental revenue, net	(1,419)	(1,238)
Straight-line ground rent expense	474	501
Provision for doubtful accounts	781	367
Real estate venture income in excess of distributions	163	(830)
Net gain on sale of interests in real estate	(14,666)	(2,791)
Loss on early extinguishment of debt	248	—
Changes in assets and liabilities:
Accounts receivable	976	(1,979)
Other assets	(3,629)	(4,093)
Accounts payable and accrued expenses	5,674	12,819
Deferred income, gains and rent	916	(2,649)
Deferred financing obligation	(405)	—
Other liabilities	(514)	4,427
Net cash from operating activities	44,222	53,536
Cash flows from investing activities:
Acquisition of properties	(9,226)	(22,032)
Held-to-maturity securities	(50,694)	—
Sales of properties, net	92,401	—
Capital expenditures	(21,250)	(31,292)
Advances for purchase of tenant assets, net of repayments	94	(602)
Loan provided to an unconsolidated Real Estate Venture partner	—	(999)
Investment in unconsolidated Real Estate Ventures	(12,512)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	619	1,496
Leasing costs	(7,386)	(4,830)
Net cash used in investing activities	(7,954)	(58,259)
Cash flows from financing activities:
Proceeds from New Unsecured Term Loans	600,000	—
Proceeds from Credit Facility	21,500	103,500
Repayments of Credit Facility	(297,000)	(89,500)
Repayments of mortgage notes payable	(2,941)	(3,913)
Deferred financing obligation non-cash interest expense	234	—
Repayments of unsecured notes	(4,217)	—
Repayments of unsecured term loan	(37,500)	—
Net settlement of hedge transactions	(74)	(613)
Debt financing costs	(8,426)	(556)
Net proceeds from issuance of shares	—	2,200
Distributions paid to shareholders	(23,619)	(22,292)
Distributions to noncontrolling interest	(399)	(419)
Net cash from (used in) financing activities	247,558	(11,593)
Increase (decrease) in cash and cash equivalents	283,826	(16,316)
Cash and cash equivalents at beginning of period	410	16,565
Cash and cash equivalents at end of period	$284,236	$249
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2012 and 2011 of $467 and $380, respectively	$10,348	$14,184
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(2,608)	(853)
Change in capital expenditures financed through retention payable at period end	(163)	(5,151)
Change in unfunded tenant allowance	(612)	(814)

The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,717,124	$4,793,080
Accumulated depreciation	(884,026)	(865,710)
Operating real estate investments, net	3,833,098	3,927,370
Construction-in-progress	38,442	25,083
Land inventory	109,285	109,008
Total real estate investments, net	3,980,825	4,061,461
Cash and cash equivalents	284,236	410
Held-to-maturity securities	50,164	—
Accounts receivable, net	14,038	14,718
Accrued rent receivable, net	110,853	108,101
Investment in real estate ventures, at equity	127,536	115,807
Deferred costs, net	118,685	115,362
Intangible assets, net	63,969	70,515
Notes receivable	17,991	18,186
Other assets	57,046	53,158
Total assets	$4,825,343	$4,557,718
LIABILITIES AND EQUITY
Mortgage notes payable	$508,210	$511,061
Unsecured credit facility	—	275,500
Unsecured term loans	600,000	37,500
Unsecured senior notes, net of discounts	1,566,240	1,569,934
Accounts payable and accrued expenses	72,832	69,929
Distributions payable	23,860	23,895
Deferred income, gains and rent	99,905	99,569
Acquired lease intangibles, net	33,278	35,106
Other liabilities	45,576	45,528
Total liabilities	2,949,901	2,668,022
Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 2,657,721 and 2,698,648 issued and outstanding in 2012 and 2011, respectively	39,785	38,370
Brandywine Operating Partnership’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 2,000,000 in 2012 and 2011, respectively	47,912	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 2,300,000 in 2012 and 2011, respectively	55,538	55,538
General Partnership Capital, 143,022,150 and 142,690,755 units issued in 2012 and 2011, respectively and 143,022,150 and 142,690,755 units outstanding in 2012 and 2011, respectively	1,738,348	1,754,302
Accumulated other comprehensive loss	(6,141)	(6,426)
Total Brandywine Operating Partnership’s equity	1,835,657	1,851,326
Total liabilities and partners’ equity	$4,825,343	$4,557,718
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month period ended
	March 31,
	2012	2011
Revenue:
Rents	$116,296	$117,362
Tenant reimbursements	19,332	22,532
Termination fees	1,497	568
Third party management fees, labor reimbursement and leasing	3,142	2,753
Other	1,534	1,083
Total revenue	141,801	144,298
Operating Expenses:
Property operating expenses	40,197	45,002
Real estate taxes	14,333	13,958
Third party management expenses	1,250	1,510
Depreciation and amortization	50,502	50,295
General & administrative expenses	6,050	6,244
Total operating expenses	112,332	117,009
Operating income	29,469	27,289
Other Income (Expense):
Interest income	483	441
Interest expense	(34,144)	(32,393)
Interest expense — amortization of deferred financing costs	(1,311)	(928)
Interest expense — financing obligation	(182)	—
Equity in income of real estate ventures	44	1,233
Net gain on sale of interests in real estate	—	2,791
Loss on early extinguishment of debt	(248)	—
Loss from continuing operations	(5,889)	(1,567)
Discontinued operations:
Income from discontinued operations	557	1,077
Net gain on disposition of discontinued operations	14,668	—
Total discontinued operations	15,225	1,077
Net income (loss)	9,336	(490)
Distribution to Preferred Units	(1,998)	(1,998)
Amount allocated to unvested restricted unitholders	(96)	(142)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership	$7,242	$(2,630)
Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	0.10	0.01
	0.05	(0.02)
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	0.10	0.01
	$0.05	$(0.02)
Basic weighted average common partnership units outstanding	145,485,422	144,480,173
Diluted weighted average common partnership units outstanding	145,485,422	144,480,173
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Income (loss) from continuing operations	$(5,889)	$(1,567)
Loss from discontinued operations	15,225	1,077
Net income (loss)	$9,336	$(490)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month period ended
	March 31,
	2012	2011
Net income (loss)	$9,336	$(490)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	27	(613)
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	48	22
Total comprehensive income (loss)	75	(591)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$9,411	$(1,081)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,336	$(490)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	51,453	51,721
Amortization of deferred financing costs	1,311	928
Amortization of debt discount/(premium), net	365	217
Amortization of stock compensation costs	1,484	1,800
Shares used for employee taxes upon vesting of share awards	(1,418)	(445)
Straight-line rent income	(6,908)	(4,729)
Amortization of acquired above (below) market leases, net	(1,419)	(1,238)
Straight-line ground rent expense	474	501
Provision for doubtful accounts	781	367
Real estate venture income in excess of distributions	163	(830)
Net gain on sale of interests in real estate	(14,666)	(2,791)
Loss on early extinguishment of debt	248	—
Changes in assets and liabilities:
Accounts receivable	976	(1,979)
Other assets	(3,629)	(4,093)
Accounts payable and accrued expenses	5,674	12,819
Deferred income, gains and rent	916	(2,649)
Deferred financing obligation	(405)	—
Other liabilities	(514)	4,427
Net cash from operating activities	44,222	53,536
Cash flows from investing activities:
Acquisition of properties	(9,226)	(22,032)
Held-to-maturity securities	(50,694)	—
Sales of properties, net	92,401	—
Capital expenditures	(21,250)	(31,292)
Advances for purchase of tenant assets, net of repayments	94	(602)
Loan provided to unconsolidated real estate venture partner	—	(999)
Investment in unconsolidated Real Estate Ventures	(12,512)	—
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	619	1,496
Leasing costs	(7,386)	(4,830)
Net cash used in investing activities	(7,954)	(58,259)
Cash flows from financing activities:
Proceeds from New Unsecured Term Loans	600,000	—
Proceeds from Credit Facility borrowings	21,500	103,500
Repayments of Credit Facility borrowings	(297,000)	(89,500)
Repayments of mortgage notes payable	(2,941)	(3,913)
Deferred financing obligation non-cash interest expense	234	—
Repayments of unsecured notes	(4,217)	—
Repayments of unsecured term loan	(37,500)	—
Net settlement of hedge transactions	(74)	(613)
Debt financing costs	(8,426)	(556)
Net proceeds from issuance of partnership units	—	2,200
Distributions paid to preferred and common partnership unitholders	(24,018)	(22,711)
Net cash from (used in) financing activities	247,558	(11,593)
Increase (decrease) in cash and cash equivalents	283,826	(16,316)
Cash and cash equivalents at beginning of period	410	16,565
Cash and cash equivalents at end of period	$284,236	$249
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2012 and 2011 of $467 and $380, respectively	$10,348	$14,184
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(2,608)	(853)
Change in capital expenditures financed through retention payable at period end	(163)	(5,151)
Change in unfunded tenant allowance	(612)	(814)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned a 98.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2012, the Company owned 231 properties, consisting of 205 office properties, 20 industrial facilities, five mixed-use properties and one development property (collectively, the “Properties”) containing an aggregate of approximately 25.1 million net rentable square feet. In addition, as of March 31, 2012, the Company owned economic interests in 18 unconsolidated real estate ventures that contain approximately 6.5 million net rentable square feet (collectively, the “Real Estate Ventures”). As of March 31, 2012, the Company also owned 444 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern and Central New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2012, the management company subsidiaries were managing properties containing an aggregate of approximately 32.5 million net rentable square feet, of which approximately 25.1 million net rentable square feet related to Properties owned by the Company and approximately 7.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2012, the results of its operations for the three-month periods ended March 31, 2012 and 2011 and its cash flows for the three-month periods ended March 31, 2012 and 2011 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.7 million at March 31, 2012 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited, to applicable partnership agreements, real estate venture agreements, LLC agreements, and management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of the investments in long-lived assets. These assessments have a direct impact on its net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is generally to hold its properties over the long-term, the Company will selectively dispose of properties for strategic needs. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred and the assets are classified as held and used, the affected assets must be reduced to their fair-value.
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
The Company determined during its impairment review for the three-month periods ended March 31, 2012 and 2011, that no impairment charges were necessary.
The Company entered into development agreements related to two parcels of land under option for ground lease that require the Company to commence development by December 31, 2012. If the Company determines that construction cannot be started by the specified date, or that it is not in the Company's best economic interest to develop either parcel or negotiate an extension of the development period, the Company will then write off the parcel-specific costs that it has incurred in preparing these parcels of land for development, as it will have lost its rights under the ground lease. These costs, amounting to $7.8 million as of March 31, 2012, would have to be written-off in the period that it is determined that the development would not be commenced and an extension cannot be negotiated.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $6.3 million and $4.2 million for the three-month periods ended March 31, 2012 and 2011, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million for each of the three-month periods ended March 31, 2012 and 2011, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.4 million and $0.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.
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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of March 31, 2012, 5,272,117 common shares remained available for future awards under the 1997 Plan (including 3,599,672 shares available solely for options and share appreciation rights). Through March 31, 2012, all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $1.7 million and $1.6 million during the three-month periods ended March 31, 2012 and 2011, of which $0.4 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
Fair Value Measurements
The Company estimates the fair value of its outstanding derivatives in accordance with the accounting standard for fair value measurements and disclosures. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Recurring
Liabilities:
Interest Rate Swaps	3,868	—	3,868	—
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Recurring
Liabilities:
Interest Rate Swaps	3,886	—	3,886	—

We classify our interest rate swaps, shown above, within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
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
There were no items that were accounted for at fair value on a non-recurring basis as of March 31, 2012.
Securities held-to-maturity
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.
On March 23, 2012, the Company acquired a $50.0 million tranche of Banco Santander Chile Senior Notes, with $0.2 million premium paid for the debt securities and $0.5 million of accrued interest income. On the acquisition date, the bonds were designated by the Company as held-to-maturity securities, based upon the nature of the transaction, the Company's intention and ability to hold the securities to maturity, and other applicable guidance surrounding prepayment risk, liquidity needs, yield on alternative investments and other factors associated with the accounting standard for certain investments in debt and equity securities. The securities earn interest income at a rate of 2.875% annually, and are scheduled to mature on November 13, 2012. As of March 31, 2012, the Company has amortized a nominal amount of the premium related to this transaction. As of March 31, 2012, the Company has also recognized a nominal amount of interest income associated with this transaction. The following is a summary of these held-to-maturity securities at March 31, 2012 and December 31, 2011 (in thousands):

	Held-to-Maturity Securities
	Amortized Cost (Net Carrying Amount)	Premium on held-to-maturity securities	Premium Amortization	Amortized Cost
March 31, 2012:
Banco Santander Chile Senior Notes	$50,000	$175	$11	$50,164

Total	$50,000	$175	$11	$50,164
The Company did not hold any held-to-maturity securities as of December 31, 2011.
Notes Receivable
As of March 31, 2012, notes receivable included a $7.2 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $0.3 million loan (due in 2015) that bears interest at 10%, and a $23.5 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual.
As of December 31, 2011, notes receivable included a $7.2 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $0.5 million loan (due in 2015) that bears interest at 10%, and a $23.4 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual.

The $23.5 million notes receivable is related to the sale in 2009 of two Trenton properties and is presented net of a $12.9 million deferred gain in accordance with the accounting standard for installment sales (the "Trenton Note"). The Company expects to receive $27.8 million at the October 2016 maturity of the Trenton Note, including the difference between the cash payments and the stated accrual rate.
The Company periodically assesses the collectability of the notes receivable in accordance with the accounting standard for loan receivables. The Company's $7.2 million outstanding purchase money mortgage note mentioned above was extended to a buyer (the “Borrower”) of its parcel of land in Newtown, Pennsylvania in December 2006. During 2011, the Borrower, who is developing a residential community, defaulted on the note and as a result, a forbearance agreement was entered into between the Company and the Borrower. The Borrower also entered into another forbearance agreement with a third party senior creditor bank related to its own loan. The forbearance agreement between the Company and the Borrower outlined the repayment terms of the outstanding debt and the payment of accrued interest by the Borrower and included, among other things, the metrics for selling and settling on home sales over an agreed period of time. With the inherent credit risk in collecting interest from the note, as provided in the forbearance agreement, the Company has provided a full allowance for any accrued interest receivable. The Company has determined that the loan modification as discussed above represents a troubled debt restructuring since the Borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts and that a concession was granted in the form of the forbearance agreements. Construction has already recommenced, with loan repayments being paid to the senior creditor beginning in the first quarter of 2012. Loan repayments to the Company are scheduled to begin during 2013. At March 31, 2012, the Company assessed the status of the metrics outlined in the forbearance agreement and determined that the Borrower had difficulty meeting its sales targets for the first quarter of 2012. The Borrower provided the Company and the third party senior creditor bank with expected future cash flows analysis showing its ability to meet its sales targets in 2012. The Company believes that based on expected cash flows from the project, the total note will be fully paid by 2015. The Company and the third party senior creditor bank allowed the Borrower to operate under the cash flow assumptions without amending the forbearance agreements. Given the current circumstances, the Company performed an impairment assessment of its note using the expected cash flow information provided by the Borrower and obtained third party documentation to support the assumptions used by the Borrower. The key assumptions used in the cash flow analysis included the revenue per home built; the cost to construct; the general and administrative expenses incurred to operate the business and sell homes; and the absorption assumptions used to determine the rate of home sales. The Company has determined based on the results of its probability weighted cash flow analysis that, as of March 31, 2012, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of March 31, 2012. However, it is still possible that due to further deterioration in the housing market, the Borrower will not meet its sales targets, and could cause a loan loss of the Company's note receivable which could be material to its consolidated results of operations.
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
Recent Accounting Pronouncements
In January 2012, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.
In January 2012, the FASB issued amendments to the accounting standard for fair value measurements and disclosures. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations.
3. REAL ESTATE INVESTMENTS
As of March 31, 2012 and December 31, 2011 the gross carrying value of the Company’s Properties was as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$666,152	$677,891
Building and improvements	3,583,832	3,631,388
Tenant improvements	467,140	483,801
	$4,717,124	$4,793,080
Acquisitions
On January 6, 2012, the Company acquired a vacant office property containing 154,392 net rentable square feet in Plymouth Meeting, Pennsylvania known as 660 West Germantown Pike for $9.1 million. The Company is currently redeveloping this property. The Company funded the acquisition price through an advance under its Credit Facility, since repaid with available corporate funds. The Company also capitalized $0.1 million of acquisition related costs, consistent with guidance surrounding an asset acquisition.
Dispositions
On March 22, 2012, the Company sold South Lake at Dulles Corner, a 268,240 net rentable square feet office property located in Herndon, Virginia, for a sales price of $91.1 million. The property was 100.0% occupied as of the date of sale. This sale is included in discontinued operations (see Note 10).
On January 17, 2012, the Company sold 304 Harper Drive, a 32,978 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $3.0 million. The property was 90.1% occupied as of the date of sale. This sale is included in discontinued operations (see Note 10).

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2012, the Company had an aggregate investment of approximately $127.5 million in 18 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of March 31, 2012, 15 of the Real Estate Ventures owned 51 office buildings that contain an aggregate of approximately 6.5 million net rentable square feet; two Real Estate Ventures owned four acres of undeveloped parcel of land; and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Net property	$845,705	$846,643
Other assets	131,347	110,520
Other liabilities	51,005	48,798
Debt	682,558	745,830
Equity	243,489	162,535
Company’s share of equity (Company’s basis)	127,536	115,807
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	Three-month periods ended March 31,
	2012	2011
Revenue	$38,593	$36,434
Operating expenses	16,815	15,705
Interest expense, net	11,249	11,207
Depreciation and amortization	11,471	10,126
Net income	(942)	(604)
Company’s share of income (Company’s basis)	44	1,233
As of March 31, 2012, the Company had guaranteed repayment of approximately $0.7 million of loans on behalf of a Real Estate Venture. The Company, from time to time, also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.

5. DEFERRED COSTS
As of March 31, 2012 and December 31, 2011, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2012
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$136,932	$(51,196)	$85,736
Financing Costs	42,019	(9,070)	32,949
Total	$178,951	$(60,266)	$118,685

	December 31, 2011
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$140,772	$(50,990)	$89,782
Financing Costs	38,929	(13,349)	25,580
Total	$179,701	$(64,339)	$115,362
During the three-month periods ended March 31, 2012 and 2011, the Company capitalized internal direct leasing costs of $1.3 million and $1.5 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of March 31, 2012 and December 31, 2011, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2012
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$88,796	$(56,520)	$32,276
Tenant relationship value	70,712	(45,493)	25,219
Above market leases acquired	9,359	(2,885)	6,474
Total	$168,867	$(104,898)	$63,969
Below market leases acquired	$75,550	$(42,272)	$33,278

	December 31, 2011
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$91,426	$(55,498)	$35,928
Tenant relationship value	72,813	(45,114)	27,699
Above market leases acquired	12,744	(5,856)	6,888
Total	$176,983	$(106,468)	$70,515
Below market leases acquired	$75,685	$(40,579)	$35,106
As of March 31, 2012, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2012	$13,970	$5,054
2013	12,414	6,312
2014	9,587	4,745
2015	7,193	2,597
2016	4,561	1,704
Thereafter	16,244	12,866
Total	$63,969	$33,278

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2012 and December 31, 2011 (in thousands):
MORTGAGE DEBT:

Property / Location	March 31, 2012	December 31, 2011	Effective Interest Rate		Maturity Date
Newtown Square/Berwyn Park/Libertyview	$56,130	$56,538	7.25%		May-13
Southpoint III	1,701	1,887	7.75%		Apr-14
Tysons Corner	94,460	94,882	5.36%	(a)	Aug-15
Two Logan Square	89,800	89,800	7.57%		Apr-16
Fairview Eleven Tower	22,000	22,000	4.25%		Jan-17
IRS Philadelphia Campus	201,488	202,905	7.00%		Sep-30
Cira South Garage	43,871	44,379	7.12%		Sep-30
Principal balance outstanding	509,450	512,391
Plus: fair market value premiums (discounts), net	(1,240)	(1,330)
Total mortgage indebtedness	$508,210	$511,061
UNSECURED DEBT:
Former Term Loan	—	37,500	LIBOR + 0.80%	(b)	Feb-12
Former Revolving Credit Facility	—	275,500	LIBOR + 0.725%	(b)	Feb-12
New Revolving Credit Facility	—	—	LIBOR + 1.50%	(b)	Feb-16
Three-Year Term Loan - Swapped to fixed	150,000	—	2.60%	(b)	Feb-15
Four-Year Term Loan - Swapped to fixed	150,000	—	2.88%	(b)	Feb-16
Four-Year Term Loan - Variable	100,000	—	LIBOR + 1.75%	(b)	Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	—	3.62%	(b)	Feb-19
$300.0M 5.750% Guaranteed Notes due 2012	151,190	151,491	5.73%		Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	239,426	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	226,904	227,329	7.77%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	250,000	250,000	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.75%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.14%		Apr-18
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	2,171,130	1,888,111
plus: original issue premium (discount), net	(4,890)	(5,177)
Total unsecured indebtedness	$2,166,240	$1,882,934
Total Debt Obligations	$2,674,450	$2,393,995

(a)	This loan was assumed upon acquisition of the related property. The interest rate reflects the market rate at the time of acquisition.

(b)
On February 1, 2012, the Company closed on a new $600.0 million four-year unsecured credit facility and three unsecured term loans totaling $600.0 million which consist of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. The Company used a portion of the net proceeds from the term loans to repay all balances outstanding under its Former Revolving Credit Facility and its former $183.0 million Bank Term Loan which were then retired prior to their scheduled June 29, 2012 maturity.

During the three-month periods ended March 31, 2012 and 2011, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.72% and 6.59%, respectively.
During the three-months ended March 31, 2012, the Company repurchased $4.0 million of its outstanding unsecured Notes in a series of transactions that are summarized in the table below (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2012 5.750% Notes	$309	$301	$(2)	$—
2014 5.400% Notes	3,501	3,255	(197)	6
2015 7.500% Notes	484	425	(49)	2
	$4,294	$3,981	$(248)	$8
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.

The Company utilizes its unsecured new revolving credit facility (the "New Credit Facility") for potential borrowings and for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the New Credit Facility in place at March 31, 2012 is February 1, 2016. The per annum variable interest rate on any related outstanding balances, for which there were none at March 31, 2012, is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of March 31, 2012, the Company had no related borrowings, with $3.2 million in letters of credit outstanding, leaving $596.8 million of unused availability under the New Credit Facility. During the three-months ended March 31, 2011, the weighted-average interest rate on Former Credit Facility borrowings was 0.99%. As of March 31, 2011, the weighted average interest rate on the Former Credit Facility was 1.02%. There were no comparable rates as of March 31, 2012 due to the fact that the Company had no borrowings on its New Credit Facility during the current period.
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
The spread to LIBOR for LIBOR-based loans under the New Credit Facility and New Term Loans will depend on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150, 175, 175 and 190 basis points under the New Credit Facility, the $150.0 million three-year term loan, the $250.0 million four-year term loan and the $200.0 million seven-year term loan, respectively. At the Company's option, loans under the New Credit Facility and New Term Loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The New Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, the rate on $300.0 million of notional principal for the other loans at rates in a range of 2.470% to 2.910% for periods of three to five years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of March 31, 2012.
The New Credit Facility and New Term Loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of March 31, 2012.

As of March 31, 2012, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2012	$160,647
2013	66,806
2014	251,532
2015	476,800
2016	597,065
Thereafter	1,127,730
Total principal payments	2,680,580
Net unamortized premiums/(discounts)	(6,130)
Outstanding indebtedness	$2,674,450
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of March 31, 2012 and December 31, 2011, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2012 and December 31, 2011 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2012			December 31, 2011
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Mortgage notes payable, net of discounts	$509,450		$557,012	$512,391		$545,784
Unsecured notes payable, net of discounts	$1,492,520		$1,567,620	$1,496,501		$1,555,633
Variable rate debt	$678,610		$676,693	$391,610		$380,786
Notes receivable	$30,962	(a)	$32,406	$31,157	(a)	$32,756
_____________________

(a)
For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of two properties in 2009 accounted for under the accounting standard for installment sales.

The fair value of the Company's unsecured notes payable, net of discounts is categorized at a Level 1 basis (as provided by the accounting standard for Fair Value Measurements and Discloses). This is because the Company valued these instruments using quoted market prices as of March 31, 2012 and December 31, 2011.
The fair value of the Company's mortgage notes payable, variable rate debt and notes receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). The fair value of the variable rate debt and notes receivable were estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate. These financial instruments have been categorized as Level 3 due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012, and current estimates of fair value may differ from the amounts presented herein.

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
The Company’s New Credit Facility, New Term Loans and the indenture governing the unsecured public debt securities (Note 7) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the New Credit Facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the New Credit Facility, the New Term Loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the New Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively affect the ability of the Company to perform its obligations under the New Credit Facility. While the Company believes that there are currently no material adverse effect events, the Company is operating in unprecedented economic times and it is possible that such event could arise which would limit the Company’s borrowings under the New Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the New Credit Facility and the borrowings under the New Credit Facility would become due and payable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.
The Company was in compliance with all financial covenants as of March 31, 2012. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lenders would not provide a waiver, an event of default could result.
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

The following table summarizes the terms and fair values of the Company's derivative financial instruments as of March 31, 2012 and December 31, 2011. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2012	12/31/2011				3/31/2012	12/31/2011
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$2,020	$2,820
Swap	Interest Rate	Cash Flow	(a)	127,000	127,000	2.702%	December 9-13, 2011	February 1, 2016	680	340
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	204	65
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2012	May 1, 2015	97	27
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	209	244
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	135	390
Swap	Interest Rate	Cash Flow	(a)	50,000	—	2.780%	January 6, 2012	August 1, 2016	198	—
Swap	Interest Rate	Cash Flow	(a)	50,000	—	2.910%	January 6, 2012	February 1, 2017	218	—
Swap	Interest Rate	Cash Flow	(a)	25,774	—	3.090%	January 6, 2012	October 30, 2019	107	—
				$578,610	$452,836				$3,868	$3,886

(a) Hedging unsecured variable rate debt.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three-month periods ended March 31, 2012 and 2011. Conditions in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.

10. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2012, income from discontinued operations relates to the two properties that the

Company sold during 2012. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2012 (in thousands):

Three-month period ended March 31, 2012
Revenue:
Rents	$2,053
Tenant reimbursements	91
Other	1
Total revenue	2,145
Expenses:
Property operating expenses	367
Real estate taxes	270
Depreciation and amortization	951
Total operating expenses	1,588
Income from discontinued operations before gain on sale of interests in real estate	557
Net gain on disposition of discontinued operations	14,668
Income from discontinued operations	$15,225
For the three-month period ended March 31, 2011, income from discontinued operations relates to the six properties that the Company sold from January 1, 2011 through March 31, 2012. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2011 (in thousands):

Three-month period ended March 31, 2011
Revenue:
Rents	$3,643
Tenant reimbursements	589
Other	(63)
Total revenue	4,169
Expenses:
Property operating expenses	1,176
Real estate taxes	490
Depreciation and amortization	1,426
Total operating expenses	3,092
Income from discontinued operations	$1,077
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
As of March 31, 2012 and December 31, 2011, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $32.3 million and $33.1 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $30.5 million and $25.6 million, respectively.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(5,889)	$(5,889)	$(1,567)	$(1,567)
Net income from continuing operations attributable to non-controlling interests	145	145	73	73
Amount allocable to unvested restricted shareholders	(96)	(96)	(142)	(142)
Preferred share dividends	(1,998)	(1,998)	(1,998)	(1,998)
Loss from continuing operations available to common shareholders	(7,838)	(7,838)	(3,634)	(3,634)
Income from discontinued operations	15,225	15,225	1,077	1,077
Discontinued operations attributable to non-controlling interests	(279)	(279)	(22)	(22)
Discontinued operations attributable to common shareholders	14,946	14,946	1,055	1,055
Net income (loss) attributable to common shareholders	$7,108	$7,108	$(2,579)	$(2,579)
Denominator
Weighted-average shares outstanding	142,820,955	142,820,955	134,577,421	134,577,421
Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.05)	$(0.05)	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	0.10	0.10	0.01	0.01
Net income (loss) attributable to common shareholders	$0.05	$0.05	$(0.02)	$(0.02)

Redeemable common limited partnership units totaling 2,657,721 and 9,902,752 as of March 31, 2012 and 2011, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
The contingent securities/share based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Parent Company. The effect of these securities is anti-dilutive for periods that the Parent Company incurs a net loss from continuing operations available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2012 and 2011, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On March 20, 2012, the Parent Company declared a distribution of $0.15 per common share, totaling $21.6 million, which was paid on April 19, 2012 to shareholders of record as of April 5, 2012. On March 20, 2012, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2012. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2012 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the three-month period ended March 31, 2012, the Parent Company did not sell any shares under the Offering Program. During the three-

month period ended March 31, 2011, the Parent Company sold 188,400 shares under this program at an average sales price of $12.23 per share resulting in net proceeds of $2.2 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 188,400 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through March 31, 2012, the Parent Company had sold 6,421,553 shares under this program at an average sales price of $12.50 per share, resulting in 8,578,447 remaining shares available for sale.
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
The Parent Company did not repurchase any shares during the three-month period ended March 31, 2012. As of March 31, 2012, the Parent Company may purchase an additional 0.5 million shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2012		2011
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(5,889)	$(5,889)	$(1,567)	$(1,567)
Amount allocable to unvested restricted unitholders	(96)	(96)	(142)	(142)
Preferred unit dividends	(1,998)	(1,998)	(1,998)	(1,998)
Loss from continuing operations available to common unitholders	(7,983)	(7,983)	(3,707)	(3,707)
Discontinued operations attributable to common unitholders	15,225	15,225	1,077	1,077
Net income (loss) attributable to common unitholders	$7,242	$7,242	$(2,630)	$(2,630)
Denominator
Weighted-average units outstanding	145,485,422	145,485,422	144,480,173	144,480,173
Earnings per Common Partnership Unit:
Loss from continuing operations attributable to common unitholders	$(0.05)	$(0.05)	$(0.03)	$(0.03)
Discontinued operations attributable to common unitholders	0.10	0.10	0.01	0.01
Net income (loss) attributable to common unitholders	$0.05	$0.05	$(0.02)	$(0.02)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-months ended March 31, 2012 and 2011, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.

Common Partnership Unit and Preferred Mirror Units
On March 20, 2012, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.6 million, which was paid on April 19, 2012 to unitholders of record as of April 5, 2012.
On March 20, 2012, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2012. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2012 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror Units totaled $0.9 million and $1.1 million, respectively.
During the three-month period ended March 31, 2012, the Parent Company did not sell any shares related to the Offering Program.
The Operating Partnership issued 7,111,112 Class F (2010) Units on August 5, 2010 in connection with its acquisition of Three Logan Square. The Class F (2010) Units were valued based on the closing market price of the Parent Company’s common shares on the acquisition date ($11.54) less $0.60 to reflect that these units did not begin to accrue a dividend prior to the first anniversary of their issuance. The Class F (2010) Units were subject to redemption at the option of the holders after the first anniversary of the acquisition. The Operating Partnership had the option to satisfy the redemption either for an amount, per unit, of cash equal to the market price of one of the Parent Company’s common share (based on the five-day trading average ending on the date of the exchange) or for one of the Parent Company’s common shares. On December 23, 2011, the Operating Partnership satisfied in full the holder's tender for redemption of all 7,111,112 of the Class F (2010) Units through the issuance of 7,111,112 Parent Company's common shares.
Common Unit Repurchases
The Parent Company did not repurchase any shares during the three-month period ended March 31, 2012 and accordingly, during the three-month period ended March 31, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2012, the Parent Company had 3,599,672 options outstanding under its shareholder approved equity incentive plan. There were 903,066 options unvested as of March 31, 2012 and $2.0 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 1.2 years. During the three months ended March 31, 2012 and 2011, the Company recognized compensation expense related to unvested options of $0.4 million and $0.3 million, of which $0.1 million and a nominal amount, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.
Option activity as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,599,672	$14.50	7.20	$(18,015,060)
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2012	3,599,672	$14.50	6.96	$(10,887,709)
Vested/Exercisable at March 31, 2012	2,696,606	$16.18	6.63	$(12,302,777)
Restricted Share Awards
As of March 31, 2012, 964,297 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2012 was approximately $5.1 million. That expense is expected to be recognized over a weighted average remaining vesting period of 1.6 years. The Company recognized compensation expense related to outstanding restricted shares of $0.7 million and $0.8 million during the three months ended March 31, 2012 and 2011, of which $0.2 million and $0.1 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. The expensed amounts are included in general and administrative expense on the

Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the three-months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2012	807,291	$9.46
Granted	196,719	10.86
Vested	(39,274)	27.63
Forfeited	(439)	14.58
Non-vested at March 31, 2012	964,297	$9.29
On March 1, 2012, the Compensation Committee of the Company’s Board of Trustees awarded 196,719 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 1, 2012 as provided in the Plan award agreements means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of March 31, 2012, none of the Company’s executives had met conditions to elect a qualifying retirement.
Restricted Performance Share Units Plan
On March 1, 2012, March 2, 2011, and March 4, 2010, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 265,222, 124,293, and 120,955 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three year measurement period that commenced on January 1, 2012 (in the case of the March 1, 2012 awards), January 1, 2011 (in the case of the March 2, 2011 awards), and January 1, 2010 (in the case of the March 4, 2010 awards) and that ends on the earlier of December 31, 2014, December 31, 2013 or December 31, 2012 (as applicable) or the date of a change of control. In the case of the awards made on March 1, 2012, our performance is compared to the shareholder return of REITs within an index over the measurement period for 50% of the RPSUs awarded on that date, with the remaining 50% being compared to the total shareholder return of REITs within our proxy peer group over such period. In the case of the awards made on March 2, 2011 and March 4, 2010, our performance is compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index or peer group, as applicable.
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to the REITs within the index or peer group, as applicable, then at the end of the measurement period the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant's base units.
On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair value of the 2012 award on the grant date was $4.2 million, while the fair values of the 2011 and 2010 awards were $2.0 million, respectively. The fair values of each award are being amortized over the three year cliff vesting period. In the case of the 2012 and 2011 awards, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for RPSUs granted on March 1, 2012 and March 1, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of March 31, 2012, none of the Company’s executives has met conditions to elect a qualifying retirement.
For the three months ended March 31, 2012 and 2011, the Company recognized total compensation expense for the 2012, 2011, and 2010 awards of $0.6 million and $0.3 million, of which $0.2 million and nominal amounts, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.

In the case of the Company's previous April 1, 2009 award, a total of 372,102 shares were delivered to award recipients on March 1, 2012. These shares, which all vested on December 31, 2011 (the end of its three-year measurement period), were also paid cash dividends on January 19, 2012.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2012 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares initially reserved for issuance under the ESPP is 1.25 million. During each of the three months ended March 31, 2012 and 2011, employees made purchases under the ESPP of $0.1 million. The Company recognized a nominal amount compensation expense related to the ESPP during each of the three months ended March 31, 2012 and 2011. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the three months ended March 31, 2012 and 2011, the Company recorded net increases in compensation costs of $0.9 million and $0.5 million, respectively, in connection with the Plan due to the change in the market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the three months ended March 31, 2012 and 2011, the Company recorded net decreases in compensation costs of $0.9 million and $0.4 million, respectively, in connection with the investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At each of March 31, 2012 and 2011, 0.3 million of such shares were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within the Company’s consolidated balance sheet amounted to $51.6 million as of March 31, 2012 and December 31, 2011, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.4 million at both of the periods ended March 31, 2012 and December 31, 2011, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the year ended December 31, 2011, the Company recognized $12.0 million of the cash received as revenue net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2012 and December 31, 2011 is $2.1 million, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.4 million for the each of the three months ended March 31, 2012 and 2011, respectively.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at March 31, 2012 and December 31, 2011. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in December 2015 when the recapture period ends.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at March 31, 2012 and December 31, 2011 is $5.3 million and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of March 31, 2012, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C, (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the

Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
Segment information is as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey /Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2012:
Real estate investments, at cost:
Operating properties	$1,219,154	$954,484	$1,181,600	$543,293	$307,275	$257,397	$253,921	$—	$4,717,124
Construction-in-progress								38,442	38,442
Land inventory								109,285	109,285
As of December 31, 2011:
Real estate investments, at cost:
Operating properties	$1,218,071	$953,870	$1,255,803	$545,657	$307,698	$257,694	$254,287	$—	$4,793,080
Construction-in-progress								25,083	25,083
Land inventory								109,008	109,008
For the three-months ended March 31, 2012:
Total revenue	$39,829	$33,149	$26,437	$20,601	$9,034	$7,493	$5,636	$(378)	$141,801
Property operating expenses, real estate taxes and third party management expenses	14,080	12,686	10,065	9,737	3,643	3,396	2,618	(445)	55,780
Net operating income	$25,749	$20,463	$16,372	$10,864	$5,391	$4,097	$3,018	$67	$86,021
For the three-months ended March 31, 2011:
Total revenue	$40,053	$31,850	$30,332	$19,978	$8,798	$8,114	$5,409	$(236)	$144,298
Property operating expenses, real estate taxes and third party management expenses	16,672	12,219	11,648	11,088	3,388	3,093	2,695	(333)	60,470
Net operating income	$23,381	$19,631	$18,684	$8,890	$5,410	$5,021	$2,714	$97	$83,828
Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact the Company’s results from operations. All companies may not calculate NOI in the same manner. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. Below is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Three-month periods ended March 31,
	2012	2011
	(amounts in thousands)
Consolidated net operating income	$86,021	$83,828
Less:
Interest expense	(34,144)	(32,393)
Deferred financing costs	(1,311)	(928)
Depreciation and amortization	(50,502)	(50,295)
Administrative expenses	(6,050)	(6,244)
Plus:
Interest income	483	441
Interest expense - financing obligation	(182)	—
Equity in income of real estate ventures	44	1,233
Net gain on sales of interests in real estate	—	2,791
Gain (loss) on early extinguishment of debt	(248)	—
Loss from continuing operations	(5,889)	(1,567)
Income from discontinued operations	15,225	1,077
Net income (loss)	$9,336	$(490)

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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 17 to 91 years. Minimum future rental payments on non-cancelable leases at March 31, 2012 are as follows (in thousands):

2012 (nine months remaining)	$455
2013	1,818
2014	1,818
2015	1,909
2016	1,909
Thereafter	289,211

One of the land leases for a property provides for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the property after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses.
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2012, the Company had a balance of $1.4 million for this liability in its consolidated balance sheet.
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
As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2012: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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

18. SUBSEQUENT EVENTS
On April 11, 2012, the Company closed a registered public offering of 4,000,000 shares of its 6.90% Series E Cumulative Redeemable Preferred Shares at a price to the public of $25.00 per share. Dividends on the 6.90% Series E Cumulative Redeemable Preferred Shares will be paid quarterly in arrears on or about the 15th day of each January, April, July, and October, commencing July 15, 2012, at a rate per annum of 6.90% of the liquidation value of $25.00 per share (equivalent to $1.725 per share per annum). Net proceeds from the offering totaled approximately $96.3 million, after deducting the underwriting discount and our estimated expenses.
On May 3, 2012, the Company used a portion of the net proceeds from the aforementioned offering of Series E Cumulative Redeemable Preferred Shares to redeem all 2,000,000 shares of its previously outstanding 7.50% Series C Cumulative Redeemable Preferred Shares at a redemption price of $50.0 million plus $0.2 million of accrued dividends through the redemption date, and used the remaining proceeds for corporate purposes.
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

•
the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

•
a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers of our properties to comply with the terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;

•	the risks associated with federal, state and local tax audits;

•	the complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2011 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three-months ended March 31, 2012 and 2011 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2012, our 231 property portfolio consisted of 205 office properties, 20 industrial facilities, five mixed-use properties and one development property that contain an aggregate of approximately 25.1 million net rentable square feet. These 231 properties compose our core portfolio. As of March 31, 2012, we also held economic interests in 18 unconsolidated real estate ventures that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.5 million net rentable square feet.
As of March 31, 2012, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at March 31, 2012 was 86.7%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three months ended March 31, 2012:

Three-month period ended
March 31, 2012
Leasing Activity:
Total net rentable square feet owned (1)	24,912,926
Occupancy percentage (end of period)	86.7%
Average occupancy percentage	86.8%
New leases and expansions commenced (square feet)	560,871
Leases renewed (square feet)	421,383
Net absorption (square feet) (2)	76,547
Percentage change in rental rates per square feet (3):
New and expansion rental rates	(2.1)%
Renewal rental rates	(5.6)%
Combined rental rates	(4.3)%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$3.90
Tenant Improvements (per square feet)	$13.03

(1)	For each period, includes all properties in the core portfolio (i.e. not under development or redevelopment), including properties that were sold during these periods.

(2)	Includes leasing related to current developments and redevelopments, and sold properties.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 6.4% of our aggregate final annualized base rents as of March 31, 2012 (representing approximately 5.7% of the net rentable square feet of the Properties) expire without penalty in 2012. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the three months ended March 31, 2012, we achieved a 59.7% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.1 million or 11.4% of total receivables (including accrued rent receivables) as of March 31, 2012 compared to $15.5 million or 11.2% of total receivables (including accrued rent receivables) as of December 31, 2011.

If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
As of March 31, 2012, we owned approximately 444 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. We also entered into development agreements related to two of our land parcels under option for ground lease that require us to commence development by December 31, 2012. If we determine that construction cannot be started by the specified date, or that it is not in our best economic interest to develop either parcel or negotiate an extension of the development period, we will then write off the parcel-specific costs that we have incurred in preparing these parcels of land for development, as we will have lost our rights under the ground lease. These costs, amounting to $7.8 million as of March 31, 2012, would have to be written-off in the period that it is determined that the development would not be commenced and an extension cannot be negotiated.

RECENT PROPERTY TRANSACTIONS
On March 22, 2012, we sold South Lake at Dulles Corner, a 268,240 net rentable square feet office property located in Herndon, Virginia, for a sales price of $91.1 million. The property was 100.0% occupied as of the date of sale.
On January 17, 2012, we sold 304 Harper Drive, a 32,978 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $3.0 million. The property was 90.1% occupied as of the date of sale.
On January 6, 2012, we acquired a vacant office property containing 154,392 net rentable square feet in Plymouth Meeting, Pennsylvania known as 660 West Germantown Pike for $9.1 million. We are currently redeveloping this property. We funded the acquisition price through an advance under our Credit Facility and with available corporate funds. We also recognized $0.1 million of acquisition related costs that have been capitalized on our consolidated balance sheet, consistent with guidance surrounding an asset acquisition.
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
Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2011. See also Note 2 in our unaudited consolidated financial statements for the three months ended March 31, 2012 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2012 and 2011. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less operating expenses, real estate taxes and third party management expenses. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 16 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs, or trends in development and construction activities that could materially impact our results from operations. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).
Comparison of the Three-Month Periods Ended March 31, 2012 and 2011
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 225 properties containing an aggregate of approximately 24.5 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2012 and 2011. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2011 and owned through March 31, 2012. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2011 or disposed prior to March 31, 2012. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2012 and 2011) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2012 and 2011 (in thousands).
The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.
Comparison of three-months ended March 31, 2012 to the three-months ended March 31, 2011

	Same Store Property Portfolio			Recently Completed Properties		Development Properties		Other (Eliminations) (a)		Total Portfolio

(dollars in thousands)	2012	2011	Increase/ (Decrease)	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)
Revenue:
Cash rents	$107,436	$109,245	$(1,809)	$1,319	$18	$—	$—	$(732)	$2,263	$108,023	$111,526	$(3,503)
Straight-line rents	6,624	4,517	2,107	208	1	—	—	—	66	6,832	4,584	2,248
Above/below market rent amortization	1,321	1,220	101	120	—	—	—	—	32	1,441	1,252	189
Total rents	115,381	114,982	399	1,647	19	—	—	(732)	2,361	116,296	117,362	(1,066)
Tenant reimbursements	19,140	22,400	(3,260)	81	1	—	—	111	131	19,332	22,532	(3,200)
Termination fees	1,497	568	929	—	—	—	—	—	—	1,497	568	929
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,142	2,753	3,142	2,753	389
Other	1,391	772	619	13	—	—	—	130	311	1,534	1,083	451
Total revenue	137,409	138,722	(1,313)	1,741	20	—	—	2,651	5,556	141,801	144,298	(2,497)
Property operating expenses	41,729	47,132	(5,403)	693	42	—	—	(2,225)	(2,172)	40,197	45,002	(4,805)
Real estate taxes	14,059	13,530	529	66	27	—	—	208	401	14,333	13,958	375
Third party management expenses	—	—	—	—	—	—	—	1,250	1,510	1,250	1,510	(260)
Net operating income	81,621	78,060	3,561	982	(49)	—	—	3,418	5,817	86,021	83,828	2,193
General & administrative expenses	(15)	4	(19)	13	—	—	—	6,052	6,240	6,050	6,244	(194)
Depreciation and amortization	49,426	48,406	1,020	920	—	—	—	156	1,889	50,502	50,295	207
Operating income (loss)	$32,210	$29,650	$2,560	$49	$(49)	$—	$—	$(2,790)	$(2,312)	$29,469	$27,289	$2,180
Number of properties	225	225		5		1		—		231
Square feet	24,544	24,544		369		154		—		25,067
Occupancy %	86.8%	85.0%		77.7%						86.7%
Other Income (Expense):
Interest income										483	441	42
Interest expense										(34,144)	(32,393)	(1,751)
Deferred financing costs										(1,311)	(928)	(383)
Interest expense — Deferred financing costs										(182)	—	(182)
Equity in income of real estate ventures										44	1,233	(1,189)
Net gain on sale of interests in real estate										—	2,791	(2,791)
Loss on early extinguishment of debt										(248)	—	(248)
Loss from continuing operations										(5,889)	(1,567)	(4,322)
Income from discontinued operations										15,225	1,077	14,148
Net income (loss)										$9,336	$(490)	$9,826
Income (loss) per common share										0.05	$(0.02)	$0.07
EXPLANATORY NOTES

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. This also includes two properties that were contributed to an unconsolidated real estate venture in which the Company has a 50% ownership interest.

Total Revenue
Cash rents from the Total Portfolio decreased by $3.5 million from the first quarter of 2011 to the first quarter of 2012 primarily reflecting:

•	a decrease of $3.0 million of rental income at the same store portfolio as a result of contributing two properties to one of our unconsolidated joint ventures during the fourth quarter of 2011; and,

•	a decrease of $1.8 million due to a decrease in cash rent growth as a result of a 4.3% decrease in our expiring rates compared to new and renewal rental rates during the first quarter of 2012 when compared to the first quarter of 2011 at our same store properties.
These decreases were offset by:

•
an increase of $1.3 million related to our acquisition of Overlook I and II during the first quarter of 2011, the placement into service of the Juniper Street Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during the third quarter of 2011, and;

•	an increase in same store occupancy of 180 basis points from the first quarter of 2011 to the first quarter of 2012.
Straight-line rents increased by $2.2 million due to leases with free rent periods that commenced subsequent to the first quarter of 2011 at our same store properties.
Tenant reimbursements decreased by $3.2 million primarily as a result of decreased operating expenses within our same store portfolio during the first quarter of 2012 compared to the first quarter of 2011.
Termination fees at our Total Portfolio increased by $0.9 million due to timing and volume of tenant move-outs during the third first quarter of 2012 when compared to the first quarter of 2011.
Property Operating Expenses
Property operating expenses decreased by $4.8 million mainly due to decreases of: (i) $3.2 million in snow removal costs during the first quarter of 2012 compared to the first quarter of 2011, (ii) a $0.8 million decrease related to two properties contributed into one of our unconsolidated joint ventures during the fourth quarter of 2011, (iii) a $0.6 million decrease in repairs and maintenance expenses, (iv) a $0.5 million decrease related to non-billable operating expenses and (v) a $0.9 million decrease in utility expenditures during the first quarter of 2012 compared to the first quarter of 2011. The decrease was offset by a $0.4 million increase in bad debt expense, a $0.7 million increase in the property operating expenses for the two properties mentioned above, and a decrease of $0.1 million in various other operating expenses across the portfolio during the first quarter of 2012. Snow removal and utility costs decreased as a result of the mild winter experienced in our Pennsylvania and New Jersey sub-markets during 2012. Repairs and maintenance expenses decreased based on timing of tenant needs for repairs during the first quarter of 2012. The increase to bad debt expense is directly related to the increase in straight line rental income during the first quarter of 2012 compared to the first quarter of 2011.
Interest Expense
The increase in interest expense of $1.8 million is primarily due to the following:

•	an increase of $4.2 million related to our issuance of $325.0 million 4.950% Guaranteed Notes due 2018 in April 2011;

•	an increase of $2.1 million as a result of the entry into $600.0 million in new term loans which closed on February 1, 2012;

•
an increase of $1.0 million in interest rate swap expense. We entered into interest rate swap agreements related to all of our variable rate debt with the exception of $100.0 million of term loan indebtedness, and;

•
an increase of $0.2 million of financing obligation interest expense related to a Metro D.C. property that we contributed to a joint venture in the fourth quarter of 2011 that did not qualify for sale accounting. The interest represents our partner's 50% share of the net operating income of the property.

The increase of $7.5 million in interest expense described above was offset by the following decreases in interest expense during the first quarter 2012 compared to the first quarter of 2011:

•
decrease of $1.7 million related to repurchases of various unsecured notes subsequent to 2011. During 2011, we repurchased (i) $23.7 million of our 5.750% Guaranteed Notes due 2012, (ii) $22.7 million of our 7.500% Guaranteed Notes due 2015 and (iii) $59.8 million of our 3.875% Guaranteed Exchangeable Notes;

•	decrease of $3.2 million as a result of the repayment of five mortgages that matured during 2011;

•	decrease of $0.6 million related to the extinguishment of our Bank Term Loan and;

•	decrease of $0.2 million as a result of increased of capitalized interest during the first quarter of 2012.

Equity in income of real estate ventures
The decrease in equity in income of real estate ventures of $1.2 million is due to lower net income at the real estate venture properties during the first quarter of 2012 compared to the first quarter of 2011, primarily related to $0.3 million of net loss from the Allstate joint venture, which the Company entered into during the fourth quarter of 2011. During 2011, the lease structure with the lead tenant in one of our unconsolidated real estate ventures was restructured resulting in a decrease of $0.5 million in equity in income from real estate ventures during the first quarter of 2012. The remaining decrease is due to lower net income across the remaining ventures.
Net gain on sale of interests in real estate
During the three months ended March 31, 2011, we recognized a $2.8 million net gain upon sale of our 11% remaining ownership interest in three properties that we partially sold to one of our unconsolidated Real Estate Ventures in December 2007. We had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, we exercised the put/call which then transferred full ownership in the three properties to the Real Estate Venture. Accordingly, our direct continuing involvement through our 11% interest in the properties ceased as a result of the transfer of the ownership interest.
Discontinued Operations
During the three-months ended March 31, 2012, we sold one property in Herndon, VA and one property in Moorestown, NJ. These properties had total revenues of $2.1 million, property operating expenses of $0.6 million, and depreciation and amortization expense of $1.0 million. We recognized a gain on sale related to these properties of $14.7 million.
The March 31, 2011 amounts are reclassified to include the operations of the properties sold through the first quarter of 2012, as well as all properties that were sold through the year ended December 31, 2011. Therefore, the discontinued operations amount for the first quarter of 2011 includes total revenue of $4.2 million, operating expenses of $1.7 million and depreciation and amortization expense of $1.4 million.
Net income (loss)
Net income (loss) increased by $9.8 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of the factors described above. Net income (loss) is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income (loss) per Common Share
Income per share was $0.05 during the three months ended March 31, 2012 as compared to a loss per share of $0.02 during the three months ended March 31, 2011 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY
The Parent Company conducts its business through the Operating Partnership and its only material asset is its ownership of the partnership interests of the Operating Partnership. The Parent Company, other than acting as the sole general partner of the Operating Partnership, issues public equity from time to time and guarantees the debt obligations of the Operating Partnership. The Parent Company’s principal funding requirement is the payment of dividends on its common shares and preferred shares. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As of March 31, 2012, the Parent Company owned a 98.2% interest in the Operating Partnership. The remaining interest of approximately 1.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
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

The Parent Company receives proceeds from equity issuances from time to time and contributes such proceeds from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of its shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time. In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share. During the three months ended March 31, 2012, the Parent Company did not sell any shares related to the Offering Program. From inception of the Offering Program through March 31, 2012, the Parent Company has sold 6,421,553 shares under the program at an average sales price of $12.50 per share, resulting in 8,578,447 remaining shares available for sale. The Parent Company contributed the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn used to repay its debt and for general corporate purposes.
On March 20, 2012, the Parent Company declared a distribution of $0.15 per common share, totaling $21.6 million, which it paid on April 19, 2012 to its shareholders of record as of April 5, 2012. In addition, the Parent Company declared distributions on its Series C Preferred Shares and Series D Preferred Shares to holders of record as of March 30, 2012. These shares are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2012 to holders of Series C Preferred Shares and Series D Preferred Shares totaled $0.9 million and $1.1 million, respectively.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of March 31, 2012, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company did not repurchase any shares during the three-month period ended March 31, 2012. The Parent Company’s Board of Trustees has not limited the duration of the program, however, it may be terminated at any time.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, the Parent Company and the Operating Partnership may offer and sell equity and debt securities from time to time under the shelf registration statement.
On April 11, 2012, the Company closed a registered public offering of 4,000,000 shares of its 6.90% Series E Cumulative Redeemable Preferred Shares at a price to the public of $25.00 per share. Dividends on the 6.90% Series E Cumulative Redeemable Preferred Shares will be paid quarterly in arrears on or about the 15th day of each January, April, July, and October, commencing July 15, 2012, at a rate per annum of 6.90% of the liquidation value of $25.00 per share (equivalent to $1.725 per share per annum). Net proceeds from the offering totaled approximately $96.3 million, after deducting the underwriting discount and our estimated expenses.
On May 3, 2012, the Company used a portion of the net proceeds from the aforementioned offering of Series E Cumulative Redeemable Preferred Shares to redeem all 2,000,000 shares of its previously outstanding 7.50% Series C Cumulative Redeemable Preferred Shares at a redemption price of $50.0 million plus $0.2 million of accumulated distributions through the redemption date, and used the remaining proceeds for corporate purposes.
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2012, amounted to $509.5 million and $2,171.1 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. As of March 31, 2012, the Operating Partnership is in compliance with all of its debt covenant and requirement obligations.
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
The Operating Partnership believes that with uncertain economic conditions, vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets throughout 2012 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under the Credit Facility and other debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash that it uses to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in cash provided by operations would affect the financial performance covenants under its Credit Facility, unsecured term loan and unsecured notes.
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
The Operating Partnership’s liquidity management remains a priority. The Operating Partnership regularly pursues new financing opportunities to ensure an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership is comfortable with its ability to meet future debt maturities and development or property acquisition funding needs. The Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit and financial markets. On February 1, 2012, the Parent Company and the Operating Partnership closed on a new $600.0 million four-year unsecured credit facility and three unsecured term loans in the aggregate amount of $600.0 million, consisting of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. The new credit facility and term loans are referred to earlier in this Form 10-Q as our "New Credit Facility" and "New Term Loans", respectively, and the Parent Company used the proceeds from the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, the Former Revolving Credit Facility and Former Bank Term Loan. The New Credit Facility has terms that are generally comparable to those under the Former Revolving Credit Facility.
The Operating Partnership uses multiple financing sources to fund its long-term capital needs. When needed, it will use its New Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It will also consider other properties within its portfolio as necessary, where it may be in its best interest to obtain a secured mortgage.
The Operating Partnership’s ability to incur additional debt is dependent upon a number of factors, including its credit ratings, the value of its unencumbered assets, its degree of leverage and borrowing restrictions imposed by its current lenders. If more than one rating agency were to downgrade its credit rating, the Operating Partnership's access to capital in the unsecured debt market would be more limited and the interest rate under its New Credit Facility and the New Term Loans would increase.
The ability of the Parent Company and the Operating Partnership to sell their equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Parent Company contributes the proceeds it receives from its equity issuances to the Operating Partnership in exchange for partnership units of the Operating Partnership in accordance with the Operating Partnership’s partnership agreement. The Operating Partnership uses the net proceeds from the sales contributed by the Parent Company to repay its debt and for general corporate purposes. The Operating Partnership, from time to time, also issues its own partnership units as consideration for property acquisitions and developments.
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
As of March 31, 2012 and December 31, 2011, the Operating Partnership maintained cash and cash equivalents of $284.2 million and $0.4 million, respectively. The following are the changes in cash flow from its activities for the three-month periods ended March 31 (in thousands):

Activity	2012	2011
Operating	$44,222	$53,536
Investing	(7,954)	(58,259)
Financing	247,558	(11,593)
Net cash flows	$283,826	$(16,316)
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $9.3 million in cash flows from operating activities of the Operating Partnership during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributable to the following:

•	decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of six properties subsequent to March 31, 2011.

•	timing of cash receipts and cash expenditures in the normal course of operations.
The net decrease of $50.3 million in cash flows used in investing activities of the Operating Partnership during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributable to the following:

•
an increase of net proceeds from the sale of properties of $92.4 million during the first quarter of 2012 related to two property sales. There were no property sales during the first quarter of 2011 (see Note 3 to the consolidated financial statements for details);

•
a decrease of $12.8 million due to the acquisition of properties, mainly attributable to the Operating Partnership acquiring Overlook I and II during the first quarter of 2011, compared to the acquisition of the 660 West Germantown Pike development property during the first quarter of 2012;

•
a decrease in capital expenditures for tenant and building improvements and leasing commissions by $7.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in capital expenditures during the first quarter of 2012 is mainly attributable to Juniper Street Parking Garage being placed into service during the second quarter of 2011. This property was under development during the first quarter of 2011;

•	a decrease in advances made for purchase of tenant assets, net of repayments of $0.7 million during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011; and

•	a decrease of $1.0 million attributable to a loan provided to an unconsolidated Real Estate Venture partner during the three months ended March 31, 2011.
The decrease in cash used in investing activities was partially offset by the following transactions:

•	an increase of $50.7 million related to held-to-maturity securities that were purchased during the current quarter;

•
an increase of $12.5 million of investments in unconsolidated Real Estate Ventures during the first quarter of 2012, primarily reflecting $12.0 million that was contributed to a venture to repay our share of its mortgage indebtedness; and,

•	a decrease in cash distributions from unconsolidated Real Estate Ventures of $0.9 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
The net increase of $259.2 million in cash from financing activities of the Operating Partnership during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is mainly due to the following:

•	an increase in proceeds from New Term Loans of $600.0 million during the three months ended March 31, 2012 with no comparable term loan funding during the three months ended March 31, 2011;

•	a decrease in repayments of mortgage notes payable of $1.0 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

•	an increase of the net settlement of hedge transactions amounting to $0.6 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, and;

•	deferred financing obligations of $0.2 million during the three months ended March 31, 2012, with no comparable amount during the three months ended March 31, 2011.
The net increase in cash from financing activities described above was offset by the following:

•	a decrease in proceeds from Credit Facility and mortgage notes payable of $82.0 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

•	an increase in repayments of the Credit Facility of $207.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

•	repayment of an unsecured term loan of $37.5 million during 2012;

•	repayment of unsecured notes of $4.2 million during 2012;

•	an increase in debt financing costs of $7.9 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011;

•
a decrease in net proceeds received from the issuance of common shares of the Parent Company which amounted to $2.2 million during the three months ended March 31, 2011, with no comparable proceeds during the three months ended March 31, 2012, and;

•
an increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $22.7 million during the three months ended March 31, 2011 to $24.0 million during the three months ended March 31, 2012.

Capitalization
Indebtedness
During the three-months ended March 31, 2012, we repurchased $4.0 million of our outstanding unsecured Notes in a series of transactions which are summarized in the table below (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2012 5.750% Notes	$309	$301	$(2)	$—
2014 5.400% Notes	3,501	3,255	(197)	6
2015 7.500% Notes	484	425	(49)	2
	$4,294	$3,981	$(248)	$8

The table below summarizes the Operating Partnership’s indebtedness under its mortgage notes payable, its unsecured notes and its Credit Facility at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Balance:
Fixed rate	$2,580,580	$2,061,728
Variable rate — unhedged	100,000	338,774
Total	$2,680,580	$2,400,502
Percent of Total Debt:
Fixed rate	96.3%	85.9%
Variable rate — unhedged	3.7%	14.1%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.4%	6.0%
Variable rate — unhedged	2.0%	1.1%
Total	5.3%	5.3%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership will use New Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under the New Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The New Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of March 31, 2012.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40%, (3) a debt service coverage ratio of greater than 1.5 to 1.0 and (4) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2012.
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
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
As of March 31, 2012, the Operating Partnership had guaranteed repayment of approximately $0.7 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On March 20, 2012, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.6 million, which was paid on April 19, 2012 to unitholders of record as of April 5, 2012.
On March 20, 2012, the Operating Partnership declared distributions on its Series D Preferred Mirror Units and Series E Preferred Mirror Units to holders of record as of March 30, 2012. These units are entitled to a preferential return of 7.50% and 7.375%, respectively. Distributions paid on April 16, 2012 to holders of Series D Preferred Mirror Units and Series E Preferred Mirror

Units totaled $0.9 million and $1.1 million, respectively.
During the three-month period ended March 31, 2012, the Parent Company did not sell any shares under the Offering Program, and accordingly, the Operating Partnership did not repurchase any units in connection with the Parent Company's share repurchase program. From the inception of the Offering Program in March 2010 through March 31, 2012, the Operating Partnership has issued an aggregate of 6,421,553 common partnership units to the Parent Company. The Operating Partnership has used the net proceeds from such sales to repay balances on its unsecured revolving Credit Facility and for general corporate purposes.
On April 11, 2012, the Operating Partnership issued 6.90% Series E-linked Preferred Mirror Units, in connection with the previously mentioned Series E Preferred Share Offering. On May 3, 2012, the Operating Partnership also redeemed all of its Series D Preferred Mirror Units as a result of the aforementioned redemption of Series C Preferred Shares.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that registered common shares, preferred shares, depositary shares and warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, if warranted by market conditions, the Parent Company and the Operating Partnership may offer and sell equity and debt securities from time to time under the shelf registration statement.
Short- and Long-Term Liquidity
The Operating Partnership believes that its available cash balances and cash flow from operations are adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of March 31, 2012, the Operating Partnership had $2,171.1 million of total unsecured debt and $509.5 million of mortgage debt with $9.5 million of mortgage principal payments scheduled to be repaid through December 31, 2012. On April 2, 2012, $151.2 million of the $2,171.1 million total unsecured debt was paid off at maturity. The Company entered into binding agreements for lender commitments related to a New Credit Facility and New Term Loans as mentioned within the notes to the financial statements. The Company closed on the New Credit Facility and New Term Loans on February 1, 2012 and used the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, its Former Revolving Credit Facility and the Former Term Loan, both of which were scheduled to mature on June 29, 2012.
On March 23, 2012, the Operating Partnership acquired a $50.0 million tranche of Banco Santander Chile Senior Notes, with $0.2 million premium paid for the debt securities and $0.5 million of accrued interest income. On the acquisition date, the bonds were designated by the Operating Partnership as held-to-maturity securities, based upon the nature of the transaction, the Operating Partnership's intention and ability to hold the securities to maturity, and other applicable guidance surrounding prepayment risk, liquidity needs, and yield on alternative investments. The securities earn interest income at a rate of 2.875% annually, and are scheduled to mature on November 13, 2012. As of March 31, 2012, the Operating Partnership has amortized a nominal amount of the premium related to this transaction. As of March 31, 2012, the Operating Partnership has also recognized a nominal amount of interest income associated with this transaction.
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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of March 31, 2012:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$509,450	$12,834	$78,635	$216,727	$201,254
Unsecured term loan	600,000	—	150,000	250,000	200,000
Unsecured debt (a)	1,571,130	151,190	239,426	1,101,904	78,610
Ground leases (b)	297,120	455	5,545	5,727	285,393
Development contracts (c)	10	10	—	—	—
Interest expense (d)	559,325	109,801	204,742	138,469	106,313
Other liabilities (e)	12,016	—	—	—	12,016
	$3,549,051	$274,290	$678,348	$1,712,827	$883,586

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with our acquisition of Three Logan Square as the amounts cannot be determined at this time. The table also does not include the future minimum rental payments related to the ground lease in connection with our acquisition of an office building in Philadelphia, Pennsylvania. Both of these ground leases are discussed below.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2012 interest rates.

(e)	Other liabilities consists of deferred compensation liability and existing interest accretion on Two Logan Square (see related discussion below), as of March 31, 2012.
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
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2012, the Operating Partnership has a balance of $1.4 million for this liability on its consolidated balance sheet.
The Operating Partnership is currently being audited by the IRS for its 2004 tax year. The audit concerns the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Operating Partnership received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership has appealed the proposed adjustment. The proposed adjustment, if upheld, would not result in a material tax liability for the Operating Partnership. However, an adjustment could raise a question as to whether a contributor of partnership interests in the 2004 transaction could assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2012: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
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
The Operating Partnership entered into development agreements related to two parcels of land under option for ground lease that require the Operating Partnership to commence development by December 31, 2012. If the Operating Partnership determines that construction cannot be started by the specified date, or that it is not in the Operating Partnership's best economic interest to develop either parcel or negotiate an extension of the development period, it will then write off the parcel-specific costs that it has incurred in preparing these parcels of land for development, as it will have lost its rights under the ground lease. These costs, amounting to $7.8 million as of March 31, 2012, would have to be written-off in the period that it is determined that the development would not be commenced and an extension cannot be negotiated.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of March 31, 2012, its consolidated debt consisted of $509.5 million of mortgage loans and $1,492.5 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $600.0 million of unsecured term loans all of which are swapped to fixed, except for $100.0 million of unsecured term loans which bear interest a variable rate of interest. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $29.3 million. If market rates of interest decrease by 100 basis points, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $32.3 million.
As of March 31, 2012, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s $1,492.5 million of unsecured notes was $1,567.6 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt of approximately $14.9 million at March 31, 2012.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $678.6 million and $391.6 million at March 31, 2012 and December 31, 2011, respectively. The total fair value of the Operating Partnership’s debt was approximately $676.7 million and $380.8 million at March 31, 2012 and December 31, 2011, respectively. For sensitivity purposes, a if market rates of interest increase by 100 basis points the fair value of its variable rate debt would decrease by approximately $8.6 million at March 31, 2012. If market rates of interest decrease by 100 basis points the fair value of its outstanding variable rate debt would increase by approximately $4.9 million. A 100 basis point change in the market rate of interest equates to a change in the total fair value of its debt of approximately $3.4 million at December 31, 2011.
At March 31, 2012, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $678.6 million, of which $100.0 million remained variable, with the remaining $578.6 million being swapped to fixed. At March 31, 2012, the interest rate on its variable rate debt was approximately 2.0%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended March 31, 2012.
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
The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three months ended March 31, 2012 and 2011:

	Three-month periods ended
	March 31,
	2012	2011
	(amounts in thousands)
Net income (loss) attributable to common unitholders	$7,242	$(2,630)
Add (deduct):
Amount allocated to unvested restricted unitholders	96	142
Net gain on sale of interests in real estate	—	(2,791)
Net gain on disposition of discontinued operations	(14,668)	—
Depreciation and amortization:
Real property — continuing operations	39,540	38,056
Leasing costs including acquired intangibles — continuing operations	10,856	11,935
Real property — discontinued operations	802	1,363
Leasing costs including acquired intangibles — discontinued operations	149	63
Company’s share of unconsolidated real estate ventures	3,390	2,381
Funds from operations	$47,407	$48,519
Funds from operations allocable to unvested restricted shareholders	(318)	(340)
Funds from operations available to common share and unit holders (FFO)	$47,089	$48,179
Weighted-average shares/units outstanding — fully diluted	145,901,718	145,848,318

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Controls and Procedures (Parent Company)

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this quarterly report. Based on this evaluation, the Parent Company’s principal executive officer and principal financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

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
There has been no material change to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs (a)
2012:
January	3,817	$9.66	—	539,200
February	—	—	—	539,200
March	146,822	$11.04	—	539,200
Total	150,639		—

(a)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.2	Form of Restricted Share Award (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.3	2012 - 2014 Performance Share Unit Program (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.4	Letter Amendment to Employment Agreement - (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.5	Third Amended and Restated Revolving Credit Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.6	Term Loan A Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.7	Term Loan B Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.6 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.8	Term Loan C Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.7 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

BRANDYWINE REALTY TRUST (Registrant)
Date:	May 4, 2012	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2012	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2012	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	May 4, 2012	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2012	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2012	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.2	Form of Restricted Share Award (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.3	2012 - 2014 Performance Share Unit Program (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.4	Letter Amendment to Employment Agreement - (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 7, 2012) **

10.5	Third Amended and Restated Revolving Credit Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.6	Term Loan A Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.7	Term Loan B Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.6 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

10.8	Term Loan C Agreement dated as of December 15, 2011 (incorporated by reference to Exhibit 10.7 to Brandywine Realty Trust's Form 10-K filed on February 24, 2012)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

** Management contract or compensatory plan or arrangement