Form 10-K
period 2012-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2013-02-26
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-9106 (Brandywine Realty Trust)
000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 East Lancaster Avenue
Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (610) 325-5600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest,	New York Stock Exchange
par value $0.01 per share
(Brandywine Realty Trust)

6.90% Series E Cumulative Redeemable Preferred	New York Stock Exchange
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
As of June 29, 2012, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $1,744,730,587 based upon the last reported sale price of $12.34 per share on the New York Stock Exchange on June 29, 2012. An aggregate of 143,573,900 Common Shares of Beneficial Interest were outstanding as of February 21, 2013.
As of June 29, 2012, the aggregate market value of the 1,786,092 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $22,040,372 based upon the last reported sale price of $12.34 per share on the New York Stock Exchange on June 29, 2012 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference
Portions of the proxy statement for the 2013 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2012, owned a 98.7% interest in the Operating Partnership. The remaining 1.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules	70

SIGNATURES	79

Exhibit 3.1.29
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the Securities and Exchange Commission (the "SEC") (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	the continuing impact of modest global economic growth, which is having and may continue to have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;

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
Introduction
We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, mixed-use and industrial properties. As of December 31, 2012, we owned 221 properties, consisting of 193 office properties, 19 industrial facilities, five mixed-use properties, two redevelopment properties and two re-entitlement properties (collectively, the “Properties”) containing an aggregate of approximately 25.1 million net rentable square feet. In addition, as of December 31, 2012, we owned economic interests in 19 unconsolidated real estate ventures that contain approximately 7.0 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2012, we also owned 434 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern and Central New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that we own, as of December 31, 2012, we were managing approximately 7.4 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures. Unless otherwise indicated, all references to square feet represent net rentable area.
Organization
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2012, the Parent Company owned a 98.7% interest in the Operating Partnership. The remaining 1.3% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties. Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; Falls Church, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Austin, Texas; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.
2012 Transactions
Real Estate Acquisitions/Dispositions
On December 31, 2012, we acquired a two-building office property totaling 136,075 of net rentable square feet in Austin, Texas known as 7000 West at Lantana for $32.1 million. This property was 100.0% occupied as of December 31, 2012.
On December 11, 2012, we acquired an office property containing 456,922 net rentable square feet in Philadelphia, Pennsylvania known as 1900 Market Street for $34.8 million. This property was 76.3% occupied as of December 31, 2012, with redevelopment expected to commence in early 2013 in anticipation of the lead tenant's departure in late 2015.
On November 20, 2012, we acquired a ten-acre parcel of land in Herndon, Virginia for $2.1 million.
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
Brandywine/Toll Brothers Venture
On September 5, 2012, we formed a joint venture, TB-BDN Plymouth Apartments, L.P., (the "Venture"), with Toll Brothers, Inc. ("Toll Brothers"), a residential home builder. We, along with Toll Brothers, each own a 50% interest in the Venture. The Venture owns a 20-acre parcel of land located in Plymouth Meeting, Pennsylvania, which we contributed to the Venture upon its formation. Concurrent with our contribution of the aforementioned land parcel, Toll Brothers contributed $15.5 million of cash to the venture, equivalent to the fair value of the land parcel we contributed. The Venture will use the cash contributed by Toll Brothers to fund predevelopment costs for construction of a 398 unit apartment complex.
Based on the facts and circumstances at the date of formation of the Venture, and in accordance with the applicable accounting standards for the consolidation of variable interest entities, or VIEs, we determined that the Venture is not a VIE. Accordingly, we used the voting interest model under the accounting standards for consolidation to determine whether to consolidate the Venture. Under the joint venture agreement for the Venture, we, along with Toll Brothers, each has significant participating rights and we do not have exclusive control over the development or construction phases of the Venture's project. Because each partner has significant participating rights, we deconsolidated the land parcel that we contributed to the Venture, and we are accounting for the Venture under the equity method of accounting. As of December 31, 2012, the carrying amount of our investment in the Venture equaled $15.2 million, with an associated $0.3 million permanent basis adjustment accounting for the difference between the fair value and carrying amount of the land parcel we contributed. This basis adjustment will remain unamortized until the property is sold to a third party or until the Venture is dissolved, in accordance with the accounting standard for equity method investments.
Brandywine AI Venture - Station Square Acquisition
On July 10, 2012, we contributed $26.1 million to a joint venture, Brandywine AI Venture, that we formed in 2011 with an affiliate of Allstate Insurance. Our contribution funded our share of partner capital for the Venture's $120.6 million acquisition of three office properties containing 497,896 net rentable square feet in Silver Spring, Maryland. The properties were 93.2% occupied as of December 31, 2012.
Unsecured Debt Activity and New Credit Facility
During the year ended December 31, 2012, we repurchased $165.0 million of our unsecured Notes as summarized in the table below (excluding accrued interest, in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2012 5.750% Guaranteed Notes	$309	$301	$2	$—
2014 5.400% Guaranteed Notes	4,630	4,302	264	8
2015 7.500% Guaranteed Notes	69,549	60,794	8,712	183
2016 6.000% Guaranteed Notes	113,942	99,571	12,961	260
	$188,430	$164,968	$21,939	$451
We funded these repurchases from a combination of proceeds from asset sales, cash flow from operations, borrowings under our unsecured Credit Facility and proceeds from a recent debt offering (as indicated below).
We use borrowings under our unsecured Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt.

On February 1, 2012, we closed on a new $600.0 million four-year unsecured revolving credit facility (the "New Credit Facility") and three unsecured term loans in the aggregate amount of $600.0 million (collectively, the “New Term Loans”), consisting of a $150.0 million three-year loan, a $250.0 million four-year loan (with $150.0 million swapped to fixed and repaid as of December 31, 2012) and a $200.0 million seven-year loan. We used a portion of the net proceeds from the New Term Loans to repay all balances outstanding under, and concurrently terminate, our then existing $600.0 million unsecured revolving credit facility (the "Prior Credit Facility") and $183.0 million unsecured term loan (the "Prior Term Loan"), each of which had been scheduled to mature on June 29, 2012.
We have the option to increase the amounts available to be advanced under the New Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. We also have the option to extend the maturity dates of each of the New Credit Facility, the $150.0 million three-year term loan and the $250.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. We can prepay the $150.0 million three-year term and the $100.0 million four-year term loans at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty (3.00% commencing one year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter).
The spread to LIBOR for LIBOR-based loans under the New Credit Facility and New Term Loans will depend on our unsecured senior debt credit rating. Based on our current credit rating, the spread for such loans will be 150, 175, 175 and 190 basis points under the New Credit Facility, the $150.0 million three-year term loan, the $250.0 million four-year term loan and the $200.0 million seven-year term loan, respectively. At our option, advances under the New Credit Facility and New Term Loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The New Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced rate. We executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on our current investment grade rating.
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
We were in compliance with all financial and non-financial covenants under the New Credit Facility and our credit agreements as of December 31, 2012. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.
On December 18, 2012, we closed a registered offering of $250.0 million in aggregate principal amount of our 3.95% Guaranteed Notes due 2023. We used a portion of the net proceeds from this offering, which amounted to $246.1 million after deducting underwriting discounts and offering expenses, to fund our repurchase, through a tender offer, of 7.50% Guaranteed Notes due May 15, 2015 and 6.00% Guaranteed Notes due April 1, 2016, as well as for general corporate purposes.
On December 27, 2012, in connection with the aforementioned offering, we repurchased $50.3 million of our 7.50% Guaranteed Notes due 2015, and $99.6 million of our 6.00% Guaranteed Notes due 2016. Our tender offer resulted in a $20.4 million loss on early extinguishment of debt as of December 31, 2012. We funded the total tender offer consideration of $171.5 million from net proceeds of the registered offering, as well as available cash balances.
On December 31, 2012, we repaid the entire $150.0 million remaining fixed portion of our four-year term loan due February 1, 2016. In connection with this repayment, we also incurred a $3.0 million charge on the termination of associated interest rate swap contracts.

Secured Debt Activity
During the year ended December 31, 2012, we prepaid an aggregate of $56.0 million of our secured debt, incurring prepayment penalties of $0.1 million (included within loss on early extinguishment of debt on our consolidated statements of operations), using a combination of proceeds from asset sales, cash flow from operations and borrowings under the New Credit Facility. The prepayments are summarized as follows (excluding accrued interest, in thousands):

Mortgage Note	Payment Date	Amount
Newtown, Berwyn, Libertyview	Dec-12	$54,858
Southpoint III	Dec-12	1,120
Total		$55,978
Additional Financing Activity

On April 11, 2012, we closed on a registered public offering of 4,000,000 shares of 6.90% Series E Cumulative Redeemable Preferred Shares, or Series E Preferred Shares, at a price to the public of $25.00 per share. Dividends on the Series E Preferred Shares are payable quarterly in arrears on or about the 15th day of each January, April, July, and October, commencing July 15, 2012, at a rate per annum of 6.90% of the liquidation value of $25.00 per share (equivalent to $1.725 per share per annum). Net proceeds from this offering totaled approximately $96.3 million, after deducting the underwriting discount and our related expenses.

On May 3, 2012, we used a portion of the net proceeds from the sale of the Series E Preferred Shares to redeem all 2,000,000 shares of our then outstanding 7.50% Series C Cumulative Redeemable Preferred Shares at a redemption price of $50.0 million plus $0.2 million of dividends accrued through the redemption date.

On December 28, 2012 we used a portion of available cash balances to redeem all 2,300,000 shares of our previously outstanding 7.375% Series D Cumulative Redeemable Preferred Shares at an aggregate redemption price of $57.5 million plus $0.8 million of dividends accrued through the redemption date.
We maintain a continuous equity offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013 in at-the-market offerings. During the year ended December 31, 2012, we did not sell any shares under the Offering Program. From the inception of the Offering Program in March 2010 through December 31, 2012, we have sold 6,421,553 common shares under the Offering Program, leaving 8,578,447 shares available for sale. We have contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for the issuance of 6,421,553 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed by the Parent Company to repay balances on our credit facilities and for general corporate purposes. We are currently evaluating an extension of the Offering Program subsequent to its scheduled expiration date.
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

•
to monetize or deploy our land inventory for development of high-quality office and industrial properties, or rezone from office/industrial to residential, retail and hotel to align with market and demand shifts as appropriate; and

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
Operating Strategy
We currently expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing several properties in the same market. However, we intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet our long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio.
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
Policies With Respect To Certain Activities
The following is a discussion of our investment, financing and other policies. These policies have been determined by our Board of Trustees and our Board of Trustees may revise these policies without a vote of shareholders.
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
Financing Policies
A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital then available to us. These sources may include selling common or preferred equity and debt securities sold through public offerings or private placements, utilizing availability under our New Credit Facility or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least ninety percent of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.
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
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2012, the Management Companies were managing properties containing an aggregate of approximately 32.5 million net rentable square feet, of which approximately 25.1 million net rentable square feet related to Properties owned by us and approximately 7.4 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments
As of December 31, 2012, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey, and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Employees
As of December 31, 2012, we had 391 full-time employees, including 19 union employees.
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
Other
We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2012 revenue.
Code of Conduct
We maintain a Code of Business Conduct and Ethics applicable to our Board of Trustees and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 555 East Lancaster Avenue, Suite 100, Radnor, PA 19087. Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.
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
Our business, financial condition, results from operations and ability to make distributions on our equity and to pay debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase our securities.
Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.
Our business is affected by the continued volatility in the financial and credit markets, the ongoing recovery in the global economy, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. While there are signs of recovery in the U.S. economy, the recovery rate has been much slower than anticipated. Moreover, the impact of the government's legislative and administrative efforts aimed at restoring liquidity to credit markets remains unclear, both as it pertains to the economy as a whole, as well as the demand for commercial leasing. Our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio); if economic conditions again deteriorate, then our results of operations, financial condition, financial results and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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

Any disruption in the debt capital markets could adversely affect us.
Notwithstanding the recent improvement in capital and credit markets, these markets are still considered volatile and disruptions in these markets are still possible. Disruption events could have an adverse effect on the availability of credit, the terms on which credit can be sourced and the overall cost of debt capital. This could negatively affect us by:

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
Our New Credit Facility, New Term Loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loan and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms. In addition, the mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
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
We have recently acquired properties, and may in the future continue to acquire properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. Although we believe that the acquisitions that we have completed and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risks that:

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
We develop, acquire, and contribute properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2012, we had investments in 19 unconsolidated real estate ventures. Our net investments in the 19 unconsolidated real estate ventures aggregated approximately $193.6 million as of December 31, 2012. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the value of our investments could deteriorate and we could be required to reduce the carrying value of our equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to the accounting standard governing the equity method of accounting.
Because real estate is illiquid, we may not be able to sell properties when in our best interest.
Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than two years without potential adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in our operating partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
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
The Americans with Disabilities Act of 1990, as amended (“ADA”), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are in material compliance with present requirements, noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our cash flow and ability to make distributions to shareholders.
Our status as a REIT (or any of our REIT subsidiaries) is dependent on compliance with federal income tax requirements.
If we (or any of our subsidiaries that elects to be taxable as a REIT) fail to qualify as a REIT, we or the affected REIT subsidiaries would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service, or IRS, granted us or our affected REIT subsidiaries, as the case may be, relief under certain statutory provisions, we or it would remain disqualified as a REIT for four years following the year it first failed to qualify. If we or any of our REIT subsidiaries fails to qualify as a REIT, we or they would be required to pay significant income taxes and would, therefore, have less money available for investments or for distributions to shareholders. This would likely have a material adverse effect on the value of the combined company’s securities. In addition, we or our affected REIT subsidiaries would no longer be required to make any distributions to shareholders.
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
As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income, that may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates. Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.
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
Our properties are located in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have been impacted by the ongoing economic recovery from the recent recession, and any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Property Acquisitions
On December 31, 2012, we acquired a two-building office property totaling 136,075 of net rentable square feet in Austin, Texas known as 7000 West at Lantana for $32.1 million. This property was 100.0% occupied as of December 31, 2012. We funded the acquisition price with available corporate funds.
On December 11, 2012, we acquired an office property containing 456,922 net rentable square feet in Philadelphia, Pennsylvania known as 1900 Market Street for $34.8 million. This property was 76.3% occupied as of December 31, 2012, with redevelopment expected to commence in early 2013 in anticipation of the lead tenant's departure in late 2015. We funded the acquisition price with available corporate funds.
On November 20, 2012, we acquired a ten-acre parcel of land in Herndon, Virginia for $2.1 million. We funded the acquisition price with available corporate funds.
On January 6, 2012, we acquired a vacant office property containing 154,392 net rentable square feet in Plymouth Meeting, Pennsylvania known as 660 West Germantown Pike for $9.1 million. We are currently redeveloping this property. We funded the acquisition price with available corporate funds.
Development and Redevelopment Properties Placed in Service
During 2012, we did not place any development or redevelopment properties into service. At December 31, 2012, we were proceeding on the following redevelopment activity:

Month of Transaction	Property/Portfolio Name	Location	Number of Buildings	Square Footage
Jan-12	660 West Germantown Pike	Plymouth Meeting, PA	1	154,392
Dec-12	1900 Market Street	Philadelphia, PA	1	456,922
	Total Redevelopment Properties		2	611,314
Property Sales
We sold the following office properties during the year ended December 31, 2012:

Month of Sale	Property/Portfolio Name	Location	# of Properties	Rentable Square Feet/ Acres	Property/Portfolio Occupancy % at Date of Sale	Sales Price (in thousands)
Jul-12	Oakland's Corporate Center	Exton, PA	11	466,719	81.6%	52,700
Jun-12	Pacific Ridge Corporate Center	Carlsbad, CA	1	121,381	83.7%	29,000
Mar-12	South Lake at Dulles Corner	Herndon, VA	1	268,240	100.0%	91,100
Jan-12	304 Harper Drive	Moorestown, NJ	1	32,978	90.1%	2,975
	Total Office Properties Sold		14	889,318		$175,775

Properties
As of December 31, 2012, we owned 221 properties, consisting of 193 office properties, 19 industrial facilities, five mixed-use properties (217 core properties), two redevelopment properties and two re-entitlement properties that contain an aggregate of approximately 25.1 million net rentable square feet. The properties are located in or near Philadelphia, Pennsylvania, Metropolitan Washington, D.C., Southern and Central New Jersey, Richmond, Virginia, Wilmington, Delaware, Austin, Texas, and Oakland, Concord, Carlsbad and Rancho Bernardo, California. As of December 31, 2012, the Properties were approximately 88.3% occupied by 1,399 tenants and had an average age of approximately 20.3 years. The office properties are primarily suburban office buildings containing an average of approximately 0.1 million net rentable square feet. The industrial and mixed-use properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.
The following table sets forth information with respect to our core properties at December 31, 2012:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2012 (a)	Total Base Rent for the Twelve Months Ended December 31, 2012 (b) (000's)	Average Annualized Rental Rate as of December 31, 2012 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,380	99.3%	$9,907	$32.72
201 King of Prussia Road		Radnor	PA	2001	251,434	98.4%	6,546	28.71
555 Lancaster Avenue		Radnor	PA	1973	241,687	100.0%	6,562	31.56
401 Plymouth Road		Plymouth Meeting	PA	2001	202,252	82.3%	4,885	30.84
One Radnor Corporate Center		Radnor	PA	1998	201,874	100.0%	5,372	26.30
101 West Elm Street		W. Conshohocken	PA	1999	173,827	97.8%	4,250	26.77
Five Radnor Corporate Center		Radnor	PA	1998	164,677	100.0%	4,515	30.30
Four Radnor Corporate Center		Radnor	PA	1995	164,464	100.0%	4,191	27.28
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	629	4.03
630 Allendale Road		King of Prussia	PA	2000	150,000	61.9%	2,382	25.31
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	98.0%	2,472	20.29
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	35.1%	948	—
400 Berwyn Park		Berwyn	PA	1999	124,182	90.7%	2,524	16.55
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	100.0%	3,083	27.56
Three Radnor Corporate Center		Radnor	PA	1998	119,087	100.0%	3,045	29.21
101 Lindenwood Drive		Malvern	PA	1988	118,121	98.4%	2,321	19.48
300 Berwyn Park		Berwyn	PA	1989	107,702	96.8%	2,241	24.59
Two Radnor Corporate Center		Radnor	PA	1998	97,576	100.0%	1,679	19.61
301 Lindenwood Drive		Malvern	PA	1984	97,813	94.2%	1,570	20.30
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,611	28.68
555 Croton Road		King of Prussia	PA	1999	96,909	69.8%	2,054	14.80
500 North Gulph Road		King Of Prussia	PA	1979	93,082	74.1%	1,127	19.82
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	94.2%	1,470	24.12
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	94.2%	1,566	15.43
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	97.2%	2,282	29.77
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	100.0%	1,563	25.11
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	100.0%	1,532	21.04
1200 Swedesford Road		Berwyn	PA	1994	86,622	100.0%	1,722	29.27
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	94.3%	1,711	24.29
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,672	22.18
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	1,984	27.35
One Progress Drive		Horsham	PA	1986	79,204	80.0%	798	16.21
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	91.0%	1,330	22.12
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	376	5.85
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	23.4%	726	24.87
200 Berwyn Park		Berwyn	PA	1987	75,025	77.1%	1,277	21.33
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,608	22.07
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	96.5%	1,550	23.71

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2012 (a)	Total Base Rent for the Twelve Months Ended December 31, 2012 (b) (000's)	Average Annualized Rental Rate as of December 31, 2012 (c)
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	33.19
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	27.46
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	1,688	29.60
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	823	20.04
575 East Swedesford Road		Wayne	PA	1985	66,265	100.0%	1,229	27.56
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	78.2%	641	17.56
925 Harvest Drive		Blue Bell	PA	1990	62,957	85.9%	902	21.37
980 Harvest Drive		Blue Bell	PA	1988	62,379	85.9%	1,022	15.84
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	21.88
1180 Swedesford Road		Berwyn	PA	1987	60,371	45.8%	624	4.11
1160 Swedesford Road		Berwyn	PA	1986	60,099	51.1%	802	22.68
100 Berwyn Park		Berwyn	PA	1986	57,730	86.9%	923	22.94
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	316	7.37
565 East Swedesford Road		Wayne	PA	1984	55,456	100.0%	1,029	23.35
650 Park Avenue		King Of Prussia	PA	1968	54,338	92.0%	794	17.89
910 Harvest Drive		Blue Bell	PA	1990	52,611	100.0%	1,040	21.45
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	969	16.86
920 Harvest Drive		Blue Bell	PA	1990	51,875	95.3%	936	21.67
660 Allendale Road		King of Prussia	PA	2011	50,635	100.0%	677	16.30
875 First Avenue		King Of Prussia	PA	1966	50,000	100.0%	1,037	23.96
620 Allendale Road		King Of Prussia	PA	1961	50,000	100.0%	600	12.99
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,223	26.98
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,137	26.89
11 Campus Boulevard		Newtown Square	PA	1998	47,699	81.8%	1,117	26.25
585 East Swedesford Road		Wayne	PA	1998	43,683	100.0%	771	28.93
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,106	32.40
1336 Enterprise Drive		West Goshen	PA	1989	39,330	—%	—	—
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	234	6.00
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	864	24.73
100 Arrandale Boulevard		Exton	PA	1997	34,931	100.0%	456	18.53
300 Lindenwood Drive		Malvern	PA	1991	33,000	100.0%	794	25.30
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	100.0%	447	23.10
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	561	21.77
1700 Paoli Pike		Malvern	PA	2000	28,000	—%	—	—
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	100.0%	515	24.11
100 Lindenwood Drive		Malvern	PA	1985	18,400	100.0%	373	22.58
200 Lindenwood Drive		Malvern	PA	1984	12,600	100.0%	212	18.74

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					6,505,907	91.3%	129,121	23.85

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
1717 Arch Street	(d)	Philadelphia	PA	1990	1,029,413	92.7%	17,932	17.41
2970 Market Street		Philadelphia	PA	2010	862,692	100.0%	19,543	31.34
2929 Arch Street	(d)	Philadelphia	PA	2005	730,187	99.7%	24,730	35.94
100 North 18th Street	(e)	Philadelphia	PA	1988	708,844	80.7%	19,025	33.74
130 North 18th Street		Philadelphia	PA	1989	595,041	89.9%	12,112	30.36
101 - 103 Juniper Street	(i)	Philadelphia	PA	2011	N/A	—%	—	—
2930 Chestnut Street	(d), (g)	Philadelphia	PA	2010	553,421	100.0%	117	11.39
3020 Market Street	(d)	Philadelphia	PA	1959	190,925	68.7%	2,201	21.46
Philadelphia Marine Center	(d), (g)	Philadelphia	PA	Various	181,900	100.0%	1,139	4.85

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2012 (a)	Total Base Rent for the Twelve Months Ended December 31, 2012 (b) (000's)	Average Annualized Rental Rate as of December 31, 2012 (c)

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					4,852,423	93.1%	96,799	25.64
METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	93.8%	9,006	34.48
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,011	32.36
2291 Wood Oak Drive		Herndon	VA	1999	230,389	100.0%	7,813	31.78
1900 Gallows Road		Vienna	VA	1989	210,632	85.3%	3,670	23.72
3141 Fairview Park Drive	(h)	Falls Church	VA	1988	183,618	84.4%	8,627	28.83
2411 Dulles Corner Park		Herndon	VA	1990	180,510	78.4%	4,543	0.03
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	73.9%	4,117	32.56
1880 Campus Commons Drive		Reston	VA	1985	172,943	95.7%	3,450	22.20
2121 Cooperative Way		Herndon	VA	2000	162,578	89.0%	4,167	17.29
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	91.3%	4,511	30.65
8260 Greensboro Drive		McLean	VA	1980	158,961	79.1%	3,360	27.55
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	4,294	25.72
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	153,255	94.8%	3,907	22.80
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	71.6%	1,412	26.22
8521 Leesburg Pike		Vienna	VA	1984	150,897	93.2%	2,114	26.50
2273 Research Boulevard		Rockville	MD	1999	147,689	100.0%	4,165	30.37
2275 Research Boulevard		Rockville	MD	1990	147,650	97.9%	4,045	31.48
2201 Cooperative Way		Herndon	VA	1990	128,173	43.3%	1,172	22.90
2277 Research Boulevard		Rockville	MD	1986	137,045	100.0%	3,528	31.30
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	130,935	76.5%	2,936	27.70
11720 Beltsville Drive		Beltsville	MD	1987	128,903	58.8%	1,828	24.36
13825 Sunrise Valley Drive		Herndon	VA	1989	104,150	61.4%	802	16.54
198 Van Buren Street		Herndon	VA	1996	98,934	46.5%	1,347	30.95
196 Van Buren Street		Herndon	VA	1991	98,291	81.5%	1,546	18.15
11700 Beltsville Drive		Beltsville	MD	1981	96,843	82.8%	2,210	24.99
11710 Beltsville Drive		Beltsville	MD	1987	81,281	67.6%	1,373	19.12
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	92.5%	1,539	27.15
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	138	22.79

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					4,179,442	85.3%	99,631	30.39

NEW JERSEY/DELAWARE SEGMENT
300 Delaware Avenue		Wilmington	DE	1989	298,071	79.0%	3,056	15.27
920 North King Street		Wilmington	DE	1989	203,328	96.7%	4,192	27.34
10000 Midlantic Drive		Mt. Laurel	NJ	1990	186,908	87.3%	1,207	20.98
1009 Lenox Drive		Lawrenceville	NJ	1989	180,734	83.7%	4,134	24.32
400 Commerce Drive		Newark	DE	1997	154,086	100.0%	2,332	17.78
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	93.2%	1,836	21.33
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	92.6%	1,387	20.91
2000 Lenox Drive		Lawrenceville	NJ	2000	119,731	100.0%	3,207	27.79
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	94.9%	1,807	19.78
989 Lenox Drive		Lawrenceville	NJ	1984	112,055	60.8%	1,485	23.61
993 Lenox Drive		Lawrenceville	NJ	1985	111,124	100.0%	2,920	20.76
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	97.4%	754	10.31
One Righter Parkway	(d)	Wilmington	DE	1989	104,761	97.3%	1,995	24.06
1000 Atrium Way		Mt. Laurel	NJ	1989	99,668	89.8%	1,076	17.47
997 Lenox Drive		Lawrenceville	NJ	1987	97,277	81.5%	2,096	27.46

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2012 (a)	Total Base Rent for the Twelve Months Ended December 31, 2012 (b) (000's)	Average Annualized Rental Rate as of December 31, 2012 (c)
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	96.5%	1,617	22.21
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,183	40.5%	486	21.65
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	94.1%	1,055	21.60
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	85.9%	895	23.08
1200 Lenox Drive		Lawrenceville	NJ	2007	76,419	100.0%	2,241	30.06
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	88.7%	1,047	23.96
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	20.99
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	74.2%	817	24.60
100 Commerce Drive		Newark	DE	1989	62,787	76.5%	680	18.82
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	82.2%	609	19.95
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	50.5%	598	23.25
308 Harper Drive		Moorestown	NJ	1976	59,500	83.3%	560	18.24
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	68.6%	575	18.83
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	92.6%	640	22.68
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	93.6%	657	19.77
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	79.1%	410	16.18
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	100.0%	1,049	28.64
1000 Lenox Drive		Lawrenceville	NJ	1982	52,264	100.0%	1,329	31.24
100 Lenox Drive		Lawrenceville	NJ	1991	50,942	100.0%	971	23.82
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	94.6%	220	4.66
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	100.0%	575	21.19
Five Eves Drive		Marlton	NJ	1986	45,564	97.8%	665	21.07
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	93.2%	543	22.30
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	548	16.88
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	93.5%	390	18.65
Two Eves Drive		Marlton	NJ	1987	37,532	100.0%	404	15.78
Main Street - Promenade		Voorhees	NJ	1988	31,445	90.3%	251	12.78
Four B Eves Drive		Marlton	NJ	1987	27,011	83.3%	373	15.37
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	65.1%	100	18.57
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	100.0%	276	15.57
Four A Eves Drive		Marlton	NJ	1987	24,687	82.2%	270	16.54
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	111	4.58
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	162	7.96
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	82.3%	156	8.76
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	100.0%	166	17.34
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	24	5.00
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	160	51.90
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	—	—

SUBTOTAL - NEW JERSEY/DELAWARE SEGMENT					3,940,267	88.3%	56,441	20.79

RICHMOND, VA SEGMENT
300 Arboretum Place		Richmond	VA	1988	212,228	84.0%	3,261	18.74
6800 Paragon Place		Richmond	VA	1986	145,647	86.4%	2,272	14.27
6802 Paragon Place		Richmond	VA	1989	143,788	99.3%	2,442	17.57
7501 Boulders View Drive		Richmond	VA	1990	136,654	100.0%	1,997	14.87
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	680	7.14
2100-2116 West Laburnam Avenue		Richmond	VA	1976	128,337	97.0%	1,813	15.20
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	1,690	20.29
1025 Boulders Parkway		Richmond	VA	1994	93,143	66.1%	1,147	17.64
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,861	97.2%	446	6.42
7401 Beaufont Springs Drive		Richmond	VA	1998	82,706	78.3%	838	17.05
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	75.5%	1,064	21.45
100 Gateway Centre Parkway		Richmond	VA	2001	74,991	39.0%	568	11.26

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2012 (a)	Total Base Rent for the Twelve Months Ended December 31, 2012 (b) (000's)	Average Annualized Rental Rate as of December 31, 2012 (c)
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,609	18.81
9011 Arboretum Parkway		Richmond	VA	1991	73,183	48.7%	683	18.10
4870 Sadler Road		Glen Allen	VA	2000	63,832	100.0%	1,402	21.70
4880 Sadler Road		Glen Allen	VA	1998	63,427	100.0%	1,251	19.33
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,867	100.0%	730	20.48
9100 Arboretum Parkway		Richmond	VA	1988	58,446	80.6%	752	16.38
2812 Emerywood Parkway		Henrico	VA	1980	56,984	100.0%	894	17.07
4364 South Alston Avenue		Durham	NC	1985	56,601	60.8%	572	16.22
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	278	6.35
9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	748	16.74
9210 Arboretum Parkway		Richmond	VA	1988	48,012	59.1%	427	15.35
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	100.0%	327	7.74
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	273	6.98
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	100.0%	223	7.28
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	100.0%	177	5.59
2256 Dabney Road	(f)	Richmond	VA	1982	33,413	100.0%	219	8.07
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	282	9.92
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	280	9.80
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	210	10.74
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	100.0%	212	8.94
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	100.0%	224	10.12
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	86.2%	143	8.55
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	130	10.01

SUBTOTAL - RICHMOND, VA SEGMENT					2,491,361	89.2%	30,264	14.57

AUSTIN, TX SEGMENT
1250 Capital of Texas Highway South		Austin	TX	1984	270,711	98.9%	3,741	25.6
1301 Mopac Expressway		Austin	TX	2001	222,580	100.0%	3,305	23.04
3711 South Mopac Expressway		Austin	TX	2007	205,195	100.0%	3,803	31.19
1601 Mopac Expressway		Austin	TX	2000	195,639	100.0%	3,101	29.29
1501 South Mopac Expressway		Austin	TX	1999	195,324	100.0%	2,729	25.33
1221 Mopac Expressway		Austin	TX	2001	173,302	100.0%	2,940	27.38
7000 West William Cannon Drive		Austin	TX	1999	136,075	100%	6	24.93

SUBTOTAL - AUSTIN, TX SEGMENT					1,398,826	99.8%	19,625	26.65

CALIFORNIA SEGMENT
155 Grand Avenue		Oakland	CA	1990	204,336	73.6%	4,343	29.77
2 Kaiser Land	(g)	Oakland	CA	N/A	—	—%	—	—
Oakland Lot B	(g)	Oakland	CA	N/A	—	—%	—	—
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	4,204	24.28
1200 Concord Avenue		Concord	CA	1984	175,103	100%	4,427	25.74
5900 & 5950 La Place Court		Carlsbad	CA	1988	80,506	70.8%	707	13.98
16870 West Bernardo Drive		Rancho Bernardo	CA	2002	68,708	100.0%	1,561	26.02
5963 La Place Court		Carlsbad	CA	1987	61,587	75.8%	812	17.77
2035 Corte Del Nogal		Carlsbad	CA	1991	53,982	82.4%	814	20.31
5973 Avenida Encinas		Carlsbad	CA	1986	51,695	89.3%	927	23.18

SUBTOTAL - CALIFORNIA SEGMENT					871,070	87.7%	17,795	24.34

TOTAL CORE PORTFOLIO					24,239,296	90.3%	$449,676	23.93

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2012 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2012 represents base rents earned during such period, excluding tenant reimbursements and deferred market rent adjustments, calculated in accordance with generally accepted accounting principles (GAAP) determined on a straight-line basis.

(c)
“Average Annualized Rental Rate” is calculated by taking: (i) for office leases written on a triple net basis, the sum of the annualized base rent utilizing contractual rental rates pursuant to executed leases as of December 31, 2012 exclusive of concessions and abatements plus the prorata 2012 budgeted operating expense reimbursements excluding tenant electricity; and (ii) for office leases written on a full service basis, the annualized base rent utilizing contractual rental rates pursuant to executed leases as of December 31, 2012 exclusive of concessions and abatements, and dividing the sum of such amounts by the total square footage occupied as of December 31, 2012.

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

(i)	This is a 220-space parking garage facility.
The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2012 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2012 (b)	69	52,113	$428,593	$8.22	0.1%	0.1%
2013	268	2,009,429	43,083,802	21.44	7.7%	7.8%
2014	239	2,309,224	58,042,589	25.14	10.4%	18.2%
2015	227	2,550,005	62,346,498	24.45	11.1%	29.3%
2016	216	1,982,205	50,094,198	25.27	8.9%	38.2%
2017	219	2,982,391	83,267,061	27.92	14.9%	53.1%
2018	123	1,880,856	55,369,834	29.44	9.9%	63.0%
2019	85	1,067,619	33,500,480	31.38	6.0%	69.0%
2020	57	1,112,540	28,381,762	25.51	5.1%	74.1%
2021	42	1,107,147	29,629,044	26.76	5.3%	79.4%
2022	36	1,428,919	45,121,856	31.58	8.1%	87.5%
2023 and thereafter	43	2,908,703	70,607,640	24.27	12.6%	100.0%
	1,624	21,391,151	$559,873,357	$26.17	100.0%

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

At December 31, 2012, our Properties were leased to 1,399 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2012:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Aggregate Leased Square Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
General Services Administration — U.S. Govt.	17	180	1,547,532	7.2%	$34,606	7.2%
Northrop Grumman Corporation	4	43	432,776	2.0%	13,422	2.8%
Pepper Hamilton LLP	2	33	296,432	1.4%	11,302	2.4%
Wells Fargo Bank, N.A.	10	53	438,723	2.1%	11,219	2.3%
Lockheed Martin	9	16	547,616	2.6%	10,246	2.1%
KPMG, LLP	2	104	241,828	1.1%	8,070	1.7%
Dechert LLP	1	82	218,565	1.0%	7,534	1.6%
Lincoln National Management Co.	1	91	198,079	0.9%	6,612	1.4%
Blank Rome LLP	1	121	236,903	1.1%	6,294	1.3%
Drinker Biddle & Reath LLP	1	18	209,584	1.0%	6,101	1.3%
Comcast Corporation	4	291	247,169	1.2%	5,923	1.2%
Deltek Systems, Inc.	1	116	157,900	0.7%	5,176	1.1%
Freescale Semiconductor, Inc.	1	8	144,438	0.7%	4,211	0.9%
Hewlett Packard	2	42	141,339	0.7%	4,179	0.9%
Intel Corporation	1	1	164,061	0.8%	4,025	0.8%
Executive Health Resources, Inc.	4	48	152,819	0.7%	4,020	0.8%
VWR Management Services LLC	1	144	149,858	0.7%	3,818	0.8%
Woodcock Washburn, LLP	1	108	109,323	0.5%	3,714	0.8%
Computer Sciences	3	20	197,077	0.9%	3,677	0.8%
Solarwinds.net, Inc.	1	41	109,645	0.5%	3,558	0.7%
Consolidated Total/Weighted Average	67	58	5,941,667	27.8%	$157,707	32.9%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Base Rent represents the monthly base rent, excluding tenant reimbursements, for each lease in effect at December 31, 2012 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures
As of December 31, 2012, we had an aggregate investment (net of returns of investment) of approximately $193.6 million in 19 unconsolidated Real Estate Ventures. We formed these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office properties. As of December 31, 2012, 15 of the Real Estate Ventures owned 54 office buildings that contain an aggregate of approximately 7.0 million net rentable square feet, three Real Estate Ventures owned 24 acres of undeveloped land, and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
On November 1, 2012, we contributed $13.3 million to our Real Estate Venture known as Six Tower Bridge. This Real Estate Venture used proceeds of our contribution to repay the balance of its mortgage indebtedness. Of the $13.3 million that we advanced, $8.4 million is classified as a partner loan that pays interest at 9.0% per annum and $4.9 million is classified as a partner loan that accrues interest at 9.0% per annum (the additional funds contributed from the partner and priority loans were used for operations of the venture). We accounted for our contribution as additional basis in our investment in the Real Estate Venture. We are treating interest payments to us as distributions that decrease our basis in the Real Estate Venture.
On September 19, 2012, we made a one-time payment of $1.0 million to terminate an agreement with a third party who provided services related to the Real Estate Venture known as Brandywine AI Ventures. Our agreement with the third party provided for commissions and fees related to acquisitions undertaken through this venture. We paid the termination fee in order to terminate and discharge any future obligations of commissions and fees associated with acquisitions by the venture. The termination payment is recorded in our consolidated statements of operations as "Loss on real estate venture formation" because the fee is associated with a contract executed upon formation of the venture. There were no comparable charges for the prior period.
On September 5, 2012, we formed a joint venture, TB-BDN Plymouth Apartments, L.P., (the "Venture"), with Toll Brothers, Inc. ("Toll Brothers"), a residential home builder. We, along with Toll Brothers, each own a 50% interest in the Venture. The Venture owns a 20-acre parcel of land located in Plymouth Meeting, Pennsylvania, which we contributed to the Venture upon its formation. Concurrent with our contribution of the aforementioned land parcel, Toll Brothers contributed $15.5 million of cash to the venture, equivalent to the fair value of the land parcel we contributed. The Venture will use the cash contributed by Toll Brothers to fund predevelopment costs for construction of a 398 unit apartment complex.
On July 10, 2012, we contributed $26.1 million to our Real Estate Venture known as Brandywine AI Ventures to fund our share of partner capital for the Venture's $120.6 million acquisition of three office properties containing 497,896 net rentable square feet in Silver Spring, Maryland. The properties were 93.2% occupied as of December 31, 2012.
As of December 31, 2012, we had guaranteed repayment of approximately $0.6 million of loans on behalf of the Real Estate Ventures. We also provide customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for our own account and on behalf of the Real Estate Ventures.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 21, 2013, there were 698 holders of record of our common shares and 37 holders of record (in addition to Brandywine Realty Trust) of Class A units of the Operating Partnership. On February 21, 2013, the last reported sales price of the common shares on the NYSE was $13.20. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Paid During Quarter
First Quarter 2011	$12.32	$11.09	$0.15
Second Quarter 2011	$12.76	$11.06	$0.15
Third Quarter 2011	$12.34	$7.88	$0.15
Fourth Quarter 2011	$9.63	$7.09	$0.15
First Quarter 2012	$11.48	$9.40	$0.15
Second Quarter 2012	$12.34	$10.66	$0.15
Third Quarter 2012	$12.88	$11.28	$0.15
Fourth Quarter 2012	$12.66	$11.07	$0.15
For each quarter in 2012 and 2011, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant.
On December 11, 2012, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 18, 2013. On December 13, 2011, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 19, 2012. Our Board of Trustees has adopted a dividend policy designed to match our distributions to our projected, normalized taxable income for 2013.
On June 28, 2012, we filed with the NYSE our annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that we were in compliance with all of the listing standards of the NYSE.
The following table provides information as of December 31, 2012, with respect to compensation plans under which our common shares are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,337,549	$14.85	5,311,022
Equity compensation plans not approved by security holders	—	—	—
Total	3,337,549	$14.85	5,311,022

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

The following table presents information related to our common share repurchases during the year ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January 1 to January 31	3,817	(b)	$9.66	—	539,200
February 1 to February 29	—		—	—	539,200
March 1 to March 31	146,822	(b)	11.04	—	539,200
April 1 to April 30	104,671	(b)	11.48	—	539,200
May 1 to May 31	—		—	—	539,200
June 1 to June 30	—		—	—	539,200
July 1 to July 31	—		—	—	539,200
August 1 to August 31	—		—	—	539,200
September 1 to September 30	—		—	—	539,200
October 1 to October 31	22,345	(b)	11.61	—	539,200
November 1 to November 30	—		—	—	539,200
December 1 to December 31	—		—	—	539,200
Total	277,655			—

(a)
Relates to the remaining common share repurchase availability under our share repurchase program. There is no expiration date on the common share repurchase program. Our Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

(b)
Represents common shares cancelled upon vesting of restricted common shares previously awarded to employees in satisfaction of tax withholding obligations. Such shares do not reduce the total number of shares that remain available to be purchased under the share repurchase program.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2007 and ending December 31, 2012 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2007.

	Year Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Brandywine Realty Trust	100.00	47.84	77.99	83.93	72.57	98.21
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18

Item 6. Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2008, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations.

Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Year Ended December 31,	2012	2011	2010	2009	2008
Operating Results
Total revenue	$559,833	$561,753	$540,432	$551,822	$561,756
Loss from continuing operations	(30,154)	(18,965)	(37,325)	(781)	(6,750)
Net income (loss)	6,529	(4,715)	(17,606)	8,089	38,525
Income (loss) allocated to Common Shares	(8,238)	(12,996)	(25,578)	(245)	28,462
Loss from continuing operations per Common Share
Basic	$(0.31)	$(0.20)	$(0.34)	$(0.08)	$(0.17)
Diluted	$(0.31)	$(0.20)	$(0.34)	$(0.08)	$(0.17)
Earnings (loss) per Common Share
Basic	$(0.06)	$(0.10)	$(0.19)	$—	$0.32
Diluted	$(0.06)	$(0.10)	$(0.19)	$—	$0.32
Cash distributions paid per Common Share	$0.60	$0.60	$0.60	$0.60	$1.76
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,922,893	$4,061,461	$4,201,410	$4,164,992	$4,191,367
Total assets	4,506,709	4,557,718	4,690,378	4,663,750	4,742,619
Total indebtedness	2,465,330	2,393,995	2,430,446	2,454,577	2,741,495
Total liabilities	2,733,193	2,668,022	2,712,604	2,742,010	3,020,121
Noncontrolling interest	21,238	33,105	128,272	38,308	52,961
Brandywine Realty Trust’s equity	1,752,278	1,856,591	1,849,502	1,883,432	1,669,537
Other Data
Cash flows from:
Operating activities	$157,283	$178,749	$185,127	$220,405	$233,867
Investing activities	(73,037)	(47,665)	(171,936)	(102,549)	164,046
Financing activities	(83,107)	(147,239)	1,807	(120,213)	(399,589)
Property Data
Number of properties owned at year end	221	232	233	245	248
Net rentable square feet owned at year end	25,079	25,221	25,633	25,563	26,257

Brandywine Operating Partnership, L.P.
(in thousands, except per common partnership unit data and number of properties)

Year Ended December 31,	2012	2011	2010	2009	2008
Operating Results
Total revenue	$559,833	$561,753	$540,432	$551,822	$561,756
Loss from continuing operations	(30,154)	(18,965)	(37,325)	(781)	(6,750)
Net income (loss)	6,529	(4,715)	(17,606)	8,089	38,525
Loss from continuing operations per Common Partnership Unit
Basic	$(0.31)	$(0.19)	$(0.33)	$(0.08)	$(0.17)
Diluted	$(0.31)	$(0.19)	$(0.33)	$(0.08)	$(0.17)
Earnings (loss) per Common Partnership Units
Basic	$(0.06)	$(0.09)	$(0.19)	$—	$0.32
Diluted	$(0.06)	$(0.09)	$(0.19)	$—	$0.32
Cash distributions paid per Common Partnership Unit	$0.60	$0.60	$0.60	$0.60	$1.76
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,922,893	$4,061,461	$4,201,410	$4,164,992	$4,191,367
Total assets	4,506,709	4,557,718	4,690,378	4,657,320	4,737,584
Total indebtedness	2,465,330	2,393,995	2,430,446	2,454,577	2,741,495
Total liabilities	2,733,193	2,668,022	2,712,604	2,742,010	3,020,121
Redeemable limited partnership units	26,777	38,370	132,855	44,620	54,166
Non-controlling interest	—	—	—	65	—
Brandywine Operating Partnership’s equity	1,746,739	1,851,326	1,844,919	1,871,155	1,663,534
Other Data
Cash flows from:
Operating activities	$157,283	$178,749	$185,127	$220,405	$233,867
Investing activities	(73,037)	(47,665)	(171,936)	(102,549)	164,046
Financing activities	(83,107)	(147,239)	1,807	(120,213)	(399,589)
Property Data
Number of properties owned at year end	221	232	233	245	248
Net rentable square feet owned at year end	25,079	25,221	25,663	25,563	26,257

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

OVERVIEW
As of December 31, 2012, we manage our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and suburban Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and

Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
In the U.S., market and economic conditions have been challenging, characterized by tight credit conditions and modest growth. While recent economic data reflects modest growth, the cost and availability of credit may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.
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
Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We are currently proceeding on certain redevelopment projects, and we take a cautious and selective approach when determining if a certain development or redevelopment project will benefit our portfolio.
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
Volatile economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with an ongoing economic recovery, have reduced the volume of real estate transactions and created credit stresses on some businesses. Vacancy rates may increase, and rental rates may decline, through 2013 and possibly beyond as the current economic climate may negatively impacts tenants.

We expect that the impact of the current state of the economy, including high unemployment and potential volatility in the financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at December 31, 2012 was 88.3%.
The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2012:

Year ended
December 31, 2012

Leasing Activity:
Total net rentable square feet owned (1)	24,239,296
Occupancy percentage (end of period)	88.3%
Average occupancy percentage	88.3%
New leases and expansions commenced (square feet)	1,801,876
Leases renewed (square feet)	1,716,736
Net absorption (square feet) (2)	284,870
Percentage change in rental rates per square feet (3):
New and expansion rental rates	3.8%
Renewal rental rates	1.2%
Combined rental rates	2.0%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.79
Tenant Improvements (per square feet)	$13.11

(1) For each period, includes all properties in the core portfolio (i.e. not under development or redevelopment), including properties that were sold during these periods.
(2) Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3) Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4) Calculated on an average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risks that tenant leases, upon expiration, are not renewed, that space may not be relet; and that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 8.5% of our aggregate final annualized base rents as of December 31, 2012 (representing approximately 7.7% of the net rentable square feet of the properties) expire without penalty in 2013. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that were scheduled to expire in 2012 was 66.2%. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.6 million or 10.9% of total receivables (including accrued rent receivable) as of December 31, 2012 compared to $15.5 million or 11.2% of total receivables (including accrued rent receivable) as of December 31, 2011.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
As of December 31, 2012, we owned approximately 434 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically monetize those parcels through sale or development. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates.
We also entered into development agreements related to two parcels of land under option for ground lease that required us to commence development by December 31, 2012. During the current year, we were granted an extension to commence development by December 31, 2015 related to these development agreements, and will incur a $3.5 million extension fee over the extension period. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an additional extension of the development period cannot be negotiated, we will have to write off all costs that we have incurred in preparing these parcels of land for development, amounting to $13.6 million as of December 31, 2012. We expect to commence development on one of the land parcels during 2013.

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
Real Estate Ventures
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. This accounting standard requires significant use of judgments and estimates in determining its application. If the entity is not deemed to be a VIE, and we serve as the general partner or managing member within the entity, we evaluate to determine if our presumed control as the general partner or managing member is overcome by the “kick out” rights and other substantive participating rights of the limited partners or non-managing members in accordance with the same accounting standard.
We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs which we maintain an ownership interest through our general partner status, but in which the limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We continuously assess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, including if certain events occur that are likely to cause a change in original determinations.
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

Where properties have been identified as having a potential for sale, additional judgments are required related to the determination as to the appropriate period over which the undiscounted cash flows should include the operating cash flows and the amount included as the estimated residual value. Management determines the amounts to be included based on a probability weighted cash flow analysis. This requires significant judgment. In some cases, the results of whether an impairment is indicated are sensitive to changes in assumptions input into the estimates, including the hold period until expected sale.
During our impairment review for 2012 and 2011, we determined that no impairment charges were necessary.
We also entered into development agreements related to two parcels of land under option for ground lease that required us to commence development by December 31, 2012. During the current year, we were granted an extension to commence development by December 31, 2015 related to these development agreements, and will incur a $3.5 million extension fee over the extension period. If we determine that we will not be able to start the construction by the date specified, or if we determine that development is not in our best economic interest and an additional extension of the development period cannot be negotiated, we will have to write off all costs that we have incurred in preparing these parcels of land for development, amounting to $13.6 million as of December 31, 2012. We expect to commence development on one of the land parcels during 2013.
Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, the Parent Company may elect to treat one or more of its subsidiaries as REITs. In order to continue to qualify as a REIT, the Parent Company and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to their stockholders and meet certain tests regarding the nature of their income and assets. As REITs, the Parent Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of their income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements with respect to the operations of these REITs. The Parent Company and its REIT subsidiaries, if any, intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs. Many of these requirements, however, are highly technical and complex. If the Parent Company or one of its REIT subsidiaries were to fail to meet these requirements, they would be subject to federal income tax.
The Parent Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary, or TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Parent Company has elected to treat certain of its corporate subsidiaries as TRSs; these entities provide third party property management services and certain services to tenants that could not otherwise be provided.
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
The Operating Partnership may elect to treat one or several of its subsidiaries as REITs under Sections 856 through 860 of the Internal Revenue Code. Each subsidiary REIT has met or intends to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Internal Revenue Code, and, accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements. If any subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT may be subject to certain local income taxes.
The Operating Partnership has elected to treat several of its subsidiaries as taxable TRSs, which are subject to federal, state and local income tax.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations. In these situations, we use our judgment, based on the facts and circumstances, and record a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect. These reserves are re-evaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. If the financial condition of our tenants were to deteriorate, additional allowances may be required. For accrued rent receivables, we consider the results of the evaluation of specific accounts as well as other factors including assigning risk factors to different industries based on our tenants standard industrial classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

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
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 211 properties containing an aggregate of approximately 23.7 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2012 and 2011. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2011 and owned through December 31, 2012. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2011 or disposed prior to December 31, 2012. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month period ended December 31, 2012 and 2011) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended December 31, 2012 and 2011 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Same Store Property Portfolio			Recently Completed Properties (a)		Development Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2012	2011	Increase/ (Decrease)	2012	2011	2012	2011	2012	2011	2012	2011	Increase/ (Decrease)
Revenue:
Cash rents	$426,730	$425,080	$1,650	$5,326	$2,945	$1,309	$1,002	$(2,959)	$8,821	$430,406	$437,848	$(7,442)
Straight-line rents	21,682	18,537	3,145	825	370	765	46	—	525	23,272	19,478	3,794
Above/below market rent amortization	5,608	5,147	461	487	156	82	—	—	142	6,177	5,445	732
Total rents	454,020	448,764	5,256	6,638	3,471	2,156	1,048	(2,959)	9,488	459,855	462,771	(2,916)
Tenant reimbursements	76,986	77,659	(673)	702	309	998	1,008	(73)	132	78,613	79,108	(495)
Termination fees	3,233	2,951	282	—	—	—	—	—	—	3,233	2,951	282
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	12,116	11,536	12,116	11,536	580
Other	5,636	3,392	2,244	28	13	13	60	339	1,922	6,016	5,387	629
Total revenue	539,875	532,766	7,109	7,368	3,793	3,167	2,116	9,423	23,078	559,833	561,753	(1,920)
Property operating expenses	164,091	170,904	6,813	3,018	1,565	1,914	1,898	(9,727)	(7,290)	159,296	167,077	(7,781)
Real estate taxes	54,470	51,794	(2,676)	257	206	650	591	592	1,580	55,969	54,171	1,798
Third party management expenses	—	—	—	—	—	—	—	5,127	5,590	5,127	5,590	(463)
Net operating income	321,314	310,068	11,246	4,093	2,022	603	(373)	13,431	23,198	339,441	334,915	4,526
General & administrative expenses	—	74	(74)	150	538	96	—	25,167	23,990	25,413	24,602	811
Depreciation and amortization	190,553	200,653	(10,100)	3,742	1,850	1,284	857	262	6,974	195,841	210,334	(14,493)
Operating income (loss)	$130,761	$109,341	$21,420	$201	$(366)	$(777)	$(1,230)	$(11,998)	$(7,766)	$118,187	$99,979	$18,208
Number of properties	211	211		6		4				221
Square feet	23,734	23,734		505		840				25,079
Core Occupancy % (d)	88.3%	86.4%		83.9%		N/A				88.3%
Other Income (Expense):
Interest income										3,012	1,813	1,199
Historic tax credit transaction income										11,840	12,026	(186)
Interest expense										(132,939)	(131,405)	(1,534)
Interest expense — Deferred financing costs										(6,208)	(4,991)	(1,217)
Recognized hedge activity										(2,985)	—	(2,985)
Interest expense —Financing Obligation										(850)	—	(850)
Equity in income of real estate ventures										2,741	3,775	(1,034)
Net gain on sale of interests in real estate										—	2,791	(2,791)
Net gain on sale of undepreciated real estate										—	45	(45)
Loss on real estate venture formation										(950)	(222)	(728)
Loss on early extinguishment of debt										(22,002)	(2,776)	(19,226)
Loss from continuing operations										(30,154)	(18,965)	(11,189)
Income from discontinued operations										36,683	14,250	22,433
Net income (loss)										$6,529	$(4,715)	$11,244
Loss per common share										$(0.06)	$(0.10)	$0.04
EXPLANATORY NOTES

(a)	Results include: Five assets placed in service and one acquired property.

(b)	Results include: Two redevelopments and two re-entitlement properties.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. This also includes two properties that were contributed to an unconsolidated real estate venture in which the Company has a 50% ownership interest.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio decreased by $7.4 million from 2011 to 2012 primarily reflecting a decrease of $11.8 million of rental income as a result of contributing two properties to one of our unconsolidated joint ventures during the fourth quarter of 2011.

This decrease was offset by:

•	an increase of $1.7 million due to an increase in same store occupancy of 190 basis points from 2011 to 2012;

•
an increase of $2.4 million related to the placement into service of the Juniper Street Garage and 660 Allendale Road during the third quarter of 2011, the acquisition of 3020 Market Street during the third quarter of 2011, and the acquisition of 7000 West at Lantana during the fourth quarter of 2012, and;

•	an increase of $0.3 million related to the the redevelopment of 660 West Germantown Pike and 1900 Market Street during 2012.
Straight-line rents increased by $3.8 million from 2011 to 2012, consistent with the factors described above: an increase of $3.1 million due to an increase in same store occupancy of 190 basis points from 2011 to 2012, and an increase of $1.2 million due to the placement in service, acquisition, and redevelopment of the above mentioned properties. This increase was offset by $0.5 million as a result of contributing two properties to one of our unconsolidated joint ventures during the fourth quarter of 2011.
Tenant reimbursements decreased $0.5 million from 2011 to 2012 as a direct result of the $7.8 million decrease in operating expenses over the same period. Please see the Property Operating Expenses explanations below and note that certain costs, such as snow removal costs, carry a higher tenant reimbursement percentage.
Termination fees at our Total Portfolio increased by $0.3 million due to timing and volume of tenant move-outs during 2012 when compared to 2011.
Other income at our Total Portfolio increased by $0.6 million during 2012 compared to 2011 as a result of real estate tax refunds received related to prior years tax assessment appeals.
Property Operating Expenses
Property operating expenses across our total portfolio decreased by $7.8 million from 2011 to 2012, mainly attributable to the following: (i) a decrease of $3.4 million in snow removal costs as a result of the mild winter experienced in our Pennsylvania and New Jersey submarkets during 2012 as compared to 2011, (ii) a decrease of $2.8 million related to lower utility costs, (iii) a decrease of $2.4 million as a result of contributing two properties to one of our unconsolidated joint ventures during the fourth quarter of 2011, (iv) a decrease of $1.7 million in repairs and maintenance expenses, directly attributable to timing and tenant needs, and (v) a decrease of $1.0 million in contracted janitorial and landscaping expenses as a result of entering into contracts at more favorable rates during 2012 as compared to 2011. These decreases were offset by: (i) an increase of $1.5 million in salaries, bonuses and related benefits from 2011 to 2012, (ii) an increase of $1.5 million due to the acquisition or placement in service of certain properties throughout 2011 and 2012, as mentioned above, and (iii) an increase of $0.5 million in state and local taxes during 2012, consistent with an increase in tax rates during the year.
Real Estate Taxes
Real estate taxes across our total portfolio increased by $1.8 million, primarily as a result of an increase in real estate tax rates across our same store portfolio during 2012 compared to 2011 of $2.7 million. The increase was offset by a $1.0 million decrease in real estate tax expenses for the two properties contributed to an unconsolidated real estate venture in 2011.
General and Administrative Expenses
General and administrative expenses increased by $0.8 million from 2011 to 2012, mainly attributable to an increase in the amortization of performance-based compensation of $1.2 million. This increase is due to the fact that we accelerated the amortization of such compensation subsequent to certain of our executive personnel meeting qualifying retirement conditions during 2012, causing their associated performance-based compensation to fully vest (please refer to Footnote 14 of the notes to the consolidated financial statements for further discussion). This increase is offset by a decrease in acquisition costs of $0.4 million from 2011 to 2012.

Depreciation and Amortization

Depreciation and amortization expense decreased by $14.5 million, mainly attributable to a decrease of $6.7 million as a result of contributing two properties to one of our unconsolidated joint ventures during the fourth quarter of 2011. During 2011, we also recorded a $4.7 million out-of-period adjustment for intangible assets representing tenant relationships and in-place leases that should have been written-off in prior years. The remaining decreases are due to decreases related to asset write-offs related to early move-outs and fully amortized assets in 2012, without comparable expenses in 2011. These decreases were offset by an increase of $2.3 million related to the additional depreciation and amortization expense from the aforementioned properties that we acquired, placed into service, or redeveloped during 2012.
Interest Income

Interest income increased by $1.2 million primarily due to the recognition of $1.0 million of accrued interest income related to the payoff of the Trenton note receivable during the year ended December 31, 2012. The installment sale method was used to account for the transaction as a result of the note receivable, and therefore interest income is recognized on a cash basis. We recognized all of the interest income accrued to date during the year ended December 31, 2012 upon receipt of payment from the borrower. See "Discontinued Operations" section below.
Interest Expense

The increase in interest expense of $1.5 million is primarily due to the following:

•	an increase of $11.4 million as a result of the incurrence of $600.0 million in New Term Loans which closed on February 1, 2012;

•
an increase of $5.8 million in swap interest expense. We have entered into interest rate swap agreements related to all of our variable rate debt except $100.0 million of term loan indebtedness and $69.0 million outstanding under our revolving credit facility;

•	an increase of $4.4 million related to our $325.0 million 4.950% Guaranteed Notes due 2018 issued in April 2011, and;

•	an increase of $0.4 million related to our $250.0 million 3.950% Guaranteed Notes Due 2023 issued in December 2012.

The increase of $22.0 million in interest expense described above was offset by the following decreases in interest expense during 2012 compared to 2011:

•	decrease of $7.1 million related to our $151.5 million 5.400% Guaranteed Notes that matured and were repaid in full during April 2012;

•	decrease of $5.4 million in mortgage interest expense which is directly related to the $208.4 million decrease in mortgage indebtedness during 2011 and the $60.0 million decrease during 2012;

•
decrease of $5.3 million related to the repurchases of debt subsequent to the fourth quarter of 2011, including (i) $4.3 million of our 5.400% Guaranteed Notes due 2014, (ii) $60.8 million of our 7.500% Guaranteed Notes due 2015, and (iii) $99.6 million of our 6.000% Guaranteed Notes due 2016;

•	decrease of $2.1 million related to the extinguishment of our Prior Term Loans, and;

•	decrease in interest expense of $0.6 million related to an increase in capitalized interest.
Interest Expense - Deferred Financing Costs
Deferred financing costs increased $1.2 million during 2012 compared to 2011 mainly due to the write-off of costs related to repurchases of debt during 2012, which included, (i) $0.3 million of our 5.750% Guaranteed Notes due 2012, (ii) $4.3 million of our 5.400% Guaranteed Notes due 2014, (iii) $60.8 million of our 7.500% Guaranteed Notes due 2015, (iv) $99.6 million of our 6.000% Guaranteed Notes due 2016 and (v) $150.0 million of term loan indebtedness.
Recognized Hedge Activity
Recognized hedge activity increased $3.0 million during 2012 due to the recognition of $3.0 million of early termination fees related to the termination of interest rate swap contracts. The interest rate swap contracts were terminated in connection with the repayment of the Company's $150.0 million fixed portion of its four-year term loan due February 1, 2016 during the fourth quarter of 2012 (see Note 7 of the notes to the consolidated financial statements for further details of these transactions). There were no comparable charges incurred during 2011.

Interest Expense - Financing obligation
Financing obligation interest expense relates to a property that we contributed to a joint venture in the fourth quarter of 2011 that did not qualify for sale accounting, and therefore increased by $0.8 million during 2012 as compared to 2011. The interest primarily represents our partner's 50% share of the net operating income of the property.
Equity in income of real estate ventures
The decrease in equity in income of real estate ventures of $1.0 million is primarily due to lower net income at the real estate venture properties during 2012 compared to 2011. We also recognized $0.7 million of net losses (inclusive of depreciation and amortization) related to the BDN AI Venture which was formed in the fourth quarter of 2011, of which $0.2 million related to acquisition costs incurred to acquire three properties during 2012.
Net Gain on Sales of Interests in Real Estate
During the year ended December 31, 2011, we recognized a $2.8 million net gain upon the sale of the remaining 11% ownership interest in three properties that we partially sold to one of our unconsolidated Real Estate Ventures in December 2007. We had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, we exercised the put/call which then transferred full ownership in the three properties to the Real Estate Venture. Accordingly, our direct continuing involvement through our 11% interest in the properties ceased as a result of the transfer of the ownership interest. There were no comparable gains for the year ended December 31, 2012.
Loss on Real Estate Venture Formation
Loss on real estate venture formation increased by $0.7 million primarily due to our termination of an agreement with a third party broker that was entered into upon contributing two properties into a joint venture in December 2011. During 2012, we determined that it was in our best interest to terminate the contract in order to avoid additional commissions and fees on future joint venture acquisitions, recognizing the fee as an additional cost of forming the real estate venture.
Loss on early extinguishment of debt
During 2012, we repurchased (i) $150.0 million of term loan indebtedness, (ii) $99.6 million of our 6.000% Guaranteed Notes due 2016, (iii) $60.8 million of our 7.500% Guaranteed Notes due 2015, (iv) $4.3 million of our 5.400% Guaranteed Notes due 2014, and (v) $0.3 million of our 5.750% Guaranteed Notes due 2012, which resulted in a net loss on early extinguishment of debt of $21.9 million. In addition, we prepaid the remaining balances on two of our existing mortgages, totaling $58.4 million, for which we incurred associated prepayment penalties of $0.1 million.

During 2011, we repurchased (i) $23.7 million of our 5.750% Guaranteed Notes due 2012 and (ii) $22.7 million of our 7.500% Guaranteed Notes due 2015, which resulted in a net loss on early extinguishment of debt of $3.3 million. The loss was offset by the write-off of the unamortized fixed-rate debt premium of $0.5 million related to the prepayment of two of our mortgage loans during 2011.
Discontinued Operations
During 2012, we sold one property located in Moorestown, New Jersey, one property located in Herndon, Virginia, one property located in Carlsbad, California, and 11 flex/office properties located in Exton, Pennsylvania. These properties had total revenues of $7.3 million, property operating expenses of $2.6 million, and $2.8 million of depreciation and amortization expense. In addition, we recognized a deferred gain related to two properties located in Trenton, New Jersey that were sold during the fourth quarter of 2009. The gain was deferred as a result of a note receivable that we held from the buyer in the amount of $22.5 million. The note receivable and accrued interest was paid in full during the second quarter of 2012, prior to its maturity date of October 2016. We recognized a net gain on sale related to these transactions of $34.8 million during the year ended December 31, 2012.
The amounts for the year ended December 31, 2011 are reclassified to include the operations of the properties sold during the twelve-months period ended December 31, 2012, as well as all properties that were sold through the year ended December 31, 2011. Therefore, the discontinued operations amount for the twelve-month period ended December 31, 2011 includes total revenue of $25.0 million, operating expense of $9.2 million, and depreciation and amortization of $8.8 million.
Net income (loss)
Net income (loss) increased by $11.2 million from the twelve-month period ended December 31, 2011 to the twelve-month period ended December 31, 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Loss per Common Share
Loss per share was $0.06 during the twelve months ended December 31, 2012 as compared to a loss per share of $0.10 during the twelve months ended December 31, 2011 as a result of the factors described above.

RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 223 properties containing an aggregate of approximately 22.2 million million net rentable square feet that we owned for the entire twelve-month periods ended December 31, 2011 and 2010. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2010 and owned through December 31, 2011. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2010 or disposed of prior to December 31, 2011. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2011 and 2010) by providing information for the properties which were acquired, under development (including lease-up assets) or placed into service and administrative/elimination information for the twelve-month periods ended December 31, 2011 and 2010 (in thousands). We present the comparative data for the twelve-month periods ended December 31, 2011 and 2010 using information that was included in the previously filed Form 10-K on February 24, 2012, and, as a result of varying levels of acquisition, disposition, redevelopment and re-entitlement activities by the Company in 2012, the operating results set forth below do not lend themselves to direct comparison to the current year results of operations shown above.
The Total Portfolio net income presented in the table is equal to the net income of Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Comparison of Year Ended December 31, 2011 to the Year Ended December 31, 2010

	Same Store Property Portfolio			Recently Completed Properties		Other (Eliminations) (a)		Total Portfolio

(dollars in thousands)	2011	2010	Increase/ (Decrease)	2011	2010	2011	2010	2011	2010	Increase/ (Decrease)
Revenue:
Cash rents	$400,969	$417,100	$(16,131)	$45,076	$15,003	$8,823	$9,294	$454,868	$441,397	$13,471
Straight-line rents	15,840	11,152	4,688	3,923	2,197	524	402	20,287	13,751	6,536
Above/below market rent amortization	5,345	5,898	(553)	(41)	(102)	141	157	5,445	5,953	(508)
Total rents	422,154	434,150	(11,996)	48,958	17,098	9,488	9,853	480,600	461,101	19,499
Tenant reimbursements	70,818	73,321	(2,503)	9,781	3,194	637	624	81,236	77,139	4,097
Termination fees	2,993	5,471	(2,478)	—	105	—	—	2,993	5,576	(2,583)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	11,536	11,830	11,536	11,830	(294)
Other	3,093	2,703	390	426	60	1,921	1,547	5,440	4,310	1,130
Total revenue	499,058	515,645	(16,587)	59,165	20,457	23,582	23,854	581,805	559,956	21,849
Property operating expenses	160,370	166,110	(5,740)	18,387	6,774	(6,766)	(4,973)	171,991	167,911	4,080
Real estate taxes	49,805	49,639	166	4,785	2,166	1,640	1,759	56,230	53,564	2,666
Third party management expenses	—	—	—	—	—	5,590	5,866	5,590	5,866	(276)
Net Operating Income	288,883	299,896	(11,013)	35,993	11,517	23,118	21,202	347,994	332,615	15,379
General & administrative expenses	—	1	(1)	612	304	23,990	23,001	24,602	23,306	1,296
Depreciation and amortization	183,729	189,341	(5,612)	26,861	11,567	7,090	9,684	217,680	210,592	7,088
Operating Income (loss)	$105,154	$110,554	$(5,400)	$8,520	$(354)	$(7,962)	$(11,483)	$105,712	$98,717	$6,995
Number of properties	223	223		9				232	232
Square feet	22,207	22,207		3,014				25,221	25,221
Core Occupancy % (b)	86.6%	86.5%		85.9%				86.5%
Other Income (Expense):
Interest income								1,813	3,222	(1,409)
Historic tax credit transaction income								12,026	—	12,026
Interest expense								(131,405)	(132,640)	1,235
Interest expense — Deferred financing costs								(4,991)	(3,770)	(1,221)
Equity in income of real estate ventures								3,775	5,305	(1,530)
Net gain on sale of interests in real estate								2,791	—	2,791
Net gain on sale of undepreciated real estate								45	—	45
Loss on real estate venture formation								(222)	—	(222)
Loss on early extinguishment of debt								(2,776)	(2,110)	(666)
Loss from continuing operations								$(13,232)	$(31,276)	$18,044
Income from discontinued operations								8,517	13,670	(5,153)
Net Loss								$(4,715)	$(17,606)	$12,891
Loss per common share								$(0.10)	$(0.19)	$0.09
EXPLANATORY NOTES

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. This also includes two properties that were contributed to an unconsolidated real estate venture in which the Company has a 50% ownership interest.

(b)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $13.5 million from 2010 to 2011, primarily reflecting:

•
an increase of $30.1 million in rental income due to our acquisition of Three Logan Square, the completion and placement in service of the IRS Philadelphia Campus and Cira South Garage during the third quarter of 2010, the acquisition of Overlook I and II during the first quarter of 2011, the placement in service of the Juniper Street Parking Garage during the second quarter of 2011, and the acquisition of 3020 Market Street during the third quarter of 2011; and

•
an offsetting decrease of $16.6 million of rental income at the same store and corporate-level portfolio's as a result of declining renewal rates and the commencement of leases with free rent periods during 2011 compared to 2010.

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
Property Operating Expenses
Property operating expenses at the Total Portfolio increased by $4.1 million mainly due to $11.6 million of additional expenses from the aforementioned properties that we acquired and placed in service during 2011. This increase was offset by the decreases in repairs and maintenance costs of $4.5 million, utilities costs of $1.2 million, and bad debt expense of $2.0 million during 2011 compared to 2010 within our same store portfolio. The reduction in repairs and maintenance costs are a result of contract negotiations that took place across our portfolio during 2011. The reduction in utilities costs reflects our entry in 2011 into two year contracts at lower prices within our Pennsylvania and New Jersey portfolios. Bad debt expense decreased as a result of fewer early lease terminations during 2011 compared to 2010 with such terminations requiring the write off to bad debt expense of any remaining straight line receivable balances.
Real Estate Taxes
Real estate taxes increased by $2.7 million mainly due to additional real estate taxes from the aforementioned properties that we acquired and placed into service during 2011.
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
Interest Income

Interest income decreased by $1.4 million primarily due to our receipt during the third quarter of 2010 of the repayment of the $40.0 million purchase money mortgage note that we extended to the buyer of our properties in Oakland, California in October 2008.

Historic Tax Credit Transaction Income

During the third quarter of 2011, we recognized $12.0 million of income related to our historic tax credit financing. We expect to recognize approximately the same amount of income each year over the remaining four year tax credit recapture period as defined in the Internal Revenue Code. See Note 16 to the consolidated financial statements for additional details of our historic tax credit transaction.
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

•
decrease of $1.3 million resulting from our buybacks of unsecured notes during 2011. The details of various repurchases made during 2011 are noted in "Loss on early extinguishment of debt" section below.

The decrease of $22.5 million in interest expense described above was offset by the following increases in interest expense during 2011 compared to 2010:

•	increase of $12.3 million related our issuance in April 2011 of $325.0 million 4.950% Guaranteed Notes due 2018;

•	decrease of $8.4 million of capitalized interest expense as a result of lower development activity during 2011;

•	increase of $0.3 million related to the Historic Tax Credit interest accretion. We accrete interest related to the preferred return due to our partner in the Philadelphia IRS Campus transaction; and,

•	increase of $0.3 million of interest on our Prior Credit Facility due to a higher outstanding balance during 2011 compared to 2010.

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

Net Gain on Sales of Interests in Real Estate
During the year ended December 31, 2011, we recognized a $2.8 million net gain upon the sale of the remaining 11% ownership interest in three properties that we partially sold to one of our unconsolidated Real Estate Ventures in December 2007. We had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, we exercised the put/call which then transferred full ownership in the three properties to the Real Estate Venture. Accordingly, our direct continuing involvement through our 11% interest in the properties ceased as a result of the transfer of the ownership interest.
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
During 2010, we repurchased (i) $68.1 million of our $345.0 million 3.875% Exchangeable Notes, (ii) $1.9 million of our $300.0 million 5.625% Guaranteed Notes due 2010 and (iii) $12.6 million of our $300.0 million 5.750% Guaranteed Notes due 2012 which resulted in a net loss on early extinguishment of debt of $2.2 million. The net loss was offset by a gain from the write-off of the remaining premium on the Plymouth Meeting Executive Campus note at the time of pay-off of $0.1 million resulting in an aggregate net loss on early extinguishment of debt of $2.1 million.
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
Loss per Common Share
Loss per share was $0.10 for the twelve-month period ended December 31, 2011 as compared to loss per share of $0.19 for the twelve-month period ended December 31, 2010 as a result of the factors described above and an increase in the average number of common shares outstanding. The increase in the average number of common shares outstanding is primarily due to issuances pursuant to the Offering Program in 2011 and the redemption of 7.1 million of redeemable limited partnership units in exchange for our common shares.

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY
The Parent Company conducts its business through the Operating Partnership and the Parent Company's only material asset is its ownership of interests in the Operating Partnership. The Parent Company, other than acting as the sole general partner of the Operating Partnership, issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s principal funding requirement is the payment of dividends on its common shares and preferred shares. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As of December 31, 2012, the Parent Company owned a 98.7% interest in the Operating Partnership. The remaining interest of approximately 1.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
As noted above, the Parent Company’s only source of capital (other than proceeds of equity issuances which the Parent Company contributes to the Operating Partnership) is distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its Credit Facility, are adequate for the Operating Partnership to make its distributions to the Parent Company, which in turn enables the Parent Company to make dividend payments to its shareholders.
The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company's shares. The Parent Company regularly analyzes which source of capital is most advantageous to it at any particular point in time.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the twelve months ended December 31, 2012, the Parent Company did not sell any shares under the Offering Program. From inception of the Offering Program through December 31, 2012, the Parent Company has sold 6,421,553 shares under the program at an average sales price of $12.50 per share, resulting in 8,578,447 remaining shares available for sale. The Parent Company contributed the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn used to repay its debt and for general corporate purposes. The Parent Company is currently evaluating an extension of the Offering Program subsequent to its scheduled expiration date.

On April 11, 2012, the Parent Company closed on a registered public offering of 4,000,000 shares of 6.90% Series E Preferred Shares at a price to the public of $25.00 per share. Dividends on the Series E Preferred Shares are payable quarterly in arrears on or about the 15th day of each January, April, July, and October, commencing July 15, 2012, at a rate per annum of 6.90% of the liquidation value of $25.00 per share (equivalent to $1.725 per share per annum). Net proceeds from this offering totaled approximately $96.3 million, after deducting the underwriting discount and our related expenses.

On May 3, 2012, the Parent Company used a portion of the net proceeds from the sale of Series E Preferred Shares to redeem all 2,000,000 shares of its then outstanding 7.50% Series C Preferred Shares at a redemption price of $50.0 million plus $0.2 million of dividends accrued through the redemption date.

On December 28, 2012 the Parent Company used available cash balances to redeem all 2,300,000 shares of its then outstanding 7.375% Series D Cumulative Redeemable Preferred Shares at a redemption price of $57.5 million plus $0.8 million of dividends accrued through the redemption date.

The Company recognized $4.1 million of redemption costs ($2.1 million and $2.0 million related to the Series C and Series D redemptions, respectively) associated with the total aforementioned redemptions as a reduction in net earnings to arrive at net income applicable to common shares. These costs are shown within the Company's consolidated statements of operations as "Preferred share redemption charge". There were no comparable charges for the prior year.
On December 11, 2012, the Parent Company declared a distribution of $0.15 per common share, totaling $21.6 million, which it paid on January 18, 2013 to its shareholders of record as of January 4, 2013. In addition, the Parent Company declared distributions on its 6.90% Series E Preferred Shares to holders of record as of December 30, 2012, and paid the declared distributions on January 15, 2013 in the aggregate amount of $1.7 million.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of December 31, 2012, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company’s Board of Trustees has not limited the duration of the program and it may be terminated, or replenished by the Board of Trustees, at any time.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, the Parent Company and the Operating Partnership may offer and sell equity and debt securities from time to time under the shelf registration statement.

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2012, amounted to $443.9 million and $2,028.0 million, respectively. If the Operating Partnership fails to comply with its debt requirements, the Parent Company will be required to fulfill the Operating Partnership’s commitments under such guarantees. However, the Parent Company's only material asset is its interest in the Operating Partnership. As of December 31, 2012, the Operating Partnership was in compliance with all of its debt covenant and requirement obligations.
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. The Parent Company has historically satisfied this requirement.
Overall, and as discussed above, the liquidity of the Parent Company is dependent on the Operating Partnership’s distributions to the Parent Company and thus is dependent on the Operating Partnership’s access to sources of capital.
LIQUIDITY AND CAPITAL RESOURCES OF THE OPERATING PARTNERSHIP
General
The Operating Partnership’s principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund principal payments on our secured debt,

•	fund current development and redevelopment costs, and

•	fund distributions to the Parent Company.
The Operating Partnership believes that with uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of its markets throughout 2013 and possibly beyond. As a result, the Operating Partnership’s revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under the New Credit Facility and other sources of debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash that it uses to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect its net cash flows. Such changes, in turn, would adversely affect its ability to fund distributions to the Parent Company, debt service payments and tenant improvements. In addition, a material adverse change in cash provided by operations would affect the financial performance covenants under its Credit Facility, unsecured term loans and unsecured notes, and the availability of borrowings under the Credit Facility.
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
The Operating Partnership will also consider sales of selected Properties as another source of managing its liquidity. Asset sales during 2011 and through 2012 have been a source of cash. During 2012, the Parent Company sold 14 properties containing 0.9 million in net rentable square feet for net cash proceeds of $171.9 million. During 2012, the Parent Company also contributed $26.1 million to fund the acquisition of three office buildings, containing 0.5 million in net rentable square feet, to an unconsolidated joint venture in Silver Spring, Maryland, as well as a 20-acre parcel of land to an unconsolidated joint venture in Plymouth Meeting, Pennsylvania, receiving a 50% interest in each of the respective ventures. The Operating Partnership has used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and strengthen its financial condition. There is no guarantee that it will be able to raise similar or even lesser amounts of capital from future asset sales.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of December 31, 2012 and 2011, the Operating Partnership maintained cash and cash equivalents of $1.5 million and $0.4 million, respectively. The following are the changes in cash flow from its activities for the nine-month periods ended September 30 (in thousands):

Activity	2012	2011	2010
Operating	$157,283	$178,749	$185,127
Investing	(73,037)	(47,665)	(171,936)
Financing	(83,107)	(147,239)	1,807
Net cash flows	$1,139	$(16,155)	$14,998
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net decrease of $21.5 million in cash from operating activities of the Operating Partnership during the year-ended December 31, 2012 compared to the year-ended December 31, 2011 is primarily attributable to the following:

•	a decrease in the number of operating properties due to dispositions. The Operating Partnership sold a total of 14 properties during 2012.

•	the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $25.4 million in cash used in investing activities of the Operating Partnership during the year-ended December 31, 2012 compared to the year-ended December 31, 2011 is primarily attributable to the following:

•
an increase of $60.1 million of investments in unconsolidated Real Estate Ventures during the year-ended December 31, 2012, primarily reflecting $26.1 million that was contributed to fund our share of an acquisition of three office properties by the Brandywine AI venture, $24.2 million that was contributed to two real estate ventures to repay our share of their mortgage indebtedness, and $9.7 million that was contributed to a real estate venture to fund our share of its operations;

•
a increase of $36.9 million in funds used to acquire operating properties, mainly attributable to the Operating Partnership acquiring the 660 West Germantown Pike development, 1900 Market Street, and 7000 West at Lantana during 2012, compared to the acquisition of Overlook I and II during 2011;

•	a decrease in cash distributions from unconsolidated Real Estate Ventures of $5.2 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•	a decrease in advances for purchase of tenant assets, net of repayments of $1.1 million during the year-ended December 31, 2012 when compared to the year-ended December 31, 2011, and;

•	a decrease of $0.8 million in loan proceeds received from an unconsolidated real estate venture partner.
The increase in cash used in investing activities was partially offset by the following transactions:

•	a decrease in capital expenditures for tenant and building improvements and leasing commissions by $39.2 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•
an increase of $23.4 million related to proceeds received in connection with the repayment of two mortgage notes receivable during the year-ended December 31, 2012. There were no comparable mortgage notes receivable repayments during the year-ended December 31, 2011;

•
an increase of $15.0 million of net proceeds from 14 property sales during 2012, compared to five property sales during 2011 (see Note 3 of the notes to the consolidated financial statements for details), and;

•	a decrease of $1.1 million related to a loan provided to an unconsolidated real estate venture partner during 2011. There were no comparable loans provided during 2012.
The net increase of $64.1 million in cash from financing activities of the Operating Partnership during the year-ended December 31, 2012 compared to the year-ended December 31, 2011 is mainly due to the following:

•	an increase in proceeds from New Term Loans of $600.0 million during the year-ended December 31, 2012 with no comparable term loan funding during the year-ended December 31, 2011;

•	a decrease in repayments of the Prior Credit Facility and mortgage notes payable of $469.8 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•
an increase in net proceeds received from the issuance of common and preferred shares of the Parent Company of $88.3 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•	deferred financing obligations of $0.9 million during the year-ended December 31, 2012, with no comparable amount during the year-ended December 31, 2011;

•	a increase in the exercise of stock options of $0.6 million for the year-ended December 31, 2012 compared to the year-ended December 31, 2011, and;

•	an increase of the net settlement of hedge transactions amounting to $0.7 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011.
The net increase in cash from financing activities described above was offset by the following:

•	a decrease in proceeds from the New Credit Facility and unsecured notes of $688.8 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•	an increase in the repayment of unsecured notes of $232.7 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011;

•
the redemption of our 7.50% Series C Preferred Shares and 7.375% Series D Preferred Shares in the amount of $108.5 million during the year-ended December 31, 2012, with no comparable charges for the year-ended December 31, 2011;

•	the repayment of an unsecured term loan of $45.0 million during 2012;

•	the redemption of partnership units of $9.7 million during 2012, with no comparable redemptions for 2011;

•	an increase in debt financing costs of $5.9 million during the year-ended December 31, 2012 compared to the year-ended December 31, 2011, and;

•
an increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $91.9 million during the year-ended December 31, 2011 to $97.5 million during the year-ended December 31, 2012.

Capitalization
Indebtedness
The Operating Partnership is the issuer of our unsecured notes and the Parent Company has fully and unconditionally guaranteed the payment of principal and interest on the notes. During the year-ended December 31, 2012, we repurchased $165.0 million of our outstanding unsecured notes in a series of transactions which are summarized in the table below (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2012 5.750% Notes	$309	$301	$2	$—
2014 5.400% Notes	4,630	4,302	264	8
2015 7.500% Notes	69,549	60,794	8,712	183
2016 6.000% Notes	113,942	99,571	12,961	260
	$188,430	$164,968	$21,939	$451

As of December 31, 2012, the Operating Partnership had approximately $2.5 billion of outstanding indebtedness. The following table summarizes the Operating Partnership’s indebtedness under its mortgage notes payable, its unsecured notes and its Credit Facility (excluding applicable premiums/discounts) at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Balance:
Fixed rate	$2,302,895	$2,061,728
Variable rate — unhedged	169,000	338,774
Total	$2,471,895	$2,400,502
Percent of Total Debt:
Fixed rate	93.2%	85.9%
Variable rate — unhedged	6.8%	14.1%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.3%	6.0%
Variable rate — unhedged	1.9%	1.1%
Total	5.1%	5.3%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership will use New Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under the New Credit Facility to $200.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The New Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of December 31, 2012.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2012.
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
On February 1, 2012, the Parent Company and the Operating Partnership closed on a new $600.0 million four-year unsecured credit facility and three unsecured term loans in the aggregate amount of $600.0 million, consisting of a $150.0 million three-year loan, a $250.0 million four-year loan and a $200.0 million seven-year loan. The new credit facility and term loans are referred to earlier in this Form 10-K as our "New Credit Facility" and "New Term Loans", respectively, and the Parent Company used the proceeds from the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, the Prior Credit Facility and Prior Term Loan. The New Credit Facility has terms that are generally comparable to those under the Prior Revolving Credit Facility.
On December 18, 2012, the Operating Partnership closed a registered offering of $250.0 million in aggregate principal amount of its 3.95% Guaranteed Notes due 2023. The Operating Partnership used a portion of the net proceeds from this offering, which amounted to $246.1 million after deducting underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of 7.50% Guaranteed Notes due May 15, 2015 and 6.00% Guaranteed Notes due April 1, 2016, as well as for general corporate purposes.
On December 27, 2012, in connection with the aforementioned offering, the Operating Partnership repurchased $50.3 million of our 7.50% Guaranteed Notes due 2015, and $99.6 million of our 6.00% Guaranteed Notes due 2016. The Operating Partnership's tender offer resulted in a $20.4 million loss on early extinguishment of debt as of December 31, 2012. The Operating Partnership funded the total tender offer consideration of $171.5 million from net proceeds of the registered offering, as well as available cash balances.
On December 31, 2012, the Parent Company and the Operating Partnership repaid the entire $150.0 million remaining fixed portion of the four-year term loan due February 1, 2016. In connection with this repayment, the Parent Company and the Operating Partnership also incurred a $3.0 million charge on the termination of associated interest rate swap contracts, as reflected in the Company's consolidated statements of operations. Please refer to Footnote 9 of the notes to the consolidated financial statements for further information.
As of December 31, 2012, the Operating Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On April 11, 2012, the Operating Partnership issued 6.90% Series E-Linked Preferred Mirror Units to the Parent Company, in connection with the previously mentioned offering of Series E Preferred Shares. On May 3, 2012, the Operating Partnership also redeemed all of its Series D Preferred Mirror Units as a result of the aforementioned redemption of Series C Preferred Shares.
On December 28, 2012, the Operating Partnership redeemed all of its Series E Preferred Mirror Units as a result of the redemption of Series D Preferred Shares.
In accordance with GAAP, the Operating Partnership also recognized $4.1 million of redemption costs ($2.1 million and $2.0 million related to the Series D and Series E redemptions, respectively) associated with the total aforementioned redemptions as a reduction in net earnings to arrive at net income applicable to common units. These costs are listed above and shown within the Operating Partnership's consolidated statements of operations as "Preferred unit redemption charge". There were no comparable charges for the prior year.
On December 17, 2012, the Operating Partnership redeemed 811,984 limited partnership units from the estate of a former unit holder for a total cash consideration of $9.7 million, based on a calculated price of $12.00 per unit on the date of redemption.
On December 11, 2012, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.6 million, which was paid on January 18, 2013 to unitholders of record as of January 4, 2013.
On December 11, 2012, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of December 30, 2012. These units are entitled to a preferential return of 6.90%. Distributions paid on January 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

During the twelve months ended December 31, 2012, the Parent Company did not sell any shares under the Offering Program, and accordingly, the Operating Partnership did not issue any common partnership units in connection with the Parent Company's Offering Program. During the twelve months ended December 31, 2012, the Parent Company did not repurchase any shares under its share repurchase program, and accordingly, the Operating Partnership did not repurchase any units in connection with the Parent Company's share repurchase program. From the inception of the Offering Program in March 2010 through December 31, 2012, the Operating Partnership has issued an aggregate of 6,421,553 common partnership units to the Parent Company. The Operating Partnership has used the net proceeds from such sales to repay balances on its unsecured revolving Credit Facility and for general corporate purposes.
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
Short- and Long-Term Liquidity
The Operating Partnership believes that its available cash balances and cash flow from operations are adequate to fund its short-term liquidity requirements, including principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. As of December 31, 2012, the Operating Partnership had $2,028.0 million of total unsecured debt and $443.9 million of mortgage debt with $11.2 million of mortgage principal payments scheduled to be repaid through December 31, 2013. The Company closed on the New Credit Facility and New Term Loans on February 1, 2012 and used the initial advances under the New Term Loans to repay all balances outstanding under, and concurrently terminate, its Prior Credit Facility and the Prior Term Loans, both of which were scheduled to mature on June 29, 2012.
During 2012, the Operating Partnership sold its entire remaining portfolio of available-for-sale securities, all purchased during 2012 and totaling $106.2 million, recognizing a $0.2 million loss associated with the sale. This transaction was completed after determining that a strategy of liquidation was in the Operating Partnership's best interest.
The Operating Partnership expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the New Credit Facility, additional secured and unsecured indebtedness, the issuance of equity securities, contributions from joint venture investors and proceeds from asset dispositions.
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

Commitments and Contingencies

The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of December 31, 2012:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$443,942	$11,237	$111,976	$126,932	$193,797
Revolving credit facility	69,000	69,000	—	—	—
Unsecured term loan	450,000	—	250,000	—	200,000
Unsecured debt (a)	1,508,953	—	404,914	775,429	328,610
Ground leases (b)	297,798	1,818	5,545	5,727	284,708
Development contracts (c)	1,147	1,147	—	—	—
Interest expense (d)	555,807	104,985	183,117	122,688	145,017
Other liabilities (e)	12,674	—	—	—	12,674
	$3,339,321	$188,187	$955,552	$1,030,776	$1,164,806

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table above does not include the future minimum annual rental payments related to the ground lease that we assumed in connection with our acquisition of Three Logan Square in Philadelphia, Pennsylvania as the amounts cannot be determined at this time. The table also does not include the future minimum rental payments related to the ground lease in connection with our acquisition of 3020 Market Street in Philadelphia, Pennsylvania. Both of these ground leases are discussed below.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2012 interest rates.

(e)
Other liabilities consists of deferred compensation liability and the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (see related discussion below), as of December 31, 2012.

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
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2012, the Operating Partnership has a balance of $1.5 million for this liability on its consolidated balance sheet.
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
As part of the Operating Partnership’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2012: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities triggered to them.
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
In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Operating Partnership entered into a historic tax credit and new markets tax credit arrangement, respectively. The Operating Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to US Bancorp or a reduction of investor capital contributions, which are reported as deferred income in the Operating Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Operating Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
The Operating Partnership entered into development agreements related to two parcels of land under option for ground lease that required the Operating Partnership to commence development by December 31, 2012. During 2012, the Operating Partnership was granted an extension to commence development by December 31, 2015 related to these development agreements, and will incur a $3.5 million extension fee over the extension period. If the Operating Partnership determines that it will not be able to start the construction by the date specified, or if the Operating Partnership determines development is not in its best economic interest and an additional extension of the development period cannot be negotiated, the Operating Partnership will have to write off all costs that it has incurred in preparing these parcels of land for development, amounting to $13.6 million as of December 31, 2012. The Operating Partnership expects to commence development on one of these land parcels in 2013.
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

The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of December 31, 2012, its consolidated debt consisted of $443.9 million of mortgage loans and $1,430.3 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $69.0 million in borrowings under our New Credit Facility, $78.6 million in trust preferred securities and $450.0 million of unsecured term loans, both of which are swapped to fixed except for $100.0 million of unsecured term loans which bear interest at a variable rate of interest. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $26.0 million. If market rates of interest decrease by 100 basis points, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $28.5 million.
As of December 31, 2012, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s $1,430.3 million of unsecured notes was $1,553.1 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt of approximately $14.2 million at December 31, 2012.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $597.6 million and $391.6 million at December 31, 2012 and December 31, 2011, respectively. The total fair value of the Operating Partnership’s debt was approximately $595.7 million and $380.8 million at December 31, 2012 and December 31, 2011, respectively. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of $1.7 million at December 31, 2012 and a 100 basis point change in the discount rate equates to a change in the total fair value of its debt of approximately $3.4 million at December 31, 2011.
At December 31, 2012, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $597.6 million, of which $169.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At December 31, 2012, the interest rate on the Operating Partnership's variable rate debt was approximately 1.2%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.4 million for year-ended December 31, 2012.
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
The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the years ended December 31, 2012 and 2011:

	Year-ended	Year-ended
	December 31, 2012	December 31, 2011
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(8,304)	$(13,212)
Add (deduct):
Amount allocated to unvested restricted unitholders	376	505
Net gain on sale of interests in real estate	—	(2,791)
Net gain on sale of undepreciated real estate	—	(45)
Loss on real estate venture formation	950	222
Net gain on disposition of discontinued operations	(34,774)	(7,264)
Depreciation and amortization:
Real property — continuing operations	156,620	160,001
Leasing costs including acquired intangibles — continuing operations	38,983	49,286
Real property — discontinued operations	2,459	8,560
Leasing costs including acquired intangibles — discontinued operations	291	217
Company’s share of unconsolidated real estate ventures	14,788	9,181
Funds from operations	$171,389	$204,660
Funds from operations allocable to unvested restricted shareholders	(856)	(1,264)
Funds from operations available to common share and unit holders (FFO)	$170,533	$203,396
Weighted-average shares/units outstanding — fully diluted	146,500,828	146,299,625

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary financial data of the Parent Company and the Operating Partnership and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Items 15(a) and 15(b) and filed as part of this Annual Report on Form 10-K. See Item 15.

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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company's internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2013 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules of Brandywine Realty Trust

(b)	Financial Statements and Schedules of Brandywine Operating Partnership
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

3.1.4
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5
Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9
Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 6, 2012) classifying and designating Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share and liquidation preference $25 per share, of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust's Form 8-A dated April 6, 2012 and incorporated herein by reference)

3.1.11
Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.12
First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 17, 1997 and incorporated herein by reference)

3.1.13
Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.1.14
Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.1.15
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.16
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.17
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.18
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.19
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.20
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.21
Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.22
Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.23
Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.1.24
Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.1.25
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.1.26
Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.1.27
Sixteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated August 9, 2010 and incorporated herein by reference)

3.1.28
Seventeenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2012 and incorporated herein by reference)

3.1.29	List of partners of Brandywine Operating Partnership, L.P.

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 4, 2010 and incorporated herein by reference)

4.1
Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2
Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3
Form of 6.90% Series E Cumulative Redeemable Preferred Shares Certificate (previously filed as an exhibit to Brandywine Realty Trust's Form 8-A dated April 6, 2012 and incorporated herein by reference).

4.4.1
Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.4.2
First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.4.3
Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4.4
Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.5	Form of $250,000,000 5.40% Guaranteed Note due 2014 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.6
Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 28, 2006 and incorporated herein by reference).

4.7
Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.8
Form of $250,000,000 aggregate principal amount of 7.50% Guaranteed Notes due 2015 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 25, 2009 and incorporated herein by reference)

4.9
Form of $325,000,000 aggregate principal amount of 4.95% Guaranteed Notes due 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.10
Form of $250,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 18, 2012 and incorporated herein by reference)

10.1
Third Amended and Restated Revolving Credit Agreement dated as of December 15, 2011 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference)

10.2
Term Loan A Agreement dated as of December 15, 2011 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference)

10.3
Term Loan B Agreement dated as of December 15, 2011 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference)

10.4
Term Loan C Agreement dated as of December 15, 2011 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference)

10.5
Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.6	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.7	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.8	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.9
Letter to Cohen & Steers Capital Management, Inc. relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.10
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.11
Sales Agency Financing Agreement dated as of March 10, 2010 with BNY Mellon Capital Markets, LLC (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.12
Sales Agency Financing Agreement dated as of March 10, 2010 with Citigroup Global Markets Inc. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.13
Sales Agency Financing Agreement dated as of March 10, 2010 with Deutsche Bank Securities Inc. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 10, 2010 and incorporated herein by reference)

10.14
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.15
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.16
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective June 2, 2010)** (previously filed as an exhibit to Brandywine Realty Trust's Registration Statement on Form S-8, File No. 333-167266 and incorporated herein by reference)

10.17
Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 11, 2012 and incorporated herein by reference)

10.18	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust's Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.19	2007 Performance Share Award to Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.20
Form of 2007 Performance Share Award to executive officers (other than the President and Chief Executive Officer)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.21	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.22
Form of Non-Qualified Share Option Agreement to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.23
Form of Non-Qualified Share Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.24
Form of Incentive Stock Option Agreement to the President and CEO and Executive Vice President and CFO ** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.25
Form of Incentive Stock Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.26	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.27	Forms of Incentive Stock Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.28
Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.29
Employment Agreement dated February 3, 2010 with Howard M. Sipzner** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.30	Form of Restricted Share Award (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.31
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.32
Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.33
Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.34	2010-2012 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.35	Form of Restricted Share Award (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.36
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.37
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.38
Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.39	2011-2013 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.40
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.41	Form of Restricted Share Award (March 2012) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

10.42
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2012) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

10.43	2012-2014 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P

14.1	Code of Business Conduct and Ethics** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 22, 2004 and incorporated herein by reference)

21	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

(c)	Financial Statement Schedule: See Item 15 (a) and (b) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 25, 2013
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 25, 2013
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Howard M. Sipzner	Executive Vice President and Chief Financial Officer	February 25, 2013
Howard M. Sipzner	(Principal Financial Officer)

/s/ Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal	February 25, 2013
Gabriel J. Mainardi	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 25, 2013
Wyche Fowler

/s/ James Diggs	Trustee	February 25, 2013
James Diggs

/s/ Michael J. Joyce	Trustee	February 25, 2013
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 25, 2013
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 25, 2013
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
Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 25, 2013
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 25, 2013
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Howard M. Sipzner	Executive Vice President and Chief Financial Officer	February 25, 2013
Howard M. Sipzner	(Principal Financial Officer)

/s/ Gabriel J. Mainardi	Vice President and Chief Accounting Officer (Principal	February 25, 2013
Gabriel J. Mainardi	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 25, 2013
Wyche Fowler

/s/ James Diggs	Trustee	February 25, 2013
James Diggs

/s/ Michael J. Joyce	Trustee	February 25, 2013
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 25, 2013
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 25, 2013
Charles P. Pizzi

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 25, 2013

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(b) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(b) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2013

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2012	December 31, 2011

ASSETS
Real estate investments:
Rental properties	$4,726,169	$4,793,080
Accumulated depreciation	(954,665)	(865,710)
Operating real estate investments, net	3,771,504	3,927,370
Construction-in-progress	48,950	25,083
Land inventory	102,439	109,008
Total real estate investments, net	3,922,893	4,061,461
Cash and cash equivalents	1,549	410
Accounts receivable, net	13,232	14,718
Accrued rent receivable, net	122,066	108,101
Investment in real estate ventures, at equity	193,555	115,807
Deferred costs, net	122,243	115,362
Intangible assets, net	70,620	70,515
Notes receivable	7,226	18,186
Other assets	53,325	53,158
Total assets	$4,506,709	$4,557,718
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$442,974	$511,061
Unsecured credit facility	69,000	275,500
Unsecured term loans	450,000	37,500
Unsecured senior notes, net of discounts	1,503,356	1,569,934
Accounts payable and accrued expenses	71,579	69,929
Distributions payable	23,652	23,895
Deferred income, gains and rent	82,947	99,569
Acquired lease intangibles, net	33,859	35,106
Other liabilities	55,826	45,528
Total liabilities	2,733,193	2,668,022
Commitments and contingencies (Note 20)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
7.50% Series C Preferred Shares, $0.01 par value; issued and outstanding- 0 in 2012 and 2,000,000 in 2011	—	20
7.375% Series D Preferred Shares, $0.01 par value; issued and outstanding- 0 in 2012 and 2,300,000 in 2011	—	23
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2012 and 0 in 2011	40	—
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 143,538,733 and 142,690,755 issued and outstanding in 2012 and 2011, respectively	1,434	1,424
Additional paid-in capital	2,780,194	2,776,197
Deferred compensation payable in common shares	5,352	5,631
Common shares in grantor trust, 290,745 in 2012 and 292,646 in 2011	(5,352)	(5,631)
Cumulative earnings	479,734	477,338
Accumulated other comprehensive loss	(15,918)	(6,079)
Cumulative distributions	(1,493,206)	(1,392,332)
Total Brandywine Realty Trust’s equity	1,752,278	1,856,591
Non-controlling interests	21,238	33,105
Total equity	1,773,516	1,889,696
Total liabilities and equity	$4,506,709	$4,557,718

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Years ended December 31,
	2012	2011	2010
Revenue:
Rents	$459,855	$462,771	$443,485
Tenant reimbursements	78,613	79,108	75,330
Termination fees	3,233	2,951	5,516
Third party management fees, labor reimbursement and leasing	12,116	11,536	11,830
Other	6,016	5,387	4,271
Total revenue	559,833	561,753	540,432
Operating Expenses:
Property operating expenses	159,296	167,077	163,294
Real estate taxes	55,969	54,171	51,927
Third party management expenses	5,127	5,590	5,866
Depreciation and amortization	195,841	210,334	203,345
General and administrative expenses	25,413	24,602	23,306
Total operating expenses	441,646	461,774	447,738
Operating income	118,187	99,979	92,694
Other Income (Expense):
Interest income	3,012	1,813	3,218
Historic tax credit transaction income	11,840	12,026	—
Interest expense	(132,939)	(131,405)	(132,640)
Interest expense — amortization of deferred financing costs	(6,208)	(4,991)	(3,770)
Interest expense — financing obligation	(850)	—	—
Recognized hedge activity	(2,985)	—	—
Equity in income of real estate ventures	2,741	3,775	5,305
Net gain (loss) on sale of interests in real estate	—	2,791	(22)
Net gain on sale of undepreciated real estate	—	45	—
Loss on real estate venture formation	(950)	(222)	—
Loss on early extinguishment of debt	(22,002)	(2,776)	(2,110)
Loss from continuing operations	(30,154)	(18,965)	(37,325)
Discontinued operations:
Income from discontinued operations	1,909	6,986	8,739
Net gain on disposition of discontinued operations	34,774	7,264	10,980
Total discontinued operations	36,683	14,250	19,719
Net income (loss)	6,529	(4,715)	(17,606)
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	(670)	(553)	(414)
Net (income) loss attributable to non-controlling interests — LP units	736	769	946
Net (income) loss attributable to non-controlling interests	66	216	532
Net income (loss) attributable to Brandywine Realty Trust	6,595	(4,499)	(17,074)
Distribution to Preferred Shares	(10,405)	(7,992)	(7,992)
Preferred share redemption charge	(4,052)	—	—
Amount allocated to unvested restricted shareholders	(376)	(505)	(512)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(8,238)	$(12,996)	$(25,578)
Basic income (loss) per Common Share:
Continuing operations	$(0.31)	$(0.20)	$(0.34)
Discontinued operations	0.25	0.10	0.15
	$(0.06)	$(0.10)	$(0.19)
Diluted income (loss) per Common Share:
Continuing operations	$(0.31)	$(0.20)	$(0.34)
Discontinued operations	0.25	0.10	0.15
	$(0.06)	$(0.10)	$(0.19)

Basic weighted average shares outstanding	143,257,097	135,444,424	131,743,275
Diluted weighted average shares outstanding	143,257,097	135,444,424	131,743,275
Net income (loss) attributable to Brandywine Realty Trust
Loss from continuing operations	$(29,418)	$(18,196)	$(36,379)
Income from discontinued operations	36,013	13,697	19,305
Net income (loss)	$6,595	$(4,499)	$(17,074)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$6,529	$(4,715)	$(17,606)
Comprehensive income (loss):
Unrealized loss on derivative financial instruments	(7,338)	(4,499)	7,320
Settlement of interest rate swaps	(2,985)	—	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	297	153	28
Total comprehensive income (loss)	(10,026)	(4,346)	7,348
Comprehensive loss	(3,497)	(9,061)	(10,258)
Comprehensive (income) loss attributable to non-controlling interest	261	427	377
Comprehensive loss attributable to Brandywine Realty Trust	$(3,236)	$(8,634)	$(9,881)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands, except number of shares)
December 31, 2010

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
December 31, 2009	4,300,000	$43	128,849,176	251,764	255,700	$1,286	$2,610,421	$(7,205)	$5,549	$(5,549)	$501,384	$(9,138)	$(1,213,359)	$38,308	$1,921,740
Net loss											(17,074)			(532)	(17,606)
Comprehensive income												7,193		155	7,348
Issuance of Common Shares of Beneficial Interest			5,742,268			57	71,924								71,981
Equity issuance costs							(1,214)								(1,214)
Issuance of LP Units														77,732	77,732
Bonus Share Issuance				(32,607)	32,607			871	369	(369)	(502)				369
Vesting of Restricted Shares				(76,598)	8,989		(1,114)	2,304	103	(103)	(1,417)				(227)
Restricted Share Amortization							3,483								3,483
Restricted Performance Units Amortization							965								965
Conversion of LP Units to Common Shares				(17,468)				732			(266)			(466)	—
Share Issuance from/to Deferred Compensation Plan			(2,409)		(9,035)				(282)	282					—
Share Option Amortization							1,131								1,131
Outperformance Plan Amortization							380								380
Trustee Fees Paid in Shares				(8,412)	3,020			224	35	(35)	(125)				99
Exercise of Shares			12,761				37								37
Adjustment for Non-controlling Interest							(14,796)							14,796	—
Cumulative Effect of Accounting Change for Variable Interest Entities											1,439			(38)	1,401
Preferred Share distributions													(7,992)		(7,992)
Distributions declared ($0.60 per share)													(80,170)	(1,683)	(81,853)
BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2011

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2010	4,300,000	$43	134,601,796	116,679	291,281	$1,343	$2,671,217	$(3,074)	$5,774	$(5,774)	$483,439	$(1,945)	$(1,301,521)	$128,272	$1,977,774
Net loss											(4,500)			(215)	(4,715)
Comprehensive loss												(4,134)		(212)	(4,346)
Issuance of Common Shares of Beneficial Interest			679,285			7	8,265								8,272
Equity Issuance Costs							(345)							(32)	(377)
Conversion of LP Units to Common Shares			7,204,104			72	85,966							(86,038)	—
Bonus Share Issuance				(463)	463			12	6	(6)	(6)				6
Vesting of Restricted Shares			85,248	(116,216)	9,043	1	(1,818)	3,062			(1,595)				(350)
Restricted Share Amortization							2,937								2,937
Restricted Performance Units Amortization							1,679								1,679
Exercise of Share Options			120,179			1	349								350
Share Option Amortization							1,487								1,487
Outperformance Plan Amortization							123								123
Share Issuance from/to Deferred Compensation Plan			(845)		(8,141)		(16)		(149)	149					(16)
Share Choice Plan Issuance			(1,684)				(55)								(55)
Trustees Fees Paid in Shares			2,672				32								32
Adjustment to Non-controlling Interest							6,376							(6,376)	—
Preferred Share distributions													(7,992)		(7,992)
Distributions declared ($0.60 per share)													(82,819)	(2,294)	(85,113)
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	—	292,646	$1,424	$2,776,197	$—	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Treasury Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Common Shares in Treasury	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	—	292,646	$1,424	$2,776,197	$—	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income											6,595			(66)	6,529
Comprehensive loss												(9,839)		(187)	(10,026)
Issuance of Preferred Shares	4,000,000	40					96,810								96,850
Preferred Share Issuance Costs							(613)								(613)
Redemption of Preferred Shares	(4,300,000)	(43)					(103,405)								(103,448)
Conversion of LP Units to Common Shares			20,464			1	149				(49)			(268)	(167)
Conversion of LP Units to Cash											(4,185)			(5,556)	(9,741)
Bonus Share Issuance			35,703				387								387
Vesting of Restricted Shares			293,614		9,036	4	(1,389)								(1,385)
Restricted Share Amortization							3,271								3,271
Restricted Share Forfeitures											35				35
Vesting of Restricted Performance Units			272,131			3	(1,498)								(1,495)
Restricted Performance Units Amortization							3,379								3,379
Exercise of Share Options			230,294			2	974								976
Share Option Amortization							1,636								1,636
Share Issuance from/to Deferred Compensation Plan			(5,564)		(10,937)				(279)	279					—
Trustee Fees Paid in Shares			1,336				15								15
Adjustment to Non-controlling Interest							4,281							(4,281)	—
Preferred Share distributions													(10,405)		(10,405)
Preferred Share redemption charges													(4,052)		(4,052)
Distributions declared ($0.60 per share)													(86,417)	(1,509)	(87,926)
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	—	290,745	$1,434	$2,780,194	$—	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,529	$(4,715)	$(17,606)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	198,579	219,110	214,776
Amortization of deferred financing costs	6,208	4,991	3,770
Amortization of debt discount/(premium), net	1,760	1,567	831
Amortization of stock compensation costs	5,685	5,282	5,102
Shares used for employee taxes upon vesting of share awards	(2,493)	(1,012)	(288)
Recognized hedge activity	2,985	—	—
Straight-line rent income	(23,566)	(20,298)	(13,705)
Amortization of acquired above (below) market leases to rental revenue, net	(6,084)	(5,384)	(5,960)
Straight-line ground rent expense	1,897	1,924	1,647
Provision for doubtful accounts	2,198	1,924	2,479
Net gain on sale of interests in real estate	(34,774)	(10,008)	(11,011)
Loss on real estate venture formation	950	222	—
Loss on early extinguishment of debt	22,002	2,776	2,110
Historic tax credit transaction income	(11,840)	(12,026)	—
Real estate venture income in excess of distributions	(1,517)	(1,175)	(4,648)
Cumulative interest accretion of repayments of unsecured notes	—	(4,005)	(3,433)
Contributions from historic tax credit transaction, net of deferred costs	—	2,694	27,396
Deferred financing obligation	(1,803)	—	—
Changes in assets and liabilities:
Accounts receivable	262	(856)	(4,173)
Other assets	2,417	(2,349)	(2,782)
Accounts payable and accrued expenses	(8,355)	7,732	(7,980)
Deferred income, gains and rent	(2,167)	(7,220)	(6,412)
Other liabilities	(1,590)	(425)	5,014
Net cash from operating activities	157,283	178,749	185,127
Cash flows from investing activities:
Acquisition of properties	(77,555)	(40,674)	(50,681)
Investments in available-for-sale securities	(105,250)	—	—
Proceeds from the sale of available-for-sale securities	105,250	—	—
Sales of properties, net	170,918	155,956	50,089
Proceeds from repayment of mortgage notes receivable	23,364	—	40,000
Capital expenditures	(99,112)	(131,156)	(180,943)
Advances for purchase of tenant assets, net of repayments	270	1,365	(1,715)
Loan proceeds received from an unconsolidated Joint Venture	566	1,388	—
Loan provided to an unconsolidated Real Estate Venture partner	—	(1,122)	(826)
Investment in unconsolidated Real Estate Ventures	(65,354)	(5,277)	(5,180)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,109	10,316	2,205
Decrease in cash due to the deconsolidation of variable interest entities	—	—	(1,382)
Leasing costs	(31,243)	(38,461)	(23,503)
Net cash from (used in) investing activities	(73,037)	(47,665)	(171,936)
Cash flows from financing activities:
Proceeds from New Unsecured Term Loans	600,000	—	—
Proceeds from Credit Facility borrowings	90,500	706,002	565,000
Repayments of Credit Facility borrowings	(297,000)	(613,502)	(474,000)
Proceeds from mortgage notes payable	—	—	256,104
Repayments of mortgage notes payable	(68,513)	(221,856)	(51,966)
Proceeds from unsecured notes	248,183	321,448	—
Deferred financing obligation non-cash interest expense	935	—	—
Net proceeds from issuance of common shares	—	7,930	70,867
Net proceeds from issuance of preferred shares	96,237	—	—
Redemption of preferred shares	(108,536)	—	—

Redemption of partnership units	(9,676)	—	—
Repayments of unsecured notes	(338,097)	(105,381)	(276,270)
Repayments of unsecured term loan	(190,485)	(145,500)	—
Net settlement of hedge transactions	—	(613)	—
Debt financing costs	(10,128)	(4,249)	(595)
Refund of deferred financing costs related to forward commitment	—	—	1,659
Exercise of stock options	976	350	37
Distributions paid to shareholders	(96,030)	(89,559)	(87,345)
Distributions to noncontrolling interest	(1,473)	(2,309)	(1,684)
Net cash from (used in) financing activities	(83,107)	(147,239)	1,807
Increase (decrease) in cash and cash equivalents	1,139	(16,155)	14,998
Cash and cash equivalents at beginning of year	410	16,565	1,567
Cash and cash equivalents at end of year	$1,549	$410	$16,565
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2012, 2011 and 2010 of $2,560, $1,997 and $10,385, respectively	$137,823	$135,210	$135,206
Supplemental disclosure of non-cash activity:
Settlement of note receivable through foreclosure of a parcel of land	$—	$—	$(2,795)
Proceeds from mortgage notes payable retained by lender and included in other assets	—	—	396
Change in investments in joint venture related to a contribution of land at period end	(15,222)	—	—
Change in investments in joint venture related to a contribution of services	(711)	—	—
Change in capital expenditures financed through accounts payable at period end	7,059	(3,896)	(5,126)
Change in capital expenditures financed through retention payable at period end	566	(6,213)	(2,066)
Change in unfunded tenant allowance	(1,089)	(1,717)	—
Change in real estate investments due to the deconsolidation of variable interest entities	—	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	—	(42,887)
Change in non-controlling interest from issuance of limited partnership units	—	—	77,733
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2012	December 31, 2011

ASSETS
Real estate investments:
Operating properties	$4,726,169	$4,793,080
Accumulated depreciation	(954,665)	(865,710)
Operating real estate investments, net	3,771,504	3,927,370
Construction-in-progress	48,950	25,083
Land inventory	102,439	109,008
Total real estate investments, net	3,922,893	4,061,461
Cash and cash equivalents	1,549	410
Accounts receivable, net	13,232	14,718
Accrued rent receivable, net	122,066	108,101
Investment in real estate ventures, at equity	193,555	115,807
Deferred costs, net	122,243	115,362
Intangible assets, net	70,620	70,515
Notes receivable	7,226	18,186
Other assets	53,325	53,158
Total assets	$4,506,709	$4,557,718
LIABILITIES AND EQUITY
Mortgage notes payable	$442,974	$511,061
Unsecured credit facility	69,000	275,500
Unsecured term loans	450,000	37,500
Unsecured senior notes, net of discounts	1,503,356	1,569,934
Accounts payable and accrued expenses	71,579	69,929
Distributions payable	23,652	23,895
Deferred income, gains and rent	82,947	99,569
Acquired lease intangibles, net	33,859	35,106
Other liabilities	55,826	45,528
Total liabilities	2,733,193	2,668,022
Commitments and contingencies (Note 20)
Redeemable limited partnership units at redemption value; 1,845,737 and 2,698,648 issued and outstanding in 2012 and 2011, respectively	26,777	38,370
Brandywine Operating Partnership, L.P.’s equity:
7.50% Series D Preferred Mirror Units; issued and outstanding- 0 in 2012 and 2,000,000 in 2011	—	47,912
7.375% Series E Preferred Mirror Units; issued and outstanding- 0 in 2012 and 2,300,000 in 2011	—	55,538
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2012 and 0 in 2011	96,850	—
General Partnership Capital, 143,538,733 and 142,690,755 units issued and outstanding in 2012 and 2011, respectively	1,666,341	1,754,302
Accumulated other comprehensive loss	(16,452)	(6,426)
Total Brandywine Operating Partnership, L.P.’s equity	1,746,739	1,851,326
Total liabilities and partners’ equity	$4,506,709	$4,557,718
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,
	2012	2011	2010
Revenue:
Rents	$459,855	$462,771	$443,485
Tenant reimbursements	78,613	79,108	75,330
Termination fees	3,233	2,951	5,516
Third party management fees, labor reimbursement and leasing	12,116	11,536	11,830
Other	6,016	5,387	4,271
Total revenue	559,833	561,753	540,432
Operating Expenses:
Property operating expenses	159,296	167,077	163,294
Real estate taxes	55,969	54,171	51,927
Third party management expenses	5,127	5,590	5,866
Depreciation and amortization	195,841	210,334	203,345
General & administrative expenses	25,413	24,602	23,306
Total operating expenses	441,646	461,774	447,738
Operating income	118,187	99,979	92,694
Other Income (Expense):
Interest income	3,012	1,813	3,218
Historic tax credit transaction income	11,840	12,026	—
Interest expense	(132,939)	(131,405)	(132,640)
Interest expense — amortization of deferred financing costs	(6,208)	(4,991)	(3,770)
Interest expense — financing obligation	(850)	—	—
Recognized hedge activity	(2,985)	—	—
Equity in income of real estate ventures	2,741	3,775	5,305
Net gain (loss) on sale of interests in real estate	—	2,791	(22)
Net gain on sale of undepreciated real estate	—	45	—
Loss on real estate venture formation	(950)	(222)	—
Loss on early extinguishment of debt	(22,002)	(2,776)	(2,110)
Loss from continuing operations	(30,154)	(18,965)	(37,325)
Discontinued operations:
Income from discontinued operations	1,909	6,986	8,739
Net gain on disposition of discontinued operations	34,774	7,264	10,980
Total discontinued operations	36,683	14,250	19,719
Net income (loss)	6,529	(4,715)	(17,606)
Distribution to Preferred Units	(10,405)	(7,992)	(7,992)
Preferred unit redemption charge	(4,052)	—	—
Amount allocated to unvested restricted unitholders	(376)	(505)	(512)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(8,304)	$(13,212)	$(26,110)
Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.31)	$(0.19)	(0.33)
Discontinued operations	0.25	0.10	0.14
	$(0.06)	$(0.09)	$(0.19)
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.31)	$(0.19)	$(0.33)
Discontinued operations	0.25	0.10	0.14
	$(0.06)	$(0.09)	$(0.19)
Basic weighted average common partnership units outstanding	145,883,217	145,118,841	137,454,796
Diluted weighted average common partnership units outstanding	145,883,217	145,118,841	137,454,796
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Loss from continuing operations	$(30,154)	$(18,965)	$(37,325)
Income from discontinued operations	36,683	14,250	19,719
Net income (loss)	$6,529	$(4,715)	$(17,606)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$6,529	$(4,715)	$(17,606)
Comprehensive income (loss):
Unrealized loss on derivative financial instruments	(7,338)	(4,499)	7,320
Settlement of interest rate swaps	(2,985)	—	—
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net	297	153	28
Total comprehensive income (loss)	(10,026)	(4,346)	7,348
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(3,497)	$(9,061)	$(10,258)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands, except Units)

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
BALANCE, December 31, 2009	2,000,000	$47,912	2,300,000	$55,538	—	$—	128,597,412	$1,783,033	$(9,428)	$65	$1,877,120
Net loss	—	—	—	—	—	—	—	(17,606)	—	—	(17,606)
Other comprehensive income	—	—	—	—	—	—	—	—	7,348	—	7,348
Deferred compensation obligation	—	—	—	—	—	—	(2,409)	—	—	—	—
Issuance of LP Units	—	—	—	—	—	—	5,742,268	71,981	—	—	71,981
Bonus share issuance	—	—	—	—	—	—	32,607	369	—	—	369
Conversion of LP Units to common shares	—	—	—	—	—	—	17,468	466	—	—	466
Vesting of restricted units	—	—	—	—	—	—	76,598	(227)	—	—	(227)
Restricted stock amortization	—	—	—	—	—	—	—	3,483	—	—	3,483
Restricted performance units amortization	—	—	—	—	—	—	—	965	—	—	965
Outperformance plan amortization	—	—	—	—	—	—	—	380	—	—	380
Option amortization	—	—	—	—	—	—	—	1,132	—	—	1,132
Trustee fees paid in shares	—	—	—	—	—	—	8,412	98	—	—	98
Exercise of options	—	—	—	—	—	—	12,761	37	—	—	37
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	(13,839)	—	—	(13,839)
Adjustment to non-controlling interest	—	—	—	—	—	—	—	—	—	(27)	(27)
Cumulative effect of accounting change for variable interest entities	—	—	—	—	—	—	—	1,439	—	(38)	1,401
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholders	—	—	—	—	—	—	—	(80,170)	—	—	(80,170)
BALANCE, December 31, 2010	2,000,000	$47,912	2,300,000	$55,538	—	—	134,485,117	$1,743,549	$(2,080)	$—	$1,844,919

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
Net loss	—	—	—	—	—	—	—	(4,715)	—	—	(4,715)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,346)	—	(4,346)
Deferred compensation obligation	—	—	—	—	—	—	(845)	(16)	—	—	(16)
Issuance of LP Units	—	—	—	—	—	—	679,285	8,272	—	—	8,272
Bonus share issuance	—	—	—	—	—	—	463	6	—	—	6
Conversion of LP Units to common shares	—	—	—	—	—	—	7,204,104	86,038	—	—	86,038
Share choice plan issuance	—	—	—	—	—	—	(1,684)	(55)	—	—	(55)
Vesting of restricted units	—	—	—	—	—	—	201,464	(352)	—	—	(352)
Restricted stock amortization	—	—	—	—	—	—	—	2,937	—	—	2,937
Restricted performance units amortization	—	—	—	—	—	—	—	1,679	—	—	1,679
Outperformance plan amortization	—	—	—	—	—	—	—	123	—	—	123
Option amortization	—	—	—	—	—	—	—	1,487	—	—	1,487
Trustee fees paid in shares	—	—	—	—	—	—	2,672	32	—	—	32
Exercise of options	—	—	—	—	—	—	120,179	350	—	—	350
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	5,778	—	—	5,778
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(7,992)	—	—	(7,992)
Distributions to general partnership unitholders	—	—	—	—	—	—	—	(82,819)	—	—	(82,819)
BALANCE, December 31, 2011	2,000,000	$47,912	2,300,000	$55,538	—	—	142,690,755	$1,754,302	$(6,426)	$—	$1,851,326

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
Net income	—	—	—	—	—	—	—	6,529	—	—	6,529
Other comprehensive loss	—	—	—	—	—	—	—	—	(10,026)	—	(10,026)
Deferred compensation obligation	—	—	—	—	—	—	(5,564)	—	—	—	—
Issuance of preferred units	—	—	—	—	4,000,000	96,850	—	—	—	—	96,850
Preferred unit issuance costs	—	—	—	—	—	—	—	(613)	—	—	(613)
Redemption of preferred units	(2,000,000)	(47,912)	(2,300,000)	(55,538)	—	—	—	—	—	—	(103,450)
Bonus share issuance	—	—	—	—	—	—	35,703	387	—	—	387
Conversion of LP Units to common units	—	—	—	—	—	—	20,464	(49)	—	—	(49)
Conversion of LP Units to cash	—	—	—	—	—	—	—	(9,741)	—	—	(9,741)
Vesting of restricted units	—	—	—	—	—	—	293,614	(1,385)	—	—	(1,385)
Restricted stock amortization	—	—	—	—	—	—	—	3,271	—	—	3,271
Restricted stock forfeitures	—	—	—	—	—	—	—	35	—	—	35
Vesting of restricted performance units	—	—	—	—	—	—	272,131	(1,495)	—	—	(1,495)
Restricted performance units amortization	—	—	—	—	—	—	—	3,379	—	—	3,379
Option amortization	—	—	—	—	—	—	—	1,636	—	—	1,636
Trustee fees paid in shares	—	—	—	—	—	—	1,336	15	—	—	15
Exercise of options	—	—	—	—	—	—	230,294	976	—	—	976
Adjustment of redeemable partnership units to liquidation value at period end	—	—	—	—	—	—	—	9,968	—	—	9,968
Distributions to Preferred Mirror Units	—	—	—	—	—	—	—	(10,405)	—	—	(10,405)
Preferred Mirror Units redemption charges	—	—	—	—	—	—	—	(4,052)	—	—	(4,052)
Distributions to general partnership unitholders	—	—	—	—	—	—	—	(86,417)	—	—	(86,417)
BALANCE, December 31, 2012	—	$—	—	$—	4,000,000	$96,850	143,538,733	$1,666,341	$(16,452)	$—	$1,746,739

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,529	$(4,715)	$(17,606)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	198,579	219,110	214,776
Amortization of deferred financing costs	6,208	4,991	3,770
Amortization of debt discount/(premium), net	1,760	1,567	831
Amortization of stock compensation costs	5,685	5,282	5,102
Shares used for employee taxes upon vesting of share awards	(2,493)	(1,012)	(288)
Recognized hedge activity	2,985	—	—
Straight-line rent income	(23,566)	(20,298)	(13,705)
Amortization of acquired above (below) market leases to rental revenue, net	(6,084)	(5,384)	(5,960)
Straight-line ground rent expense	1,897	1,924	1,647
Provision for doubtful accounts	2,198	1,924	2,479
Net gain on sale of interests in real estate	(34,774)	(10,008)	(11,011)
Loss on real estate venture formation	950	222	—
Loss on early extinguishment of debt	22,002	2,776	2,110
Historic tax credit transaction income	(11,840)	(12,026)	—
Real estate venture income in excess of distributions	(1,517)	(1,175)	(4,648)
Cumulative interest accretion of repayments of unsecured notes	—	(4,005)	(3,433)
Contributions from historic tax credit transaction, net of deferred costs	—	2,694	27,396
Deferred financing obligation	(1,803)	—	—
Changes in assets and liabilities:
Accounts receivable	262	(856)	(4,173)
Other assets	2,417	(2,349)	(2,782)
Accounts payable and accrued expenses	(8,355)	7,732	(7,980)
Deferred income, gains and rent	(2,167)	(7,220)	(6,412)
Other liabilities	(1,590)	(425)	5,014
Net cash from operating activities	157,283	178,749	185,127
Cash flows from investing activities:
Acquisition of properties	(77,555)	(40,674)	(50,681)
Investments in available-for-sale securities	(105,250)	—	—
Proceeds from sale of available-for-sale securities	105,250	—	—
Sales of properties, net	170,918	155,956	50,089
Proceeds from repayment of mortgage notes receivable	23,364	—	40,000
Capital expenditures	(99,112)	(131,156)	(180,943)
Advances for purchase of tenant assets, net of repayments	270	1,365	(1,715)
Loan proceeds received from an unconsolidated Joint Venture	566	1,388	—
Loan provided to an unconsolidated Real Estate Venture partner	—	(1,122)	(826)
Investment in unconsolidated Real Estate Ventures	(65,354)	(5,277)	(5,180)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,109	10,316	2,205
Decrease in cash due to the deconsolidation of variable interest entities	—	—	(1,382)
Leasing costs	(31,243)	(38,461)	(23,503)
Net cash from (used in) investing activities	(73,037)	(47,665)	(171,936)
Cash flows from financing activities:
Proceeds from New Unsecured Term Loans	600,000	—	—
Proceeds from Credit Facility borrowings	90,500	706,002	565,000
Repayments of Credit Facility borrowings	(297,000)	(613,502)	(474,000)
Proceeds from mortgage notes payable	—	—	256,104
Repayments of mortgage notes payable	(68,513)	(221,856)	(51,966)
Proceeds from unsecured notes	248,183	321,448	—
Deferred financing obligation non-cash interest expense	935	—	—
Net proceeds from issuance of common units	—	7,930	70,867
Net proceeds from issuance of preferred units	96,237	—	—
Redemption of preferred units	(108,536)	—	—

Redemption of partnership units	(9,676)	—	—
Repayments of unsecured notes	(338,097)	(105,381)	(276,270)
Repayments of unsecured term loan	(190,485)	(145,500)	—
Net settlement of hedge transactions	—	(613)	—
Debt financing costs	(10,128)	(4,249)	(595)
Refund of deferred financing costs related to forward commitment	—	—	1,659
Exercise of unit options	976	350	37
Distributions paid to preferred and common partnership unitholders	(97,503)	(91,868)	(89,029)
Net cash from (used in) financing activities	(83,107)	(147,239)	1,807
Increase (decrease) in cash and cash equivalents	1,139	(16,155)	14,998
Cash and cash equivalents at beginning of year	410	16,565	1,567
Cash and cash equivalents at end of year	$1,549	$410	$16,565
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2012, 2011 and 2010 of $2,560, $1,997 and $10,385, respectively	$137,823	$135,210	$135,206
Supplemental disclosure of non-cash activity:
Settlement of note receivable through foreclosure of a parcel of land	—	—	(2,795)
Proceeds from mortgage notes payable retained by lender and included in other assets	—	—	396
Change in investments in joint venture related to a contribution of land at period end	(15,222)	—	—
Change in investments in joint venture related to a contribution of services	(711)	—	—
Change in capital expenditures financed through accounts payable at period end	7,059	(3,896)	(5,126)
Change in capital expenditures financed through retention payable at period end	566	(6,213)	(2,066)
Change in unfunded tenant allowance	(1,089)	(1,717)	—
Change in real estate investments due to the deconsolidation of variable interest entities	—	—	(37,126)
Change in mortgage notes payable due to the deconsolidation of variable interest entities	—	—	(42,887)
Change in non-controlling interest from issuance of limited partnership units	—	—	77,733
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned a 98.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2012, the Company owned 221 properties, consisting of 193 office properties, 19 industrial facilities, five mixed-use properties, two redevelopment properties and two re-entitlement properties (collectively, the “Properties”) containing an aggregate of approximately 25.1 million net rentable square feet. In addition, as of December 31, 2012, the Company owned economic interests in 19 unconsolidated real estate ventures that contain approximately 7.0 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2012, the Company also owned 434 acres of undeveloped land, and held options to purchase approximately 52 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern and Central New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California. In addition to managing properties that the Company owns, as of December 31, 2012, the Company was managing approximately 7.4 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2012, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL and BPM. As of December 31, 2012, the management company subsidiaries were managing properties containing an aggregate of approximately 32.5 million net rentable square feet, of which approximately 25.1 million net rentable square feet related to Properties owned by the Company and approximately 7.4 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had both (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has determined to be VIEs but for which it is not the primary beneficiary, its maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee described for PJP VII which was approximately $0.6 million at December 31, 2012 (see Note 4). Also, for all entities determined to be VIEs, the Company does not provide financial support to the real estate ventures through liquidity arrangements, guarantees or other similar commitments. When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner or managing member, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company's share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs for which the Company maintains an ownership interest through its general partner or managing member status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company's assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, real estate venture agreements, LLC agreements, management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the entities that are consolidated but not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company's 2011 consolidated statement of operations contained an out of period depreciation and amortization expense adjustment of $4.7 million relating to intangible assets representing tenant relationships and in-place leases that should have been written off in prior periods. This resulted in the overstatement of depreciation and amortization expense by $4.7 million in 2011. During the year ended December 31, 2010, depreciation and amortization expense was overstated by $1.7 million and was understated by $1.4 million, $1.8 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008, 2007, and 2006, respectively. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error during 2011 was not material to the Company's consolidated financial statements, the Company recorded the related adjustment during 2011.
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. Construction in progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct construction costs totaling $4.7 million in 2012, $4.0 million in 2011, $3.9 million in 2010 and interest totaling $2.6 million in 2012, $2.0 million in 2011, and $10.4 million in 2010 were capitalized related to development of certain Properties and land holdings.

During the years ended December 31, 2012, 2011 and 2010, the Company's internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of compensation expense (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2012	2011	2010
Development	$57	$—	$2,331
Redevelopment	353	—	127
Tenant Improvements	4,259	4,034	1,395
Total	$4,669	$4,034	$3,853
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
During the Company’s impairment review for the years ended December 31, 2012, 2011 and 2010, the Company determined that no impairment charges were necessary.
The Company entered into development agreements related to two parcels of land under option for ground lease that required the Company to commence development by December 31, 2012. During the current year, the Company was granted an extension to commence development by December 31, 2015 related to these development agreements, and will incur a $3.5 million extension fee over the extension period. If the Company determines that it will not be able to start the construction by the date specified, or if the Company determines development is not in its best economic interest and an additional extension of the development period cannot be negotiated, the Company will have to write off all costs that it has incurred in preparing these parcels of land for development, amounting to $13.6 million as of December 31, 2012. The Company expects to commence development on one of the land parcels during 2013.
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
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2012 and 2011, no tenant represented more than 10% of accounts receivable and accrued rent receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.1 million and $13.5 million in 2012, respectively and $3.4 million and $12.1 million in 2011, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.
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
Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method. Deferred financing costs are accelerated, when debt is extinguished, as part of interest expense- amortization of deferred financing costs within the Company's consolidated statements of operations. Original issue discounts are recognized as part of the gain or loss on extinguishment of debt, as appropriate.
Other Assets
Other assets is comprised of the following (in thousands):

	December 31,
	2012	2011
Prepaid Ground Rent	$7,527	$7,615
Prepaid Real Estate Taxes	8,116	7,983
Rent inducements, net	7,101	7,572
Cash surrender value of life insurance	11,515	9,261
Restricted cash	4,354	2,528
Marketable securities	2,366	2,366
Prepaid insurance	2,370	2,589
Furniture, fixtures and equipment	437	634
Deposits on future settlements	1,129	3,884
Others	8,410	8,726
Total	$53,325	$53,158
Notes Receivable
As of December 31, 2012, notes receivable included a $7.2 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5% .
During 2012, the $23.5 million seven year purchase money mortgage note receivable (balance as of the payment date, including accrued but unpaid interest), which related to the 2009 sale of two Trenton properties, was paid in full prior to its scheduled maturity of October 2016. The Company also recognized a $12.9 million deferred gain and $1.0 million of interest income at the time of payment, in accordance with the accounting standard for installment sales.
During 2012, the $0.6 million loan (balance as of the payment date) bearing interest at 10% was also paid in full. This loan was previously due in 2015 before being paid in full.

The Company periodically assesses the collectability of the notes receivable in accordance with the accounting standard for loan receivables. The Company's $7.2 million outstanding purchase money mortgage note mentioned above was extended to a buyer (the “Borrower”) of a parcel of land in Newtown, Pennsylvania in December 2006. During 2011, the Borrower, who is developing a residential community, defaulted on the note and as a result, a forbearance agreement was entered into between the Company and the Borrower. The Borrower also entered into another forbearance agreement with a third party senior creditor bank related to the senior creditor's loan. The forbearance agreement between the Company and the Borrower outlined the repayment terms of the outstanding debt and the payment of accrued interest by the Borrower and included, among other things, the metrics for selling and settling on home sales over an agreed period of time. With the inherent credit risk in collecting interest from the note, as provided in the forbearance agreement, the Company has provided a full allowance for any accrued interest receivable. The Company has determined that the loan modification as discussed above represents a troubled debt restructuring since the Borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts and that a concession was granted in the form of the forbearance agreements. Construction recommenced during the fourth quarter of 2011, with loan repayments being paid to the senior creditor beginning in the first quarter of 2012. Loan repayments to the Company are scheduled to begin during 2014. In December of 2011, the Borrower provided the Company and the third party senior creditor bank with expected future cash flows analysis showing its ability to meet its sales targets in 2012, with updates to the analysis being provided on a quarterly basis. The Company believes that, based on expected cash flows from the project and actual current year-to-date sales, the total note will be fully paid by 2015. The Company and the third party senior creditor bank have allowed the Borrower to operate under the cash flow assumptions without amending the forbearance agreements. Given the current circumstances, the Company performs, on an ongoing basis, a collectability assessment of its note using the expected cash flow information provided by the Borrower and obtained documentation to support the assumptions used by the Borrower. The key assumptions used in the cash flow analysis included the revenue per home built; the cost to construct; the general and administrative expenses incurred to operate the business and sell homes; and the absorption assumptions used to determine the rate of home sales. The Company has determined based on the results of its probability weighted cash flow analysis that, as of December 31, 2012, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of December 31, 2012. However, it is still possible that due to deterioration in the housing market, the Borrower will not meet its sales targets, and could cause a loan loss of the Company's note receivable which could be material to its consolidated results of operations.
As of December 31, 2011, notes receivable included a $7.2 million purchase money mortgage with a 20 year amortization period that bears interest at 8.5%, a $0.5 million loan (due in 2015) that bears interest at 10%, and a $23.4 million (including accrued but unpaid interest) seven year purchase money mortgage (due 2016) that bears interest at approximately 6% cash pay/7.64% accrual. The $23.4 million notes receivable is related to the sale of the two Trenton properties in 2009 and is presented net of the $12.9 million deferred gain in accordance with the accounting standard for installment sales (the “Trenton Note”). The Company received the remaining balance of the Trenton Note during 2012.
Revenue Recognition
Rental revenue is recognized on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. The straight-line rent adjustment increased revenue by approximately $21.1 million in 2012, $17.9 million in 2011and $10.9 million in 2010 Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.4 million in 2012, $2.4 million in 2011, and $2.8 million in 2010. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.8 million in 2012, $1.6 million in 2011, and $1.5 million in 2010.
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
No tenant represented greater than 10% of the Company’s rental revenue in 2012, 2011 or 2010.

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
The tax basis of the Parent Company’s assets was $4.0 billion as of December 31, 2012 and $4.5 billion as of December 31, 2011.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2012, 2011, or 2010.
The Parent Company may elect to treat one or more of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have any tax provisions or deferred income tax items.
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
The tax basis of the Operating Partnership’s assets was $4.0 billion as of December 31, 2012 and $4.5 billion as of December 31, 2011.
The Operating Partnership is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Operating Partnership’s ordinary income and (b) 95% of the Operating Partnership’s net capital gain exceeds cash distributions and certain taxes paid by the Operating Partnership. No excise tax was incurred in 2012, 2011, or 2010.
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
Treasury Shares
The Company accounts for its treasury share purchases using the cost method. Since repurchase, shares have been reissued at an amount less than their cost basis. The losses on reissuances are charged to the cumulative earnings of the Company using the FIFO basis. As of December 31, 2012 and 2011, none of the treasury shares remained outstanding.
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2012, 5,311,022 common shares remained available for future awards under the 1997 Plan (including 4,006,277 shares available solely for options and share appreciation rights). Through December 31, 2012 all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $8.6 million during 2012, of which $2.6 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred stock-based compensation expense of $6.4 million and $6.1 million during 2011 and 2010, of which $1.5 million and $1.3 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
The consolidated statement of operations for the fourth quarter of 2012 also contained an out of period deferred compensation expense adjustment of $0.6 million relating to the acceleration of deferred compensation for certain of our executive personnel who reached qualifying retirement conditions that should have been expensed in prior periods (please see Note 14 for further discussion regarding the qualifying retirement conditions). This resulted in an overstatement of expense by $0.6 million in the fourth quarter of 2012, and an understatement of expense by $0.2 million, $0.3 million, and a nominal amount in the third, second, and first quarters of 2012, respectively, and $0.1 million in the year-ended December 31, 2011. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment in the current year.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Recurring
Liabilities:
Interest Rate Swaps	$14,210	$—	$14,210	$—
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
Non-financial assets and liabilities recorded at fair value on a non-recurring basis to which the Company would apply the accounting standard where a measurement was required under fair value would include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination that are not remeasured at least quarterly at fair value,

•	Long-lived assets measured at fair value due to an impairment or held-for-sale classification in accordance with the accounting standard for the impairment or disposal of long-lived assets,

•	Equity method investments measured at fair value due to an impairment in accordance with the accounting standard for investments,

•	Notes receivable adjusted for any impairment in its value in accordance with the accounting standard for loan receivables, and

•	Asset retirement obligations initially measured at fair value under the accounting standard for asset retirement obligations.
There were no items that were accounted for at fair value on a non-recurring basis as of December 31, 2012.
Available-for-sale securities
During 2012, the Company sold its entire remaining portfolio of available-for-sale securities, all purchased during 2012 and totaling $106.2 million, recognizing a $0.2 million loss associated with the sale. This transaction was completed after determining that a strategy of liquidation was in the Company's best interest.
The following table sets forth the details of the remaining available-for-sale securities sold during 2012 (in thousands):

	Available-for-sale Securities Sold
	Cash Received	Principal Amount	Gain (loss)
Available-for-sale securities	$106,009	$106,169	$(160)
The Company did not hold any available-for-sale securities as of December 31, 2012 or December 31, 2011.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. This amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, and represents the culmination of the FASB's redeliberation on the reporting of such reclassification adjustments. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years and interim periods beginning after December 15, 2012. The Company’s adoption of the accounting standard did not have a material impact on its consolidated financial position or results of operations as the update relates only to changes in financial statement presentation.
In January 2012, the FASB issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard did not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.
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

3. REAL ESTATE INVESTMENTS
As of December 31, 2012 and 2011 the gross carrying value of the Company’s Properties was as follows (in thousands):

	2012	2011
Land	$662,107	$677,891
Building and improvements	3,576,065	3,631,388
Tenant improvements	487,997	483,801
	$4,726,169	$4,793,080
Acquisitions and Dispositions
2012
Brandywine/Toll Brothers Venture
On September 5, 2012, the Company formed a joint venture, TB-BDN Plymouth Apartments, L.P., (the "Venture"), with Toll Brothers, Inc. ("Toll Brothers"), a residential home builder. The Company and Toll Brothers each own a 50% interest in the Venture. The Venture owns a 20-acre parcel of land located in Plymouth Meeting, Pennsylvania, which the Company contributed to the Venture upon its formation. Concurrent with the Company's contribution of the aforementioned land parcel, Toll Brothers contributed $15.5 million of cash to the venture, equivalent to the fair value of the land parcel contributed by the Company. The Venture will use the cash contributed by Toll Brothers to fund predevelopment costs for construction of a 398 unit apartment complex.
Based on the facts and circumstances at the date of formation of the Venture, and in accordance with applicable accounting standards for the consolidation of variable interest entities, or VIEs, the Company determined that the Venture is not a VIE. Accordingly, the Company used the voting interest model under the accounting standards for consolidation to determine whether to consolidate the Venture. Under the joint venture agreement for the Venture, each of the Company and Toll Brothers has significant participating rights and the Company does not have exclusive control over the development or construction phases of the Venture's project. Because each partner has significant participating rights, the Company deconsolidated the land parcel that was contributed to the Venture, and the Company is accounting for the Venture under the equity method of accounting. As of December 31, 2012, the carrying amount of the Company's equity investment in the Venture equaled $15.2 million, with an associated $0.3 million permanent basis adjustment accounting for the difference between the fair value and carrying amount of the land parcel contributed by the Company. This basis adjustment will remain unamortized until the property is sold to a third party or until the Venture is dissolved, in accordance with the accounting standard for equity method investment.
Brandywine AI Venture - Station Square Acquisition
On July 10, 2012, the Company contributed $26.1 million to a joint venture, Brandywine AI Venture, that the Company formed in 2011 with an affiliate of Allstate Insurance. The Company's contribution funded its share of partner capital for the Venture's $120.6 million acquisition of three office properties containing 497,896 net rentable square feet in Silver Spring, Maryland. The properties were 93.2% occupied as of December 31, 2012.
Acquisitions
On December 31, 2012, the Company acquired a two-building office property totaling 136,075 of net rentable square feet in Austin, Texas known as 7000 West at Lantana for $32.1 million. This property was 100.0% occupied as of December 31, 2012. The Company funded the acquisition price with available corporate funds, while recognizing $0.1 million of acquisition related costs, which are included as part of general and administrative expenses in the Company's consolidated statements of operations. On the acquisition date of the office property, the total purchase price was allocated as follows: $20.9 million to building, $4.7 million to land, $8.4 million to intangible assets and $1.9 million to below market lease liabilities assumed.
On December 11, 2012, the Company acquired an office property containing 456,922 net rentable square feet in Philadelphia, Pennsylvania known as 1900 Market Street for $34.8 million. This property was 76.3% occupied as of December 31, 2012, with redevelopment expected to commence in early 2013 in anticipation of the lead tenant's departure in late 2015. The Company funded the acquisition price with available corporate funds, while recognizing $0.1 million of acquisition related costs, which are included as part of general and administrative expenses in the Company's consolidated statements of operations. On the acquisition date of the office property, the total purchase price was allocated as follows: $17.3 million to building, $7.8 million to land, $13.5 million to intangible assets and $3.8 million to below market lease liabilities assumed.

On November 20, 2012, the Company acquired a ten-acre parcel of land in Herndon, Virginia for $2.1 million. The Company funded the acquisition price with available corporate funds. The Company capitalized a nominal amount of acquisition related and other costs as part of land inventory on its consolidated balance sheet.
On January 6, 2012, the Company acquired a vacant office property containing 154,392 net rentable square feet in Plymouth Meeting, Pennsylvania known as 660 West Germantown Pike for $9.1 million. The Company is currently redeveloping this property. The Company funded the acquisition price with available corporate funds. The Company also recognized $0.1 million of acquisition related costs that have been capitalized on our consolidated balance sheet, in accordance with the accounting standard for asset acquisitions.
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
2011

Brandywine-AI Venture

On December 20, 2011, the Company formed a joint venture, Brandywine - AI Venture LLC, (the "Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. The Company and Current Creek each own a 50% interest in the Venture. The Venture owns three office properties, which the Company contributed to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland. Concurrent with the Company's contribution of the three properties to the Venture, Current Creek contributed approximately $32.2 million (net of closing costs and customary prorations) to the capital of the Venture and the Venture closed on non-recourse fixed rate mortgage loans in the aggregate amount of $90.0 million, secured by mortgages on each of the three properties. The mortgage loans have a weighted-average maturity of 7.4 years and bear interest at a weighted average rate of 4.4%. The Company transferred the properties to the Venture based on a $156.0 million valuation. Upon formation of the Venture, the Company received $120.1 million of aggregate proceeds from these transactions net of $2.9 million of transaction and venture formation costs. The Company used the net proceeds to reduce its outstanding indebtedness under its Prior Credit Facility and for general corporate purposes.

Based on facts and circumstances at Venture formation, the Company has determined that the Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation to determine if it will consolidate the Venture. Based on the provisions within the joint venture agreement, the Company and Current Creek have shared control rights and the Company does not have exclusive control over the properties. Since control is shared, 3130 Fairview Park and 7101 Wisconsin Avenue were deconsolidated by the Company and are accounted for under the equity method of accounting. The Company recorded a net loss on partial sale of $0.1 million related to these two office properties which is included as part of the loss on venture formation in the Company's consolidated statements of operations together with the related $0.2 million basis adjustment on the Company's equity method investment in the Venture. As of December 31, 2011, the carrying amount of the Company's equity investment in this Venture amounted to $24.7 million.

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
Acquisitions
On August 12, 2011, the Company acquired an office property located in Philadelphia, Pennsylvania, together with related ground tenancy rights under a long-term ground lease, through the foreclosure of a note receivable amounting to $18.8 million under which the said property was encumbered. The Company obtained the note receivable from a third party on August 2, 2011 which was funded through an advance under its Prior Credit Facility and with available corporate funds. The office property contains 192,707 of net rentable square feet and was 57.4% leased as of December 31, 2011. The Company recognized $0.3 million of transaction costs to acquire the office property which is included as part of general and administrative expenses in the Company's consolidated statements of operations. On the acquisition date of the office property, the total purchase price was allocated as follows: $21.4 million to building, $12.0 million to intangible assets and $14.4 million to below market lease liabilities assumed. The Company also acquired other assets of $0.2 million and assumed certain liabilities of $0.4 million.
On March 28, 2011, the Company acquired two office properties totaling 126,496 of net rentable square feet in Glen Allen, Virginia known as Overlook I and II for $12.6 million. The acquired properties were 100% leased as of December 31, 2011. The Company funded the acquisition price through an advance under its Prior Credit Facility and with available corporate funds. The Company recognized a nominal amount of acquisition related costs, which are included as part of general and administrative expenses in the Company's consolidated statements of operations.

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company funded the cost of this acquisition with available corporate funds and a draw on its Prior Credit Facility. The Company capitalized $0.5 million of acquisition related and other costs as part of land inventory on its consolidated balance sheet. On December 29, 2011, the Company contributed the acquired property into a newly formed real estate venture known as Brandywine 1919 Market Ventures (the "1919 Ventures") in return for a 50% general partner interest in the venture. 1919 Ventures is expected to construct a mixed-use development property in the city of Philadelphia. The Company has determined that 1919 Ventures is a VIE due to insufficient equity at the date of formation. It was also determined that the Company will not consolidate 1919 Ventures as both partners have shared power in the venture. Prior to the formation of 1919 Ventures, the Company received $4.9 million from the other partner in anticipation of the real estate venture formation. The amount received was accounted for as a distribution from 1919 Ventures and accordingly reduced the Company's equity investment in the venture in the Company's consolidated balance sheet as of December 31, 2011.
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
During the first quarter of 2011, the Company recognized a $2.8 million net gain upon the sale of its remaining 11% ownership interest in three properties which it partially sold to one of its unconsolidated Real Estate Ventures in December 2007. The Company had retained an 11% equity interest in these properties subject to a put/call at fixed prices for a period of three years from the time of the sale. In January 2011, the Company exercised the put/call and transferred full ownership in the three properties to the Real Estate Venture. Accordingly, the Company's direct continuing involvement through its 11% interest in the properties ceased as a result of the transfer of the ownership interest. The Company has also presented the gain as part of its continuing operations in its consolidated statements of operations because of its prior significant continuing involvement with the properties through its interest in the unconsolidated Real Estate Venture and its management and leasing activities at the properties.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2012, the Company had an aggregate investment of approximately $193.6 million in 19 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of December 31, 2012, 15 of the Real Estate Ventures owned 54 office buildings that contain an aggregate of approximately 7.0 million net rentable square feet; three Real Estate Ventures owned 24 acres of undeveloped parcels of land; and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The Company’s investment in Real Estate Ventures as of December 31, 2012 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2012 was as follows (in thousands):

	Ownership Percentage (a)	Carrying Amount	Company’s Share of 2012 Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity
Broadmoor Austin Associates	50%	$65,919	$(231)	$60,656	7.04%	Apr-23
Brandywine-AI Venture LLC (b)	50%	49,169	(648)	134,500	3.87%	(b)
BDN Beacon Venture LLC	20%	17,294	1,546	—	N/A	N/A
TB-BDN Plymouth Apartments (c)	50%	15,222	—	—	N/A	N/A
Six Tower Bridge (d)	63%	13,330	(135)	—	N/A	N/A
One Commerce Square (e)	25%	13,056	657	126,869	5.67%	Dec-15
Two Commerce Square (e)	25%	9,171	455	106,612	6.30%	May-13
Brandywine 1919 Ventures	50%	5,632	—	—	N/A	N/A
1000 Chesterbrook Blvd.	50%	1,981	455	25,444	4.75%	Dec-21
Four Tower Bridge	65%	1,297	400	10,707	5.20%	Feb-21
Residence Inn Tower Bridge	50%	716	434	13,990	5.63%	Feb-16
PJP VII	25%	593	221	6,678	L+1.55%	Nov-13
PJP II	30%	417	117	4,022	6.12%	Nov-23
G&I Interchange Office LLC (DRA — N. PA) (f)	20%	260	(626)	179,671	5.78%	Jan-15
Seven Tower Bridge	20%	242	—	11,107	(g)	(g)
PJP V	25%	192	(81)	5,619	6.47%	Aug-19
Two Tower Bridge	35%	113	(21)	13,213	(h)	(h)
PJP VI	25%	42	12	8,626	6.08%	Apr-23
Coppell Associates	50%	(1,091)	(84)	17,066	(i)	(i)
Eight Tower Bridge		—	12	—
Invesco, L.P.		—	258	—
		$193,555	$2,741	$724,780

(a)	Ownership percentage represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.

(b)	See Note 3 for related discussion about the Brandywine-AI Venture, LLC formation.

(c)
On September 5, 2012, the Company contributed a 20-acre parcel of land into a newly formed real estate venture and retained a 50% ownership interest. The land parcel contributed to the Venture was deconsolidated by the Company from land inventory.

(d)
On November 1, 2012, Six Tower Bridge Associates paid off its $12.2 million loan using funds contributed by the Company in the form of a $8.4 million partner loan which pays current interest expense at 9.0%, and a $4.9 million priority loan which accrues interest at 9.0%, compounding annually (the additional funds contributed from the partner and priority loans were used for operations of the venture).

(e)
In accordance with the accounting guidance for joint ventures, the Company is currently recognizing its preferred return from the real estate ventures as income on its invested capital. After the other partner has recognized the losses equal to its invested capital, the Company will begin to recognize its share from the results of operations of the real estate ventures in proportion to its 25% ownership interests.

(f)
Proceeds received by the Company from the sale of an 80% ownership stake in the properties exceeded the historical cost of those properties. No investment in the real estate venture was reflected on the balance sheet at formation, and the current balance reflects interim capital contributions.

(g)
Comprised of two fixed rate mortgages totaling $8.0 million that mature in February 2015 and accrue interest at a current rate of 5% (increasing by 1% annually through maturity), a $1.1 million 3% fixed rate loan with interest only through its September 2025 maturity, and a $2.0 million 4% fixed rate loan with interest only through its February 2014 maturity.

(h)
Consists of a $9.9 million fixed rate mortgage with a 5.72% interest rate and May 2013 maturity date and $3.3 million municipal and state borrowings with nominal interest rates (0 — 1%) and maturity dates from 1 to 5 years.

(i)
Comprised of a senior fixed rate note of $16.2 million at 5.75% that matures in March 2016 and a junior fixed rate note of $0.9 million at 6.89% that matures in December 2013; 5.81% is the blended rate.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Net property	$923,536	$846,643
Other assets	174,677	110,520
Other liabilities	53,645	48,798
Debt	724,780	745,830
Equity	319,788	162,535
Company’s share of equity (Company’s basis)	193,555	115,807
The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2012, 2011 and 2010 (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue	$164,013	$145,867	$118,923
Operating expenses	70,775	63,715	44,942
Interest expense, net	41,633	42,032	37,505
Depreciation and amortization	50,241	39,172	32,703
Net income	1,364	948	3,773
Company’s share of income (Company’s basis)	2,741	3,775	5,305
As of December 31, 2012, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2012	$134,400
2013	13,651
2014	313,881
2015	37,033
2016	32,338
Thereafter	193,477
$724,780
As of December 31, 2012, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of a Real Estate Venture. The Company, from time to time, also provides customary environmental indemnities in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures.
On September 19, 2012, the Company settled and was released from a previous agreement with a third party service provider ("the provider") who provided services related to Brandywine AI Ventures ("the venture"). The agreement between the two parties required that the Company pay the provider certain commissions and fees related to real estate acquisitions to be executed by the venture in the future. The Company paid a one-time termination fee of $1.0 million to the provider in order to terminate and discharge any future obligations of commissions and fees associated with acquisitions by the venture. This fee is shown within the Company's consolidated statements of operations as "Loss on real estate venture formation" as the fee is associated with a contract entered into at the time of the formation of the venture. There were no comparable charges for the prior period.

5. DEFERRED COSTS
As of December 31, 2012 and 2011, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2012
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$150,331	$(58,343)	$91,988
Financing Costs	40,246	(9,991)	30,255
Total	$190,577	$(68,334)	$122,243

	December 31, 2011
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$140,772	$(50,990)	$89,782
Financing Costs	38,929	(13,349)	25,580
Total	$179,701	$(64,339)	$115,362
During years ended December 31, 2012, 2011 and 2010, the Company capitalized internal direct leasing costs of $7.5 million, $6.6 million, and $6.2 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS
As of December 31, 2012 and 2011, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2012
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$87,909	$(42,894)	$45,015
Tenant relationship value	56,137	(37,389)	18,748
Above market leases acquired	8,565	(1,708)	6,857
Total	$152,611	$(81,991)	$70,620
Below market leases acquired	$77,083	$(43,224)	$33,859

	December 31, 2011
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$91,426	$(55,498)	$35,928
Tenant relationship value	72,813	(45,114)	27,699
Above market leases acquired	12,744	(5,856)	6,888
Total	$176,983	$(106,468)	$70,515
Below market leases acquired	$75,685	$(40,579)	$35,106

For the years ended December 31, 2012, 2011, and 2010, the Company wrote-off through the acceleration of amortization approximately $1.4 million, $7.4 million and $1.5 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2012, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2011, the Company accelerated amortization of $0.2 million of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2010, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.

As of December 31, 2012, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2013	$15,316	$7,639
2014	12,399	6,087
2015	10,027	3,920
2016	6,009	1,980
2017	4,743	1,445
Thereafter	22,126	12,788
Total	$70,620	$33,859

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2012 and 2011 (in thousands):

Property / Location	December 31, 2012	December 31, 2011	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Newtown Square/Berwyn Park/Libertyview	$—	$56,538	7.25%	(a)	May-13
Southpoint III	—	1,887	7.75%	(a)	Apr-14
Tysons Corner	93,188	94,882	5.36%	(b)	Aug-15
Two Logan Square	89,340	89,800	7.57%		Apr-16
Fairview Eleven Tower	22,000	22,000	4.25%		Jan-17
IRS Philadelphia Campus	197,111	202,905	7.00%		Sep-30
Cira South Garage	42,303	44,379	7.12%		Sep-30
Principal balance outstanding	443,942	512,391
Plus: fair market value premiums (discounts), net	(968)	(1,330)
Total mortgage indebtedness	$442,974	$511,061
UNSECURED DEBT:
Prior Term Loan	—	37,500	LIBOR + 0.80%	(c)	Feb-12
Prior Revolving Credit Facility	—	275,500	LIBOR + 0.725%	(c)	Feb-12
New Credit Facility	69,000	—	LIBOR + 1.50%	(c)	Feb-16
Three-Year Term Loan - Swapped to fixed	150,000	—	2.60%	(c)	Feb-15
Four-Year Term Loan	100,000	—	LIBOR + 1.75%	(c)	Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	—	3.62%	(c)	Feb-19
$300.0M 5.750% Guaranteed Notes due 2012	—	151,491	5.73%	(d)	Apr-12
$250.0M 5.400% Guaranteed Notes due 2014	238,379	242,681	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	166,535	227,329	7.76%	(e)	May-15
$250.0M 6.000% Guaranteed Notes due 2016	150,429	250,000	5.95%	(e)	Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr-18
$250.0M 3.950% Guaranteed Notes due 2023	250,000	—	4.02%	(e)	Feb-23
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	2,027,953	1,888,111
plus: original issue premium (discount), net	(5,597)	(5,177)
Total unsecured indebtedness	$2,022,356	$1,882,934
Total Debt Obligations	$2,465,330	$2,393,995

(a)	On December 28, 2012, the Company prepaid the remaining balances of the loans, incurring associated prepayment penalties of $0.1 million.

(b)	This loan was assumed upon acquisition of the related property. The interest rate reflects the market rate at the time of acquisition.

(c)
On February 1, 2012, the Company closed on a new $600.0 million four-year unsecured credit facility and three unsecured term loans (the "New Term Loans") totaling $600.0 which consist of a $150.0 million three-year loan, a $250.0 million four-year loan (with $150.0 million swapped to fixed) and a $200.0 million seven-year loan. The Company used a portion of the net proceeds from the New Term Loans to repay all balances outstanding under its prior revolving credit facility and its prior $183.0 million bank term loan which were then retired prior to their scheduled June 29, 2012 maturity. On December 31, 2012, the Company repaid the entire portion of the four-year loan that was swapped to fixed (see related discussion below).

(d)	Notes matured on April 1, 2012, and were repaid using a portion of the proceeds from the term loans.

(e)
On December 18, 2012, the Company issued new 3.95% $250.0 million Guaranteed Notes due 2023. The Company used the net proceeds from this debt offering to redeem portions of its 7.500% Guaranteed Notes due May 15, 2015 and 6.000% Guaranteed Notes due April 1, 2016 (see related discussion below).

During 2012, 2011, and 2010, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.65% , 6.72%, and 6.59%, respectively. As of December 31, 2012 and 2011, the net carrying value of the Company's Properties that are encumbered by mortgage indebtedness was $591.3 million and $678.0 million, respectively.
During the year-ended December 31, 2012, the Company repurchased $165.0 million of its outstanding unsecured Notes in a series of transactions that are summarized in the following table (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2012 5.750% Notes	$309	$301	$2	$—
2014 5.400% Notes	4,630	4,302	264	8
2015 7.500% Notes	69,549	60,794	8,712	183
2016 6.000% Notes	113,942	99,571	12,961	260
	$188,430	$164,968	$21,939	$451
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.

The Company utilizes its unsecured new revolving credit facility (the "New Credit Facility") for potential borrowings and for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. The maturity date of the New Credit Facility in place at December 31, 2012 is February 1, 2016. The per annum variable interest rate on the outstanding balances is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of December 31, 2012, the Company had $69.0 million of borrowings, with $0.9 million in letters of credit outstanding, leaving $530.1 million of unused availability under the New Credit Facility. During the years ended December 31, 2012 and 2011, the weighted-average interest rate on the respective credit facility borrowings was 1.02% and 0.99%, respectively. As of December 31, 2012 and 2011, the weighted average interest rate on the respective credit facility was 2.83% and 1.01%, respectively.

The Company has the option to increase the amounts available to be advanced under the New Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity dates of each of the New Credit Facility, the $150.0 million three-year term loan and the $100.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. The $150.0 million three-year term and the $100.0 million four-year term loans can be prepaid by the Company at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty (3.00% commencing one year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter).
The spread to LIBOR for LIBOR-based loans under the New Credit Facility and New Term Loans will depend on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150, 175, 175 and 190 basis points under the New Credit Facility, the $150.0 million three-year term loan, the $100.0 million four-year term loan and the $200.0 million seven-year term loan, respectively. At the Company's option, advances under the New Credit Facility and New Term Loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The New Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on our current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of December 31, 2012.
The New Credit Facility and New Term Loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of December 31, 2012.
On December 18, 2012, the Company closed a registered offering of $250.0 million in aggregate principal amount of its 3.95% Guaranteed Notes due 2023. The notes were priced at 99.273% of their face amount with a yield to maturity of 4.037%, representing a spread at the time of pricing of 2.35%. The notes have been reflected net of discount of $1.8 million in the consolidated balance sheet as of December 31, 2012. The Company used a portion of the net proceeds from this offering, which amounted to $246.1 million after deducting underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of the Company's 7.50% Guaranteed Notes due May 15, 2015 and 6.00% Guaranteed Notes due April 1, 2016.
On December 27, 2012, in connection with the aforementioned offering, the Company funded tender offers for $50.3 million of its 7.50% Guaranteed Notes due 2015, and $99.6 million of its 6.00% Guaranteed Notes due 2016. The Company funded the total tender offer consideration of $171.5 million from net proceeds of the registered offering, as well as available cash balances, with the Company recognizing a $20.4 million loss on early extinguishment of debt related to the total repurchase.
On December 31, 2012, the Company repaid the entire $150.0 million remaining fixed portion of its four-year term loan due February 1, 2016. In connection with this repayment, the Company also incurred a $3.0 million charge on the termination of associated interest rate swap contracts, as reflected in the Company's consolidated statements of operations. Please refer to Footnote 9 for further information related to the termination of the interest rate swap contracts.
As of December 31, 2012, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2013	$11,237
2014	250,321
2015	416,568
2016	416,038
2017	330,323
Thereafter	1,047,408
Total principal payments	2,471,895
Net unamortized premiums/(discounts)	(6,565)
Outstanding indebtedness	$2,465,330
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value disclosure was determined by the Company using available market information and discounted cash flow analyses as of December 31, 2012 and 2011, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2012 and 2011 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Mortgage notes payable	$443,942	$486,412	$512,391		$545,784
Unsecured notes payable	$1,430,343	$1,553,123	$1,496,501		$1,555,633
Variable rate debt	$597,610	$595,693	$391,610		$380,786
Notes receivable	$7,226	$7,783	$31,157	(a)	$32,756

(a)
For purposes of this disclosure, one of the notes is presented gross of the deferred gain of $12.9 million arising from the sale of two properties in 2009 accounted for under the accounting standard for installment sales.

The fair value of the Company's unsecured notes payable is categorized at a Level 1 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of December 31, 2012 and 2011.
The fair value of the Company's mortgage notes payable, variable rate debt and notes receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate. The fair value of the notes receivable was determined by using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. These financial instruments have been categorized as Level 3 due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.
The only significant unobservable input in the discounted cash flow model is the discount rate. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders. For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used as of December 31, 2012 was 3.214%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2012, and current estimates of fair value may differ from the amounts presented herein.

9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and counterparties on derivatives not fulfilling their obligations. Market risk is the risk of declines in the value of properties due to changes in rental rates, interest rates or other market factors affecting the valuation of properties held by the Company.
Risks and Uncertainties
Challenging economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through 2013 and possibly beyond as the current economic climate negatively impacts tenants. The current financial markets also have an adverse effect on the Company’s other counter parties such as the counter parties in its derivative contracts.
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
The Company was in compliance with all financial covenants as of December 31, 2012. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lenders would not provide a waiver, an event of default could result.
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
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of December 31, 2012 and December 31, 2011. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company's consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2012	12/31/2011				12/31/2012	12/31/2011
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$8,859	$2,820
Swap	Interest Rate	Cash Flow	(a), (b)	77,000	127,000	2.703%	December 9-13, 2011	February 1, 2016	1,343	340
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	458	65
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	245	27
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	914	244
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	1,262	390
Swap	Interest Rate	Cash Flow	(a)	25,774	—	3.090%	January 6, 2012	October 30, 2019	1,129	—
				$428,610	$452,836				$14,210	$3,886

(a) Hedging unsecured variable rate debt.

(b) On December 31, 2012, the Company repaid the entire $150.0 million swapped to fixed portion of its previously mentioned four-year loan (please refer to Note 7), consisting of $50.0 million interest rate swaps maturing February 1, 2016 (shown above), and $100.0 million of interest rate swaps entered into on January 6, 2012. In connection with the repayment, the Company terminated associated hedging contracts, incurring a $3.0 million charge upon termination.

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
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants related to the Company’s investments or rental operations are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that would cause their inability to meet contractual obligations, including those to the Company, to be similarly affected. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2012, 2011 and 2010. Conditions in the general economy and the global credit markets have had a significant adverse effect on companies in numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants go into default under their leases.
10. DISCONTINUED OPERATIONS
For the years ended December 31, 2012, 2011 and 2010, income from discontinued operations relates to an aggregate of 26 properties containing approximately 1.8 million net rentable square feet that the Company has sold since January 1, 2010.
The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2010 (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue:
Rents	$6,384	$21,608	$26,979
Tenant reimbursements	800	3,326	5,540
Termination fees	11	75	250
Other	72	3	109
Total revenue	7,267	25,012	32,878
Expenses:
Property operating expenses	1,857	6,631	9,258
Real estate taxes	753	2,618	3,453
Depreciation and amortization	2,750	8,777	11,432
Total operating expenses	5,360	18,026	24,143
Other income (expense):
Interest income	2	—	4
Income from discontinued operations before gain on sale of interests in real estate	1,909	6,986	8,739
Net gain on disposition of discontinued operations	34,774	7,264	10,980
Income from discontinued operations	$36,683	$14,250	$19,719

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. NON-CONTROLLING INTERESTS IN THE PARENT COMPANY'S FINANCIAL STATEMENTS
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company.
Operating Partnership
As of December 31, 2012 and 2011, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $21.2 million and $33.1 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $22.5 million and $25.6 million, respectively.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(30,154)	$(30,154)	$(18,965)	$(18,965)	$(37,325)	$(37,325)
Net (income) loss from continuing operations attributable to non-controlling interests	736	736	769	769	946	946
Amount allocable to unvested restricted shareholders	(376)	(376)	(505)	(505)	(512)	(512)
Preferred share dividends	(10,405)	(10,405)	(7,992)	(7,992)	(7,992)	(7,992)
Preferred share redemption charge	(4,052)	(4,052)	—	—	—	—
Loss from continuing operations available to common shareholders	(44,251)	(44,251)	(26,693)	(26,693)	(44,883)	(44,883)
Income from discontinued operations	36,683	36,683	14,250	14,250	19,719	19,719
Discontinued operations attributable to non-controlling interests	(670)	(670)	(553)	(553)	(414)	(414)
Discontinued operations attributable to common shareholders	36,013	36,013	13,697	13,697	19,305	19,305
Net loss attributable to common shareholders	$(8,238)	$(8,238)	$(12,996)	$(12,996)	$(25,578)	$(25,578)
Denominator
Weighted-average shares outstanding	143,257,097	143,257,097	135,444,424	135,444,424	131,743,275	131,743,275
Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.31)	$(0.31)	$(0.20)	$(0.20)	$(0.34)	$(0.34)
Discontinued operations attributable to common shareholders	0.25	0.25	0.10	0.10	0.15	0.15
Net loss attributable to common shareholders	$(0.06)	$(0.06)	$(0.10)	$(0.10)	$(0.19)	$(0.19)
Redeemable common limited partnership units totaling 1,845,737 in 2012, 2,698,647 in 2011, and 9,902,752 in 2010 were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2012, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares

On December 28, 2012 the Parent Company used available cash balances to redeem all 2,300,000 shares of its then outstanding 7.375% Series D Cumulative Redeemable Preferred Shares at an aggregate redemption price of $57.5 million plus $0.8 million of dividends accrued through the redemption date. The Company used the remaining proceeds from the aforementioned offering for corporate purposes.

On April 11, 2012, the Parent Company closed on a registered public offering of 4,000,000 shares of 6.90% Series E Cumulative Redeemable Preferred Shares, or Series E Preferred Shares, at a price to the public of $25.00 per share. Dividends on the Series E Preferred Shares are payable quarterly in arrears on or about the 15th day of each January, April, July, and October, commencing July 15, 2012, at a rate per annum of 6.90% of the liquidation value of $25.00 per share (equivalent to $1.725 per share per annum). Net proceeds from this offering totaled approximately $96.3 million, after deducting the underwriting discount and our related expenses. The Series E Preferred Shares are perpetual. On or after April 11, 2017, the

Parent Company, at its option, may redeem the Series E Preferred Shares, in whole or in part, by paying $25.00 per share, which is equivalent to its liquidation preference, plus accrued but unpaid dividends. The Parent Company could not redeem Series E Preferred Shares before April 11, 2017 except to preserve its REIT status. See Note 13 for related discussion.

On May 3, 2012, the Parent Company used a portion of the net proceeds from the sale of Series E Preferred Shares to redeem all 2,000,000 shares of its then outstanding 7.50% Series C Cumulative Redeemable Preferred Shares at a redemption price of $50.0 million plus $0.2 million of dividends accrued through the redemption date. The Company used the remaining proceeds from the aforementioned offering for corporate purposes.

In accordance with GAAP, the Company also recognized $4.1 million of redemption costs ($2.1 million and $2.0 million related to the Series C and Series D redemptions, respectively) associated with the total aforementioned redemptions as a reduction in net earnings to arrive at net income applicable to common shares. These costs are listed above and shown within the Company's consolidated statements of operations as "Preferred share redemption charge". There were no comparable charges for the prior year.
On December 11, 2012, the Parent Company declared a distribution of $0.15 per common share, totaling $21.6 million, which was paid on January 18, 2013 to shareholders of record as of January 4, 2013. On December 11, 2012, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of December 30, 2012. These shares are entitled to a preferential return of 6.90%. Distributions paid on January 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which the Parent Company may sell up to an aggregate amount of 15,000,000 common shares until March 10, 2013. The Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors as determined by the Parent Company, including market conditions, the trading price of its common shares and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. During the year-ended December 31, 2012, the Parent Company did not sell any shares under the Offering Program. During the year-ended December 31, 2011, the Parent Company sold 679,285 shares under this program at an average sales price of $12.18 per share resulting in net proceeds of $8.0 million. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 679,285 common partnership units to the Parent Company. The Operating Partnership used the net proceeds from the sales contributed by the Parent Company to repay balances on its Credit Facility and for general corporate purposes. From the inception of the Offering Program in March 2010 through December 31, 2012, the Parent Company had sold 6,421,553 shares under this program at an average sales price of $12.50 per share, resulting in 8,578,447 remaining shares available for sale. The Parent Company is currently evaluating an extension of the Offering Program subsequent to its scheduled expiration date.
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
The Parent Company did not repurchase any shares under the share repurchase program during the year-ended December 31, 2012. As of December 31, 2012, the Parent Company may purchase an additional 0.5 million shares under the program.
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
13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(30,154)	$(30,154)	$(18,965)	$(18,965)	$(37,325)	$(37,325)
Amount allocable to unvested restricted unitholders	(376)	(376)	(505)	(505)	(512)	(512)
Preferred unit dividends	(10,405)	(10,405)	(7,992)	(7,992)	(7,992)	(7,992)
Preferred unit redemption charge	(4,052)	(4,052)	—	—	—	—
Loss from continuing operations available to common unitholders	(44,987)	(44,987)	(27,462)	(27,462)	(45,829)	(45,829)
Discontinued operations attributable to common unitholders	36,683	36,683	14,250	14,250	19,719	19,719
Net loss attributable to common unitholders	$(8,304)	$(8,304)	$(13,212)	$(13,212)	$(26,110)	$(26,110)
Denominator
Weighted-average units outstanding	145,883,217	145,883,217	145,118,841	145,118,841	137,454,796	137,454,796
Earnings per Common Partnership Unit:
Loss from continuing operations attributable to common unitholders	$(0.31)	$(0.31)	$(0.19)	$(0.19)	$(0.33)	$(0.33)
Discontinued operations attributable to common unitholders	0.25	0.25	0.10	0.10	0.14	0.14
Net loss attributable to common unitholders	$(0.06)	$(0.06)	$(0.09)	$(0.09)	$(0.19)	$(0.19)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2012, 2011 and 2010, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
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
On December 28, 2012, the Operating Partnership redeemed all of its Series E Preferred Mirror Units as a result of the aforementioned redemption of Series D Preferred Shares.
On April 11, 2012, the Operating Partnership issued 6.90% Series E-Linked Preferred Mirror Units to the Parent Company, in connection with the previously mentioned Series E Preferred Share Offering. On May 3, 2012, the Operating Partnership also redeemed all of its Series D Preferred Mirror Units as a result of the aforementioned redemption of Series C Preferred Shares.
In accordance with GAAP, the Operating Partnership also recognized $4.1 million of redemption costs ($2.1 million and $2.0 million related to the Series D and Series E redemptions, respectively) associated with the total aforementioned redemptions as a reduction in net earnings to arrive at net income applicable to common units. These costs are listed above and shown within the Operating Partnership's consolidated statements of operations as "Preferred unit redemption charge". There were no comparable charges for the prior year.

Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2012, 2011 and 2010, which was $12.19, $9.50, 11.65, respectively. As of December 31, 2012 and 2011, 1,845,737 and 2,698,647 of Class A Units, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 17, 2012, the Operating Partnership redeemed 811,984 limited partnership units from the estate of a former unit holder for a total cash consideration of $9.7 million, based on a calculated price of $12.00 per unit on the date of redemption.
On December 11, 2012, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.6 million, which was paid on January 18, 2013 to unitholders of record as of January 4, 2013.
On December 11, 2012, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of December 30, 2012. These units are entitled to a preferential return of 6.90%. Distributions paid on January 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.8 million.
During the year-ended December 31, 2012, the Parent Company did not sell any shares related to the Offering Program, and accordingly, during the twelve-month period ended December 31, 2012, the Operating Partnership did not issue any common partnership units in connection with the Parent Company's Offering Program. From the inception of the Offering Program in March 2010 through December 31, 2012, the Parent Company had sold 6,421,553 shares under this program at an average sales price of $12.50 per share, resulting in 8,578,447 remaining shares available for sale. The Parent Company is currently evaluating an extension of the Offering Program subsequent to its scheduled expiration date.
Generally, the Operating Partnership uses the net proceeds from these sales to repay balances on its unsecured revolving credit facility and for general corporate purposes.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program during the year-ended December 31, 2012 and accordingly, during the year-ended December 31, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION
Stock Options
At December 31, 2012, the Parent Company had 3,337,549 options outstanding under its shareholder approved equity incentive plan. There were 645,463 options unvested as of December 31, 2012 and $0.7 million of unrecognized compensation expense associated with these options to be recognized over a weighted average of 0.8 years. During the years ended December 31, 2012, 2011 and 2010 the Company recognized $1.6 million, $1.4 million, and $1.0 million, respectively, of compensation expense included in general and administrative expense related to unvested options. During the years ended December 31, 2012 and 2011, the company has also capitalized $0.5 million and $0.4 million, respectively, of compensation expense as part of the Company’s review of employee salaries eligible for capitalization. During the year ended December 31, 2010, the Company had capitalized nominal amounts of compensation expense.

Option activity as of December 31, 2012 and changes during the year-ended December 31, 2012 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,599,672	$14.50	7.20	$—
Granted	—	—	—	—
Exercised	(230,294)	$4.25	—	—
Forfeited/Expired	(31,829)	$14.33
Outstanding at December 31, 2012	3,337,549	$14.85	5.95	$—
Vested/Exercisable at December 31, 2012	2,692,086	$16.06	5.78	$—

The fair value of share option awards is estimated on the date of the grant using the Black-Scholes option valuation model. The following weighted-average assumptions were utilized in calculating the fair value of options granted during the year-ended December 31, 2011. There is no comparable data during the year-ended December 31, 2012, as there were no share options granted during the current year.

Grant Date	March 2, 2011
Risk-free interest rate	2.86%
Dividend yield	5.01%
Volatility factor	48.02%
Weighted-average expected life	7	yrs

	Years ended December 31,
	2011			2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at beginning of year	3,116,611	$14.56	7.81	2,404,567	$15.48	8.38
Granted	603,241	11.89	9.18	724,805	11.31	9.18
Exercised	(120,180)	2.91		(12,761)	2.91
Outstanding at end of year	3,599,672	$14.50	7.20	3,116,611	$14.56	7.81
Vested/Exercisable at end of year	2,287,729	$17.01	6.59	1,384,728	$17.63	7.14

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Effective October 1, 2011, employees automatically vest in employer contributions. The Company contributions were $0.4 million in 2012 and 2011, and $0.3 million in 2010.

Restricted Share Awards
As of December 31, 2012, 597,708 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. The remaining compensation expense to be recognized at December 31, 2012 was approximately $2.7 million, and is expected to be recognized over a weighted average remaining vesting period of 1.9 years. The Company recognized compensation expense related to outstanding restricted shares of $3.4 million, of which of which $0.9 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2011 and 2010, the company recognized $3.2 million (of which $0.7 million was capitalized) and $4.0 million (of which $0.9 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.
The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2012	807,291	$9.46
Granted	228,777	10.91
Vested	(414,865)	6.18
Forfeited	(23,495)	14.29
Non-vested at December 31, 2012	597,708	$12.57
On March 1, 2012, the Compensation Committee of the Company’s Board of Trustees awarded 193,270 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, be terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for restricted shares granted on March 1, 2012 as provided in the Plan award agreements means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of December 31, 2012, two of the Company’s executives had met conditions to elect a qualifying retirement, and upon the retirement of one of these executives, the Company issued 10,935 of the 2012 restricted shares.
Restricted Performance Share Units Plan
On March 1, 2012, March 2, 2011, and March 4, 2010, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 260,571, 122,119, and 111,703 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three-year measurement period that commenced on January 1, 2012 (in the case of the March 1, 2012 awards), January 1, 2011 (in the case of the March 2, 2011 awards), and January 1, 2010 (in the case of the March 4, 2010 awards) and that ends on the earlier of December 31, 2014, December 31, 2013 or December 31, 2012 (as applicable) or the date of a change of control. In the case of the awards made on March 1, 2012, the Company's performance is compared to the shareholder return of REITs within an index over the measurement period for 50% of the RPSUs awarded on that date, with the remaining 50% being compared to the total shareholder return of REITs within the Company's proxy peer group over such period. In the case of the awards made on March 2, 2011 and March 4, 2010, the Company's performance is compared to the total shareholder return of REITs within an index over such respective periods. The awards are also contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” more performance units for the account of the unit holder at the price per common share ending on the dividend payment date. If earned, awards will be settled in common shares in an amount that reflects both the number of performance units in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder return of the REIT within the index or peer group, as applicable.
If the total shareholder return during the measurement period places the Company at or above a certain percentile as compared to the REITs within the index or peer group, as applicable, then at the end of the measurement period the number of shares that will be delivered shall equal a certain percentage (not to exceed 200%) of the participant's base units.
On the date of each grant, the awards were valued using a Monte Carlo simulation. The fair value of the 2012 award on the grant date was $4.2 million, while the fair values of the 2011 and 2010 awards were $2.0 million and $1.8 million, respectively. The fair values of each award are being amortized over the three-year cliff vesting period. In the case of the 2012 and 2011 awards, the vesting of the RPSUs is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled, terminated without cause or retire in a qualifying retirement prior to the vesting date. Qualifying retirement for RPSUs granted on March 1, 2012 and March 1, 2011 as provided under the 1997 Plan means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. As of December 31, 2012, two of the Company’s executives had met conditions to elect a qualifying retirement, and upon the retirement of one of these executives, the Company issued 30,610 and 5,943 of the 2012 and 2011 RPSUs, respectively.

During the year-ended December 31, 2012, the Company recognized total compensation expense for the 2012, 2011, and 2010 awards of $3.5 million related to this plan, of which $1.2 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the year-ended December 31, 2011, the Company recognized total compensation expense for the 2011, 2010, and 2009 awards of $1.7 million related to this plan, of which $0.5 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the year-ended December 31, 2010, the Company recognized total compensation expense for both the 2010 and 2009 awards of $1.0 million related to this plan, of which nominal amounts were capitalized as part of the Company’s review of employee salaries eligible for capitalization.
In the case of the Company's previous April 1, 2009 award, a total of 372,102 shares were delivered to award recipients on March 1, 2012. These shares, which all vested on December 31, 2011 (the end of its three-year measurement period), were also paid cash dividends on February 3, 2012.
Employee Share Purchase Plan
On May 9, 2007, the Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”). The ESPP is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2012 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares initially reserved for issuance under the ESPP is 1.25 million. During the year-ended December 31, 2012, employees made purchases under the ESPP of $0.4 million and the Company recognized $0.1 million of compensation expense related to the ESPP. During the year-ended December 31, 2011, employees made purchases of $0.4 million under the ESPP, and the Company recognized $0.1 million of compensation expense related to the ESPP. During the year ended December 31, 2010, employees made purchases of $0.5 million under the ESPP, and the Company recognized $0.2 million of compensation expense related to the ESPP. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
Deferred Compensation
In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to voluntarily defer compensation. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost. For the year ended December 31, 2012, the Company recorded a net increase in compensation costs of $1.3 million in connection with the Plan due to the change in the market value of the participant investments in the Plan. For the years ended 2011 and 2010, the Company recorded a nominal net decrease, and a net increase of $1.0 million in compensation costs, respectively, in connection with the Plan plan due to the change in the market value of the participant investments in the Plan.
The deferred compensation obligations are unfunded, but the Company has purchased company-owned life insurance policies and mutual funds, which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the year-ended December 31, 2012, the Company recorded a net decrease in compensation costs of $1.0 million. For the years ended December 31, 2011 and 2010, the Company recorded a net increase in compensation costs of $0.1 million and a net decrease in compensation costs of $1.0 million, respectively, in connection with the investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common share and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2012 and 2011, 0.3 million of such shares were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

15.DISTRIBUTIONS

	Years ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.39	$0.37	$0.60
Capital gain	—	—	—
Non-taxable distributions	0.21	0.23	—
Distributions per share	$0.60	$0.60	$0.60
Percentage classified as ordinary income	65.00%	61.67%	100.00%
Percentage classified as capital gain	—%	—%	—%
Percentage classified as non-taxable distribution	35.00%	38.33%	—%
Preferred Share Distributions:
Total distributions declared	$10,405	$7,992	$7,992
Percentage classified as ordinary income	100.00%	100.00%	100.00%

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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within the Company’s consolidated balance sheet amounted to $39.1 million as of December 31, 2012 and $51.6 million as of December 31, 2011. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.6 million and $2.4 million at the end of the periods ended December 31, 2012 and December 31, 2011, respectively, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the year-ended December 31, 2012, the Company recognized $11.8 million of the cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations. During the year ended December 31, 2011, the Company recognized $12.0 million of the cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations.

Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at December 31, 2012 and December 31, 2011 is $1.6 million and $2.1 million, respectively, and are included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $1.3 million for each of the years ended December 31, 2012 and 2011, and $1.1 million for the year-ended December 31, 2010.
New Markets Tax Credit Transaction
On December 30, 2008, the Company entered into a transaction with USB related to the Cira South Garage in Philadelphia, Pennsylvania and expects to receive a net benefit of $7.8 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in under-served and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at each of the years ended December 31, 2012 and December 31, 2011. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in 2017.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at each of the years ended December 31, 2012 and December 31, 2011 is $5.3 million, and is included in other assets in the Company’s consolidated balance sheet.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2012 (in thousands):

Parent Company	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(9)	$(9,129)	$(9,138)
Change during year	—	7,320	7,320
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	(155)	(155)
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28
Balance at December 31, 2010	$(9)	$(1,936)	$(1,945)
Change during year	—	(4,499)	(4,499)
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	212	212
Reclassification adjustments for (gains) losses reclassified into operations	—	153	153
Balance at December 31, 2011	$(9)	$(6,070)	$(6,079)
Change during year	—	(7,338)	(7,338)
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	—	187	187
Settlement of interest rate swaps	—	(2,985)	(2,985)
Reclassification adjustments for (gains) losses reclassified into operations	—	297	297
Balance at December 31, 2012	$(9)	$(15,909)	$(15,918)

Operating Partnership	Unrealized Gains (Losses) on Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(9)	$(9,419)	$(9,428)
Change during year	—	7,320	7,320
Reclassification adjustments for (gains) losses reclassified into operations	—	28	28
Balance at December 31, 2010	$(9)	$(2,071)	$(2,080)
Change during year	—	(4,499)	(4,499)
Reclassification adjustments for (gains) losses reclassified into operations	—	153	153
Balance at December 31, 2011	$(9)	$(6,417)	$(6,426)
Change during year	—	(7,338)	(7,338)
Settlement of interest rate swaps	—	(2,985)	(2,985)
Reclassification adjustments for (gains) losses reclassified into operations	—	297	297
Balance at December 31, 2012	$(9)	$(16,443)	$(16,452)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to earnings when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to earnings for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.

18. SEGMENT INFORMATION
As of December 31, 2012, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
Segment information for the three years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey/Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
2012:
Real estate investments, at cost:
Operating properties	$1,178,730	$988,590	$1,193,200	$546,644	$309,923	$285,346	$223,736	$—	$4,726,169
Construction-in-progress								48,950	48,950
Land inventory								102,439	102,439
Total revenue	$151,784	$131,594	$107,656	$82,395	$35,701	$32,380	$20,005	$(1,682)	$559,833
Property operating expenses, real estate taxes and third party management expenses	53,392	50,790	41,487	37,968	14,485	13,952	10,050	(1,732)	220,392
Net operating income	$98,392	$80,804	$66,169	$44,427	$21,216	$18,428	$9,955	$50	$339,441
2011:
Real estate investments, at cost:
Operating properties	$1,218,071	$953,870	$1,255,803	$545,657	$307,698	$257,694	$254,287	$—	$4,793,080
Construction-in-progress								25,083	25,083
Land inventory								109,008	109,008
Total revenue	$150,611	$125,366	$119,255	$80,894	$36,789	$30,894	$19,192	$(1,248)	$561,753
Property operating expenses, real estate taxes and third party management expenses	55,558	48,832	45,136	40,218	14,739	13,058	10,483	(1,186)	226,838
Net operating income	$95,053	$76,534	$74,119	$40,676	$22,050	$17,836	$8,709	$(62)	$334,915
2010:
Operating properties	$1,199,957	$911,354	$1,359,776	$568,413	$294,406	$254,019	$246,186	$—	$4,834,111
Construction-in-progress								33,322	33,322
Land inventory								110,055	110,055
Total revenue	$144,792	$92,110	$128,823	$87,011	$36,032	$32,050	$20,414	$(800)	$540,432
Property operating expenses, real estate taxes and third party management expenses	59,537	37,890	46,104	43,780	14,008	13,399	10,827	(4,458)	221,087
Net operating income	$85,255	$54,220	$82,719	$43,231	$22,024	$18,651	$9,587	$3,658	$319,345

Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Year Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Consolidated net operating income	$339,441	$334,915	$319,345
Less:
Interest expense	(132,939)	(131,405)	(132,640)
Deferred financing costs	(6,208)	(4,991)	(3,770)
Depreciation and amortization	(195,841)	(210,334)	(203,345)
Administrative expenses	(25,413)	(24,602)	(23,306)
Plus:
Interest income	3,012	1,813	3,218
Historic tax credit transaction income	11,840	12,026	—
Recognized hedge activity	(2,985)	—	—
Interest expense - financing obligation	(850)	—	—
Equity in income of real estate ventures	2,741	3,775	5,305
Net gain (loss) on sales of interests in real estate	—	2,791	(22)
Net gain on sale of undepreciated real estate	—	45	—
Loss on real estate venture formation	(950)	(222)	—
Loss on early extinguishment of debt	(22,002)	(2,776)	(2,110)
Income (loss) from continuing operations	(30,154)	(18,965)	(37,325)
Income from discontinued operations	36,683	14,250	19,719
Net income (loss)	$6,529	$(4,715)	$(17,606)

19. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2012 are as follows (in thousands):

Year	Minimum Rent
2013	$459,966
2014	436,239
2015	399,759
2016	347,574
2017	283,268
Thereafter	1,099,690

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs
20. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduction of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no associated letters-of-credit at December 31, 2012, with $1.9 million at December 31, 2011. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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
Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 17 to 91 years. Minimum future rental payments on non-cancelable leases at December 31, 2012 are as follows (in thousands):

Year	Minimum Rent
2013	$1,818
2014	1,818
2015	1,818
2016	1,909
2017	1,909
Thereafter	288,526
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the TRC acquisition), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2012, the Company had a balance of $1.5 million for this liability in its consolidated balance sheet.
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
As part of the Company’s 2006 merger with Prentiss Properties Trust, the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2012: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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

21. SUBSEQUENT EVENTS
On February 25, 2013, the Company sold a portfolio of eight office properties, totaling 800,556 square feet, in Lawrenceville, New Jersey, for a sales price of $121.0 million.
The Company has evaluated subsequent events through the date the financial statements were issued.
22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	1st Quarter (a)	2nd Quarter (a)	3rd Quarter (a)	4th Quarter (a)
2012:
Total revenue	$139,411	$137,576	$140,383	$142,463
Net income (loss)	9,336	6,802	17,089	(26,698)
Net income (loss) allocated to Common Shares	7,108	1,537	13,949	(30,832)
Basic earnings (loss) per Common Share	$0.05	$0.01	$0.10	$(0.21)
Diluted earnings (loss) per Common Share	$0.05	$0.01	$0.10	$(0.21)
2011:
Total revenue	$141,617	$139,249	$139,401	$141,486
Net income (loss)	(490)	(6,234)	6,611	(4,602)
Net income (loss) allocated to Common Shares	(2,579)	(8,188)	4,130	(6,359)
Basic earnings (loss) per Common Share	$(0.02)	$(0.06)	$0.03	$(0.05)
Diluted earnings (loss) per Common Share	$(0.02)	$(0.06)	$0.03	$(0.05)
(a) The consolidated statement of operations for the fourth quarter of 2012 also contained an out of period deferred compensation expense adjustment of $0.6 million relating to the acceleration of deferred compensation for certain of our executive personnel who reached qualifying retirement conditions that should have been expensed in prior periods (please see Note 14 for further discussion regarding the qualifying retirement conditions). This resulted in an overstatement of expense by $0.6 million in the fourth quarter of 2012, and an understatement of expense by $0.2 million, $0.3 million, and a nominal amount in the third, second, and first quarters of 2012, respectively, and $0.1 million in the year-ended December 31, 2011. As management believes that this error was not material to prior years' consolidated financial statements and that the impact of recording the error in the current year is not material to the Company's consolidated financial statements, the Company recorded the related adjustment in the current year.
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts due to rounding. The above information was updated to reclassify amounts previously reported to reflect discontinued operations. See Note 2 and Note 10.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$15,485	$1,891	$730	$16,646
Year ended December 31, 2011	$15,222	$928	$665	$15,485
Year ended December 31, 2010	$16,363	$763	$1,904	$15,222

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2012
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	13,975	2,657	18,438	21,094	5,183	1999	1999	40
300 Berwyn Park	Berwyn	PA	—	2,206	13,422	4,080	2,206	17,502	19,708	7,213	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,046	2,611	15,491	18,102	6,542	1984	1999	40
1200 Swedesford Road	Berwyn	PA	—	2,595	11,809	3,472	2,595	15,281	17,876	4,483	1994	2001	40
200 Berwyn Park	Berwyn	PA	—	1,533	9,460	1,734	1,533	11,193	12,727	4,829	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	1,653	2,086	9,995	12,081	2,896	1987	2001	40
100 Berwyn Park	Berwyn	PA	—	1,180	7,290	2,019	1,180	9,309	10,489	3,977	1986	1997	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	1,006	1,781	8,130	9,911	2,922	1986	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	102	1,695	6,882	8,576	1,999	1997	2001	40
980 Harvest Drive	Blue Bell	PA	—	3,304	16,960	(541)	3,304	16,420	19,723	5,838	1988	2002	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	771	1,671	7,377	9,048	3,071	1990	1998	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(310)	1,208	6,286	7,494	2,876	1990	1998	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	396	1,689	7,152	8,841	3,067	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	1,676	4,241	18,255	22,496	6,912	1988	1998	40
100 Arrandale Boulevard	Exton	PA	—	970	3,878	—	970	3,878	4,848	1,139	1997	2001	40
One Progress Drive	Horsham	PA	—	1,399	5,629	5,107	1,399	10,736	12,135	3,301	1986	1996	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	3,229	1,303	8,416	9,720	3,071	1990	1996	40
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	3,338	4,222	20,229	24,451	8,279	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,325	4,486	19,268	23,754	5,807	1999	2001	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	12,025	2,636	16,253	18,889	4,769	2000	2000	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,415	2,770	14,430	17,199	6,750	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	3,230	2,772	14,166	16,938	6,046	1980	1998	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	2,459	2,712	13,412	16,124	5,510	1987	1998	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	1,787	2,773	12,931	15,704	5,365	1989	1998	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	839	2,860	12,121	14,981	4,608	1985	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	3,885	2,168	12,461	14,629	5,426	1984	1998	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	1,730	2,017	9,800	11,817	3,911	1985	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	2,192	1,916	6,570	8,486	3,122	1968	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,652	1,303	6,853	8,156	3,088	1979	1996	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	12	1,287	5,162	6,450	2,117	1966	1998	40
875 First Avenue	King Of Prussia	PA	—	618	2,473	3,239	618	5,712	6,330	2,688	1966	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	1,813	1967	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,434	5,445	1,804	1964	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	503	1,020	4,342	5,362	1,776	1961	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2012
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
660 Allendale Road	King Of Prussia	PA	—	396	948	2,898	1,085	3,156	4,242	327	2011	1998	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,579	439	2,012	2,450	643	2000	2000	40
101 Lindenwood Drive	Malvern	PA	—	4,152	16,606	3,554	4,152	20,161	24,312	5,712	1988	2001	40
301 Lindenwood Drive	Malvern	PA	—	2,729	10,915	1,398	2,729	12,313	15,042	3,941	1984	2001	40
300 Lindenwood Drive	Malvern	PA	—	848	3,394	1,266	849	4,659	5,508	1,679	1991	2001	40
1700 Paoli Pike	Malvern	PA	—	458	559	3,018	488	3,547	4,035	1,091	2000	2000	40
100 Lindenwood Drive	Malvern	PA	—	473	1,892	188	473	2,080	2,553	650	1985	2001	40
200 Lindenwood Drive	Malvern	PA	—	324	1,295	339	324	1,634	1,958	468	1984	2001	40
14 Campus Boulevard	Newtown Square	PA	—	2,244	4,217	1,516	2,244	5,733	7,977	2,642	1998	1998	40
11 Campus Boulevard	Newtown Square	PA	—	1,112	4,067	740	1,112	4,807	5,919	1,760	1998	1999	40
17 Campus Boulevard	Newtown Square	PA	—	1,108	5,155	(397)	1,108	4,758	5,866	1,311	2001	N/A	40
15 Campus Boulevard	Newtown Square	PA	—	1,164	3,896	229	1,164	4,125	5,289	1,142	2002	N/A	40
18 Campus Boulevard	Newtown Square	PA	—	787	3,312	(183)	787	3,129	3,916	1,421	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	16,100	6,199	32,230	38,429	9,259	2001	N/A	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	4,370	4,373	28,916	33,289	5,424	2006	N/A	40
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	3,231	3,651	17,745	21,396	4,757	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	2,252	3,652	17,540	21,192	5,361	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	2,204	3,558	16,947	20,505	5,248	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,621	3,572	16,056	19,628	4,557	1990	2002	40
660 West Germantown Pike(d)	Plymouth Meeting	PA	—	—	—	11,097	—	11,097	11,097	112	1987	2012	30
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,216	1,104	5,843	6,947	3,075	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	1,195	662	3,922	4,583	1,864	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	823	685	3,596	4,281	1,656	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	428	482	2,404	2,885	1,198	1984	1996	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	108	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	12,134	11,897	49,148	61,045	14,336	1983	2004	29
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	23,071	7,323	51,684	59,007	13,046	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	4,762	8,949	34,579	43,529	12,390	2001	2004	25

555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	18,744	8,609	34,657	43,266	11,048	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	11,971	5,705	33,061	38,767	11,026	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	1,906	6,578	27,359	33,937	6,368	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,449	4,791	20,392	25,183	6,212	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	2,816	3,942	18,295	22,237	5,111	1998	2004	29
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,531	2,567	11,875	14,442	3,322	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	3,285	2,509	11,437	13,946	3,758	1983	2004	25
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	2,685	6,251	27,894	34,145	5,524	1999	2005	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2012
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	1,128	3,557	15,377	18,934	3,068	1999	2005	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	2,076	2,729	12,992	15,722	3,441	1998	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,888	2,178	10,600	12,778	3,017	1985	2003	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,610	1,872	9,099	10,971	2,435	1984	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	358	1,350	5,758	7,109	1,536	1998	2003	40
1336 Enterprise Drive	West Goshen	PA	—	731	2,946	47	731	2,993	3,724	1,346	1989	1997	40
PHILADELPHIA CBD
2970 Market Street	Philadelphia	PA	197,111	22,430	217,763	10,375	22,430	228,138	250,568	14,793	2010	2007	40
2929 Arch Street	Philadelphia	PA	—	—	208,570	17,566	—	226,136	226,136	65,488	2005	N/A	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	9,692	14,473	117,451	131,924	32,765	1998	2004	23
100 North 18th Street	Philadelphia	PA	89,340	16,066	100,255	5,079	16,066	105,334	121,400	29,007	1988	2004	33
1717 Arch Street	Philadelphia	PA	—	—	98,188	14,286	—	112,474	112,474	7,266	1990	2010	40
2930 Chestnut Street	Philadelphia	PA	42,303	—	76,008	2,570	—	78,578	78,578	4,576	2010	N/A	40
1900 Market Street	Philadelphia	PA	—	7,768	17,263	1	7,768	17,264	25,032	52	1981	2012	30
3020 Market Street	Philadelphia	PA	—	—	21,417	310	—	21,727	21,727	1,177	1959	2011	26
101 - 103 Juniper Street	Philadelphia	PA	—	—	14,401	283	—	14,684	14,684	578	2010	2006	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,175	628	5,275	5,903	1,943	Various	1998	40
METROPOLITAN WASHINGTON, D.C.
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	3,916	3,904	20,504	24,408	4,991	1987	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	161	2,863	12,187	15,050	2,131	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(814)	2,321	10,243	12,564	1,821	1987	2006	46
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	11,158	—	48,579	48,579	10,486	1981	2006	50
11740 Beltsville Drive	Bethesda	MD	—	198	870	42	202	908	1,111	168	1987	2006	46
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	3,042	3,842	25,866	29,707	4,930	1985	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	(886)	3,307	18,889	22,196	3,580	1982	2006	40
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	224	1,599	12,177	13,776	1,925	1988	2006	52
3141 Fairview Park Drive (e)	Falls Church	VA	22,000	5,918	40,981	10,297	7,081	50,116	57,196	7,598	1988	2006	51
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,364	16,129	83,959	100,088	21,130	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	13,489	8,782	65,364	74,145	9,097	1999	2006	55
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	4,585	10,365	48,462	58,826	9,474	1988	2006	40
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	717	11,472	46,610	58,082	7,131	2000	2006	40
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	6,076	8,348	49,471	57,819	8,695	1991	2006	53
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	3,712	7,417	49,915	57,331	9,208	1990	2006	50
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	2,193	5,795	40,635	46,430	5,685	2000	2006	54
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	(1,132)	7,373	37,944	45,317	5,598	1997	2006	55
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	1,476	4,809	35,569	40,378	4,856	1990	2006	54

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Real Estate and Accumulated Depreciation — December 31, 2012
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012(a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	368	3,866	19,662	23,527	2,968	1989	2006	46
1676 International Drive	Mclean	VA	60,869	18,437	97,538	1,698	18,785	98,888	117,673	15,357	1999	2006	55
8260 Greensboro Drive	Mclean	VA	32,319	7,952	33,964	692	8,102	34,506	42,608	5,393	1980	2006	52
1880 Campus Commons Drive	Reston	VA	—	6,164	28,114	5,606	6,281	33,603	39,884	4,634	1985	2006	52
2273 Research Boulevard	Rockville	MD	—	5,167	31,110	3,334	5,237	34,374	39,611	7,419	1999	2006	45
2275 Research Boulevard	Rockville	MD	—	5,059	29,668	2,421	5,154	31,994	37,148	6,500	1990	2006	45
2277 Research Boulevard	Rockville	MD	—	4,649	26,952	1,659	4,733	28,526	33,260	5,330	1986	2006	45
1900 Gallows Road	Vienna	VA	—	7,797	47,817	6,537	7,944	54,207	62,151	7,639	1989	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	(713)	4,397	30,091	34,488	4,656	1984	2006	51
NEW JERSEY/DELAWARE
457 Haddonfield Road	Cherry Hill	NJ	—	2,142	9,120	1,190	2,142	10,310	12,452	4,491	1990	1996	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	735	2,144	9,533	11,677	2,954	1988	2001	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,281	2,069	9,556	11,625	2,901	1989	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	1,067	1,645	7,646	9,291	2,288	1986	2001	40
6 East Clementon Road	Gibbsboro	NJ	—	1,345	5,366	682	1,345	6,048	7,393	2,498	1980	1997	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	499	769	3,554	4,323	1,460	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	113	244	1,084	1,328	476	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	91	231	1,011	1,243	400	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	3	114	967	1,081	406	1986	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	16	185	746	931	316	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	5	183	732	914	307	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	76	93	440	533	202	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	35	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	25	1968	1997	40

1009 Lenox Drive	Lawrenceville	NJ	—	4,876	19,284	3,866	5,118	22,909	28,026	9,337	1989	1998	40
989 Lenox Drive	Lawrenceville	NJ	—	3,701	14,802	1,494	3,850	16,147	19,997	4,038	1984	2003	40
2000 Lenox Drive	Lawrenceville	NJ	—	2,291	12,221	2,384	2,684	14,212	16,896	4,097	2000	2000	40
1200 Lenox Drive	Lawrenceville	NJ	—	1,071	12,967	2,500	1,071	15,467	16,538	2,656	2007	N/A	40
997 Lenox Drive	Lawrenceville	NJ	—	2,410	9,700	4,323	2,540	13,893	16,433	5,267	1987	1998	40
993 Lenox Drive	Lawrenceville	NJ	—	2,811	17,996	(4,571)	2,960	13,276	16,236	5,124	1985	1998	40
100 Lenox Drive	Lawrenceville	NJ	—	—	—	12,114	1,134	10,980	12,114	2,471	1977	1999	40
1000 Lenox Drive	Lawrenceville	NJ	—	1,174	4,696	2,180	1,244	6,806	8,050	2,999	1982	2002	40
1120 Executive Boulevard	Marlton	NJ	—	2,074	8,415	1,971	2,074	10,386	12,460	4,540	1987	1997	40
Two Eves Drive	Marlton	NJ	—	818	3,461	278	818	3,738	4,557	1,713	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	582	703	3,401	4,104	1,520	1986	1997	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	348	588	2,717	3,305	1,224	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	137	539	2,305	2,844	1,081	1987	1997	40

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012(c)	Year of Construction	Year Acquired	Depreciable Life
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	1,070	1,644	7,732	9,376	2,993	1976	1998	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,094	3,569	16,530	20,099	6,720	1984	1998	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	2,066	3,206	14,923	18,129	6,542	1990	1997	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,403	3,061	13,657	16,718	5,770	1991	1997	40
1000 Atrium Way	Mt. Laurel	NJ	—	2,061	8,180	5,015	2,061	13,195	15,256	5,540	1989	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	3,015	2,297	12,303	14,600	4,712	1988	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	—	2,202	8,823	1,898	2,203	10,720	12,923	4,236	1989	1997	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,480	1,736	8,358	10,093	3,094	1986	1998	40
9000 Midlantic Drive	Mt. Laurel	NJ	—	1,472	5,895	1,830	1,472	7,725	9,197	2,919	1989	1997	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	1,226	1,565	7,568	9,133	2,891	1981	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	596	1,518	6,750	8,268	2,702	1982	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	638	1,494	6,692	8,186	2,652	1979	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	978	1,421	6,745	8,167	2,661	1980	1998	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	413	934	6,700	7,634	2,028	2005	2000	40
161 Gaither Drive	Mt. Laurel	NJ	—	1,016	4,064	654	1,016	4,718	5,734	1,602	1987	2001	40
4000 Midlantic Drive	Mt. Laurel	NJ	—	714	5,085	(1,819)	714	3,265	3,980	1,528	1998	1997	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	200	636	2,783	3,420	1,130	1986	1998	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	360	611	2,785	3,397	1,200	1986	1998	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	1,198	2,528	10,418	12,946	3,382	1997	2002	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	716	1,160	5,350	6,509	2,209	1989	1997	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	1,844	1998	2002	40
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	3,402	2,732	14,344	17,076	6,730	1988	1997	40
Main Street - Piazza	Voorhees	NJ	—	696	2,802	28	696	2,831	3,526	1,269	1990	1997	40
Main Street - Promenade	Voorhees	NJ	—	531	2,052	339	532	2,391	2,922	990	1988	1997	40
920 North King Street	Wilmington	DE	—	6,141	21,140	1,083	6,141	22,223	28,364	6,120	1989	2004	30
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,615	6,369	16,354	22,722	5,432	1989	2004	23
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	6,190	2,802	17,407	20,209	3,253	1987	2001	40
One Righter Parkway	Wilmington	DE	—	2,545	10,195	4,478	2,545	14,673	17,218	7,235	1989	1996	40
RICHMOND
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	844	1,581	7,304	8,885	2,712	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,661	1,640	8,227	9,868	3,496	1996	1998	40
Overlook II	Glen Allen	VA	—	748	4,492	147	791	4,595	5,386	444	2000	2011	40
Overlook I	Glen Allen	VA	—	748	3,976	149	791	4,081	4,872	406	1998	2011	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	1,048	1,069	5,329	6,398	2,342	1980	1998	40
300 Arboretum Place	Richmond	VA	—	5,450	21,892	3,707	5,450	25,599	31,049	10,276	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	2,057	4,925	21,500	26,425	3,285	1990	2007	40

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012(a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	1,517	4,922	20,956	25,878	2,858	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	1,918	4,552	20,332	24,884	3,705	1986	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	2,644	2,917	14,098	17,015	4,032	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	1,390	2,824	12,437	15,261	1,770	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	3,046	2,482	11,892	14,374	4,783	1976	1998	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	921	2,599	11,067	13,666	1,545	1998	2007	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	503	2,594	10,630	13,224	1,470	1999	2007	40
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	871	1,857	8,573	10,430	3,324	1991	1998	40
6806 Paragon Place	Richmond	VA	—	—	10,288	106	403	9,992	10,394	2,185	2007	2005	40
9100 Arboretum Parkway	Richmond	VA	—	1,362	5,489	669	1,362	6,158	7,520	2,359	1988	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,472	1,202	6,292	7,494	2,698	1987	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	511	391	5,921	6,312	1,595	2001	1998	40
9200 Arboretum Parkway	Richmond	VA	—	985	3,973	1,242	985	5,216	6,200	1,931	1988	1998	40
9210 Arboretum Parkway	Richmond	VA	—	1,110	4,474	527	1,110	5,001	6,111	1,997	1988	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	685	1,020	4,752	5,772	1,780	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	827	582	3,261	3,842	1,053	1991	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	364	502	2,378	2,880	857	1985	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	37	550	2,240	2,790	892	1993	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	73	530	2,196	2,726	857	1994	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	132	512	2,181	2,693	835	1989	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	61	507	2,095	2,602	811	1986	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	18	455	1,840	2,295	726	1987	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	100	423	1,795	2,218	697	1985	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	354	353	1,769	2,123	750	1988	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	153	387	1,705	2,092	703	1983	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	218	356	1,645	2,001	684	1982	1998	40
2120 Tomlynn Street	Richmond	VA	—	281	1,125	196	281	1,321	1,602	525	1986	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	11	264	1,069	1,333	422	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	28	1,259	25	1,284	—	N/A	2007	N/A

							Gross Amount at Which Carried
				Initial Cost			December 31, 2012
Property Name	City	State	Encumberances at December 31, 2012 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2012 (c)	Year of Construction	Year Acquired	Depreciable Life
CALIFORNIA
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	3,123	3,954	14,059	18,014	2,451	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	2,069	2,998	11,307	14,306	1,840	1987	2006	55
5973 Avenida Encinas	Carlsbad	CA	—	2,121	8,361	1,433	2,255	9,659	11,915	1,942	1986	2006	45
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,140	3,498	6,980	10,478	1,656	1991	2006	39
1200 Concord Avenue	Concord	CA	—	6,395	24,664	708	6,514	25,251	31,766	5,438	1984	2006	34
1220 Concord Avenue	Concord	CA	—	6,476	24,966	156	6,475	25,122	31,597	5,130	1984	2006	34
155 Grand Avenue	Oakland	CA	—	13,556	54,266	5,016	13,555	59,284	72,839	9,841	1990	2007	40
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,840	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	—	4,341	—	4,342	—	N/A	2006	N/A
16870 W Bernardo Drive	San Diego	CA	—	2,979	15,896	1,762	3,153	17,484	20,638	2,871	2002	2006	56
AUSTIN
1250 Capital of Texas Hwy South	Austin	TX	—	5,152	37,928	6,240	5,249	44,072	49,321	8,644	1984	2006	52
1301 Mopac Expressway	Austin	TX	—	4,188	41,229	(761)	4,249	40,407	44,657	5,765	2001	2006	55
1601 Mopac Expressway	Austin	TX	—	3,538	34,346	871	3,604	35,149	38,754	5,512	2000	2006	54
7000 West at Lantana	Austin	TX	—	4,651	20,897	1	4,650	20,898	25,549	—	N/A	2012	40
3711 South Mopac Expressway - II	Austin	TX	—	1,688	19,229	4,317	1,687	23,546	25,233	4,807	2007	2006	40
3711 South Mopac Expressway - I	Austin	TX	—	1,688	21,011	2,464	1,687	23,477	25,163	3,395	2007	2006	40
1501 South Mopac Expressway	Austin	TX	—	3,698	34,912	(2,190)	3,767	32,653	36,419	4,556	1999	2006	53
1221 Mopac Expressway	Austin	TX	—	3,291	31,548	5,411	3,368	36,882	40,249	5,169	2001	2006	55
	Total:		$443,942	$651,264	$3,533,200	$541,708	$662,107	$4,064,062	$4,726,169	$954,665

(a)	Excludes the effect of any net interest premium/(discount).

(b)	Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2010 to December 31, 2012 (in thousands):

	2012	2011	2010
Balance at beginning of year	$4,793,080	$4,834,111	$4,512,618
Additions:
Acquisitions	50,579	31,454	102,475
Capital expenditures and assets placed into service	90,619	133,550	336,281
Less:
Dispositions	(208,109)	(206,035)	(117,263)
Balance at end of year	$4,726,169	$4,793,080	$4,834,111
The aggregate cost for federal income tax purposes is $4.0 billion as of December 31, 2012.

(c)	Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2010 to December 31, 2012 (in thousands):

	2012	2011	2010
Balance at beginning of year	$865,710	$776,078	$716,957
Additions:
Depreciation expense — continuing operations	154,095	157,691	133,740
Depreciation expense — discontinued operations	2,143	1,185	1,554
Less:
Dispositions	(67,283)	(69,244)	(76,173)
Balance at end of year	$954,665	$865,710	$776,078

(d) Total net improvements since acquisition for this redevelopment property do not include amounts allocated to construction-in-progress, as shown within the Company's consolidated balance sheet as of December 31, 2012.

(e) This property was contributed to an unconsolidated real estate venture, however, the Company will continue to consolidate this property due to its continuing involvement in this property resulting from its ongoing lease at this property and its 50% ownership interest in the venture. Please see Note 3 to the consolidated financial financial statements for additional information.