Form 10-Q
period 2013-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2013-05-03
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
A total of 156,560,738 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 30, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned a 98.7% interest in the Operating Partnership. The remaining 1.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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

Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Rental properties	$4,607,890	$4,726,169
Accumulated depreciation	(951,934)	(954,665)
Operating real estate investments, net	3,655,956	3,771,504
Construction-in-progress	53,468	48,950
Land inventory	92,776	102,439
Total real estate investments, net	3,802,200	3,922,893
Cash and cash equivalents	47,874	1,549
Accounts receivable, net	15,072	13,232
Accrued rent receivable, net	120,070	122,066
Investment in real estate ventures, at equity	184,802	193,555
Deferred costs, net	119,378	122,243
Intangible assets, net	66,104	70,620
Notes receivable	7,026	7,226
Other assets	62,778	53,325
Total assets	$4,425,304	$4,506,709
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$440,300	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,503,632	1,503,356
Accounts payable and accrued expenses	81,626	71,579
Distributions payable	23,684	23,652
Deferred income, gains and rent	81,976	82,947
Acquired lease intangibles, net	31,902	33,859
Other liabilities	53,551	55,826
Total liabilities	2,666,671	2,733,193
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2013 and 2012	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 143,712,578 and 143,538,733 issued and outstanding in 2013 and 2012, respectively	1,435	1,434
Additional paid-in capital	2,783,130	2,780,194
Deferred compensation payable in common shares	5,516	5,352
Common shares in grantor trust, 315,753 in 2013 and 290,745 in 2012	(5,516)	(5,352)
Cumulative earnings	483,635	479,734
Accumulated other comprehensive loss	(14,048)	(15,918)
Cumulative distributions	(1,516,591)	(1,493,206)
Total Brandywine Realty Trust’s equity	1,737,601	1,752,278
Non-controlling interests	21,032	21,238
Total equity	1,758,633	1,773,516
Total liabilities and equity	$4,425,304	$4,506,709

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month period ended
	March 31,
	2013	2012
Revenue:
Rents	$115,552	$109,699
Tenant reimbursements	20,357	18,696
Termination fees	496	1,490
Third party management fees, labor reimbursement and leasing	3,236	3,142
Other	967	1,512
Total revenue	140,608	134,539
Operating Expenses:
Property operating expenses	39,641	38,077
Real estate taxes	14,430	13,567
Third party management expenses	1,425	1,250
Depreciation and amortization	49,861	48,096
General and administrative expenses	6,551	6,050
Total operating expenses	111,908	107,040
Operating income	28,700	27,499
Other Income (Expense):
Interest income	58	483
Interest expense	(30,914)	(34,144)
Interest expense — amortization of deferred financing costs	(1,161)	(1,311)
Interest expense — financing obligation	(218)	(182)
Equity in income of real estate ventures	1,535	44
Loss on early extinguishment of debt	(3)	(248)
Loss from continuing operations	(2,003)	(7,859)
Discontinued operations:
Income from discontinued operations	618	2,527
Net gain on disposition of discontinued operations	5,304	14,668
Total discontinued operations	5,922	17,195
Net income	3,919	9,336
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	(75)	(315)
Net (income) loss attributable to non-controlling interests — LP units	47	181
Net (income) loss attributable to non-controlling interests	(28)	(134)
Net income attributable to Brandywine Realty Trust	3,891	9,202
Distribution to Preferred Shares	(1,725)	(1,998)
Amount allocated to unvested restricted shareholders	(108)	(96)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$2,058	$7,108
Basic income (loss) per Common Share:
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	0.04	0.12
	$0.01	$0.05
Diluted income (loss) per Common Share:
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	0.04	0.12
	$0.01	$0.05

Basic weighted average shares outstanding	143,605,659	142,820,955
Diluted weighted average shares outstanding	143,605,659	142,820,955
Net income (loss) attributable to Brandywine Realty Trust
Loss from continuing operations	$(1,956)	$(7,678)
Income from discontinued operations	5,847	16,880
Net income	$3,891	$9,202

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month period ended
	March 31,
	2013	2012
Net income	$3,919	$9,336
Comprehensive income (loss):
Unrealized gain on derivative financial instruments	1,845	27
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net (1)	48	48
Total comprehensive income	1,893	75
Comprehensive income	5,812	9,411
Comprehensive (income) loss attributable to non-controlling interest	(52)	(135)
Comprehensive income attributable to Brandywine Realty Trust	$5,760	$9,276
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the three-month periods ended March 31, 2013 and 2012
(unaudited, in thousands, except number of shares)

March 31, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									3,891			28	3,919
Comprehensive income										1,870		23	1,893
Equity issuance costs						(61)							(61)
Bonus Share Issuance			27,918			361							361
Vesting of Restricted Shares			21,116	7,050		(84)							(84)
Restricted Share Amortization						849							849
Vesting of Restricted Performance Units			26,067			(161)							(161)
Restricted Performance Units Amortization						1,119							1,119
Restricted Share Forfeitures									10				10
Exercise of Stock Options			76,340		1	671							672
Stock Option Amortization						261							261
Share Issuance from/to Deferred Compensation Plan			22,404	17,958			164	(164)					—
Adjustment to Non-controlling Interest						(19)						19	—
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(21,660)	(276)	(21,936)
BALANCE, March 31, 2013	4,000,000	$40	143,712,578	315,753	$1,435	$2,783,130	$5,516	$(5,516)	$483,635	$(14,048)	$(1,516,591)	$21,032	$1,758,633
The accompanying notes are an integral part of these consolidated financial statements.

March 31, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	292,646	$1,424	$2,776,197	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income									9,202			134	9,336
Comprehensive income										74		1	75
Conversion of LP Units to Common Shares			20,464			149			(49)			(335)	(235)
Bonus Share Issuance			35,703			387							387
Vesting of Restricted Shares			30,820	9,036	1	(90)							(89)
Restricted Share Amortization						678							678
Vesting of Restricted Performance Units			249,797		3	(1,331)							(1,328)
Restricted Performance Units Amortization						479							479
Stock Option Amortization						376							376
Share Issuance from/to Deferred Compensation Plan			(5,389)	(8,560)			(195)	195					—
Adjustment to Non-controlling Interest						303						(290)	13
Preferred Share distributions											(1,998)		(1,998)
Distributions declared ($0.15 per share)											(21,586)	(362)	(21,948)
BALANCE, March 31, 2012	4,300,000	$43	143,022,150	293,122	$1,428	$2,777,148	$5,436	$(5,436)	$486,491	$(6,005)	$(1,415,916)	$32,253	$1,875,442
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,919	$9,336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	50,304	51,453
Amortization of deferred financing costs	1,161	1,311
Amortization of debt discount/(premium), net	366	365
Amortization of stock compensation costs	2,097	1,484
Shares used for employee taxes upon vesting of share awards	(245)	(1,418)
Straight-line rent income	(5,514)	(6,908)
Amortization of acquired above (below) market leases to rental revenue, net	(1,771)	(1,419)
Straight-line ground rent expense	474	474
Provision for doubtful accounts	505	781
Net gain on sale of interests in real estate	(5,304)	(14,666)
Loss on early extinguishment of debt	3	248
Real estate venture income in excess of distributions	(358)	163
Deferred financing obligation	(452)	(405)
Changes in assets and liabilities:
Accounts receivable	(1,321)	976
Other assets	(4,772)	(3,629)
Accounts payable and accrued expenses	10,793	5,674
Deferred income, gains and rent	46	916
Other liabilities	(88)	(514)
Net cash from operating activities	49,843	44,222
Cash flows from investing activities:
Acquisition of properties	—	(9,226)
Investments in available-for-sale securities	—	(50,694)
Sales of properties, net	112,863	92,401
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	—
Capital expenditures for tenant improvements	(24,215)	(20,733)
Capital expenditures for redevelopments	(2,427)	(517)
Capital expenditures for developments	(82)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(375)	94
Investment in unconsolidated Real Estate Ventures	(7,039)	(12,512)
Cash distributions from unconsolidated real estate ventures	1,357	619
Leasing costs	(8,250)	(7,386)
Net cash from (used in) investing activities	90,971	(7,954)
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(2,765)	(2,941)
Deferred financing obligation non-cash interest expense	234	234
Repayments of unsecured notes	—	(4,217)
Repayments of unsecured term loan	—	(37,500)
Net settlement of hedge transactions	—	(74)
Debt financing costs	—	(8,426)
Exercise of stock options	672	—
Distributions paid to shareholders	(23,353)	(23,619)
Distributions to noncontrolling interest	(277)	(399)
Net cash from (used in) financing activities	(94,489)	247,558
Increase (decrease) in cash and cash equivalents	46,325	283,826
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$47,874	$284,236
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2013 and 2012 of $625 and $467, respectively	$11,367	$10,348
Supplemental disclosure of non-cash activity:
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	(1,701)	(2,608)
Change in capital expenditures financed through retention payable at period end	(697)	(163)
Change in unfunded tenant allowance	(64)	(612)
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,607,890	$4,726,169
Accumulated depreciation	(951,934)	(954,665)
Operating real estate investments, net	3,655,956	3,771,504
Construction-in-progress	53,468	48,950
Land inventory	92,776	102,439
Total real estate investments, net	3,802,200	3,922,893
Cash and cash equivalents	47,874	1,549
Accounts receivable, net	15,072	13,232
Accrued rent receivable, net	120,070	122,066
Investment in real estate ventures, at equity	184,802	193,555
Deferred costs, net	119,378	122,243
Intangible assets, net	66,104	70,620
Notes receivable	7,026	7,226
Other assets	62,778	53,325
Total assets	$4,425,304	$4,506,709
LIABILITIES AND EQUITY
Mortgage notes payable	$440,300	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,503,632	1,503,356
Accounts payable and accrued expenses	81,626	71,579
Distributions payable	23,684	23,652
Deferred income, gains and rent	81,976	82,947
Acquired lease intangibles, net	31,902	33,859
Other liabilities	53,551	55,826
Total liabilities	2,666,671	2,733,193
Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 1,845,737 issued and outstanding in 2013 and 2012	27,940	26,777
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2013 and 2012	96,850	96,850
General Partnership Capital, 143,712,578 and 143,538,733 units issued and outstanding in 2013 and 2012, respectively	1,648,167	1,666,341
Accumulated other comprehensive loss	(14,324)	(16,452)
Total Brandywine Operating Partnership, L.P.’s equity	1,730,693	1,746,739
Total liabilities and partners’ equity	$4,425,304	$4,506,709
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended
	March 31,
	2013	2012
Revenue:
Rents	$115,552	$109,699
Tenant reimbursements	20,357	18,696
Termination fees	496	1,490
Third party management fees, labor reimbursement and leasing	3,236	3,142
Other	967	1,512
Total revenue	140,608	134,539
Operating Expenses:
Property operating expenses	39,641	38,077
Real estate taxes	14,430	13,567
Third party management expenses	1,425	1,250
Depreciation and amortization	49,861	48,096
General & administrative expenses	6,551	6,050
Total operating expenses	111,908	107,040
Operating income	28,700	27,499
Other Income (Expense):
Interest income	58	483
Interest expense	(30,914)	(34,144)
Interest expense — amortization of deferred financing costs	(1,161)	(1,311)
Interest expense — financing obligation	(218)	(182)
Equity in income of real estate ventures	1,535	44
Loss on early extinguishment of debt	(3)	(248)
Loss from continuing operations	(2,003)	(7,859)
Discontinued operations:
Income from discontinued operations	618	2,527
Net gain on disposition of discontinued operations	5,304	14,668
Total discontinued operations	5,922	17,195
Net income	3,919	9,336
Distribution to Preferred Units	(1,725)	(1,998)
Amount allocated to unvested restricted unitholders	(108)	(96)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$2,086	$7,242
Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	0.04	0.12
	$0.01	$0.05
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	0.04	0.12
	$0.01	$0.05
Basic weighted average common partnership units outstanding	145,451,396	145,485,422
Diluted weighted average common partnership units outstanding	145,451,396	145,485,422
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Loss from continuing operations	$(2,003)	$(7,859)
Income from discontinued operations	5,922	17,195
Net income	$3,919	$9,336
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month period ended
	March 31,
	2013	2012
Net income	$3,919	$9,336
Comprehensive income (loss):
Unrealized gain on derivative financial instruments	1,845	27
Reclassification of realized (gains)/losses on derivative financial instruments to operations, net (1)	48	48
Total comprehensive income	1,893	75
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$5,812	$9,411
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,919	$9,336
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	50,304	51,453
Amortization of deferred financing costs	1,161	1,311
Amortization of debt discount/(premium), net	366	365
Amortization of stock compensation costs	2,097	1,484
Shares used for employee taxes upon vesting of share awards	(245)	(1,418)
Straight-line rent income	(5,514)	(6,908)
Amortization of acquired above (below) market leases, net	(1,771)	(1,419)
Straight-line ground rent expense	474	474
Provision for doubtful accounts	505	781
Net gain on sale of interests in real estate	(5,304)	(14,666)
Loss on early extinguishment of debt	3	248
Real estate venture income in excess of distributions	(358)	163
Deferred financing obligation	(452)	(405)
Changes in assets and liabilities:
Accounts receivable	(1,321)	976
Other assets	(4,772)	(3,629)
Accounts payable and accrued expenses	10,793	5,674
Deferred income, gains and rent	46	916
Other liabilities	(88)	(514)
Net cash from operating activities	49,843	44,222
Cash flows from investing activities:
Acquisition of properties	—	(9,226)
Investments in available-for-sale securities	—	(50,694)
Sales of properties, net	112,863	92,401
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	—
Capital expenditures for tenant improvements	(24,215)	(20,733)
Capital expenditures for redevelopments	(2,427)	(517)
Capital expenditures for developments	(82)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(375)	94
Investment in unconsolidated Real Estate Ventures	(7,039)	(12,512)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,357	619
Leasing costs	(8,250)	(7,386)
Net cash from (used in) investing activities	90,971	(7,954)
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility borrowings	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(2,765)	(2,941)
Deferred financing obligation non-cash interest expense	234	234
Repayments of unsecured notes	—	(4,217)
Repayments of unsecured term loan	—	(37,500)
Net settlement of hedge transactions	—	(74)
Debt financing costs	—	(8,426)
Exercise of stock options	672	—
Distributions paid to preferred and common partnership unitholders	(23,630)	(24,018)
Net cash from (used in) financing activities	(94,489)	247,558
Increase (decrease) in cash and cash equivalents	46,325	283,826
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$47,874	$284,236
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2013 and 2012 of $625 and $467, respectively	$11,367	$10,348
Supplemental disclosure of non-cash activity:
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	(1,701)	(2,608)
Change in capital expenditures financed through retention payable at period end	(697)	(163)
Change in unfunded tenant allowance	(64)	(612)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned a 98.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2013, the Company owned 214 properties, consisting of 185 office properties, 19 industrial facilities, five mixed-use properties, one development property, two redevelopment properties and two re-entitlement properties (collectively, the “Properties”) containing an aggregate of approximately 24.3 million net rentable square feet. In addition, as of March 31, 2013, the Company owned economic interests in 19 unconsolidated real estate ventures that contain approximately 6.4 million net rentable square feet (collectively, the “Real Estate Ventures”). As of March 31, 2013, the Company also owned 431 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As of March 31, 2013, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to 6.1 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, Carlsbad and Rancho Bernardo, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2013, the management company subsidiaries were managing properties containing an aggregate of approximately 31.1 million net rentable square feet, of which approximately 24.3 million net rentable square feet related to Properties owned by the Company and approximately 6.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2013, the results of its operations for the three-month periods ended March 31, 2013 and 2012 and its cash flows for the three-month periods ended March 31, 2013 and 2012 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities determined to be VIEs, but for which the Company is not the primary beneficiary, the Company's maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee of debt of the Real Estate Venture known as PJP VII which was approximately $0.6 million at March 31, 2013 (see Note 4), as well as a guarantee of the Company's share of the debt and potential cost overruns associated with the Real Estate Venture known as "HSRE-Campus Crest IX, LLC" (referred to hereafter as the "Grove Venture").
When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary, (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence, and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, real estate venture agreements, LLC agreements, and management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
On January 25, 2013, the Company formed the Grove Venture, a joint venture among the Company and two unaffiliated members. Based upon the facts and circumstances at formation of the Grove Venture, the Company determined that the Grove Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the Grove Venture. Based upon each member's shared power over the Grove Venture activities under the operating agreement of the Grove Venture, and the Company's lack of exclusive control over the development and construction phases of the project, the Grove Venture is not consolidated by the Company and is accounted for under the equity method of accounting. For further information regarding the Grove Venture and its formation, please refer to Note 4.
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
The Company determined during its impairment review for the three-month periods ended March 31, 2013 and 2012, that no impairment charges were necessary.
The Company is a party to a development agreement and related ground leases covering two adjacent parcels of land. On January 25, 2013, the Company contributed its development rights in one of the land parcels to a newly formed joint venture (please refer to Note 4 for further information), and the venture commenced construction during the three months ended March 31, 2013. The Company has the right, on terms and conditions in the development agreement and ground lease, to commence development of the other parcel by December 31, 2015. If the Company determines that it will not be able to commence development of the other parcel by December 31, 2015, or if the Company determines that development is not in its best economic interest and an additional extension of the development period cannot be negotiated, then the Company will be required to write off all costs that it has incurred in preparing this remaining land parcel for development, amounting to $5.9 million as of March 31, 2013.
Investments in Unconsolidated Real Estate Ventures
The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting as it is not the primary beneficiary (for VIEs) and the Company exercises significant influence, but does not control these entities under the provisions of the entities’ governing agreements pursuant to the accounting standard for the consolidation of VIEs. When the Company determines that its investment in an unconsolidated Real Estate Venture does not constitute a VIE, the Company utilizes the voting interest model under the accounting standard for consolidation to determine whether to consolidate the venture.
Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent that an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.
When the Company acquires an interest in or contributes assets to a Real Estate Venture project, the difference between the Company’s cost basis in the investment and the value of the Real Estate Venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated Real Estate Ventures. For purposes of cash flow presentation, distributions from unconsolidated Real Estate Ventures are presented as part of operating activities when they are considered as return on investments. Distributions in excess of the Company’s share in the cumulative unconsolidated Real Estate Ventures’ earnings are considered as return of investments and are presented as part of investing activities in accordance with the accounting standard for cash flow presentation.
Revenue Recognition
Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $4.9 million and $6.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million for each of the three-month periods ended March 31, 2013 and 2012. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.3 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively.
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
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of March 31,

2013, 5,197,094 common shares remained available for future awards under the 1997 Plan (including 3,166,998 shares available solely for options and share appreciation rights). Through March 31, 2013, all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $2.3 million and $1.7 million during the three-month periods ended March 31, 2013 and 2012, of which $0.5 million and $0.4 million, respectively, were capitalized as part of the Company’s review of employee compensation costs eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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
The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Recurring
Liabilities:
Interest Rate Swaps	$12,383	$—	$12,383	$—
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
There were no items that were accounted for at fair value on a non-recurring basis for the three months ended March 31, 2013.
Notes Receivable
As of March 31, 2013 and December 31, 2012, notes receivable included a purchase money mortgage with a 20-year amortization period bearing interest at 8.5%, which was valued at $7.0 million and $7.2 million, respectively.
The Company periodically assesses the collectability of the notes receivable in accordance with the accounting standard for loan receivables. The Company's $7.0 million outstanding purchase money mortgage note mentioned above was extended to a buyer (the “Borrower”) of a parcel of land in Newtown, Pennsylvania who has since defaulted on the note. As a result, a forbearance agreement was entered into between the Company and the Borrower, outlining the repayment terms of the outstanding debt (including accrued interest), as well as the metrics for selling and settling on homes over an agreed period of time. The Company has determined that the loan modification represents a troubled debt restructuring due to the fact that the Borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts, and that a concession was granted in the form of the forbearance agreements. Recurring loan repayments to the Company are expected to begin during 2014, however, during the three months ended March 31, 2013, the Company received a payment from the Borrower of $0.2 million, which the Company applied against the principal of the remaining loan balance. Based on actual current sales to date, as well as cash flow projections provided by the Borrower, the Company believes that the total note will be fully paid during 2015. Given the current circumstances, the Company performs, on an ongoing basis, a collectability assessment of the note using the expected cash flow information provided by the Borrower. The Company has obtained documentation to support the assumptions used by the Borrower. Based on the results of its probability weighted cash flow analysis, the Company has determined that, as of March 31, 2013, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of March 31, 2013. It is still possible, however, that if the housing market deteriorates, the Borrower will not meet its sales targets, and would fail to repay the note, thereby causing a loan loss for the Company which could be material to the Company's consolidated results of operations.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. This amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component, and represents the culmination of the FASB's redeliberation on the reporting of such reclassification adjustments. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years and interim periods beginning after December 15, 2012. The Company’s adoption of the accounting standard did not have a material impact on its consolidated financial position or results of operations as the update relates only to changes in financial statement presentation.
3. REAL ESTATE INVESTMENTS
As of March 31, 2013 and December 31, 2012, the gross carrying value of the Company’s Properties was as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$641,507	$662,107
Building and improvements	3,483,888	3,576,065
Tenant improvements	482,495	487,997
	$4,607,890	$4,726,169
Acquisitions
The Company did not complete any acquisitions during the three-month period ended March 31, 2013.
Dispositions
On February 25, 2013, the Company sold a portfolio of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey for an aggregate sales price of $121.0 million. These properties, collectively known as "Princeton Pike Corporate Center," were 86.9% occupied as of the date of sale.
The sale of the Princeton Pike Corporate Center is included in discontinued operations (see Note 10).
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2013, the Company had an aggregate investment of approximately $184.8 million in 19 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of March 31, 2013, 14 of the Real Estate Ventures owned 52 office buildings that contain an aggregate of approximately 6.4 million net rentable square feet; three Real Estate Ventures owned 24 acres of undeveloped parcels of land; one Real Estate Venture owned a one-acre parcel of land under active development and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Net property	$823,199	$923,536
Other assets	168,077	174,677
Other liabilities	31,209	53,645
Debt	726,507	724,780
Equity	233,560	319,788
Company’s share of equity (Company’s basis) (a)	184,802	193,555
(a) Amounts reflect the effects of basis differences resulting from assets contributed to joint ventures, as well as certain costs at the venture level. Basis differences occur from the impairment of investments and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.
The following is a summary of results of operations of the Real Estate Ventures for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month periods ended March 31,
	2013	2012
Revenue	$40,889	$38,593
Operating expenses	18,266	16,815
Interest expense, net	9,772	11,249
Depreciation and amortization	12,906	11,471
Net loss	(55)	(942)
Company’s share of income (Company’s basis)	1,535	44
Grove Venture
On January 25, 2013, the Company formed the Grove Venture, a joint venture among the Company and two unaffiliated parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The Grove Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania to be called The Grove at Cira Centre South (the "Grove"). Each of the Company and Campus Crest owns a 30% interest in the Grove Venture and HSRE owns a 40% interest. The Grove Venture is developing the project on a one-acre land parcel held under a long-term ground lease which, together with development rights, was contributed to the Grove Venture by the Company at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through a construction facility by PNC Bank, Capital One, and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014.
The Company's historical cost basis in the development rights that it contributed to the Grove Venture at formation was $6.0 million, thus creating an initial $2.5 million basis difference between the Company's initial outside investment basis compared to its $8.5 million initial equity basis in the Grove Venture. As this basis difference is not related to a physical land parcel, but rather to development rights to construct The Grove, the Company will accrete the basis difference as a reduction of depreciation expense over the life of the Grove Venture's assets.
Based upon the facts and circumstances at Grove Venture formation, the Company determined that the Grove Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the Grove Venture. Based upon each member's shared power over the activities of the Grove Venture under the operating agreement of the Grove Venture, and the Company's lack of exclusive control over the development and construction phases of the project, the Grove Venture is not consolidated by the Company, and is accounted for under the equity method of accounting. Accordingly, the land parcel and associated development rights contributed by the Company to the Grove Venture were deconsolidated by the Company upon formation of the Grove Venture.
The Company, from time to time, also provides guarantees and indemnities, including environmental indemnities, in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. As of March 31, 2013, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of a Real Estate Venture. In addition, in connection with the Company's development of the Grove project through the Grove Venture, each of the Company and Campus Crest has provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $23.0 million).
On March 26, 2013, the Company sold its entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of the Company's investment in the Beacon Venture amounted to $17.0 million at the sale date, with the Company's proceeds effectively matching the carrying amount.

5. DEFERRED COSTS
As of March 31, 2013 and December 31, 2012, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$147,528	$(57,203)	$90,325
Financing Costs	40,205	(11,152)	29,053
Total	$187,733	$(68,355)	$119,378

	December 31, 2012
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$150,331	$(58,343)	$91,988
Financing Costs	40,246	(9,991)	30,255
Total	$190,577	$(68,334)	$122,243
During the three-month periods ended March 31, 2013 and 2012, the Company capitalized internal direct leasing costs of $1.5 million and $1.3 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of March 31, 2013 and December 31, 2012, the Company’s intangible assets were comprised of the following (in thousands):

	March 31, 2013
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$83,905	$(41,743)	$42,162
Tenant relationship value	50,268	(33,019)	17,249
Above market leases acquired	8,565	(1,872)	6,693
Total	$142,738	$(76,634)	$66,104
Below market leases acquired	$76,892	$(44,990)	$31,902

	December 31, 2012
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$87,909	$(42,894)	$45,015
Tenant relationship value	56,137	(37,389)	18,748
Above market leases acquired	8,565	(1,708)	6,857
Total	$152,611	$(81,991)	$70,620
Below market leases acquired	$77,083	$(43,224)	$33,859
As of March 31, 2013, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2013	$11,562	$5,715
2014	12,871	6,081
2015	10,494	3,914
2016	6,166	1,974
2017	4,894	1,445
Thereafter	20,117	12,773
Total	$66,104	$31,902

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2013 and December 31, 2012 (in thousands):

Property / Location	March 31, 2013	December 31, 2012	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	92,732	93,188	5.36%	(a)	Aug-15
Two Logan Square	89,133	89,340	7.57%		Apr-16
Fairview Eleven Tower	21,939	22,000	4.25%		Jan-17
IRS Philadelphia Campus	195,608	197,111	7.00%		Sep-30
Cira South Garage	41,765	42,303	7.12%		Sep-30
Principal balance outstanding	441,177	443,942
Plus: fair market value premiums (discounts), net	(877)	(968)
Total mortgage indebtedness	$440,300	$442,974
UNSECURED DEBT:
Credit Facility	—	69,000	LIBOR + 1.50%		Feb-16
Three-Year Term Loan - Swapped to fixed	150,000	150,000	2.60%		Feb-15
Four-Year Term Loan - Variable	100,000	100,000	LIBOR + 1.75%		Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb-19
$250.0M 5.400% Guaranteed Notes due 2014	238,379	238,379	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	166,535	166,535	7.76%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	150,429	150,429	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr-18
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb-23
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	1,958,953	2,027,953
plus: original issue premium (discount), net	(5,321)	(5,597)
Total unsecured indebtedness	$1,953,632	$2,022,356
Total Debt Obligations	$2,393,932	$2,465,330

(a)	This loan was assumed upon acquisition of the property that secures the mortgage debt. The interest rate reflects the market rate at the time of acquisition.
During the three-month periods ended March 31, 2013 and 2012, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.65% and 6.72%, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including to fund costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at March 31, 2013 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of March 31, 2013, the Company did not have any outstanding borrowings on its Credit Facility, with $0.9 million in letters of credit outstanding, leaving $599.1 million of unused availability under the Credit Facility. During each of the three-month periods ended March 31, 2013 and 2012, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

The Company has the option to increase the amounts available to be advanced under the Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity dates of each of the Credit Facility, the $150.0 million three-year term loan and the $100.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. The Company may repay the $150.0 million three-year term loan and the $100.0 million four-year term loan at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty (3.00% commencing one year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter).
The spread to LIBOR for LIBOR-based loans under the Credit Facility and term loans depends on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150 basis points under the Credit Facility, 175 basis points under both the $150.0 million three-year term loan and the $100.0 million four-year term loan and 190 basis points under the $200.0 million seven-year term loan. At the Company's option, advances under the Credit Facility and term loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of March 31, 2013.
The Credit Facility and term loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of March 31, 2013.
As of March 31, 2013, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2013	$8,473
2014	250,321
2015	416,568
2016	347,038
2017	330,323
Thereafter	1,047,407
Total principal payments	2,400,130
Net unamortized premiums/(discounts)	(6,198)
Outstanding indebtedness	$2,393,932
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2013 and December 31, 2012, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2013 and December 31, 2012 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$441,177	$490,915	$443,942	$486,412
Unsecured notes payable	$1,430,343	$1,582,027	$1,430,343	$1,553,123
Variable rate debt	$528,610	$526,693	$597,610	$595,693
Notes receivable	$7,026	$8,283	$7,226	$7,783
The fair value of the Company's unsecured notes payable is categorized at a Level 1 basis (as provided by the accounting standard for Fair Value Measurements and Discloses). This is because the Company valued these instruments using quoted market prices as of March 31, 2013 and December 31, 2012.
The fair value of the Company's mortgage notes payable, variable rate debt and notes receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate. The fair value of the notes receivable was determined by using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. These financial instruments have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.
The only significant unobservable input in the discounted cash flow model is the discount rate. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders. For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used as of March 31, 2013 was 3.199%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013, and current estimates of fair value may differ from the amounts presented herein.
9. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS
Risk Management
In the course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and of counterparties on derivatives contracts to fulfill their obligations. Market risk is the risk of declines in the value of Company properties due to changes in rental rates, interest rates, supply and demand of similar products and other market factors affecting the valuation of properties.
Risks and Uncertainties
Challenging economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through 2013 and possibly beyond as the current economic climate continues to negatively impact tenants. The current financial markets also have an adverse effect on the Company’s joint venture partners and contractual counter parties, including counter parties in derivative contracts.
The Company was in compliance with all financial covenants as of March 31, 2013. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down in the credit markets, the Company may not be able to remain in compliance with such covenants and if the lenders would not provide a waiver, an event of default could result.
Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of March 31, 2013 and December 31, 2012. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company's consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				03/31/2013	12/31/2012				03/31/2013	12/31/2012
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$7,761	$8,859
Swap	Interest Rate	Cash Flow	(a)	77,000	77,000	2.703%	December 9-13, 2011	February 1, 2016	1,229	1,343
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	404	458
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	221	245
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	825	914
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	1,003	1,262
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	940	1,129
				$428,610	$428,610				$12,383	$14,210

(a) Hedging unsecured variable rate debt.

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three-month periods ended March 31, 2013 and 2012. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.
10. DISCONTINUED OPERATIONS
For the three-month period ended March 31, 2013, income from discontinued operations relates to the eight properties sold by the Company during 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2013 (in thousands):

Three-month period ended March 31, 2013
Revenue:
Rents	$2,818
Tenant reimbursements	323
Other	20
Total revenue	3,161
Expenses:
Property operating expenses	1,089
Real estate taxes	332
Depreciation and amortization	1,122
Total operating expenses	2,543
Income from discontinued operations before gain on sale of interests in real estate	618
Net gain on disposition of discontinued operations	5,304
Income from discontinued operations	$5,922

For the three-month period ended March 31, 2012, income from discontinued operations relates to the 22 properties sold by the Company from January 1, 2012 through March 31, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2012 (in thousands):

Three-month period ended March 31, 2012
Revenue:
Rents	$8,650
Tenant reimbursements	727
Termination fees	7
Other	23
Total revenue	9,407
Expenses:
Property operating expenses	2,487
Real estate taxes	1,036
Depreciation and amortization	3,357
Total operating expenses	6,880
Income from discontinued operations before gain on sale of interests in real estate	2,527
Net gain on disposition of discontinued operations	14,668
Income from discontinued operations	$17,195
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
As of March 31, 2013 and December 31, 2012, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $21.0 million and $21.2 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $27.4 million and $22.5 million, respectively.
12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(2,003)	$(2,003)	$(7,859)	$(7,859)
Net income from continuing operations attributable to non-controlling interests	47	47	181	181
Amount allocable to unvested restricted shareholders	(108)	(108)	(96)	(96)
Preferred share dividends	(1,725)	(1,725)	(1,998)	(1,998)
Loss from continuing operations available to common shareholders	(3,789)	(3,789)	(9,772)	(9,772)
Income from discontinued operations	5,922	5,922	17,195	17,195
Discontinued operations attributable to non-controlling interests	(75)	(75)	(315)	(315)
Discontinued operations attributable to common shareholders	5,847	5,847	16,880	16,880
Net income attributable to common shareholders	$2,058	$2,058	$7,108	$7,108
Denominator
Weighted-average shares outstanding	143,605,659	143,605,659	142,820,955	142,820,955
Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Discontinued operations attributable to common shareholders	0.04	0.04	0.12	0.12
Net income attributable to common shareholders	$0.01	$0.01	$0.05	$0.05

Redeemable common limited partnership units totaling 1,845,737 and 2,657,721 as of March 31, 2013 and 2012, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On March 13, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $21.7 million, which was paid on April 19, 2013 to shareholders of record as of April 5, 2013. On March 13, 2013, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), that provided for the Parent Company's sale, from time to time until March 10, 2013, of up to an aggregate of 15,000,000 common shares in amounts and at times determined by the Parent Company. The Parent Company determined to sell shares under the Offering Program based on a variety of factors, including the trading price of its common shares, overall market conditions and the Parent Company's needs for and assessment of alternative sources of capital. Under the Offering Program, the Parent Company engaged sales agents, who received compensation of up to 2% of the gross sales price per share sold. From January 1, 2013 through the expiration of the Offering Program, as well as during the three-month period ended March 31, 2012, the Parent Company did not sell any shares under the Offering Program. From the inception of the Offering Program in March 2010 through its expiration, the Parent Company sold an aggregate of 6,421,553 common shares under the Offering Program at an average sales price of $12.50 per share. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 6,421,553 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed to it by the Parent Company to repay balances on credit facilities and for general corporate purposes.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the three-month period ended March 31, 2013. As of March 31, 2013, the Parent Company may purchase an additional 0.5 million shares under the current program limits.
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
13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three months ended March 31,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(2,003)	$(2,003)	$(7,859)	$(7,859)
Amount allocable to unvested restricted unitholders	(108)	(108)	(96)	(96)
Preferred unit dividends	(1,725)	(1,725)	(1,998)	(1,998)
Loss from continuing operations available to common unitholders	(3,836)	(3,836)	(9,953)	(9,953)
Discontinued operations attributable to common unitholders	5,922	5,922	17,195	17,195
Net income attributable to common unitholders	$2,086	$2,086	$7,242	$7,242
Denominator
Weighted-average units outstanding	145,451,396	145,451,396	145,485,422	145,485,422
Earnings per Common Partnership Unit:
Loss from continuing operations attributable to common unitholders	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Discontinued operations attributable to common unitholders	0.04	0.04	0.12	0.12
Net income attributable to common unitholders	$0.01	$0.01	$0.05	$0.05

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Units and Preferred Mirror Units
On March 13, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.7 million, which was paid on April 19, 2013 to unitholders of record as of April 5, 2013.

On March 13, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
From January 1, 2013 through expiration of the Offering Program on March 10, 2013, the Parent Company did not sell any shares under the Offering Program and, accordingly, the Operating Partnership did not issue any common partnership units to the Parent Company in connection with the Offering Program during this time. From the inception of the Offering Program in March 2010 through expiration of the Offering Program in March 2013, the Parent Company sold an aggregate of 6,421,553 common shares under the Offering Program at an average sales price of $12.50 per share. The Operating Partnership used the net proceeds contributed to it by the Parent Company to repay balances on credit facilities and for general corporate purposes.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program during the three-month period ended March 31, 2013 and accordingly, during the three-month period ended March 31, 2013, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At March 31, 2013, options exercisable for 3,166,998 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan. There were 184,430 options unvested as of March 31, 2013 and $0.5 million of unrecognized compensation expense associated with these options to be recognized over a weighted average term of 0.9 years. During the three-month periods ended March 31, 2013 and 2012 the Company recognized compensation expense related to unvested options of $0.3 million and $0.4 million, of which a nominal amount and $0.1 million, respectively, were capitalized, consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
Option activity as of March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,337,549	$14.50	7.20	$—
Granted	—	—	—	—
Exercised	(76,340)	$10.11	—	—
Canceled	(94,211)	$19.00
Outstanding at March 31, 2013	3,166,998	$14.84	5.72	$—
Vested/Exerciseable at March 31, 2013	2,982,568	$15.16	5.64	$—
Restricted Share Awards
As of March 31, 2013, 719,677 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. At March 31, 2013, approximately $3.8 million of compensation expense remained to be recognized and is expected to be recognized over a weighted average remaining vesting period of 1.4 years. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $0.7 million during the three-month periods ended March 31, 2013 and 2012, of which $0.2 million was capitalized in each of these periods, consistent with the Company’s policies for capitalizing eligible portions of employee compensation. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.

The following table summarizes the Company’s restricted share activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2013	597,708	$9.46
Granted	157,208	12.96
Vested	(26,974)	25.16
Forfeited	(8,265)	10.60
Non-vested at March 31, 2013	719,677	$12.20
On February 25, 2013, the Compensation Committee of the Company’s Board of Trustees awarded 157,208 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement. In the case of two of the Company's executives who have employment agreements with the Company, the vesting of the restricted shares is also subject to acceleration if either executive were to be terminated without cause or resign for good reason. Qualifying retirement means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
Restricted Performance Share Units Plan
On each of February 25, 2013, March 1, 2012 and March 2, 2011, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 231,093, 242,122, and 113,256 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three-year measurement period that commenced on January 1, 2013 (in the case of the February 25, 2013 awards), January 1, 2012 (in the case of the March 1, 2012 awards), and January 1, 2011 (in the case of the March 2, 2011 awards), and that ends on December 31, 2015, December 31, 2014 or December 31, 2013 (as applicable) or, if earlier, the date of a change of control. In the case of the awards made on February 25, 2013 and March 1, 2012, our performance is compared to the shareholder return of REITs within an index over the measurement period for 50% of the RPSUs awarded on that date, with the remaining 50% being compared to the total shareholder return of REITs within our proxy peer group over such period. In the case of the awards made on March 2, 2011, our performance is compared to the total shareholder return of REITs within an index over the performance period. The vesting of RPSUs is contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” additional RPSUs for the account of the unit holder at the price per common share on the dividend payment date. If earned, RPSUs will be settled in common shares in an amount that reflects both the number of RPSUs in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder returns of the REITs within the index or peer group, as applicable.
On the date of each grant, the RPSUs were valued using a Monte Carlo simulation. The fair values of the 2013, 2012 and 2011 awards on the grant dates were $4.1 million, $4.2 million and $2.0 million, respectively. The fair values of each award are being amortized over the three-year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In the case of two of the Company's executives who have employment agreements with the Company, the vesting of the restricted shares is also subject to acceleration if either executive were to be terminated without cause or resign for good reason. Qualifying retirement means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement.
For the three-month periods ended March 31, 2013 and 2012, the Company recognized total compensation expense for the 2013, 2012 and 2011 awards of $1.2 million and $0.6 million, of which $0.3 million and $0.2 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

A total of 372,102 common shares vested on December 31, 2012 (the end of the three-year measurement period for the linked RPSUs) and were delivered to holders of the RPSUs on March 1, 2013 in settlement of the RPSUs. Holders of these RPSUs also received cash dividend equivalents to the cash dividends paid on common shares on February 8, 2013.
15. TAX CREDIT TRANSACTIONS
Historic Tax Credit Transaction
On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the IRS Philadelphia Campus, a 862,692 square foot office building that is 100% leased to the IRS. On August 27, 2010, the Company completed the development of the IRS Philadelphia Campus and the IRS lease commenced. In connection with this completed development project, USB contributed to the Company $64.1 million of total project costs.
In exchange for its contributions to the development of the IRS Philadelphia Campus, USB is entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB does not have a material interest in the underlying economics of the property. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The Company believes the put will be exercised and the amount attributed to that puttable non-controlling interest obligation is included in other liabilities and is being accreted to the expected fixed put price.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within the Company’s consolidated balance sheet amounted to $39.1 million as of both March 31, 2013 and December 31, 2012. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.6 million at the end of each of the periods ended March 31, 2013 and December 31, 2012, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize, on an annual basis, the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at both March 31, 2013 and December 31, 2012 is $1.6 million, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.4 million for each of the three-month periods ended March 31, 2013 and 2012.
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
USB contributed $13.3 million to the development of the Cira South Garage and as such it is entitled to substantially all of the benefits derived from the tax credit, but it does not have a material interest in the underlying economics of the Cira South Garage. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The Company believes the put will be exercised and an amount attributed to that obligation is included in other liabilities and is being accreted to the expected fixed put price. This put price is insignificant.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at each of March 31, 2013 and December 31, 2012. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in 2017.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at each of March 31, 2013 and December 31, 2012 is $5.3 million, and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of March 31, 2013, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey/Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2013:
Real estate investments, at cost:
Operating properties	$1,179,683	$994,939	$1,197,904	$414,485	$310,621	$285,540	$224,718	$—	$4,607,890
Construction-in-progress								53,468	53,468
Land inventory								92,776	92,776
As of December 31, 2012:
Real estate investments, at cost:
Operating properties	$1,178,730	$988,590	$1,193,200	$546,644	$309,923	$285,346	$223,736	$—	$4,726,169
Construction-in-progress								48,950	48,950
Land inventory								102,439	102,439
For the three-months ended March 31, 2013:
Total revenue	$38,187	$35,925	$27,785	$15,602	$8,765	$9,257	$5,389	$(302)	$140,608
Property operating expenses, real estate taxes and third party management expenses	13,977	13,534	10,763	7,408	3,683	3,958	2,395	(222)	55,496
Net operating income	$24,210	$22,391	$17,022	$8,194	$5,082	$5,299	$2,994	$(80)	$85,112
For the three-months ended March 31, 2012:
Total revenue	$38,105	$33,149	$26,437	$15,730	$9,034	$7,495	$4,971	$(382)	$134,539
Property operating expenses, real estate taxes and third party management expenses	13,348	12,686	10,065	7,831	3,643	3,397	2,368	(444)	52,894
Net operating income	$24,757	$20,463	$16,372	$7,899	$5,391	$4,098	$2,603	$62	$81,645
Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. Below is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Three-month periods ended March 31,
	2013	2012
	(amounts in thousands)
Consolidated net operating income	$85,112	$81,645
Less:
Interest expense	(30,914)	(34,144)
Deferred financing costs	(1,161)	(1,311)
Depreciation and amortization	(49,861)	(48,096)
Administrative expenses	(6,551)	(6,050)
Plus:
Interest income	58	483
Interest expense - financing obligation	(218)	(182)
Equity in income of real estate ventures	1,535	44
Loss on early extinguishment of debt	(3)	(248)
Loss from continuing operations	(2,003)	(7,859)
Income from discontinued operations	5,922	17,195
Net income	$3,919	$9,336
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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 16 to 90 years. Minimum future rental payments on non-cancelable leases at March 31, 2013 are as follows (in thousands):

2013 (nine months remaining)	$1,364
2014	1,818
2015	1,818
2016	1,909
2017	1,909
Thereafter	288,297
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
The Company acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of 3020 Market Street in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease is equal to a percentage of the NOI generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
The Company also acquired ground tenancy rights under a long term ground lease agreement through its acquisition of Three Logan Square on August 5, 2010. The annual rental payment under this ground lease is ten dollars through August 2022 which is when the initial term of the ground lease is scheduled to end. After the initial term, the Company has the option to renew the lease until 2091. The Company also has the option to purchase the land at fair market value after providing a written notice to the owner. The annual rental payment after 2022 will be adjusted at the lower of $3.0 million or the prevailing market rent at that time until 2030. Subsequent to 2030, the annual rental payment will be adjusted at the lower of $4.0 million or the prevailing market rent at the time until 2042 and at fair market value until 2091. The Company believes that based on conditions as of the date the Company acquired its rights under the lease (August 5, 2010), the lease will reset to market after the initial term. Using the estimated fair market rent as of the date of the acquisition over the extended term of the ground lease (assuming the purchase option is not exercised), the future payments will aggregate to $27.4 million. The Company has not included the amounts in the table above since such amounts are not fixed or determinable. Please see Note 18 for further information regarding this ground lease.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the "TRC acquisition"), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2013, the Company had a balance of $1.5 million for this liability in its consolidated balance sheet.
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
As part of the Company’s 2006 merger with Prentiss Properties Trust ("Prentiss"), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
As part of the Company’s acquisition of properties from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee the Company’s indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company would be required to provide the prior owner an opportunity to guaranty qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms favorable to the Company.

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
During 2008, in connection with the development of the IRS Philadelphia Campus and the Cira South Garage, the Company entered into a historic tax credit and a new market tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and require a refund to USB or reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The compliance periods for the tax credit arrangements run through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
18. SUBSEQUENT EVENTS
On April 25, 2013, the Company purchased the land previously held under a long-term ground lease agreement related to its Three Logan Square property. The total cost of the purchase was $20.8 million, and relieves the Company of any future obligations under the previous ground lease agreement.
On April 10, 2013, the Company completed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
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
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2012 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2013, our 214 property portfolio consisted of 185 office properties, 19 industrial facilities, five mixed-use properties (209 core properties), one development property, two redevelopment properties and two re-entitlement properties that contain an aggregate of approximately 24.3 million net rentable square feet. As of March 31, 2013, we also held economic interests in 19 unconsolidated real estate ventures that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.4 million net rentable square feet.
As of March 31, 2013, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden county in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, Carlsbad and Rancho Bernardo.
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
Challenging economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with ongoing economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase through 2013 and possibly beyond as the current economic climate negatively impacts tenants.
We expect that the impact of the current state of the economy, including continued high unemployment and the continued volatility in the financial and credit markets, could continue to have a dampening effect on the fundamentals of our business, including potential increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at March 31, 2013 was 87.7%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three months ended March 31, 2013:

Three-month period ended
March 31, 2013
Leasing Activity:
Core portfolio net rentable square feet owned (1)	23,440,710
Occupancy percentage (end of period)	87.7%
Average occupancy percentage	87.7%
New leases and expansions commenced (square feet)	319,244
Leases renewed (square feet)	372,873
Net absorption (square feet) (2)	(123,940)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	5.7%
Renewal rental rates	11.0%
Combined rental rates	9.5%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$5.35
Tenant Improvements (per square feet)	$11.71

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment or a re-entitlement property), including properties that were sold during these periods.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on an average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 5.5% of our aggregate final annualized base rents as of March 31, 2013 (representing approximately 5.5% of the net rentable square feet of the Properties) expire without penalty in 2013. As of March 31, 2013, the annualized rent per square foot of these expiring leases amounted to $23.25, and although we can provide no assurance, we currently expect that the annualized market rent per square foot will increase by 3% to 5% through a combination of new leases and renewals throughout the year. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the three months ended March 31, 2013, we achieved a 52.7% retention rate in our core portfolio, which was primarily attributable to a former tenant in our Austin, Texas region vacating approximately 0.1 million net rentable square feet. We have leased the majority of this vacant space, which will be occupied over the remainder of 2013. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.5 million or 10.9% of total receivables (including accrued rent receivables) as of March 31, 2013 compared to $16.6 million or 10.9% of total receivables (including accrued rent receivables) as of December 31, 2012.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
As of March 31, 2013, we owned approximately 431 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of March 31, 2013, the total potential development that these land parcels could support amounted to 6.1 million square feet.
We are a party to a development agreement and related ground leases covering two adjacent parcels of land. On January 25, 2013, we contributed our development rights in one of the land parcels to a newly formed joint venture (please refer to Note 4 for further information), and the venture commenced construction during the three months ended March 31, 2013. We have the right, on terms and conditions in the development agreement and ground lease, to commence development of the other parcel by December 31, 2015. If we determine that we will not be able to commence development of the other parcel by December 31, 2015, or if we determine that development is not in our best economic interest and an additional extension of the development period cannot be negotiated, then we will be required to write off all costs that we have incurred in preparing this remaining land parcel for development, amounting to $5.9 million as of March 31, 2013.
RECENT PROPERTY TRANSACTIONS
On January 25, 2013, we formed the Grove Venture, a joint venture among the Company and two unaffiliated parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The Grove Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania to be called The Grove at Cira Centre South (the "Grove"). We and Campus Crest each own a 30% interest in the Grove Venture and HSRE owns a 40% interest. The Grove Venture is developing the project on a one-acre land parcel held under a long-term ground lease which, together with development rights, we contributed to the Grove Venture at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through a construction facility by PNC Bank, Capital One, and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014.
In connection with our development of the Grove project through the Grove Venture (as described in Note 4 to the consolidated financial statements), we and Campus Crest have provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with our share of the payment guaranty being approximately $23.0 million).
On February 25, 2013, we sold a portfolio of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey for an aggregate sales price of $121.0 million. These properties, collectively known as "Princeton Pike Corporate Center," were 86.9% occupied as of the date of sale.
We continually assess our portfolio in light of our strategic and economic considerations to determine whether to sell properties in the portfolio. Sales of properties, and determinations to hold properties for sale, may result in an impairment or other loss, and such loss could be material to our statement of operations.
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
Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 2 in our unaudited consolidated financial statements for the three months ended March 31, 2013 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three-month periods ended March 31, 2013 and 2012. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 16 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income.
Comparison of the Three-Month Periods Ended March 31, 2013 and March 31, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 208 properties containing an aggregate of approximately 23.3 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through March 31, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2012 or disposed prior to March 31, 2013. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2013 and 2012 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended March 31, 2013 to the three-months ended March 31, 2012

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$106,324	$102,328	$3,996	$561	$—	$2,163	215	$(735)	$(733)	$108,313	$101,810	$6,503
Straight-line rents	4,643	6,436	(1,793)	82	—	720	16	—	—	5,445	6,452	(1,007)
Above/below market rent amortization	1,500	1,437	63	50	—	244	—	—	—	1,794	1,437	357
Total rents	112,467	110,201	2,266	693	—	3,127	231	(735)	(733)	115,552	109,699	5,853
Tenant reimbursements	19,572	18,480	1,092	349	—	455	230	(19)	(14)	20,357	18,696	1,661
Termination fees	496	1,490	(994)	—	—	—	—	—	—	496	1,490	(994)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,236	3,142	3,236	3,142	94
Other	722	1,369	(647)	—	—	15	13	230	130	967	1,512	(545)
Total revenue	133,257	131,540	1,717	1,042	—	3,597	474	2,712	2,525	140,608	134,539	6,069
Property operating expenses	40,481	39,987	(494)	183	—	1,337	418	(2,360)	(2,328)	39,641	38,077	1,564
Real estate taxes	13,545	13,243	(302)	170	—	603	154	112	170	14,430	13,567	863
Third party management expenses	—	—	—	—	—	—	—	1,425	1,250	1,425	1,250	175
Net operating income	79,231	78,310	921	689	—	1,657	(98)	3,535	3,433	85,112	81,645	3,467
General & administrative expenses	—	—	—	—	—	—	—	6,551	6,050	6,551	6,050	501
Depreciation and amortization	45,873	47,734	(1,861)	352	—	3,605	235	31	127	49,861	48,096	1,765
Operating income (loss)	$33,358	$30,576	$2,782	$337	$—	$(1,948)	(333)	$(3,047)	$(2,744)	$28,700	$27,499	$1,201
Number of properties	208	208		1		5		—		214
Square feet	23,305	23,305		136		858		—		24,299
Core Occupancy % (d)	87.6%	87.4%		100.0%		N/A				87.7%
Other Income (Expense):
Interest income										58	483	(425)
Interest expense										(30,914)	(34,144)	3,230
Deferred financing costs										(1,161)	(1,311)	150
Interest expense — Deferred financing costs										(218)	(182)	(36)
Equity in income of real estate ventures										1,535	44	1,491
Loss on early extinguishment of debt										(3)	(248)	245
Loss from continuing operations										(2,003)	(7,859)	5,856
Income from discontinued operations										5,922	17,195	(11,273)
Net income										$3,919	$9,336	$(5,417)
Income per common share										$0.01	$0.05	$(0.04)
EXPLANATORY NOTES

(a)	Results include: One acquired property.

(b)	Results include: One development, two redevelopments and two re-entitlement properties.

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $6.5 million from the first quarter of 2012 to the first quarter of 2013, primarily attributable to:

•	an increase of $4.0 million due to an increase in same store occupancy of 200 basis points from the first quarter of 2012 to the first quarter of 2013;

•
an increase of $1.9 million due to our acquisition of 1900 Market Street during the fourth quarter of 2012. This property was 76.3% occupied as of March 31, 2013, with redevelopment expected to commence in 2013 in anticipation of the lead tenant's departure in late 2015;

•	an increase of $0.6 million related to the acquisition of 7000 West at Lantana during the fourth quarter of 2012, and;

•	a 490 basis point increase in renewal cash rental rates from the first quarter of 2012 to the first quarter of 2013.
Straight-line rents decreased by $1.0 million due to free rent converting to cash rent subsequent to the first quarter of 2012 at our same store properties. These decreases were offset by a $0.7 million increase related to a tenant taking occupancy of a portion of a redevelopment property, 660 Germantown Pike, during the third quarter of 2012.
Tenant reimbursements increased $1.7 million, consistent with the increase in operating expenses over the same period. Please see the Property Operating Expenses and Real Estate Taxes explanations below and note that certain costs, such as snow removal costs, carry a higher tenant reimbursement percentage.
Termination fees at our Total Portfolio decreased by $1.0 million due to timing and volume of tenant move-outs during the first quarter of 2013 when compared to the first quarter of 2012.
Property Operating Expenses
Property operating expenses across our total portfolio increased $1.6 million from the first quarter of 2012 to the first quarter of 2013, mainly attributable to the following, (i) an increase of $0.4 million in snow removal costs due to additional snow storms experienced in our Pennsylvania and New Jersey submarkets during the first quarter 2013 compared to the first quarter of 2012, (ii) an increase of $0.4 million in repairs and maintenance expenses, directly attributable to timing and tenant needs, and (iii) an increase of $0.4 million in leasing commissions expenses incurred during the first quarter of 2013 compared to the first quarter of 2012, which is directly related to the increase in occupancy noted above. The remaining increase is attributable to increases in various expenses from the first quarter of 2012 to the first quarter of 2013, none of which were materially significant.
Real Estate Taxes
Real estate taxes increased by $0.9 million, mainly attributable to our acquisitions of 7000 West Lantana and 1900 Market Street during the fourth quarter of 2012, as well as the placement into service of a portion of 660 West Germantown Pike subsequent to the first quarter of 2012.
Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million, primarily attributable to the acceleration of depreciation expense related to our two re-entitlement properties, 6 East Clementon and 1000 Plaza at Main Street. We are in the process of re-entitling these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date. In addition, a portion of 660 West Germantown Pike was placed into service subsequent to the first quarter of 2012 resulting in additional depreciation expense during the first quarter of 2013.
Interest Expense
The decrease in interest expense of $3.2 million is primarily due to the following:

•
a decrease of $2.7 million as a result of the repurchases of debt subsequent to the first quarter of 2012, including (i) $1.0 million of our 5.400% Guaranteed Notes due 2014, (ii) $60.4 million of our 7.500% Guaranteed Notes due 2015, and (iii) $99.6 million of our 6.000% Guaranteed Notes due 2016;

•	a decrease of $2.2 million related to our 5.400% Guaranteed Notes that matured and were repaid in full during the second quarter of 2012, and;

•	a decrease of $1.2 million in mortgage interest expense which is directly related to the $60.0 million decrease resulting from the repayment of two mortgage loans during the fourth quarter 2012.

The decrease of $6.1 million in interest expense described above was offset by the following increases in interest expense during the first quarter of 2013 compared to the first quarter of 2012:

•	an increase of $2.5 million related to our $250.0 million 3.950% Guaranteed Notes due 2023 issued in the fourth quarter of 2012;

•
an increase of $0.2 million related to interest expense incurred related to our term loans. The increase in interest expense was the result of incurring a full quarter of interest expense during the first quarter of 2013 compared to incurring two months of interest expense during the first quarter of 2012. This increase was offset by the repayment of $150.0 million of our term loan due 2016, and;

•	an increase of $0.2 million in swap interest expense. We have entered into interest rate swap agreements related to all of our variable rate debt except $100.0 million of term loan indebtedness.
Equity in Income of Real Estate Ventures
The increase in equity in income of real estate ventures of $1.5 million is attributable to the following: (i) an increase of $0.6 million from a cash distribution received from the Beacon Venture in excess of our investment basis, (ii) an increase of $0.3 million related to the acquisition of three properties during the third quarter of 2012 by the BDN AI Venture, and (iii) an increase of $0.4 million as a result of an increase in the preferred return recognized at the One and Two Commerce Square Real Estate Venture. The remainder of the increase is the result of normal operating activities at the partnership level.
Discontinued Operations
During the three months ended March 31, 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey. Through the date of sale during the first quarter, the properties had total revenues of $3.1 million, property operating expenses of $1.4 million and $1.1 million of depreciation and amortization expense. We recognized a net gain on sale related to this transaction of $5.3 million.
The March 31, 2012 amounts are reclassified to include the operations of the properties sold through the first quarter of 2013, as well as all properties that were sold through the year ended December 31, 2012. Therefore, the discontinued operations amount for the first quarter of 2012 includes total revenue of $9.4 million, operating expense of $3.5 million, and depreciation and amortization of $3.4 million.
Net income
Net income decreased by $5.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income per Common Share
Income per share was $0.01 during the three months ended March 31, 2013 as compared to income per share of $0.05 during the three months ended March 31, 2012 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES OF THE PARENT COMPANY
The Parent Company conducts its business through the Operating Partnership and the Parent Company's only material asset is its ownership of partnership interests in the Operating Partnership. The Parent Company, other than acting as the sole general partner of the Operating Partnership, issues equity from time to time (and contributes the net proceeds of such issuances to the Operating Partnership in exchange for additional equity interests in the Operating Partnership) and guarantees the debt obligations of the Operating Partnership. The Parent Company’s principal funding requirement is the payment of dividends on its common shares and preferred shares. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

As of March 31, 2013, the Parent Company owned a 98.7% interest in the Operating Partnership. The remaining interest of approximately 1.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
As noted above, the Parent Company’s only source of capital (other than proceeds of equity issuances which the Parent Company contributes to the Operating Partnership) is distributions it receives from the Operating Partnership. The Parent Company believes that the Operating Partnership’s sources of working capital, particularly its cash flows from operations and borrowings available under its credit facilities, are adequate for it to make its distribution payments to the Parent Company, which in turn enables the Parent Company to make dividend payments to its shareholders.
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
On April 10, 2013, the Parent Company completed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), that provided for the Parent Company's sale, from time to time until March 10, 2013, of up to an aggregate of 15,000,000 common shares in amounts and at times determined by the Parent Company. The Parent Company determined to sell shares under the Offering Program based on a variety of factors, including the trading price of its common shares, overall market conditions and the Parent Company's needs for and assessment of alternative sources of capital. Under the Offering Program, the Parent Company engaged sales agents, who received compensation of up to 2% of the gross sales price per share sold. From January 1, 2013 through the expiration of the Offering Program, as well as during the three-month period ended March 31, 2012, the Parent Company did not sell any shares under the Offering Program. From the inception of the Offering Program in March 2010 through its expiration, the Parent Company sold an aggregate of 6,421,553 common shares under the Offering Program at an average sales price of $12.50 per share. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 6,421,553 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed to it by the Parent Company to repay balances on credit facilities and for general corporate purposes.
On March 13, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $21.7 million, which it paid on April 19, 2013 to its shareholders of record as of April 5, 2013. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
The Parent Company also maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase its common shares from time to time. As of March 31, 2013, there were approximately 0.5 million shares remaining to be repurchased under this program. The Parent Company did not repurchase any shares during the three-month period ended March 31, 2013. The Parent Company’s Board of Trustees has not limited the duration of the program, however, it may be terminated at any time.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that covers common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, the Parent Company and the Operating Partnership may offer and sell equity and debt securities from time to time under the shelf registration statement.
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2013, amounted to $441.2 million and $1,959.0 million, respectively. If the Operating Partnership were to fail to comply with the covenants and restrictions in its loan agreements and indenture, then the Parent Company would be required to fulfill the Operating Partnership’s commitments under such guarantees. The Parent Company's only material asset, however, is its ownership interest in the Operating Partnership. As of March 31, 2013, the Operating Partnership was in compliance with all of its debt covenant and requirement obligations.

In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders amounting to at least 90% of its REIT taxable income. The Parent Company has historically satisfied this requirement.
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
The Operating Partnership uses multiple financing sources to fund its long-term capital needs. When needed, it will use borrowings under its Credit Facility for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It will also consider other properties within its portfolio as necessary, where it may be in its best interest to obtain a secured mortgage.

The Operating Partnership’s ability to incur additional debt is dependent upon a number of factors, including its credit ratings, the value of its unencumbered assets, its degree of leverage and borrowing restrictions imposed by its current lenders. If more than one rating agency were to downgrade its credit rating, the Operating Partnership's access to capital in the unsecured debt market would be more limited and the interest rate under its Credit Facility and the term loans would increase.
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
As of March 31, 2013 and December 31, 2012, the Operating Partnership maintained cash and cash equivalents of $47.9 million and $1.5 million, respectively. The following are the changes in cash flow from its activities for the three-month periods ended March 31, 2013 and 2012 (in thousands):

Activity	2013	2012
Operating	$49,843	$44,222
Investing	90,971	(7,954)
Financing	(94,489)	247,558
Net cash flows	$46,325	$283,826
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
The net increase of $5.6 million in cash from operating activities of the Operating Partnership during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily attributable to the following:

•	an increase due to the amount of gain on sale of interests in real estate recognized during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and;

•	the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $98.9 million in cash from investing activities of the Operating Partnership during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily attributable to the following:

•	the purchase of $50.7 million in held-to-maturity securities during the first quarter of 2012, with no comparable purchases for the first quarter of 2013;

•
an increase of $20.5 million of net proceeds from the sale of eight properties during the first quarter of 2013. There were two property sales during the first quarter of 2012 (see Note 3 to the consolidated financial statements for details);

•
an increase of $17.0 million in proceeds from the sale of our entire 20% interest in the BDN Beacon, LLC Venture during the first quarter of 2013, with no comparable activity for the first quarter of 2012 (see Note 4 to the consolidated financial statements for details);

•
a decrease of $9.2 million in funds used to acquire operating properties, mainly attributable to the Operating Partnership's acquisition of a development property, 660 West Germantown Pike, during the first quarter of 2012, with no comparable acquisitions during the first quarter of 2013;

•
a decrease of $5.5 million of investments in unconsolidated Real Estate Ventures during the first quarter of 2013, primarily reflecting $12.0 million that the Company contributed to a venture to fund its share of mortgage indebtedness that was repaid during the first quarter of 2012, offset by the Company's contributions of capital to fund the operations of the One and Two Commerce Square Real Estate Ventures to during the first quarter of 2013, and;

•	the reimbursement of pre-formation development expenses from a real estate venture of $2.0 million during the first quarter of 2013, with no comparable reimbursements during the first quarter of 2012;

•
an increase in cash distributions from unconsolidated Real Estate Ventures of $0.7 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily reflecting increased distributions of operating cash flow by the BDN AI Venture during the first quarter of 2013;

•	payment of $0.2 million received on a mortgage note receivable during the three months ended March 31, 2013. There were no comparable proceeds received during the three months ended March 31, 2012.
The increase in cash from investing activities was partially offset by the following transactions:

•
an increase in capital expenditures related to our developments, redevelopments, tenant and building improvements and leasing commissions by $6.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in capital expenditures during the first three months of 2013 was mainly attributable to the increased expenditures incurred related to new leasing efforts, as well as increased development expenditures related to 660 West Germantown Pike during the first quarter of 2013, and;

•	a decrease in advances made for purchase of tenant assets, net of repayments of $0.5 million during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.
The net increase of $342.0 million in cash used in financing activities of the Operating Partnership during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is mainly due to the following:

•	Receipt of new unsecured term loan funding of $600.0 million during the three months ended March 31, 2012, with no comparable funding for the three months ended March 31, 2013;
The net increase in cash used in financing activities described above was offset by the following:

•	an increase in proceeds from the Credit Facility of $164.5 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012;

•	a decrease in repayments of the Credit Facility and mortgage notes payable of $42.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012;

•	repayment of an unsecured term loan of $37.5 million during the first quarter of 2012, with no comparable repayment during the first quarter of 2013;

•	debt financing costs paid of $8.4 million during the three months ended March 31, 2012, with no comparable costs paid during the three months ended March 31, 2013;

•	repayment of unsecured notes of $4.2 million during the three months ended March 31, 2012, with no comparable repayments during the three months ended March 31, 2013;

•	exercise of stock options of $0.7 million during the three months ended March 31, 2013, with no comparable exercises during the three months ended March 31, 2012;

•	net settlement of hedge transactions of $0.1 million during the three months ended March 31, 2012, with no comparable settlements during the three months ended March 31, 2013, and;

•
a decrease in distributions paid by the Parent Company to its shareholders and on non-controlling interests from $24.0 million during the three months ended March 31, 2012 to $23.6 million during the three months ended March 31, 2013.

Capitalization
Indebtedness

The table below summarizes the Operating Partnership’s indebtedness under its mortgage notes payable, its unsecured notes and its Credit Facility at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance:
Fixed rate	$2,300,130	$2,302,895
Variable rate — unhedged	100,000	169,000
Total	$2,400,130	$2,471,895
Percent of Total Debt:
Fixed rate	95.8%	93.2%
Variable rate — unhedged	4.2%	6.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.3%	5.3%
Variable rate — unhedged	2.0%	1.9%
Total	5.2%	5.1%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership will use Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under the Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of March 31, 2013.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2013.
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
As of March 31, 2013, the Operating Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of one Real Estate Venture. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On April 10, 2013, the Parent Company completed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On March 13, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $21.7 million, which was paid on April 19, 2013 to unitholders of record as of April 5, 2013.
On March 13, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
From January 1, 2013 through its expiration on March 10, 2013, the Parent Company did not sell any shares related to the Offering Program, and accordingly, the Operating Partnership did not issue any common partnership units in connection with the Parent Company's Offering Program during this time. From the inception of the Offering Program in March 2010 through its expiration, the Parent Company had sold 6,421,553 shares under this program at an average sales price of $12.50 per share. The Operating Partnership used the net proceeds from such sales to repay balances on credit facilities and for general corporate purposes.
Together with the Operating Partnership, the Parent Company maintains a shelf registration statement that covers common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, if warranted by market conditions, the Parent Company and the Operating Partnership may offer and sell equity and debt securities from time to time under the shelf registration statement.
Short- and Long-Term Liquidity
The Operating Partnership believes that its available cash balances and cash flow from operations are adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of March 31, 2013, the Operating Partnership had $1,959.0 million of total unsecured debt and $441.2 million of mortgage debt with $8.5 million of mortgage principal payments scheduled to be repaid through December 31, 2013.
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

Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of March 31, 2013:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$441,177	$11,432	$111,630	$126,879	$191,236
Unsecured term loan	450,000	—	250,000	—	200,000
Unsecured debt (a)	1,508,953	—	555,343	625,000	328,610
Ground leases (b)	297,115	1,364	5,545	5,727	284,479
Development contracts (c)	360	360	—	—	—
Interest expense (d)	447,855	104,958	170,774	78,952	93,171
Other liabilities (e)	13,275	—	—	—	13,275
	$3,158,735	$118,114	$1,093,292	$836,558	$1,110,771

(a)	Amounts do not include unamortized discounts and/or premiums.

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

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2013 interest rates.

(e)
Other liabilities consists of deferred compensation liability and the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (see related discussion below), as of March 31, 2013.

The Operating Partnership obtained ground tenancy rights under a long term ground lease agreement when it acquired Three Logan Square on August 5, 2010. On April 25, 2013, the Company completed a buy-out of the ground tenancy rights under a long term ground agreement related to its Three Logan Square property. The total cost of the buy-out was $20.8 million, and relieves the Company of any future obligations under the previous ground lease agreement.
The Operating Partnership also acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of 3020 Market Street in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease are equal to a percentage of the NOI generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of March 31, 2013, the Operating Partnership has a balance of $1.5 million for this liability on its consolidated balance sheet.
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
As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at March 31, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities attributed to them.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of March 31, 2013, its consolidated debt consisted of $441.2 million of mortgage loans and $1,430.3 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $450.0 million of unsecured term loans all of which are swapped to fixed, except for $100.0 million of unsecured term loans which bear interest at a variable rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $25.7 million. If market rates of interest decrease by 100 basis points, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $28.3 million.
As of March 31, 2013, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s $1,430.3 million of unsecured notes was $1,582.0 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt of approximately $14.3 million at March 31, 2013.

From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $528.6 million and $597.6 million at March 31, 2013 and December 31, 2012, respectively. The total fair value of the Operating Partnership’s debt was approximately $526.7 million and $595.7 million at March 31, 2013 and December 31, 2012, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of its variable rate debt would decrease by approximately $7.1 million at March 31, 2013. If market rates of interest decrease by 100 basis points the fair value of its outstanding variable rate debt would increase by approximately $3.4 million. A 100 basis point change in the market rate of interest equates to a change in the total fair value of its debt of approximately $1.7 million at December 31, 2012.
At March 31, 2013, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $528.6 million, of which $100.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At March 31, 2013, the interest rate on the Operating Partnership's variable rate debt was approximately 2.0%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended March 31, 2013.
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

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three-month periods ended March 31, 2013 and 2012:

	Three-month periods ended
	March 31,
	2013	2012
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$2,086	$7,242
Add (deduct):
Amount allocated to unvested restricted unitholders	108	96
Net gain on disposition of discontinued operations	(5,304)	(14,668)
Depreciation and amortization:
Real property — continuing operations	40,419	37,134
Leasing costs including acquired intangibles — continuing operations	9,407	10,856
Real property — discontinued operations	1,121	3,208
Leasing costs including acquired intangibles — discontinued operations	1	149
Company’s share of unconsolidated real estate ventures	4,149	3,390
Funds from operations	$51,987	$47,407
Funds from operations allocable to unvested restricted shareholders	(259)	(318)
Funds from operations available to common share and unit holders (FFO)	$51,728	$47,089
Weighted-average shares/units outstanding — fully diluted	146,446,730	145,901,718

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

(b)
Changes in internal control over financial reporting. There was no change in the Parent Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

(b)
Changes in internal control over financial reporting. There was no change in the Operating Partnership’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A. Risk Factors
There has been no material change to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the three-month period ended March 31, 2013:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs (b)
2013:
January	1,374	$12.76	—	539,200
February	16,728	$12.96	—	539,200
March	16,028	$14.01	—	539,200
Total	34,130		—

(a)	Represents common shares surrendered by employees to the Company to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common shares.

(b)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

10.2	Form of Restricted Share Award (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

10.3	2013 -2015 Performance Share Unit Program (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	May 3, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	May 3, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

10.2	Form of Restricted Share Award (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

10.3	2013 -2015 Performance Share Unit Program (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on March 1, 2013) *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.