Form 10-Q
period 2013-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2013-08-06
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
A total of 156,703,790 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 30, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Exhibit 32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Rental properties	$4,620,460	$4,726,169
Accumulated depreciation	(967,726)	(954,665)
Operating real estate investments, net	3,652,734	3,771,504
Construction-in-progress	51,260	48,950
Land inventory	94,444	102,439
Total real estate investments, net	3,798,438	3,922,893
Cash and cash equivalents	215,948	1,549
Accounts receivable, net	11,834	13,232
Accrued rent receivable, net	124,341	122,066
Investment in real estate ventures, at equity	176,875	193,555
Deferred costs, net	119,917	122,243
Intangible assets, net	59,919	70,620
Notes receivable	7,026	7,226
Other assets	52,091	53,325
Total assets	$4,566,389	$4,506,709
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$437,618	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,492,127	1,503,356
Accounts payable and accrued expenses	70,434	71,579
Distributions payable	25,587	23,652
Deferred income, gains and rent	81,903	82,947
Acquired lease intangibles, net	30,455	33,859
Other liabilities	44,196	55,826
Total liabilities	2,632,320	2,733,193
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2013 and 2012	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 156,662,644 and 143,538,733 issued and outstanding in 2013 and 2012, respectively	1,565	1,434
Additional paid-in capital	2,967,790	2,780,194
Deferred compensation payable in common shares	5,516	5,352
Common shares in grantor trust, 315,753 in 2013 and 290,745 in 2012	(5,516)	(5,352)
Cumulative earnings	490,754	479,734
Accumulated other comprehensive loss	(4,601)	(15,918)
Cumulative distributions	(1,541,896)	(1,493,206)
Total Brandywine Realty Trust’s equity	1,913,652	1,752,278
Non-controlling interests	20,417	21,238
Total equity	1,934,069	1,773,516
Total liabilities and equity	$4,566,389	$4,506,709

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Rents	$116,334	$109,713	$231,201	$218,704
Tenant reimbursements	19,565	18,229	39,916	36,885
Termination fees	410	101	906	1,591
Third party management fees, labor reimbursement and leasing	3,153	2,872	6,389	6,014
Other	1,457	888	2,330	2,399
Total revenue	140,919	131,803	280,742	265,593
Operating Expenses:
Property operating expenses	39,490	36,363	78,908	74,223
Real estate taxes	14,215	13,508	28,552	26,977
Third party management expenses	1,363	1,264	2,788	2,514
Depreciation and amortization	49,300	47,476	98,846	95,350
General and administrative expenses	7,335	6,079	13,886	12,129
Total operating expenses	111,703	104,690	222,980	211,193
Operating income	29,216	27,113	57,762	54,400
Other Income (Expense):
Interest income	122	1,838	180	2,320
Interest expense	(30,437)	(32,981)	(61,351)	(67,125)
Interest expense — amortization of deferred financing costs	(1,183)	(1,261)	(2,344)	(2,572)
Interest expense — financing obligation	(211)	(196)	(429)	(378)
Equity in income of real estate ventures	1,508	838	3,043	882
Gain from remeasurement of investment in a real estate venture	7,847	—	7,847	—
Net gain (loss) on real estate venture transactions	3,683	(11)	3,683	(11)
Loss on early extinguishment of debt	(1,113)	(1,250)	(1,116)	(1,498)
Income (loss) from continuing operations	9,432	(5,910)	7,275	(13,982)
Discontinued operations:
Income from discontinued operations	8	2,535	780	5,275
Net gain (loss) on disposition of discontinued operations	(2,260)	10,177	3,044	24,845
Total discontinued operations	(2,252)	12,712	3,824	30,120
Net income	7,180	6,802	11,099	16,138
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	26	(232)	(51)	(551)
Net (income) loss attributable to non-controlling interests — LP units	(88)	201	(39)	386
Net (income) loss attributable to non-controlling interests	(62)	(31)	(90)	(165)
Net income attributable to Brandywine Realty Trust	7,118	6,771	11,009	15,973
Distribution to Preferred Shares	(1,725)	(3,049)	(3,450)	(5,047)
Preferred share redemption charge	—	(2,090)	—	(2,090)
Amount allocated to unvested restricted shareholders	(85)	(95)	(193)	(191)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$5,308	$1,537	$7,366	$8,645
Basic income (loss) per Common Share:
Continuing operations	$0.05	$(0.08)	$0.02	$(0.15)
Discontinued operations	(0.02)	0.09	0.03	0.21
	$0.03	$0.01	$0.05	$0.06
Diluted income (loss) per Common Share:
Continuing operations	$0.05	$(0.08)	$0.02	$(0.15)
Discontinued operations	(0.02)	0.09	0.03	0.21
	$0.03	$0.01	$0.05	$0.06

Basic weighted average shares outstanding	155,347,384	143,300,637	149,508,957	143,060,796
Diluted weighted average shares outstanding	156,691,201	143,300,637	150,666,245	143,060,796
Net income (loss) attributable to Brandywine Realty Trust
Loss from continuing operations	$9,344	$(5,709)	$7,236	$(13,596)
Income (loss) from discontinued operations	(2,226)	12,480	3,773	29,569
Net income	$7,118	$6,771	$11,009	$15,973

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$7,180	$6,802	$11,099	$16,138
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	9,491	(10,650)	11,283	(10,623)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	66	76	168	124
Unrealized loss on available-for-sale securities	—	(65)	—	(65)
Total comprehensive income (loss)	9,557	(10,639)	11,451	(10,564)
Comprehensive income (loss)	16,737	(3,837)	22,550	5,574
Comprehensive (income) loss attributable to non-controlling interest	(169)	163	(221)	29
Comprehensive income (loss) attributable to Brandywine Realty Trust	$16,568	$(3,674)	$22,329	$5,603
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the six-month periods ended June 30, 2013 and June 30, 2012
(unaudited, in thousands, except number of shares)
June 30, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									11,011			88	11,099
Comprehensive income										11,317		134	11,451
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Equity issuance costs						(380)							(380)
Conversion of LP Units to Common Shares			81,998		1	1,240			—			(1,241)	—
Bonus Share Issuance			27,918			361							361
Vesting of Restricted Shares			147,495	7,050	2	(904)							(902)
Restricted Share Amortization						1,703							1,703
Vesting of Restricted Performance Units			26,067			(160)							(160)
Restricted Performance Units Amortization						2,411							2,411
Restricted Share Forfeitures									9				9
Exercise of Stock Options			166,620		1	1,760							1,761
Stock Option Amortization						377							377
Share Issuance from/to Deferred Compensation Plan			22,404	17,958			164	(164)					—
Trustee Fees Paid in Shares			1,409			20							20
Adjustment to Non-controlling Interest						(739)						739	—
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.15 per share)											(45,240)	(541)	(45,781)
BALANCE, June 30, 2013	4,000,000	$40	156,662,644	315,753	$1,565	$2,967,790	$5,516	$(5,516)	$490,754	$(4,601)	$(1,541,896)	$20,417	$1,934,069
The accompanying notes are an integral part of these consolidated financial statements.

June 30, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	292,646	$1,424	$2,776,197	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income									15,973			165	16,138
Comprehensive loss										(10,370)		(194)	(10,564)
Issuance of Preferred Shares	4,000,000	40				96,810							96,850
Preferred Share Issuance Costs						(610)							(610)
Redemption of Preferred Shares	(2,000,000)	(20)				(47,890)							(47,910)
Conversion of LP Units to Common Shares			20,464			149			(45)			(332)	(228)
Bonus Share Issuance			35,703			387							387
Vesting of Restricted Shares			280,851	9,036	3	(1,295)							(1,292)
Restricted Share Amortization						1,426							1,426
Vesting of Restricted Performance Units			249,797		3	(1,332)							(1,329)
Restricted Performance Units Amortization						1,205							1,205
Exercise of Stock Options			94,429		1	274							275
Stock Option Amortization						747							747
Share Issuance from/to Deferred Compensation Plan			(5,389)	(8,560)			(195)	195					—
Trustee Fees Paid in Shares			1,336			15							15
Adjustment to Non-controlling Interest						392						(379)	13
Preferred Share distributions											(5,047)		(5,047)
Preferred Share redemption charges											(2,090)		(2,090)
Distributions declared ($0.15 per share)											(43,193)	(760)	(43,953)
BALANCE, June 30, 2012	6,300,000	$63	143,367,946	293,122	$1,431	$2,826,475	$5,436	$(5,436)	$493,266	$(16,449)	$(1,442,662)	$31,605	$1,893,729
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,099	$16,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100,459	101,624
Amortization of deferred financing costs	2,344	2,572
Amortization of debt discount/(premium), net	748	745
Amortization of stock compensation costs	4,048	2,433
Shares used for employee taxes upon vesting of share awards	(1,061)	(2,234)
Straight-line rent income	(11,250)	(12,861)
Amortization of acquired above (below) market leases to rental revenue, net	(3,556)	(2,922)
Straight-line ground rent expense	894	949
Provision for doubtful accounts	997	962
Net gain on sale of interests in real estate	(3,044)	(24,834)
Net gain on real estate venture transactions	(3,683)	—
Gain from remeasurement of investment in a real estate venture	(7,847)	—
Loss on early extinguishment of debt	1,116	1,498
Real estate venture income in excess of distributions	(2,031)	(590)
Deferred financing obligation	(896)	(825)
Changes in assets and liabilities:
Accounts receivable	2,035	3,561
Other assets	6,589	5,260
Accounts payable and accrued expenses	(1,252)	(11,546)
Deferred income, gains and rent	608	(2,871)
Other liabilities	474	(1,438)
Net cash from operating activities	96,791	75,621
Cash flows from investing activities:
Acquisition of properties	(20,758)	(9,226)
Investments in available-for-sale securities	—	(98,744)
Proceeds from the sale of available-for-sale securities	—	56,322
Sales of properties, net	145,931	120,957
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	23,931
Capital expenditures for tenant improvements	(46,828)	(48,591)
Capital expenditures for redevelopments	(4,676)	(3,110)
Capital expenditures for developments	(72)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(693)	283
Investment in unconsolidated Real Estate Ventures	(12,568)	(18,617)
Cash distributions from unconsolidated real estate ventures	3,445	1,723
Leasing costs	(14,313)	(14,940)
Net cash from investing activities	68,607	9,988
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility borrowings	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(5,537)	(6,028)
Deferred financing obligation non-cash interest expense	466	468
Net proceeds from issuance of common shares	181,527	—
Net proceeds from issuance of preferred shares	—	96,240
Redemption of preferred shares	—	(50,188)
Repayments of unsecured notes	(12,912)	(167,371)
Repayments of unsecured term loan	—	(37,500)

Net settlement of hedge transactions	—	(74)
Debt financing costs	(6)	(8,431)
Exercise of stock options	1,762	276
Distributions paid to shareholders	(46,745)	(47,059)
Distributions to noncontrolling interest	(554)	(797)
Net cash from financing activities	49,001	104,036
Increase in cash and cash equivalents	214,399	189,645
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$215,948	$190,055
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2013 and 2012 of $1,305 and $1,207, respectively	$67,844	$69,480
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	(21,649)	—
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,517)	—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	462	—
Change in investments in joint venture related to non-cash acquisition of property	13,040	—
Change in operating real estate related to non-cash adjustment to land	(4,386)	—
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	(1,227)	(1,735)
Change in capital expenditures financed through retention payable at period end	(348)	56
Change in unfunded tenant allowance	(244)	(1,144)
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,620,460	$4,726,169
Accumulated depreciation	(967,726)	(954,665)
Operating real estate investments, net	3,652,734	3,771,504
Construction-in-progress	51,260	48,950
Land inventory	94,444	102,439
Total real estate investments, net	3,798,438	3,922,893
Cash and cash equivalents	215,948	1,549
Accounts receivable, net	11,834	13,232
Accrued rent receivable, net	124,341	122,066
Investment in real estate ventures, at equity	176,875	193,555
Deferred costs, net	119,917	122,243
Intangible assets, net	59,919	70,620
Notes receivable	7,026	7,226
Other assets	52,091	53,325
Total assets	$4,566,389	$4,506,709
LIABILITIES AND EQUITY
Mortgage notes payable	$437,618	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,492,127	1,503,356
Accounts payable and accrued expenses	70,434	71,579
Distributions payable	25,587	23,652
Deferred income, gains and rent	81,903	82,947
Acquired lease intangibles, net	30,455	33,859
Other liabilities	44,196	55,826
Total liabilities	2,632,320	2,733,193
Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 1,763,739 and 1,845,737 issued and outstanding in 2013 and 2012, respectively	26,241	26,777
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2013 and 2012	96,850	96,850
General Partnership Capital, 156,662,644 and 143,538,733 units issued and outstanding in 2013 and 2012, respectively	1,815,979	1,666,341
Accumulated other comprehensive loss	(5,001)	(16,452)
Total Brandywine Operating Partnership, L.P.’s equity	1,907,828	1,746,739
Total liabilities and partners’ equity	$4,566,389	$4,506,709
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Rents	$116,334	$109,713	$231,201	$218,704
Tenant reimbursements	19,565	18,229	39,916	36,885
Termination fees	410	101	906	1,591
Third party management fees, labor reimbursement and leasing	3,153	2,872	6,389	6,014
Other	1,457	888	2,330	2,399
Total revenue	140,919	131,803	280,742	265,593
Operating Expenses:
Property operating expenses	39,490	36,363	78,908	74,223
Real estate taxes	14,215	13,508	28,552	26,977
Third party management expenses	1,363	1,264	2,788	2,514
Depreciation and amortization	49,300	47,476	98,846	95,350
General & administrative expenses	7,335	6,079	13,886	12,129
Total operating expenses	111,703	104,690	222,980	211,193
Operating income	29,216	27,113	57,762	54,400
Other Income (Expense):
Interest income	122	1,838	180	2,320
Interest expense	(30,437)	(32,981)	(61,351)	(67,125)
Interest expense — amortization of deferred financing costs	(1,183)	(1,261)	(2,344)	(2,572)
Interest expense — financing obligation	(211)	(196)	(429)	(378)
Equity in income of real estate ventures	1,508	838	3,043	882
Gain from remeasurement of investment in a real estate venture	7,847	—	7,847	—
Net gain (loss) on real estate venture transactions	3,683	(11)	3,683	(11)
Loss on early extinguishment of debt	(1,113)	(1,250)	(1,116)	(1,498)
Gain (Loss) from continuing operations	9,432	(5,910)	7,275	(13,982)
Discontinued operations:
Income from discontinued operations	8	2,535	780	5,275
Net gain (loss) on disposition of discontinued operations	(2,260)	10,177	3,044	24,845
Total discontinued operations	(2,252)	12,712	3,824	30,120
Net income	7,180	6,802	11,099	16,138
Distribution to Preferred Units	(1,725)	(3,049)	(3,450)	(5,047)
Preferred unit redemption charge	—	(2,090)	—	(2,090)
Amount allocated to unvested restricted unitholders	(85)	(95)	(193)	(191)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$5,370	$1,568	$7,456	$8,810
Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.05	$(0.08)	$0.02	$(0.15)
Discontinued operations	(0.02)	0.09	0.03	0.21
	$0.03	$0.01	$0.05	$0.06
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.05	$(0.08)	$0.02	$(0.15)
Discontinued operations	(0.02)	0.09	0.03	0.21
	$0.03	$0.01	$0.05	$0.06
Basic weighted average common partnership units outstanding	157,131,697	145,958,358	151,323,813	145,721,890
Diluted weighted average common partnership units outstanding	158,475,514	145,958,358	152,481,101	145,721,890
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Income (Loss) from continuing operations	$9,432	$(5,910)	$7,275	$(13,982)
Income (Loss) from discontinued operations	(2,252)	12,712	3,824	30,120
Net income	$7,180	$6,802	$11,099	$16,138
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$7,180	$6,802	$11,099	$16,138
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	9,491	(10,650)	11,283	(10,623)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	66	76	168	124
Unrealized loss on available-for-sale securities	—	(65)	—	(65)
Total comprehensive income (loss)	9,557	(10,639)	11,451	(10,564)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$16,737	$(3,837)	$22,550	$5,574
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,099	$16,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100,459	101,624
Amortization of deferred financing costs	2,344	2,572
Amortization of debt discount/(premium), net	748	745
Amortization of stock compensation costs	4,048	2,433
Shares used for employee taxes upon vesting of share awards	(1,061)	(2,234)
Straight-line rent income	(11,250)	(12,861)
Amortization of acquired above (below) market leases, net	(3,556)	(2,922)
Straight-line ground rent expense	894	949
Provision for doubtful accounts	997	962
Net gain on sale of interests in real estate	(3,044)	(24,834)
Net gain on real estate venture transaction	(3,683)	—
Gain on remeasurement of investment in a real estate venture	(7,847)	—
Loss on early extinguishment of debt	1,116	1,498
Real estate venture income in excess of distributions	(2,031)	(590)
Deferred financing obligation	(896)	(825)
Changes in assets and liabilities:
Accounts receivable	2,035	3,561
Other assets	6,589	5,260
Accounts payable and accrued expenses	(1,252)	(11,546)
Deferred income, gains and rent	608	(2,871)
Other liabilities	474	(1,438)
Net cash from operating activities	96,791	75,621
Cash flows from investing activities:
Acquisition of properties	(20,758)	(9,226)
Investments in available-for-sale securities	—	(98,744)
Proceeds from sale of available-for-sale securities	—	56,322
Sales of properties, net	145,931	120,957
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	23,931
Capital expenditures for tenant improvements	(46,828)	(48,591)
Capital expenditures for redevelopments	(4,676)	(3,110)
Capital expenditures for developments	(72)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(693)	283
Investment in unconsolidated Real Estate Ventures	(12,568)	(18,617)
Cash distributions from unconsolidated Real Estate Ventures	3,445	1,723
Leasing costs	(14,313)	(14,940)
Net cash from investing activities	68,607	9,988
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility borrowings	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(5,537)	(6,028)
Deferred financing obligation non-cash interest expense	466	468
Net proceeds from issuance of common units	181,527	—
Net proceeds from issuance of preferred units	—	96,240
Redemption of preferred units	—	(50,188)
Repayments of unsecured notes	(12,912)	(167,371)
Repayments of unsecured term loan	—	(37,500)

Net settlement of hedge transactions	—	(74)
Debt financing costs	(6)	(8,431)
Exercise of stock options	1,762	276
Distributions paid to preferred and common partnership unitholders	(47,299)	(47,856)
Net cash from financing activities	49,001	104,036
Increase in cash and cash equivalents	214,399	189,645
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$215,948	$190,055

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2013 and 2012 of $1,305 and $1,207, respectively	$67,844	$69,480
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	(21,649)	—
Change in intangible assets, net related to a non-cash acquisition of an operating property	(3,517)	—
Change in acquired lease intangibles, net related to a non-cash acquisition of an operating property	462	—
Change in investments in joint venture related to non-cash acquisition of property	13,040	—
Change in operating real estate related to non-cash adjustment to land	(4,386)	—
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	(1,227)	(1,735)
Change in capital expenditures financed through retention payable at period end	(348)	56
Change in unfunded tenant allowance	(244)	(1,144)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned a 98.8% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2013, the Company owned 210 properties, consisting of 182 office properties, 19 industrial facilities, five mixed-use properties, one development property, two redevelopment properties and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 24.2 million net rentable square feet. In addition, as of June 30, 2013, the Company owned economic interests in 17 unconsolidated real estate ventures that contain approximately 6.2 million net rentable square feet (collectively, the “Real Estate Ventures”). As of June 30, 2013, the Company also owned 435 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As of June 30, 2013, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to 6.2 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2013, the management company subsidiaries were managing properties containing an aggregate of approximately 30.8 million net rentable square feet, of which approximately 24.2 million net rentable square feet related to Properties owned by the Company and approximately 6.6 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2013, the results of its operations for the three and six-month periods ended June 30, 2013 and 2012 and its cash flows for the six-month periods ended June 30, 2013 and 2012 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities determined to be VIEs, but for which the Company is not the primary beneficiary, the Company's maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any guarantees other than the guarantee of debt of the Real Estate Venture known as PJP VII which was approximately $0.6 million at June 30, 2013 (see Note 4), as well as a guarantee of the Company's share of the debt and potential cost overruns associated with the Real Estate Venture known as "HSRE-Campus Crest IX, LLC" (referred to hereafter as the "Grove Venture").
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
On January 25, 2013, the Company formed the Grove Venture together with two unaffiliated members. Based upon the facts and circumstances at formation of the Grove Venture, the Company determined that the Grove Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the Grove Venture. Based upon each member's shared power over the Grove Venture activities under the operating agreement of the Grove Venture, and the Company's lack of exclusive control over the development and construction phases of the project, the Grove Venture is not consolidated by the Company and is accounted for under the equity method of accounting. For further information regarding the Grove Venture and its formation, please refer to Note 4.
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
The Company determined during its impairment review for the three and six-month periods ended June 30, 2013 and 2012, that no impairment charges were necessary.
The Company is a party to a development agreement and related ground leases covering two adjacent parcels of land. On January 25, 2013, the Company contributed its rights under one of the ground leases and associated development rights to the Grove Venture (please refer to Note 4 for further information), and the Grove Venture commenced construction during the three months ended March 31, 2013. The Company has the right, on terms and conditions in the development agreement and ground lease, to commence development of the other parcel by December 31, 2015. If the Company determines that it will not be able to commence development of the other parcel by December 31, 2015, or if the Company determines that development is not in its best interest and is unable to extend the development period, then the Company will be required to write off all costs that it has incurred in preparing this remaining land parcel for development, amounting to $6.0 million as of June 30, 2013.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $5.1 million and $10.0 million for the three and six-month periods ended June 30, 2013, and approximately $5.3 million and $11.6 million for the three and six-month periods ended June 30, 2012, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $1.2 million for the three and six-month periods ended June 30, 2013, and by $0.6 million and $1.2 million for the three and six-month periods ended June 30, 2012, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives increased revenue by $0.1 million and decreased revenue by $0.3 million for the three and six-month periods ended June 30, 2013, and decreased revenue by $0.1 million and $0.5 million for the three and six-month periods ended June 30, 2012, respectively.
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

Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of June 30, 2013, 5,195,177 common shares remained available for future awards under the 1997 Plan (including 3,053,267 shares available solely for options and share appreciation rights). Through June 30, 2013, all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $2.4 million and $4.7 million during the three and six-month periods ended June 30, 2013, of which $0.3 million and $0.8 million, respectively, were capitalized as part of the Company’s review of employee compensation costs eligible for capitalization. The Company incurred stock-based compensation expense of $1.9 million and $3.6 million during the three and six-month periods ended June 30, 2012, of which $0.5 million and $0.9 million, respectively, were capitalized as part of the Company’s review of employee compensation costs eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Interest Rate Swaps	$175	$—	$175	$—
Liabilities:
Interest Rate Swaps	$3,089	$—	$3,089	$—
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Interest Rate Swaps	—	—	—	—
Liabilities:
Interest Rate Swaps	$14,210	$—	$14,210	$—
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
There were no items that were accounted for at fair value on a non-recurring basis for the six months ended June 30, 2013.
Notes Receivable
As of June 30, 2013 and December 31, 2012, notes receivable included a purchase money mortgage with a 20-year amortization period bearing interest at 8.5%, which was valued at $7.0 million and $7.2 million, respectively.

The Company periodically assesses the collectability of the notes receivable in accordance with the accounting standard for loan receivables. The Company's $7.0 million outstanding purchase money mortgage note mentioned above was extended to a buyer (the “Borrower”) of a parcel of land in Newtown, Pennsylvania who has since defaulted on the note. As a result, a forbearance agreement was entered into between the Company and the Borrower, outlining the repayment terms of the outstanding debt (including accrued interest), as well as the metrics for selling and settling on homes over an agreed period of time. The Company has determined that the loan modification represents a troubled debt restructuring due to the fact that the Borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts, and that a concession was granted in the form of the forbearance agreements. Recurring loan repayments to the Company are expected to begin during 2013, however, during the six months ended June 30, 2013, the Company received a payment from the Borrower of $0.2 million, which the Company applied against the principal of the remaining loan balance. Based on actual current sales to date, as well as cash flow projections provided by the Borrower, the Company believes that the total note will be fully paid during 2015. Given the current circumstances, the Company performs, on an ongoing basis, a collectability assessment of the note using the expected cash flow information provided by the Borrower. The Company has obtained documentation to support the assumptions used by the Borrower. Based on the results of its probability weighted cash flow analysis, the Company has determined that, as of June 30, 2013, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of June 30, 2013. It is still possible, however, that if the housing market deteriorates, the Borrower will not meet its sales targets, and would fail to repay the note, thereby causing a loan loss for the Company which could be material to the Company's consolidated results of operations.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2013 and December 31, 2012, the gross carrying value of the Company’s Properties was as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$665,416	$662,107
Building and improvements	3,466,460	3,576,065
Tenant improvements	488,584	487,997
	$4,620,460	$4,726,169
Acquisitions
On June 19, 2013, the Company acquired the remaining ownership interest in the Real Estate Venture known as "Six Tower Bridge" that it did not already own. See Note 4 "Investments in Unconsolidated Real Estate Ventures" for further discussion.
On April 25, 2013, the Company exercised its purchase option under the long term ground lease agreement it held through its acquisition of Three Logan Square on August 5, 2010 and acquired the 1.8 acre land parcel underlying Three Logan Square in Philadelphia, Pennsylvania for $20.8 million. The Company has accounted for the transaction as an asset acquisition. A portion of the original purchase price of Three Logan Square was allocated to the below market ground lease intangible asset, and as the sum of the purchase price of the land and the $4.3 million remaining balance for the intangible asset approximates the fair value of the land as unencumbered by the ground lease. The remaining intangible asset balance was reclassified to land upon exercise of the purchase option. The Company funded the cost of the acquisition with available corporate funds and capitalized $0.1 million of acquisition related costs as part of the basis in the operating land.
Dispositions
On June 28, 2013, the Company sold 16870 West Bernardo Drive, a 67,909 net rentable square feet office property located in San Diego, California, for a sales price of $18.0 million. The property was 98.8% occupied as of the date of sale.
On June 28, 2013, the Company sold 100 Arrandale Boulevard, a 34,931 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.5 million. The property was vacant at the date of sale.
On June 19, 2013, the Company sold 1700 Paoli Pike, a 28,000 net rentable square feet office property located in Malvern, Pennsylvania, for a sales price of $2.7 million. The property was vacant at the date of sale.
On June 14, 2013, the Company sold Pacific View Plaza, a 51,695 net rentable square feet office property located in Carlsbad, California, for a sales price of $10.3 million. The property was 90.5% occupied as of the date of sale.
On February 25, 2013, the Company sold a portfolio of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey for an aggregate sales price of $121.0 million. These properties, collectively known as "Princeton Pike Corporate Center," were 86.9% occupied as of the date of sale.
The sales of these properties are included in discontinued operations (see Note 10).

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2013, the Company had an aggregate investment of approximately $176.9 million in 17 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of June 30, 2013, 12 of the Real Estate Ventures owned 50 office buildings that contain an aggregate of approximately 6.2 million net rentable square feet; three Real Estate Ventures owned 24 acres of undeveloped parcels of land; one Real Estate Venture owned a one-acre parcel of land under active development and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Net property	$813,056	$923,536
Other assets	165,854	174,677
Other liabilities	27,054	53,645
Debt	709,975	724,780
Equity	241,881	319,788
Company’s share of equity (Company’s basis) (a)	176,875	193,555
(a) Amounts reflect the effects of basis differences resulting from assets contributed to Real Estate Ventures, as well as certain costs at the Real Estate Venture level. Basis differences occur from the impairment of investments and upon the transfer of assets that were previously owned by the Company into a Real Estate Venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the Real Estate Venture level.
The following is a summary of results of operations of the Real Estate Ventures for the three and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2013	2012	2013	2012
Revenue	$36,927	$39,064	$77,816	$77,872
Operating expenses	17,205	16,349	35,472	33,066
Interest expense, net	9,173	9,975	18,944	20,867
Depreciation and amortization	10,979	11,649	23,885	23,120
Net income (loss)	(430)	1,091	(485)	819
Company’s share of income (Company’s basis)	1,508	838	3,043	882

Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, the Company acquired the outside ownership interest in Six Tower Bridge real estate venture, through a nonmonetary exchange with an unaffiliated party for its ownership interest in the Two Tower Bridge real estate venture. The Company previously accounted for its noncontrolling interest in Six Tower Bridge using the equity method. As a result of this transaction the Company obtained control of the Six Tower Bridge property and the Company's existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, the Company recorded a gain of approximately $7.8 million which is reflected in "Gain on remeasurement of investment in real estate venture" on the accompanying statements of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by the Company with an unencumbered fair value of $24.5 million. The Company accounted for this acquisition as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, the Company exchanged its investment in Two Tower Bridge real estate venture in an nonmonetary transaction with an unaffiliated party to acquire the outside investor interest in the Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture's equity and the distribution provisions of the real estate venture agreement. Based on this fair value and the carrying value for the Company's investment of $(0.1) million, during 2013 the Company recognized a gain on exchange of interests in real estate ventures of $3.7 million.
Grove Venture
On January 25, 2013, the Company formed the Grove Venture, a joint venture among the Company and two unaffiliated parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The Grove Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania to be called The Grove at Cira Centre South (the "Grove"). Each of the Company and Campus Crest owns a 30% interest in the Grove Venture and HSRE owns a 40% interest. The Grove Venture is developing the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. The Company contributed to the Grove Venture its tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through a construction facility by PNC Bank, Capital One, and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014.
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
The Company, from time to time, also provides guarantees and indemnities, including environmental indemnities, in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. As of June 30, 2013, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of a Real Estate Venture. In addition, in connection with the Company's development of the Grove project through the Grove Venture, each of the Company and Campus Crest has provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $23.0 million).

BDN Beacon Venture
On March 26, 2013, the Company sold its entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of the Company's investment in the Beacon Venture amounted to $17.0 million at the sale date, with the Company's proceeds effectively matching the carrying amount.
5. DEFERRED COSTS
As of June 30, 2013 and December 31, 2012, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$150,128	$(58,085)	$92,043
Financing Costs	40,117	(12,243)	27,874
Total	$190,245	$(70,328)	$119,917

	December 31, 2012
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$150,331	$(58,343)	$91,988
Financing Costs	40,246	(9,991)	30,255
Total	$190,577	$(68,334)	$122,243
During the three and six-month periods ended June 30, 2013, the Company capitalized internal direct leasing costs of $1.6 million and $3.2 million, respectively, and $1.4 million and $2.7 million during the three and six-month periods ended June 30, 2012, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of June 30, 2013 and December 31, 2012, the Company’s intangible assets were comprised of the following (in thousands):

	June 30, 2013
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$84,944	$(43,027)	$41,917
Tenant relationship value	48,939	(32,360)	16,579
Above market leases acquired	3,139	(1,716)	1,423
Total	$137,022	$(77,103)	$59,919
Below market leases acquired	$77,004	$(46,549)	$30,455

	December 31, 2012
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$87,909	$(42,894)	$45,015
Tenant relationship value	56,137	(37,389)	18,748
Above market leases acquired	8,565	(1,708)	6,857
Total	$152,611	$(81,991)	$70,620
Below market leases acquired	$77,083	$(43,224)	$33,859

As of June 30, 2013, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2013 (six months remaining)	$8,044	$3,840
2014	13,740	6,181
2015	11,063	4,016
2016	6,497	2,076
2017	5,206	1,547
Thereafter	15,369	12,795
Total	$59,919	$30,455

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2013 and December 31, 2012 (in thousands):

Property / Location	June 30, 2013	December 31, 2012	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	$92,296	$93,188	5.36%	(a)	Aug-15
Two Logan Square	88,960	89,340	7.57%		Apr-16
Fairview Eleven Tower	21,847	22,000	4.25%		Jan-17
IRS Philadelphia Campus	194,083	197,111	7.00%		Sep-30
Cira South Garage	41,218	42,303	7.12%		Sep-30
Principal balance outstanding	438,404	443,942
Plus: fair market value premiums (discounts), net	(786)	(968)
Total mortgage indebtedness	$437,618	$442,974
UNSECURED DEBT:
Credit Facility	—	69,000	LIBOR + 1.50%		Feb-16
Three-Year Term Loan - Swapped to fixed	150,000	150,000	2.60%		Feb-15
Four-Year Term Loan - Variable	100,000	100,000	LIBOR + 1.75%		Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb-19
$250.0M 5.400% Guaranteed Notes due 2014	232,199	238,379	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	161,430	166,535	7.76%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	149,919	150,429	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr-18
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb-23
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	1,947,158	2,027,953
plus: original issue premium (discount), net	(5,031)	(5,597)
Total unsecured indebtedness	$1,942,127	$2,022,356
Total Debt Obligations	$2,379,745	$2,465,330

(a)	This loan was assumed upon acquisition of the property that secures the mortgage debt. The interest rate reflects the market rate at the time of acquisition.
During the six-month period ended June 30, 2013 and June 30, 2012, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.64% and 6.72%, respectively.
During the six months ended June 30, 2013, the Company repurchased $11.8 million of its outstanding unsecured notes in a series of transactions that are summarized in the following table (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2014 5.400% Notes	$6,570	$6,180	$(401)	$7
2015 7.500% Notes	5,728	5,105	(652)	15
2016 6.000% Notes	573	510	(63)	1
	$12,871	$11,795	$(1,116)	$23

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including to fund costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at June 30, 2013 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of June 30, 2013, the Company did not have any outstanding borrowings on its Credit Facility, with $0.9 million in letters of credit outstanding, leaving $599.1 million of unused availability under the Credit Facility. During each of the three and six-month periods ended June 30, 2013 and 2012, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

The Company has the option to increase the amounts available to be advanced under the Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity dates of each of the credit facilities, the $150.0 million three-year term loan and the $100.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. The Company may repay the $150.0 million three-year term loan and the $100.0 million four-year term loan at any time without penalty. The $200.0 million seven-year term loan is subject to a declining prepayment penalty (3.00% commencing one year after closing, 2.00% after two years, 1.00% after three years and without penalty thereafter).
The spread to LIBOR for LIBOR-based loans under the Credit Facility and term loans depends on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150 basis points under the Credit Facility, 175 basis points under both the $150.0 million three-year term loan and the $100.0 million four-year term loan and 190 basis points under the $200.0 million seven-year term loan. At the Company's option, advances under the Credit Facility and term loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of June 30, 2013.
The Credit Facility and term loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of June 30, 2013.
As of June 30, 2013, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2013 (six months remaining)	$5,700
2014	244,141
2015	411,463
2016	346,528
2017	330,323
Thereafter	1,047,407
Total principal payments	2,385,562
Net unamortized premiums/(discounts)	(5,817)
Outstanding indebtedness	$2,379,745
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2013 and December 31, 2012, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2013 and December 31, 2012 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$438,404	$474,036	$443,942	$486,412
Unsecured notes payable	$1,418,548	$1,495,998	$1,430,343	$1,553,123
Variable rate debt	$528,610	$526,693	$597,610	$595,693
Notes receivable	$7,026	$7,080	$7,226	$7,783

The fair value of the Company's unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of June 30, 2013 and December 31, 2012.
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
The only significant unobservable input in the discounted cash flow model is the discount rate. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders. For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used as of June 30, 2013 was 4.657%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2013, and current estimates of fair value may differ from the amounts presented herein.
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
Risks and Uncertainties
Challenging economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through 2013 and possibly beyond as the current economic climate continues to negatively impact tenants. The current financial markets also have an adverse effect on the Company’s Real Estate Venture partners and contractual counter parties, including counter parties in derivative contracts.

The Company was in compliance with all financial covenants as of June 30, 2013. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down or deterioration in the economy, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.
Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of June 30, 2013 and December 31, 2012. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				06/30/2013	12/31/2012				06/30/2013	12/31/2012
Assets:
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	154	(1,262)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	21	(1,129)
				$51,548	$51,548				$175	$(2,391)
Liabilities:
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$(1,506)	$(8,859)
Swap	Interest Rate	Cash Flow	(a)	77,000	77,000	2.703%	December 9-13, 2011	February 1, 2016	(798)	(1,343)
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	(328)	(458)
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	(174)	(245)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(283)	(914)
				$377,062	$377,062				$(3,089)	$(11,819)

(a) Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2013, two interest rate swaps held an asset position and were included in other assets on the Company's consolidated balance sheets. The remaining swaps are included in other liabilities on the Company's consolidated balance sheets.

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three and six-month periods ended June 30, 2013 and 2012. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.

10. DISCONTINUED OPERATIONS
For the three and six-month periods ended June 30, 2013, income from discontinued operations relates to the twelve properties sold by the Company during 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2013 (in thousands):

	Three-month period ended June 30, 2013	Six-month period ended June 30, 2013
Revenue:
Rents	$626	$4,129
Tenant reimbursements	2	331
Other	9	123
Total revenue	637	4,583
Expenses:
Property operating expenses	274	1,586
Real estate taxes	79	504
Depreciation and amortization	278	1,715
Total operating expenses	631	3,805
Other income (expense):
Interest income	2	2
Income from discontinued operations before gain on sale of interests in real estate	8	780
Net gain (loss) on disposition of discontinued operations (a)	(2,260)	3,044
Income from discontinued operations	$(2,252)	$3,824

(a) The loss of $(2.3) million for the second quarter of 2013 includes $1.1 million of closing costs incurred to sell the properties.

For the three and six-month periods ended June 30, 2012, income from discontinued operations relates to the 26 properties sold by the Company from January 1, 2012 through June 30, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2012 (in thousands):

	Three-month period ended June 30, 2012	Six-month period ended June 30, 2012
Revenue:
Rents	$7,322	$16,680
Tenant reimbursements	719	1,486
Termination fees	—	7
Other	164	188
Total revenue	8,205	18,361
Expenses:
Property operating expenses	2,137	4,841
Real estate taxes	843	1,977
Depreciation and amortization	2,695	6,274
Total operating expenses	5,675	13,092
Other income (expense):
Interest income	5	6
Income from discontinued operations before gain on sale of interests in real estate	2,535	5,275
Net gain on disposition of discontinued operations	10,177	24,845
Income from discontinued operations	$12,712	$30,120
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

As of June 30, 2013 and December 31, 2012, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $20.4 million and $21.2 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $23.8 million and $22.5 million, respectively, as of June 30, 2013 and December 31, 2012.
12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three month periods ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$9,432	$9,432	$(5,910)	$(5,910)
Net income (loss) from continuing operations attributable to non-controlling interests	(88)	(88)	201	201
Amount allocable to unvested restricted shareholders	(85)	(85)	(95)	(95)
Preferred share dividends	(1,725)	(1,725)	(3,049)	(3,049)
Preferred share redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common shareholders	7,534	7,534	(10,943)	(10,943)
Income (Loss) from discontinued operations	(2,252)	(2,252)	12,712	12,712
Discontinued operations attributable to non-controlling interests	26	26	(232)	(232)
Discontinued operations attributable to common shareholders	(2,226)	(2,226)	12,480	12,480
Net income attributable to common shareholders	$5,308	$5,308	$1,537	$1,537
Denominator
Weighted-average shares outstanding	155,347,384	155,347,384	143,300,637	143,300,637
Contingent securities/Share based compensation	—	1,343,817	—	—
Total weighted-average shares outstanding	155,347,384	156,691,201	143,300,637	143,300,637
Earnings per Common Share:
Income (Loss) from continuing operations attributable to common shareholders	$0.05	$0.05	$(0.08)	$(0.08)
Discontinued operations attributable to common shareholders	(0.02)	(0.02)	0.09	0.09
Net income attributable to common shareholders	$0.03	$0.03	$0.01	$0.01

	Six month periods ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$7,275	$7,275	$(13,982)	$(13,982)
Net income (loss) from continuing operations attributable to non-controlling interests	(39)	(39)	386	386
Amount allocable to unvested restricted shareholders	(193)	(193)	(191)	(191)
Preferred share dividends	(3,450)	(3,450)	(5,047)	(5,047)
Preferred share redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common shareholders	3,593	3,593	(20,924)	(20,924)
Income from discontinued operations	3,824	3,824	30,120	30,120
Discontinued operations attributable to non-controlling interests	(51)	(51)	(551)	(551)
Discontinued operations attributable to common shareholders	3,773	3,773	29,569	29,569
Net income (loss) attributable to common shareholders	$7,366	$7,366	$8,645	$8,645
Denominator
Weighted-average shares outstanding	149,508,957	149,508,957	143,060,796	143,060,796
Contingent securities/Share based compensation	—	1,157,288	—	—
Total weighted-average shares outstanding	149,508,957	150,666,245	143,060,796	143,060,796
Earnings per Common Share:
Income (Loss) from continuing operations attributable to common shareholders	$0.02	$0.02	$(0.15)	$(0.15)
Discontinued operations attributable to common shareholders	0.03	0.03	0.21	0.21
Net income (loss) attributable to common shareholders	$0.05	$0.05	$0.06	$0.06

Redeemable common limited partnership units totaling 1,763,739 and 2,657,721 as of June 30, 2013 and 2012, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six months ended June 30, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On April 10, 2013, the Parent Company closed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership continues to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.

On May 30, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $23.8 million, which was paid on July 19, 2013 to shareholders of record as of July 5, 2013. On May 30, 2013, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), that provided for the Parent Company's sale, from time to time until March 10, 2013, of up to an aggregate of 15,000,000 common shares in amounts and at times determined by the Parent Company. The Parent Company determined to sell shares under the Offering Program based on a variety of factors, including the trading price of its common shares, overall market conditions and the Parent Company's needs for and assessment of alternative sources of capital. Under the Offering Program, the Parent Company engaged sales agents, who received compensation of up to 2% of the gross sales price per share sold. From January 1, 2013 through the expiration of the Offering Program, as well as during the six-month period ended June 30, 2013, the Parent Company did not sell any shares under the Offering Program. From the inception of the Offering Program in March 2010 through its expiration, the Parent Company sold an aggregate of 6,421,553 common shares under the Offering Program at an average sales price of $12.50 per share. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 6,421,553 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed to it by the Parent Company to repay balances on credit facilities and for general corporate purposes.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the six-month period ended June 30, 2013. As of June 30, 2013, the Parent Company may purchase an additional 0.5 million shares under the current program limits.
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
13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three month periods ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$9,432	$9,432	$(5,910)	$(5,910)
Amount allocable to unvested restricted unitholders	(85)	(85)	(95)	(95)
Preferred unit dividends	(1,725)	(1,725)	(3,049)	(3,049)
Preferred unit redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common unitholders	7,622	7,622	(11,144)	(11,144)
Discontinued operations attributable to common unitholders	(2,252)	(2,252)	12,712	12,712
Net income attributable to common unitholders	$5,370	$5,370	$1,568	$1,568
Denominator
Weighted-average units outstanding	157,131,697	157,131,697	145,958,358	145,958,358
Contingent securities/Share based compensation	—	1,343,817	—	—
Total weighted-average units outstanding	157,131,697	158,475,514	145,958,358	145,958,358
Earnings per Common Partnership Unit:
Income (Loss) from continuing operations attributable to common unitholders	$0.05	$0.05	$(0.08)	$(0.08)
Discontinued operations attributable to common unitholders	(0.02)	(0.02)	0.09	0.09
Net income attributable to common unitholders	$0.03	$0.03	$0.01	$0.01

	Six-month periods ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$7,275	$7,275	$(13,982)	$(13,982)
Amount allocable to unvested restricted unitholders	(193)	(193)	(191)	(191)
Preferred unit dividends	(3,450)	(3,450)	(5,047)	(5,047)
Preferred unit redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common unitholders	3,632	3,632	(21,310)	(21,310)
Discontinued operations attributable to common unitholders	3,824	3,824	30,120	30,120
Net income attributable to common unitholders	$7,456	$7,456	$8,810	$8,810
Denominator
Weighted-average units outstanding	151,323,813	151,323,813	145,721,890	145,721,890
Contingent securities/Share based compensation	—	1,157,288	—	—
Total weighted-average units outstanding	151,323,813	152,481,101	145,721,890	145,721,890
Earnings per Common Partnership Unit:
Income (Loss) from continuing operations attributable to common unitholders	$0.02	$0.02	$(0.15)	$(0.15)
Discontinued operations attributable to common unitholders	0.03	0.03	0.21	0.21
Net income attributable to common unitholders	$0.05	$0.05	$0.06	$0.06

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the six months ended June 30, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Units and Preferred Mirror Units
On April 10, 2013, the Parent Company closed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership continues to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On May 30, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.8 million, which was paid on July 19, 2013 to unitholders of record as of July 5, 2013.
On May 30, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
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
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program during the six-month period ended June 30, 2013 and accordingly, during the six-month period ended June 30, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At June 30, 2013, options exercisable for 2,868,838 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan. There were 184,429 options unvested as of June 30, 2013 and $0.3 million of unrecognized compensation expense associated with these options to be recognized over a weighted average term of 0.7 years. During the three and six-month periods ended June 30, 2013 the Company recognized compensation expense related to unvested options of $0.2 million and $0.4 million, of which a nominal amount and $0.1 million, respectively, were capitalized. During the three and six-month periods ended June 30, 2012 the Company recognized compensation expense related to unvested options of $0.4 million and $0.7 million, of which $0.1 million and $0.2 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
Option activity as of June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,337,549	$14.50	7.20	$—
Granted	—	—	—	—
Exercised	(166,620)	$10.26	—	—
Canceled	(117,662)	$18.61
Outstanding at June 30, 2013	3,053,267	$15.35	5.68	$—
Vested/Exerciseable at June 30, 2013	2,868,838	$15.58	5.56	$—

Restricted Share Awards
As of June 30, 2013, 563,713 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. At June 30, 2013, approximately $3.3 million of compensation expense remained to be recognized and is expected to be recognized over a weighted average remaining vesting period of 1.6 years. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $1.8 million during the three and six-month periods ended June 30, 2013, of which $0.1 million and $0.3 million, respectively, were capitalized as part of the Company’s policies for capitalizing eligible portions of employee compensation. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million and $1.5 million during the three and six-month periods ended June 30, 2012, of which $0.2 million and $0.3 million, respectively, were capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2013	597,708	$9.46
Granted	182,576	13.13
Vested	(208,306)	13.13
Forfeited	(8,265)	11.41
Non-vested at June 30, 2013	563,713	$12.56
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
For the three and six-month periods ended June 30, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 awards of $1.3 million and $2.5 million, of which $0.2 million and $0.4 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three and six-month periods ended June 30, 2012, the Company recognized total compensation expense for the 2012, 2011 and 2010 awards of $0.7 million and $1.3 million, of which $0.2 million and $0.4 million, respectively, were capitalized.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within the Company’s consolidated balance sheet amounted to $39.1 million as of both June 30, 2013 and December 31, 2012. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.7 million at the end of the period ended June 30, 2013 and $2.6 million at December 31, 2012, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize, on an annual basis, the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at both June 30, 2013 and December 31, 2012 is $1.6 million, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $0.7 million for the three and six-month periods ended June 30, 2013, respectively, and and $0.3 million and $0.7 million for the three and six-month periods ended June 30, 2012, respectively.

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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at each of June 30, 2013 and December 31, 2012. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in 2017.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at each of June 30, 2013 and December 31, 2012 is $5.3 million, and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of June 30, 2013, the Company was managing its portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad, California. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey/Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
As of June 30, 2013:
Real estate investments, at cost:
Operating properties	$1,198,731	$1,023,619	$1,199,885	$408,940	$310,229	$286,808	$192,248	$—	$4,620,460
Construction-in-progress								51,260	51,260
Land inventory								94,444	94,444
As of December 31, 2012:
Real estate investments, at cost:
Operating properties	$1,178,730	$988,590	$1,193,200	$546,644	$309,923	$285,346	$223,736	$—	$4,726,169
Construction-in-progress								48,950	48,950
Land inventory								102,439	102,439
For the three-months ended June 30, 2013:
Total revenue	$37,276	$36,142	$28,783	$15,676	$8,954	$9,871	$4,536	$(319)	$140,919
Property operating expenses, real estate taxes and third party management expenses	13,151	13,587	10,774	7,245	3,599	4,208	2,339	165	55,068
Net operating income	$24,125	$22,555	$18,009	$8,431	$5,355	$5,663	$2,197	$(484)	$85,851
For the three-months ended June 30, 2012:
Total revenue	$36,784	$31,911	$26,967	$15,284	$8,903	$8,188	$4,210	$(444)	$131,803
Property operating expenses, real estate taxes and third party management expenses	12,640	11,962	10,451	7,083	3,470	3,611	2,249	(331)	51,135
Net operating income	$24,144	$19,949	$16,516	$8,201	$5,433	$4,577	$1,961	$(113)	$80,668
For the six-months ended June 30, 2013:
Total revenue	$75,461	$72,067	$56,567	$31,278	$17,719	$19,129	$9,142	$(621)	$280,742
Property operating expenses, real estate taxes and third party management expenses	27,050	27,121	21,536	14,653	7,282	8,165	4,498	(57)	110,248
Net operating income	$48,411	$44,946	$35,031	$16,625	$10,437	$10,964	$4,644	$(564)	$170,494
For the six-months ended June 30, 2012:
Total revenue	$74,736	$65,062	$53,403	$31,013	$17,937	$15,682	$8,586	$(826)	$265,593
Property operating expenses, real estate taxes and third party management expenses	25,902	24,648	20,518	14,912	7,112	7,009	4,384	(771)	103,714
Net operating income	$48,834	$40,414	$32,885	$16,101	$10,825	$8,673	$4,202	$(55)	$161,879
Net operating income (“NOI”)is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding the Company's financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. Below is a reconciliation of consolidated NOI to consolidated net income, as defined by GAAP:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2013	2012	2013	2012
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$85,851	$80,668	$170,494	$161,879
Less:
Interest expense	(30,437)	(32,981)	(61,351)	(67,125)
Deferred financing costs	(1,183)	(1,261)	(2,344)	(2,572)
Depreciation and amortization	(49,300)	(47,476)	(98,846)	(95,350)
General and administrative expenses	(7,335)	(6,079)	(13,886)	(12,129)
Plus:
Interest income	122	1,838	180	2,320
Interest expense - financing obligation	(211)	(196)	(429)	(378)
Equity in income of real estate ventures	1,508	838	3,043	882
Gain from remeasurement of investment in a real estate venture	7,847	—	7,847	—
Net gain (loss) on real estate venture transactions	3,683	(11)	3,683	(11)
Loss on early extinguishment of debt	(1,113)	(1,250)	(1,116)	(1,498)
Income (loss) from continuing operations	9,432	(5,910)	7,275	(13,982)
Income from discontinued operations	(2,252)	12,712	3,824	30,120
Net income	$7,180	$6,802	$11,099	$16,138
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

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 16 to 90 years. Minimum future rental payments on non-cancelable leases at June 30, 2013 are as follows (in thousands):

2013 (six months remaining)	$1,099
2014	2,288
2015	2,288
2016	2,288
2017	2,288
Thereafter	280,519
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the "TRC acquisition"), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of June 30, 2013, the Company had a balance of $1.6 million for this liability in its consolidated balance sheet.
The Company was audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company appealed the proposed adjustment and during the second quarter of 2013, the IRS finalized a settlement agreement which will not result in a material liability to the Company. The contributor of partnership interests in the 2004 transaction has agreed not to assert a claim against the Company for federal income tax purposes under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 merger with Prentiss Properties Trust ("Prentiss"), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.
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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six-month periods ended June 30, 2013 and 2012 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2013, our 210 property portfolio consisted of 182 office properties, 19 industrial facilities, five mixed-use properties (206 core properties), one development property, two redevelopment properties and one re-entitlement property that contain an aggregate of approximately 24.2 million net rentable square feet. As of June 30, 2013, we also held economic interests in 17 unconsolidated real estate ventures that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.2 million net rentable square feet.
As of June 30, 2013, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden, and Mercer counties in New Jersey and New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad, California.
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
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at June 30, 2013 was 87.9%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three months ended June 30, 2013:

	Three-month period ended	Six-month period ended
	June 30, 2013	June 30, 2013
Leasing Activity:
Core portfolio net rentable square feet owned (1)	23,373,550	23,373,550
Occupancy percentage (end of period)	87.9%	87.9%
Average occupancy percentage	88.0%	87.9%
New leases and expansions commenced (square feet)	460,960	780,204
Leases renewed (square feet)	434,240	807,113
Net absorption (square feet) (2)	20,216	(103,724)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	13.2%	10.8%
Renewal rental rates	9.1%	9.9%
Combined rental rates	10.6%	10.2%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$2.68	$3.74
Tenant Improvements (per square feet)	$7.00	$9.17

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment or a re-entitlement property), including properties that were sold during these periods.

(2)	Includes leasing related to completed developments and redevelopments, as well as properties sold during the six month period ended June 30, 2013.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on an average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 2.7% of our aggregate final annualized base rents as of June 30, 2013 (representing approximately 2.8% of the net rentable square feet of the Properties) expire without penalty in 2013. As of June 30, 2013, the annualized rent per square foot of these expiring leases amounted to $22.10, and although we can provide no assurance, we currently expect that the annualized market rent per square foot will increase by 5% to 7% through a combination of new leases and renewals throughout the year. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the six months ended June 30, 2013, we achieved a 66.2% retention rate in our core portfolio, which was primarily attributable to a former tenant in our Austin, Texas region vacating approximately 0.1 million net rentable square feet. We have leased the majority of this vacated space and new tenants will commence occupancy over the remainder of 2013. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.0 million or 11.1% of total receivables (including accrued rent receivables) as of June 30, 2013 compared to $16.6 million or 10.9% of total receivables (including accrued rent receivables) as of December 31, 2012.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
As of June 30, 2013, we owned approximately 435 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of June 30, 2013, the total potential development that these land parcels could support amounted to 6.2 million square feet.
We are a party to a development agreement and related ground leases covering two adjacent parcels of land. As described below under "Recent Property Transactions - The Grove Venture" and in Note 4 above, on January 25, 2013, we contributed our development rights in one of the land parcels to the Grove Venture, and during the three months ended March 31, 2013 the Grove Venture commenced construction of a student housing tower. As to the other parcel, we have the right, on terms and conditions in the development agreement and applicable ground lease, to commence development of such other parcel by December 31, 2015. If we determine that we will not be able to commence development of the other parcel by December 31, 2015, or if we determine that development is not in our best interests and we are unable to obtain an additional extension of the development period, then we will be required to write-off all costs that we have incurred in preparing this parcel for development, amounting to $6.0 million as of June 30, 2013.
RECENT PROPERTY TRANSACTIONS
Real Estate Acquisitions/Dispositions
On April 25, 2013, we exercised our purchase option under the long term ground lease agreement we held through our acquisition of Three Logan Square on August 5, 2010 and acquired the 1.8 acre land parcel underlying Three Logan Square in Philadelphia, Pennsylvania for $20.8 million. We have accounted for the transaction as an asset acquisition. A portion of the original purchase price of Three Logan Square was allocated to the below market ground lease intangible asset, and the sum of the purchase price of the land and the$4.3 million remaining balance for the intangible asset approximates the fair value of the land as an unencumbered ground lease. The remaining intangible asset balance was reclassified to land upon exercise of the purchase option. We funded the cost of the acquisition with available corporate funds and capitalized $0.1 million of acquisition related costs as part of the basis in the operating land.
On June 28, 2013, we sold 16870 West Bernardo Drive, a 67,909 net rentable square feet office property located in San Diego, California, for a sales price of $18.0 million. The property was 98.8% occupied as of the date of sale.
On June 28, 2013, we sold 100 Arrandale Boulevard, a 34,931 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.5 million. The property was vacant at the date of sale.
On June 19, 2013, the Company sold 1700 Paoli Pike, a 28,000 net rentable square feet office property located in Malvern, Pennsylvania, for a sales price of $2.7 million. The property was vacant at the date of sale.
On June 14, 2013, we sold Pacific View Plaza, a 51,695 net rentable square feet office property located in Carlsbad, California, for a sales price of $10.3 million. The property was 90.5% occupied as of the date of sale.
On February 25, 2013, we sold a portfolio of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey for an aggregate sales price of $121.0 million. These properties, collectively known as "Princeton Pike Corporate Center," were 86.9% occupied as of the date of sale.

Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, we acquired the outside ownership interest in Six Tower Bridge real estate venture, through a nonmonetary exchange with an unaffiliated party for our ownership interest in the Two Tower Bridge real estate venture. We previously accounted for our noncontrolling interest in Six Tower Bridge using the equity method. As a result of this transaction we obtained control of the Six Tower Bridge property and our existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, we recorded a gain approximately $7.8 million which is reflected in "Gain on remeasurement of investment in real estate venture" on the accompanying statements of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by us with an unencumbered fair value of $24.5 million. We accounted for this acquisition as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, we exchanged our investment in Two Tower Bridge real estate venture in an nonmonetary transaction with an unaffiliated party to acquire the outside investor interest Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture's equity and distribution provisions of the real estate venture agreement. Based on the fair value and the carrying value for our investment of $(0.1) million, during 2013 we recognized a gain on exchange of interests in real estate ventures of $3.7 million.
The Grove Venture
On January 25, 2013, we formed the Grove Venture, a joint venture among the Company and two unaffiliated parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The Grove Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania to be called The Grove at Cira Centre South (the "Grove"). We and Campus Crest each own a 30% interest in the Grove Venture and HSRE owns a 40% interest. The Grove Venture is developing the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. We contributed to the Grove Venture our tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through a construction facility by PNC Bank, Capital One, and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014.
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
BDN Beacon Venture
On March 26, 2013, we sold our entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of our investment in the Beacon Venture amounted to $17.0 million at the sale date, with our proceeds effectively matching the carrying amount.
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

Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 2 in our unaudited consolidated financial statements for the three and six-month periods ended June 30, 2013 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and six-month periods ended June 30, 2013 and 2012. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis below is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share based awards to our executives and employees and professional fees that we incur as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 16 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income.
Comparison of the Three-Month Periods Ended June 30, 2013 and June 30, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 204 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through June 30, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2012 or disposed prior to June 30, 2013. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2013 and 2012 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended June 30, 2013 to the three-months ended June 30, 2012

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$106,739	$103,230	$3,509	$654	$—	$2,103	174	$(688)	$(694)	$108,808	$102,710	$6,098
Straight-line rents	4,966	5,491	(525)	80	—	694	—	—	2	5,740	5,493	247
Above/below market rent amortization	1,490	1,510	(20)	50	—	246	—	—	—	1,786	1,510	276
Total rents	113,195	110,231	2,964	784	—	3,043	174	(688)	(692)	116,334	109,713	6,621
Tenant reimbursements	18,743	18,020	723	370	—	460	214	(8)	(5)	19,565	18,229	1,336
Termination fees	410	101	309	—	—	—	—	—	—	410	101	309
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,153	2,872	3,153	2,872	281
Other	950	865	85	—	—	120	(3)	387	26	1,457	888	569
Total revenue	133,298	129,217	4,081	1,154	—	3,623	385	2,844	2,201	140,919	131,803	9,116
Property operating expenses	39,487	38,640	847	202	—	1,285	290	(1,484)	(2,567)	39,490	36,363	3,127
Real estate taxes	13,390	13,182	208	183	—	448	111	194	215	14,215	13,508	707
Third party management expenses	—	—	—	—	—	—	—	1,363	1,264	1,363	1,264	99
Net operating income	80,421	77,395	3,026	769	—	1,890	(16)	2,771	3,289	85,851	80,668	5,183
General & administrative expenses	—	(4)	4	181	—	—	—	7,154	6,083	7,335	6,079	1,256
Depreciation and amortization	45,465	47,190	(1,725)	352	—	1,953	167	1,530	119	49,300	47,476	1,824
Operating income (loss)	$34,956	$30,209	$4,747	$236	$—	$(63)	$(183)	$(5,913)	$(2,913)	$29,216	$27,113	$2,103
Number of properties	204	204		2		4		—		210
Square feet	23,121	23,121		252		792		—		24,165
Core Occupancy % (d)	87.9%	87.5%		87.7%		N/A				87.9%
Other Income (Expense):
Interest income										122	1,838	(1,716)
Interest expense										(30,437)	(32,981)	2,544
Interest expense — deferred financing costs										(1,183)	(1,261)	78
Interest expense — financing obligation										(211)	(196)	(15)
Equity in income of real estate ventures										1,508	838	670
Gain from remeasurement of investment in a real estate venture										7,847	—	7,847
Net gain (loss) on real estate venture transactions										3,683	(11)	3,694
Loss on early extinguishment of debt										(1,113)	(1,250)	137
Income (loss) from continuing operations										9,432	(5,910)	15,342
Income (loss) from discontinued operations										(2,252)	12,712	(14,964)
Net income										$7,180	$6,802	$378
Income per common share										$0.03	$0.01	$0.02
EXPLANATORY NOTES

(a)	Results include: Two acquired properties.

(b)	Results include: One development, two redevelopments and one re-entitlement property.

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $6.1 million from the second quarter of 2012 to the second quarter of 2013, primarily attributable to:

•	an increase of $3.5 million due to a 3.4% increase in cash rental rates for the second quarter of 2013 compared to the second quarter of 2012.

•
an increase of $2.0 million due to our acquisition of 1900 Market Street during the fourth quarter of 2012. This property was 76.6% occupied as of June 30, 2013, with redevelopment expected to commence in the second half 2013 in anticipation of the lead tenant's departure in late 2015;

•	an increase of $0.7 million related to the acquisition of 7000 West at Lantana during the fourth quarter of 2012.
Straight-line rents increased by $0.2 million due to a $0.7 million increase related to a tenant taking occupancy of a portion of a redevelopment property, 660 Germantown Pike, during the third quarter of 2012, offset by free rent converting to cash rent subsequent to the second quarter of 2012 at our same store properties.
Tenant reimbursements increased by $1.3 million, consistent with the increase in operating expenses over the same period. Please see the Property Operating Expenses and Real Estate Taxes explanations below and note that certain costs carry a higher tenant reimbursement percentage.
Termination fees at our Total Portfolio increased by $0.3 million due to timing and volume of tenant move-outs during the second quarter of 2013 when compared to the second quarter of 2012.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $3.1 million for the second quarter of 2013 compared to the second quarter of 2012, primarily attributable to: (i) an increase of $1.2 million in repairs and maintenance expenses, directly attributable to timing and tenant needs, (ii) an increase of $1.0 million as a result of our acquisitions of 1900 Market Street and 7000 West Lantana during the fourth quarter of 2012, and (iii) an increase of $0.5 million in salaries and related benefits from 2012 to 2013. The remaining increase is attributable to various expenses none of which was materially significant.
Real Estate Taxes
Real estate taxes increased by $0.7 million, mainly attributable to our acquisitions of 7000 West Lantana and 1900 Market Street during the fourth quarter of 2012, as well as the placement into service of a portion of 660 West Germantown Pike subsequent to the second quarter of 2012.
General and Administrative Expenses
General and administrative expenses increased $1.2 million from the second quarter of 2012 to the second quarter of 2013, mainly attributable to the following:

•
an increase in the amortization of performance-based compensation of $0.7 million. This increase is due to the fact that certain of our executive personnel met qualifying retirement conditions during 2013, causing an acceleration of their associated performance based compensation expense for financial reporting purposes;

•	an increase of $0.3 million related to acquisition costs incurred, and;

•	an increase of $0.2 million in salaries and related benefits.
Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million, primarily attributable to the acceleration of depreciation expense for Plaza 1000 at Main Street and 6 East Clementon. We are in the process of re-entitling these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date. In addition, a portion of 660 West Germantown Pike was placed into service subsequent to the second quarter of 2012 resulting in additional depreciation expense during the second quarter of 2013.

Interest Income
Interest income decreased by $1.7 million primarily due to the recognition of $1.0 million of accrued interest income related to the payoff of the Trenton note receivable during the second quarter of 2012. The installment sales method was used to account for the transaction as a result of the associated note receivable, and therefore interest income was recognized on a cash basis. We recognized all of the interest income accrued through the second quarter of 2012 upon receipt of payment from the borrower. The remaining decrease of $0.7 million is due to a decrease in interest income earned related to investments in available-for-sale securities that were outstanding during the second quarter of 2012. Interest income during the second quarter of 2013 primarily represents interest earned on our available operating cash balances ($215.9 million as of June 30, 2013).
Interest Expense
The decrease in interest expense of $2.5 million is primarily due to the following:

•
a decrease of $2.6 million as a result of the repurchases of debt subsequent to the second quarter of 2012, including (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $55.8 million of our 7.500% Guaranteed Notes due 2015, and (iii) $100.1 million of our 6.000% Guaranteed Notes due 2016;

•	a decrease of $1.4 million in mortgage interest expense which is directly related to the $60.0 million decrease resulting from the repayment of two mortgage loans during the fourth quarter of 2012;

•	a decrease of $0.8 million in Term Loan interest expense which is directly related to repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012; and,

•
a decrease of $0.3 million in swap interest expense which is directly related to us terminating the interest rate swap contracts upon repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012.

The decrease of $5.1 million in interest expense described above was offset by the following increases in interest expense during the second quarter of 2013 compared to the second quarter of 2012:

•	an increase of $2.5 million related to our $250.0 million 3.950% Guaranteed Notes due 2023 issued in the fourth quarter of 2012; and,

•	an increase of $0.1 million related to a decrease in capitalized interest.
Equity in Income of Real Estate Ventures
The increase in equity in income of real estate ventures of $0.7 million is attributable to the following: (i) an increase of $0.3 million from a cash distribution received from the Two Tower Bridge Venture in excess of our investment basis, (ii) an increase of $0.4 million as a result of an increase in the preferred return recognized at the One and Two Commerce Square Real Estate Ventures, and (iii) an increase of $0.5 million is the result of normal operating activities at the partnership level. These increases were offset by a decrease of $0.5 million as a result of selling our interest in the Beacon Venture during the first quarter of 2013.
Gain on Remeasurement of an Investment in a Real Estate Venture
Gain on remeasurement of an investment in a real estate venture increased $7.8 million with no comparable gains recognized during the six-month period ended June 30, 2012. This gain resulted from the Company taking control of Six Tower Bridge during the second quarter of 2013 which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge (discussed in Footnote 4 of our consolidated financial statements).
Net Gain on Real Estate Venture Transactions
The $3.7 million increase in gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture that we did not already own, as discussed above in Footnote 4 of our consolidated financial statements.
Discontinued Operations
During the three months ended June 30, 2013, we sold one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania and one property located in Exton, Pennsylvania. Through the date of sale during the second quarter, the properties had total revenues of $0.6 million, property operating expenses of $0.4 million and $0.3 million of depreciation and amortization expense. We recognized a net loss on sale related to these transactions of $2.3 million which includes of $1.1 million of closing costs to sell the properties discussed above.

The June 30, 2012 amounts are reclassified to include the operations of the properties sold through the second quarter of 2013, as well as all properties that were sold through the year ended December 31, 2012. Therefore, the discontinued operations amount for the second quarter of 2012 includes total revenue of $8.2 million, operating expense of $2.9 million, and depreciation and amortization of $2.7 million.
Net income
Net income increased by $0.4 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income per Common Share
Income per share was $0.03 during the three months ended June 30, 2013 as compared to income per share of $0.01 during the three months ended June 30, 2012 as a result of the factors described above.
Comparison of the Six-Month Periods Ended June 30, 2013 and June 30, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 204 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through June 30, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2012 or disposed prior to June 30, 2013. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2013 and 2012 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six-months ended June 30, 2013 to the six-months ended June 30, 2012

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$212,464	$204,812	$7,652	$1,215	$—	$4,214	330	$(1,370)	$(1,368)	$216,523	$203,774	$12,749
Straight-line rents	9,529	11,958	(2,429)	162	—	1,412	14	1	5	11,104	11,977	(873)
Above/below market rent amortization	2,984	2,953	31	100	—	490	—	—	—	3,574	2,953	621
Total rents	224,977	219,723	5,254	1,477	—	6,116	344	(1,369)	(1,363)	231,201	218,704	12,497
Tenant reimbursements	38,309	36,460	1,849	719	—	895	423	(7)	2	39,916	36,885	3,031
Termination fees	906	1,591	(685)	—	—	—	—	—	—	906	1,591	(685)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	6,389	6,014	6,389	6,014	375
Other	1,578	2,233	(655)	—	—	135	10	617	156	2,330	2,399	(69)
Total revenue	265,770	260,007	5,763	2,196	—	7,146	777	5,630	4,809	280,742	265,593	15,149
Property operating expenses	79,745	78,409	1,336	386	—	2,554	641	(3,777)	(4,827)	78,908	74,223	4,685
Real estate taxes	26,842	26,328	514	352	—	1,016	222	342	427	28,552	26,977	1,575
Third party management expenses	—	—	—	—	—	—	—	2,788	2,514	2,788	2,514	274
Net Operating Income	159,183	155,270	3,913	1,458	—	3,576	(86)	6,277	6,695	170,494	161,879	8,615
General & administrative expenses	—	(6)	6	181	—	3	—	13,702	12,135	13,886	12,129	1,757
Depreciation and amortization	91,023	94,702	(3,679)	703	—	3,411	350	3,709	298	98,846	95,350	3,496
Operating Income (loss)	$68,160	$60,574	$7,586	$574	$—	$162	(436)	$(11,134)	$(5,738)	$57,762	$54,400	$3,362
Number of properties	204	204		2		4				210
Square feet	23,121	23,121		—		792				24,165
Occupancy % (d)	87.9%	87.5%		87.7%		N/A				87.9%
Other Income (Expense):
Interest income										180	2,320	(2,140)
Interest expense										(61,351)	(67,125)	5,774
Interest expense — deferred financing costs										(2,344)	(2,572)	228
Interest expense — financing obligation										(429)	(378)	(51)
Equity in income of real estate ventures										3,043	882	2,161
Gain from remeasurement of investment in a real estate venture										7,847	—	7,847
Net gain (loss) on real estate venture transactions										3,683	(11)	3,694
Loss on early extinguishment of debt										(1,116)	(1,498)	382
Income (loss) from continuing operations										7,275	(13,982)	$21,257
Income from discontinued operations										3,824	30,120	(26,296)
Net income										$11,099	$16,138	$(5,039)
Income per common share										$0.05	$0.06	$(0.01)

EXPLANATORY NOTES

(a)	Results include: Two acquired properties.

(b)	Results include: One development, two redevelopments and one re-entitlement property.

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $12.7 million from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily reflecting:

•	an increase of $7.6 million due to a 3.7% increase in renewal cash rental rates from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013;

•
an increase of $3.9 million due to our acquisition of 1900 Market Street during the fourth quarter of 2012. This property was 76.6% occupied as of June 30, 2013, with redevelopment expected to commence in the second half of 2013 in anticipation of the lead tenant's departure in late 2015,and;

•	an increase of $1.2 million related to the acquisition of 7000 West at Lantana during the fourth quarter of 2012.
Straight-line rents decreased by $0.9 million during the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 due to a $1.4 million increase related to a tenant taking occupancy of a portion of a redevelopment property, 660 Germantown Pike, during the third quarter of 2012 offset by free rent converting to cash rent subsequent to the second quarter of 2012 at our same store properties.
Tenant reimbursements increased by $3.0 million consistent with the increase in operating expenses over the same period. Please see the Property Operating Expenses and Real Estate Taxes explanations below and note that certain costs, such as snow removal costs, carry a higher tenant reimbursement percentage.
Property Operating Expenses
Property operating expenses at the Total Portfolio increased by $4.7 million mainly due to $2.3 million of additional expenses from the aforementioned properties that we acquired and placed in service during 2012. The remaining increase is attributable to the following, (i) a $0.7 million increase in repairs and maintenance expenses, directly attributable to timing and tenant needs, (ii) an increase of $0.5 million in contract janitorial and landscaping expenses, (iii) an increase of $0.4 million in snow removal costs as a result of a more severe winter during 2013 compared to 2012, (iv) an increase of $0.5 million in salaries and related benefits from 2012 to 2013, and (v) an increase of $0.2 million in bad debt expense, directly related to the increase in straight-line revenue. The remaining increase is attributable to increases in various expenses from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013, none of which were materially significant.
Real Estate Taxes
Real estate taxes increased by $1.6 million mainly due to additional real estate taxes from the aforementioned properties that we acquired and placed into service during 2012.
General and Administrative Expenses
General and administrative expenses increased $1.8 million from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013, mainly attributable to the following:

•
an increase in the amortization of performance-based compensation of $1.2 million. This increase is due to the fact that certain of our executive personnel meet qualifying retirement conditions during 2013, causing an acceleration of their associated performance based compensation to fully vest;

•	an increase of $0.3 million related to acquisition costs incurred;

•	an increase of $0.2 million in professional fees, and:

•	an increase $0.1 million in payroll expenditures.
Depreciation and Amortization

Depreciation and amortization increased by $3.5 million from the six-month period ended June 30, 2012 to the six-month period ended June 30, 2013 was attributable to a $4.5 million increase in depreciation expense for Plaza 1000 at Main Street and 6 East Clementon. We are in the process of re-entitling these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date. An additional increase of $2.7 million is related to the aforementioned properties that we acquired and placed in service during 2012. These increases were offset by a decrease of $3.7 million as a result of retiring assets at our same store portfolio.
Interest Income

Interest income decreased by $2.1 million primarily due to the recognition of $1.0 million of accrued interest income related to the payoff of the Trenton note receivable during second quarter of 2012. The installment sales method was used to account for the transaction as a result of the associated note receivable, and therefore interest income was recognized on a cash basis. We recognized all of the interest income accrued through the second quarter of 2012 upon receipt of payment from the borrower. The remaining decrease of $1.1 million is due a decrease in interest income earned on investments in available-for-sale securities that were outstanding during the six-month period ended June 30, 2012. Interest income earned during the six-month period ended June 30, 2013 primarily represents interest earned on our available operating cash balances ($215.9 million as of June 30, 2013).
Interest Expense

The decrease in interest expense of $5.8 million is primarily due to the following:

•
a decrease of $5.4 million as a result of the repurchases of debt subsequent to the second quarter of 2012, including (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $55.8 million of our 7.500% Guaranteed Notes due 2015, and (iii) $100.1 million of our 6.000% Guaranteed Notes due 2016;

•	a decrease of $2.7 million in mortgage interest expense which is directly related to the $60.0 million decrease resulting from the repayment of two mortgage loans during the fourth quarter of 2012;

•	a decrease of $2.2 million related to our $151.5 million 5.400% Guaranteed Notes that matured and were repaid in full during April 2012; and,

•	a decrease of $0.5 million in Term Loan interest expense which is directly related to repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012.

The decrease of $10.8 million in interest expense described above was offset by the following increases in interest expense during six-month period ending June 30, 2013 compared to the six-month period ending June 30, 2012:

•	an increase of $5.0 million related to our $250.0 million 3.950% Guaranteed Notes due 2023 issued in the fourth quarter of 2012.
Equity in Income of Real Estate Ventures
The increase in equity in income of real estate ventures of $2.2 million is attributable to the following, (i) an increase of $1.0 million as a result of an increase in the preferred return recognized at the One and Two Commerce Square Real Estate Ventures, (ii) an increase of $0.3 million related the Six Tower Bridge Venture as a result of repaying its mortgage indebtedness in full during the fourth quarter of 2012, (iii) an increase of $0.2 million from a cash distribution received from the Two Tower Bridge Venture in excess of our investment basis, (iv) an increase of $0.3 from selling our interest in the Beacon Venture during the first quarter of 2013, and (v) an increase of $0.4 million as a result of normal operating activities at the partnership level.
Gain on Remeasurement of an Investment in a Real Estate Venture
Gain on remeasurement of an investment in a real estate venture increased $7.8 million with no comparable gains recognized during the six-month period ended June 30, 2012. This gain resulted from the Company taking control of Six Tower Bridge during the six months ended June 30, 2013 which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge that we did not already own(discussed in Footnote 4 of our consolidated financial statements).

Net Gain on Real Estate Venture Transactions
The $3.7 million increase in gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture, as discussed above in Footnote 4 of our consolidated financial statements.
Loss on Early Extinguishment of Debt

During the six-month period ended June 30, 2013, we repurchased (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $5.1 million of our 7.500% Guaranteed Notes due 2015, and (iii) $0.5 million of our 6.000% Guaranteed Notes due 2016, which resulted in a net loss on early extinguishment of debt of $1.1 million.
During the six-month period ended June 30, 2012, we repurchased (i) $4.3 million of our 5.400% Guaranteed Notes due 2014, (ii) $10.1 million of our 7.500% Guaranteed Notes due 2015, and (iii) $0.3 million of our 5.750% Guaranteed Notes due 2012, which resulted in a net loss on early extinguishment of debt of $1.5 million.
Discontinued Operations
During the six-month period ended June 30, 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania and one property located in Exton, Pennsylvania. Through the date of sale during the six-month period ending June 30, 2013, the properties had total revenues of $4.6 million, property operating expenses of $2.1 million and $1.7 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.0 million.
The amounts for the six months ended June 30, 2012 are reclassified to include the operations of the properties sold during the six months ended June 30, 2013, as well as all properties that were sold through the year ended December 31, 2012. Therefore, the discontinued operations amount for the six-month period ended June 30, 2012 includes total revenue of $18.4 million, operating expense of $6.8 million, and depreciation and amortization of $6.3 million.
Net income
Net income decreased by $5.0 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income per Common Share
Income per share was $0.05 during the six months ended June 30, 2013 as compared to income per share of $0.06 during the six months ended June 30, 2012 as a result of the factors described above.
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
As of June 30, 2013, the Parent Company owned a 98.8% interest in the Operating Partnership. The remaining interest of approximately 1.2% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
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
On April 10, 2013, the Parent Company completed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to continue to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On May 30, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $23.8 million, which it paid on July 19, 2013 to its shareholders of record as of July 5, 2013. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time. As of June 30, 2013, there were approximately 0.5 million shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended June 30, 2013. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2013, amounted to $438.4 million and $1,947.2 million, respectively. If the Operating Partnership were to fail to comply with the covenants and restrictions in its loan agreements and indenture, then the Parent Company would be required to fulfill the Operating Partnership’s commitments under such guarantees. The Parent Company's only material asset, however, is its ownership interest in the Operating Partnership. As of June 30, 2013, the Operating Partnership was in compliance with all of its debt covenant and requirement obligations.
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders amounting to at least 90% of its REIT taxable income. The Parent Company has satisfied and expects to continue to satisfy this requirement.
Overall, the liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distribution payments to the Parent Company. In cases where the Operating Partnership is faced with working capital problems or would need to raise capital to fund acquisitions and developments, the Parent Company will have to consider alternative sources to increase liquidity, including, among other things, equity or debt, use of its available line of credit and potential sale of properties.

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
The Operating Partnership believes that with continued uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of its markets throughout 2013 and possibly beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under its unsecured credit facility and other sources of debt and equity financings.
The Operating Partnership believes that its liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are its principal sources of cash that it uses to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain its REIT qualification. The Operating Partnership seeks to increase cash flows from its properties by maintaining quality standards for its properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. The Operating Partnership’s revenue also includes third-party fees generated by its property management, leasing, development and construction businesses. The Operating Partnership believes that its revenue, together with proceeds from property sales and debt financings, will continue to provide funds for its short-term liquidity needs. However, material changes in its operating or financing activities may adversely affect net cash flows of the Operating Partnership. Reduction in net cash flows would, in turn, adversely affect the Operating Partnership's ability to fund distributions to the Parent Company, pay debt service, and fund tenant improvements and other expenses. In addition, a material adverse change in cash provided by operations could adversely affect the Operating Partnership's compliance with financial performance covenants under its unsecured credit facility, including unsecured term loans and unsecured notes.
In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under the Operating Partnership's unsecured revolving credit facility could fail to fund a borrowing request of the Operating Partnership. Such an event could adversely affect the Operating Partnership's ability to access funds from its Credit Facility when needed to fund distributions or pay expenses.
The Operating Partnership uses multiple financing sources to fund its long-term capital needs. When needed, the Operating Partnership uses borrowings under its unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to the Parent company as well as acquisition, development and acquisition costs and other expenses from time to time as necessary.
The Operating Partnership’s ability to incur additional debt is dependent upon a number of factors, including its credit ratings, the value of its unencumbered assets, its degree of leverage and borrowing restrictions imposed by its lenders. If one or more rating agencies were to downgrade the Operating Partnership's unsecured credit rating, the Operating Partnership's access to the unsecured debt market would be more limited and the interest rate under its unsecured credit facility and unsecured term loans would increase.
As noted above, the ability of the Parent Company to sell equity securities (and contribute the net proceeds to the Operating Partnership) is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and the current trading price of the Parent Company’s shares. The Operating Partnership may also issue its own partnership units as consideration for property acquisitions or as part of financing.
The Operating Partnership also considers sales of selected assets as part of its liquidity and balance sheet management. The Operating Partnership has from time to time used proceeds from asset sales to repay existing indebtedness, provide capital for its development activities and to strengthen its financial condition. There can be no assurance that the Operating Partnership will be able to sell assets at an attractive price to generate additional capital.

Liquidity management is a key priority of management, and the Operating Partnership regularly evaluates financing opportunities to maintain an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing, despite the volatility in the credit and financial market. The Operating Partnership believes it is able and will continue to be able to meet debt maturities and to fund distributions to the Parent Company as well as development and acquisition costs and other expenses from time to time as necessary.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of June 30, 2013 and December 31, 2012, the Operating Partnership maintained cash and cash equivalents of $215.9 million and $1.5 million, respectively. The following are the changes in cash flow from its activities for the six-month periods ended June 30, 2013 and June 30, 2012 (in thousands):

Activity	2013	2012
Operating	$96,791	$75,621
Investing	68,607	9,988
Financing	49,001	104,036
Net cash flows	$214,399	$189,645
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
Cash provided from operating activities of the Operating Partnership for the six-month periods ended June 30, 2013 and 2012 were $96.8 million and $75.6 million, respectively. This increase of $21.2 million is primarily attributable to 2012 acquisitions and increased net operating income on the same store property portfolio in the 2013 period as compared to the 2012 period.
The net increase of $58.6 million in cash from investing activities of the Operating Partnership during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily attributable to the following:

•	the purchase of $98.7 million in held-to-maturity securities during the six months ended June 30, 2012, with no comparable purchases for the six-month period ended June 30, 2013;

•
an increase of $25.0 million of net proceeds from the sale of 12 properties during the six months ended June 30, 2013. There were three property sales during the six months ended June 30, 2012 (see Note 3 to the consolidated financial statements for details);

•
an increase of $17.0 million in proceeds from the sale of the Operating Partnership's entire 20% ownership interest in the Real Estate Venture known as "BDN Beacon, LLC Venture" during the six months ended June 2013, with no comparable activity for the six months ended June 2012 (see Note 4 to the consolidated financial statements for details);

•
a $0.7 million decrease in capital expenditures related to developments, redevelopments, tenant and building improvements and leasing commissions during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, we incurred lower expenditures related to new leasing efforts compared to the six months ended June 30, 2012.

•
a decrease of $6.0 million of investments in unconsolidated Real Estate Ventures during the six months ended June 30, 2013, primarily reflecting $12.0 million that we contributed to a Real Estate Venture to fund our pro rata share of the repayment of mortgage indebtedness during the six months ended June 30, 2012, offset by our contribution our pro rata share of capital to fund the Grove Venture and our contribution to the Real Estate Venture that owns One and Two Commerce Square to fund operations during the six months ended June 30, 2013;

•
our receipt of $2.0 million in reimbursement of pre-formation development expenses from a Real Estate Venture during the six months ended June 30, 2013 with no comparable reimbursements during the six months ended June 30, 2012; and

•
an increase of $1.7 million in cash distributions from a Real Estate Venture during the six-months ended June 30, 2013 compared to the six-months ended June 30, 2012, primarily reflecting increased distributions of operating cash flow by the Real Estate Venture known as "BDN AI Venture" during the six-month period ended June 30, 2013.

The increase in cash from investing activities was partially offset by the following transactions:

•
proceeds of $56.3 million received related to the maturity of available for sale securities during the six months ended June 30, 2012 with no comparable receipt of proceeds during the six months ended June 30, 2013;

•	receipt of $23.9 million on a mortgage note receivable during the six months ended June 30, 2012 compared to receipt of $0.2 million during the six months ended June 30, 2013;

•
an increase of $11.5 million in funds used to acquire operating properties, mainly attributable to the Operating Partnership's acquisition of the 1.8 acre land parcel underlying Three Logan Square during the six months ended June 30, 2013 compared to our acquisition of a development property, 660 West Germantown Pike, during the six months ended June 30, 2012, and;

•	a decrease in advances made for purchase of tenant assets, net of repayments of $1.0 million during the six months ended June 30, 2013, when compared to the six months ended June 30, 2012.
The net decrease of $55.0 million in cash from financing activities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is mainly due to the following:

•	receipt of new unsecured term loan funding of $600.0 million during the six months ended June 30, 2012, with no comparable funding for the six months ended June 30, 2013; and,

•
receipt of $96.2 million proceeds from the issuance of the Parent Company's 6.90% Series E Preferred Shares during the six month period ended June 30, 2012, with no comparable preferred share issuance in the six months ended June 30, 2013.

The net decrease in cash from financing activities described above was offset by the following:

•
receipt of $181.5 million in proceeds from the 12,650,000 common share issuance by the Parent Company during the six months ended June 30, 2013 with no comparable share issuance during the the six months ended June 30, 2012;

•	an increase of $164.5 million in borrowings under the unsecured credit facility during the six months ended June 30, 2013 compared to the six months ended June 30, 2012;

•	redemption of the Parent Company's 7.50% Series C Preferred Shares of $50.2 million during the six months ended June 30, 2012, with no comparable charges during the six months ended June 30, 2013;

•	a $42.5 million decrease in repayments under the unsecured credit facility and mortgage notes payable during the six months ended June 30, 2013 compared to the six months ended June 30, 2012;

•	repayment of an unsecured term loan of $37.5 million during the six months ended June 30, 2012, with no comparable repayment during the six months ended June 30, 2013;

•	debt financing cost payments of $8.4 million during the six months ended June 30, 2012, with nominal costs paid during the six months ended June 30, 2013;

•	repayment of unsecured notes of $167.4 million during the six months ended June 30, 2012, with $13.0 million repayments during the six months ended June 30, 2013;

•	a $1.5 million increase in proceeds from the exercise of stock options during the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012;

•	net settlement of hedge transactions of $0.1 million during the six months ended June 30, 2012, with no comparable settlements during the six months ended June 30, 2013, and;

•
a decrease in distributions paid to the Parent Company's shareholders and on non-controlling interests in the Operating Partnership from $47.9 million during the six months ended June 30, 2012 to $47.3 million during the six months ended June 30, 2013.

Capitalization
Indebtedness
During the six months ended June 30, 2013, we repurchased $11.8 million of our outstanding unsecured notes in a series of transactions which are summarized in the table below (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2014 5.400% Notes	$6,570	$6,180	$(401)	$7
2015 7.500% Notes	5,728	5,105	(652)	15
2016 6.000% Notes	573	510	(63)	1
	$12,871	$11,795	$(1,116)	$23
The table below summarizes the Operating Partnership’s indebtedness under its mortgage notes payable, its unsecured notes and its Credit Facility at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Balance:
Fixed rate	$2,285,562	$2,302,895
Variable rate — unhedged	100,000	169,000
Total	$2,385,562	$2,471,895
Percent of Total Debt:
Fixed rate	95.8%	93.2%
Variable rate — unhedged	4.2%	6.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.3%	5.3%
Variable rate — unhedged	1.9%	1.9%
Total	5.1%	5.1%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership will use Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under the Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of June 30, 2013.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2013.
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
As of June 30, 2013, the Operating Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of one Real Estate Venture. In addition, in connection with our development of the Grove project through the Grove Venture, the Operating Partnership and Campus Crest have each provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $23.0 million). The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On April 10, 2013, the Parent Company completed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.7 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership is using the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On May 30, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.8 million, which was paid on July 19, 2013 to unitholders of record as of July 5, 2013.
On May 30, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
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
The Parent Company did not purchase any shares under its share repurchase program during the six-month period ended June 30, 2013 and accordingly, during the six-month period ended June 30, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company's share repurchase program.
Short- and Long-Term Liquidity
The Operating Partnership believes that its available cash balances and cash flow from operations are adequate to fund its short-term liquidity requirements, excluding principal payments under its debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of June 30, 2013, the Operating Partnership had $1,947.2 million of total unsecured debt and $438.4 million of mortgage debt with $5.7 million of mortgage principal payments scheduled to be repaid through December 31, 2013.
The Operating Partnership expects to meet its long-term liquidity requirements, such as for property acquisitions, development, investments in real estate ventures, scheduled debt maturities, major renovations, expansions and other significant capital improvements, through cash from operations, borrowings under the Credit Facility, additional secured and unsecured indebtedness, the issuance of equity securities, contributions from Real Estate Venture investors and proceeds from asset dispositions.

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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of June 30, 2013:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$438,404	$11,599	$197,753	$40,414	$188,638
Unsecured term loans	450,000	—	250,000	—	200,000
Unsecured debt (a)	1,497,158	—	543,548	625,000	328,610
Ground leases (b)	290,770	2,243	4,576	4,576	279,375
Development contracts (c)	428	428	—	—	—
Interest expense (d)	502,017	103,905	163,755	89,450	144,907
Other liabilities (e)	14,507	—	—	—	14,507
	$3,193,284	$118,175	$1,159,632	$759,440	$1,156,037

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to the ground lease in connection with our acquisition of 3020 Market Street in Philadelphia, Pennsylvania. This ground lease is discussed below.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2013 interest rates.

(e)
Other liabilities consists of deferred compensation liability and the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (see related discussion below), as of June 30, 2013.

The Operating Partnership acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of 3020 Market Street in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease are equal to a percentage of the NOI generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of June 30, 2013, the Operating Partnership has a balance of $1.6 million for this liability on its consolidated balance sheet.
The Operating Partnership was audited by the IRS for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Operating Partnership acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Operating Partnership received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Operating Partnership appealed the proposed adjustment and during the second quarter of 2013 entered into a settlement agreement with the IRS which will not result in a material liability for the Operating Partnership for federal income taxes. The contributor of partnership interests in the 2004 transaction has agreed not to assert a claim against the Operating Partnership under the tax protection agreement entered into as part of the transaction.
As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several of its other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at June 30, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities attributed to them.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of June 30, 2013, its consolidated debt consisted of $438.4 million of mortgage loans and $1,418.5 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $450.0 million of unsecured term loans all of which are swapped to fixed, except for $100.0 million of unsecured term loans which bear interest at a variable rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $23.7 million. If market rates of interest decrease by 100 basis points, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $26.0 million.
As of June 30, 2013, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s $1,418.5 million of unsecured notes was $1,496.0 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt of approximately $14.1 million at June 30, 2013.

From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $528.6 million and $597.6 million at June 30, 2013 and December 31, 2012, respectively. The total fair value of the Operating Partnership’s debt was approximately $526.7 million and $595.7 million at June 30, 2013 and December 31, 2012, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of its variable rate debt would decrease by approximately $7.1 million at June 30, 2013. If market rates of interest decrease by 100 basis points the fair value of its outstanding variable rate debt would increase by approximately $3.4 million. A 100 basis point change in the market rate of interest equates to a change in the total fair value of its debt of approximately $1.7 million at December 31, 2012.
At June 30, 2013, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $528.6 million, of which $100.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At June 30, 2013, the interest rate on the Operating Partnership's variable rate debt was approximately 1.9%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended June 30, 2013.
These amounts were determined solely by considering the impact of hypothetical interest rates on the Operating Partnership’s financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in its financial structure.
Funds from Operations (FFO)
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated Real Estate Ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated real estate ventures. FFO is a non-GAAP financial measure. The Operating Partnership believes that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. The Operating Partnership considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. The Operating Partnership’s computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
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

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$5,370	$1,568	$7,456	$8,810
Add (deduct):
Amount allocated to unvested restricted unitholders	85	95	193	191
Net loss (gain) on disposition of discontinued operations	2,260	(10,177)	(3,044)	(24,845)
Net gain (loss) on real estate venture transactions	(3,683)	11	(3,683)	11
Gain from remeasurement of investment in a real estate venture	(7,847)	—	(7,847)	—
Depreciation and amortization:
Real property — continuing operations	40,326	37,183	80,430	74,095
Leasing costs including acquired intangibles — continuing operations	8,942	10,241	18,349	21,097
Real property — discontinued operations	277	2,559	1,713	5,989
Leasing costs including acquired intangibles — discontinued operations	1	136	2	285
Company’s share of unconsolidated real estate ventures	3,234	3,167	7,383	6,557
Funds from operations	$48,965	$44,783	$100,952	$92,190
Funds from operations allocable to unvested restricted shareholders	(176)	(197)	(435)	(515)
Funds from operations available to common share and unit holders (FFO)	$48,789	$44,586	$100,517	$91,675
Weighted-average shares/units outstanding — fully diluted	158,475,513	146,545,858	152,481,101	146,184,051

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing the Company’s business plan, the primary market risk to which it is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s yield on invested assets and cost of funds and, in turn, the Company’s ability to make distributions or payments to its shareholders. While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or continued economic slowdown, defaults could increase and result in losses to the Company which would adversely affect its operating results and liquidity.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the six-month period ended June 30, 2013:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs (b)
2013:
January	1,374	$12.76	—	539,200
February	16,728	$12.96	—	539,200
March	16,028	$14.01	—	539,200
April	54,953	$14.90	—	539,200
May	—	—	—	539,200
June	—	—	—	539,200
Total	89,083		—

(a)	Represents common shares surrendered by employees to the Company to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common shares.

(b)
Relates to the remaining share repurchase availability under the Parent Company’s share repurchase program. There is no expiration date on the share repurchase program. The Parent Company’s Board of Trustees initially authorized this program in 1998 and has periodically replenished capacity under the program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Restricted Share Award Agreement for Non-employee Trustees *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	August 5, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	August 5, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1	Form of Restricted Share Award Agreement for Non-employee Trustees *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.