Form 10-Q
period 2013-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2013-11-01
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
A total of 156,710,290 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 29, 2013.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,631,910	$4,726,169
Accumulated depreciation	(998,409)	(954,665)
Operating real estate investments, net	3,633,501	3,771,504
Construction-in-progress	52,702	48,950
Land inventory	94,097	102,439
Total real estate investments, net	3,780,300	3,922,893
Cash and cash equivalents	185,517	1,549
Accounts receivable, net	13,718	13,232
Accrued rent receivable, net	128,232	122,066
Assets held for sale, net	2,371	—
Investment in real estate ventures, at equity	194,572	193,555
Deferred costs, net	126,260	122,243
Intangible assets, net	54,457	70,620
Notes receivable	7,026	7,226
Other assets	65,689	53,325
Total assets	$4,558,142	$4,506,709
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$434,895	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,492,296	1,503,356
Accounts payable and accrued expenses	89,087	71,579
Distributions payable	25,579	23,652
Deferred income, gains and rent	69,637	82,947
Acquired lease intangibles, net	28,500	33,859
Other liabilities	46,990	55,826
Total liabilities	2,636,984	2,733,193
Commitments and contingencies (Note 17)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2013 and 2012	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 156,703,790 and 143,538,733 issued and outstanding in 2013 and 2012, respectively	1,565	1,434
Additional paid-in capital	2,970,576	2,780,194
Deferred compensation payable in common shares	5,431	5,352
Common shares in grantor trust, 313,023 in 2013 and 290,745 in 2012	(5,431)	(5,352)
Cumulative earnings	501,735	479,734
Accumulated other comprehensive loss	(5,825)	(15,918)
Cumulative distributions	(1,567,202)	(1,493,206)
Total Brandywine Realty Trust’s equity	1,900,889	1,752,278
Non-controlling interests	20,269	21,238
Total equity	1,921,158	1,773,516
Total liabilities and equity	$4,558,142	$4,506,709

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rents	$116,479	$108,658	$347,680	$327,362
Tenant reimbursements	20,699	20,294	60,615	57,179
Termination fees	2,040	931	2,946	2,522
Third party management fees, labor reimbursement and leasing	3,263	3,007	9,652	9,021
Other	975	1,630	3,305	4,029
Total revenue	143,456	134,520	424,198	400,113
Operating Expenses:
Property operating expenses	40,661	38,783	119,522	112,961
Real estate taxes	14,190	13,486	42,706	40,430
Third party management expenses	1,317	1,298	4,105	3,812
Depreciation and amortization	50,613	46,955	149,423	142,262
General and administrative expenses	6,436	6,080	20,322	18,209
Total operating expenses	113,217	106,602	336,078	317,674
Operating income	30,239	27,918	88,120	82,439
Other Income (Expense):
Interest income	268	311	448	2,631
Historic tax credit transaction income	11,853	11,840	11,853	11,840
Interest expense	(30,338)	(32,620)	(91,689)	(99,745)
Interest expense — amortization of deferred financing costs	(1,158)	(1,218)	(3,502)	(3,790)
Interest expense — financing obligation	(264)	(230)	(693)	(608)
Equity in income of real estate ventures	714	500	3,757	1,382
Gain from remeasurement of investment in a real estate venture	—	—	7,847	—
Net gain on real estate venture transactions	—	—	3,683	—
Net loss on sale of undepreciated real estate	(129)	—	(129)	—
Loss on real estate venture formation	—	(950)	—	(950)
Loss on early extinguishment of debt	(11)	(51)	(1,127)	(1,549)
Income (Loss) from continuing operations	11,174	5,500	18,568	(8,350)
Discontinued operations:
Income (Loss) from discontinued operations	(70)	1,649	590	6,803
Net gain (loss) on disposition of discontinued operations	(16)	9,940	3,029	34,774
Total discontinued operations	(86)	11,589	3,619	41,577
Net income	11,088	17,089	22,187	33,227
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	1	(211)	(48)	(760)
Net (income) loss attributable to non-controlling interests — LP units	(106)	(49)	(147)	335
Net income attributable to non-controlling interests	(105)	(260)	(195)	(425)
Net income attributable to Brandywine Realty Trust	10,983	16,829	21,992	32,802
Distribution to Preferred Shares	(1,725)	(2,785)	(5,175)	(7,832)
Preferred share redemption charge	—	—	—	(2,090)
Amount allocated to unvested restricted shareholders	(85)	(95)	(278)	(286)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$9,173	$13,949	$16,539	$22,594
Basic income (loss) per Common Share:
Continuing operations	$0.06	$0.02	$0.09	$(0.13)
Discontinued operations	—	0.08	0.02	0.29
	$0.06	$0.10	$0.11	$0.16
Diluted income (loss) per Common Share:
Continuing operations	$0.06	$0.02	$0.09	$(0.13)
Discontinued operations	—	0.08	0.02	0.29
	$0.06	$0.10	$0.11	$0.16

Basic weighted average shares outstanding	156,703,348	143,424,485	151,933,441	143,182,911
Diluted weighted average shares outstanding	157,992,082	144,128,010	153,142,825	143,182,911
Net income (loss) attributable to Brandywine Realty Trust
Net income (loss) from continuing operations	$11,068	$5,451	$18,421	$(8,015)
Income (Loss) from discontinued operations	(85)	11,378	3,571	40,817
Net income	$10,983	$16,829	$21,992	$32,802
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$11,088	$17,089	$22,187	$33,227
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,302)	(4,222)	9,978	(14,780)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	64	76	232	200
Unrealized gain on available-for-sale securities	—	65	—	—
Total comprehensive income (loss)	(1,238)	(4,081)	10,210	(14,580)
Comprehensive income	9,850	13,008	32,397	18,647
Comprehensive (income) attributable to non-controlling interest	(91)	(186)	(312)	(158)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$9,759	$12,822	$32,085	$18,489
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the nine-month periods ended September 30, 2013 and September 30, 2012
(unaudited, in thousands, except number of shares)
September 30, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									21,992			195	22,187
Comprehensive income										10,093		117	10,210
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Equity issuance costs						(382)							(382)
Conversion of LP Units to Common Shares			81,998		1	1,240						(1,241)	—
Bonus Share Issuance			27,918			361							361
Vesting of Restricted Shares			147,495	7,050	2	(904)							(902)
Restricted Share Amortization						2,565							2,565
Vesting of Restricted Performance Units			53,134	27,067		(160)							(160)
Restricted Performance Units Amortization						3,718							3,718
Restricted Share Forfeitures									9				9
Exercise of Stock Options			207,941		1	2,237							2,238
Stock Option Amortization						546							546
Share Issuance from/to Deferred Compensation Plan			(4,838)	(11,839)			79	(79)					—
Trustee Fees Paid in Shares			1,409			20							20
Adjustment to Non-controlling Interest						(766)						766	—
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.15 per share)											(68,821)	(806)	(69,627)
BALANCE, September 30, 2013	4,000,000	$40	156,703,790	313,023	$1,565	$2,970,576	$5,431	$(5,431)	$501,735	$(5,825)	$(1,567,202)	$20,269	$1,921,158
The accompanying notes are an integral part of these consolidated financial statements.

September 30, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2011	4,300,000	$43	142,690,755	292,646	$1,424	$2,776,197	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income									32,804			423	33,227
Comprehensive loss										(14,377)		(203)	(14,580)
Issuance of Preferred Shares	4,000,000	40				96,810							96,850
Preferred Share Issuance Costs						(610)							(610)
Redemption of Preferred Shares	(2,000,000)	(20)				(47,890)							(47,910)
Conversion of LP Units to Common Shares			20,464		1	149			(49)			(332)	(231)
Bonus Share Issuance			35,703			387							387
Vesting of Restricted Shares			280,851	9,036	3	(1,294)							(1,291)
Restricted Share Amortization						2,138							2,138
Vesting of Restricted Performance Units			249,797		2	(1,331)							(1,329)
Restricted Performance Units Amortization						1,926							1,926
Exercise of Stock Options			165,159		2	746							748
Stock Option Amortization						1,121							1,121
Share Issuance from/to Deferred Compensation Plan			(5,564)	(10,937)			(279)	279					—
Trustee Fees Paid in Shares			1,336			15							15
Adjustment to Non-controlling Interest						358						(347)	11
Preferred Share distributions											(7,832)		(7,832)
Preferred Share redemption charges											(2,090)		(2,090)
Distributions declared ($0.15 per share)											(64,804)	(1,233)	(66,037)
BALANCE, September 30, 2012	6,300,000	$63	143,438,501	290,745	$1,432	$2,828,722	$5,352	$(5,352)	$510,093	$(20,456)	$(1,467,058)	$31,413	$1,884,209
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,187	$33,227
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	151,066	150,362
Amortization of deferred financing costs	3,502	3,790
Amortization of debt discount/(premium), net	1,112	1,095
Amortization of stock compensation costs	5,510	3,740
Shares used for employee taxes upon vesting of share awards	(1,062)	(2,232)
Straight-line rent income	(16,337)	(17,792)
Amortization of acquired above (below) market leases to rental revenue, net	(5,372)	(4,468)
Straight-line ground rent expense	1,286	1,423
Provision for doubtful accounts	1,777	1,363
Net gain on sale of interests in real estate	(3,044)	(34,773)
Loss on real estate venture formation	—	950
Net gain on real estate venture transactions	(3,683)	—
Gain from remeasurement of investment in a real estate venture	(7,847)	—
Loss on early extinguishment of debt	1,127	1,549
Historic tax credit transaction income	(11,853)	(11,840)
Real estate venture income in excess of distributions	(2,371)	(1,024)
Deferred financing obligation	(1,392)	(1,314)
Changes in assets and liabilities:
Accounts receivable	(287)	1,580
Other assets	(5,758)	(7,200)
Accounts payable and accrued expenses	14,684	9,565
Deferred income, gains and rent	1,265	(4,681)
Other liabilities	1,718	(1,175)
Net cash from operating activities	146,228	122,145
Cash flows from investing activities:
Acquisition of properties	(20,758)	(9,226)
Investments in available-for-sale securities	—	(98,250)
Proceeds from the sale of available-for-sale securities	—	98,250
Sales of properties, net	145,931	170,918
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	23,930
Capital expenditures for tenant improvements	(64,481)	(64,527)
Capital expenditures for redevelopments	(5,288)	(9,122)
Capital expenditures for developments	(5,399)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(420)	(13)
Investment in unconsolidated real estate ventures	(30,142)	(49,763)
Cash distributions from unconsolidated real estate ventures	3,661	2,779
Leasing costs	(25,704)	(22,111)
Net cash from investing activities	16,539	42,865
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility borrowings	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(8,351)	(9,209)
Deferred financing obligation non-cash interest expense	697	701
Net proceeds from issuance of common shares	181,527	—
Net proceeds from issuance of preferred shares	—	96,240
Redemption of preferred shares	—	(50,188)

Repayments of unsecured notes	(13,027)	(167,841)
Repayments of unsecured term loan	—	(37,500)
Net settlement of hedge transactions	—	(74)
Debt financing costs	(6)	(8,462)
Exercise of stock options	2,240	748
Distributions paid to shareholders	(72,061)	(71,523)
Distributions to noncontrolling interest	(818)	(1,196)
Net cash from financing activities	21,201	76,196
Increase in cash and cash equivalents	183,968	241,206
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$185,517	$241,616
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2013 and 2012 of $2,012 and $1,978, respectively	$76,528	$83,618
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	(21,649)	—
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,517)	—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	462	—
Change in investments in joint venture related to non-cash acquisition of property	13,040	—
Change in operating real estate related to non-cash adjustment to land	(4,386)	—
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	1,210	(1,270)
Change in capital expenditures financed through retention payable at period end	(736)	284
Change in unfunded tenant allowance	(811)	(1,411)
The accompanying notes are an integral part of these consolidated financial statements

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,631,910	$4,726,169
Accumulated depreciation	(998,409)	(954,665)
Operating real estate investments, net	3,633,501	3,771,504
Construction-in-progress	52,702	48,950
Land inventory	94,097	102,439
Total real estate investments, net	3,780,300	3,922,893
Cash and cash equivalents	185,517	1,549
Accounts receivable, net	13,718	13,232
Accrued rent receivable, net	128,232	122,066
Assets held for sale, net	2,371	—
Investment in real estate ventures, at equity	194,572	193,555
Deferred costs, net	126,260	122,243
Intangible assets, net	54,457	70,620
Notes receivable	7,026	7,226
Other assets	65,689	53,325
Total assets	$4,558,142	$4,506,709
LIABILITIES AND EQUITY
Mortgage notes payable	$434,895	$442,974
Unsecured credit facility	—	69,000
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,492,296	1,503,356
Accounts payable and accrued expenses	89,087	71,579
Distributions payable	25,579	23,652
Deferred income, gains and rent	69,637	82,947
Acquired lease intangibles, net	28,500	33,859
Other liabilities	46,990	55,826
Total liabilities	2,636,984	2,733,193
Commitments and contingencies (Note 17)
Redeemable limited partnership units at redemption value; 1,763,739 and 1,845,737 issued and outstanding in 2013 and 2012, respectively	26,290	26,777
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2013 and 2012	96,850	96,850
General Partnership Capital, 156,703,790 and 143,538,733 units issued and outstanding in 2013 and 2012, respectively	1,804,378	1,666,341
Accumulated other comprehensive loss	(6,360)	(16,452)
Total Brandywine Operating Partnership, L.P.’s equity	1,894,868	1,746,739
Total liabilities and partners’ equity	$4,558,142	$4,506,709
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rents	$116,479	$108,658	$347,680	$327,362
Tenant reimbursements	20,699	20,294	60,615	57,179
Termination fees	2,040	931	2,946	2,522
Third party management fees, labor reimbursement and leasing	3,263	3,007	9,652	9,021
Other	975	1,630	3,305	4,029
Total revenue	143,456	134,520	424,198	400,113
Operating Expenses:
Property operating expenses	40,661	38,783	119,522	112,961
Real estate taxes	14,190	13,486	42,706	40,430
Third party management expenses	1,317	1,298	4,105	3,812
Depreciation and amortization	50,613	46,955	149,423	142,262
General & administrative expenses	6,436	6,080	20,322	18,209
Total operating expenses	113,217	106,602	336,078	317,674
Operating income	30,239	27,918	88,120	82,439
Other Income (Expense):
Interest income	268	311	448	2,631
Historic tax credit transaction income	11,853	11,840	11,853	11,840
Interest expense	(30,338)	(32,620)	(91,689)	(99,745)
Interest expense — amortization of deferred financing costs	(1,158)	(1,218)	(3,502)	(3,790)
Interest expense — financing obligation	(264)	(230)	(693)	(608)
Equity in income of real estate ventures	714	500	3,757	1,382
Gain from remeasurement of investment in a real estate venture	—	—	7,847	—
Net gain on real estate venture transactions	—	—	3,683	—
Net loss on sale of undepreciated real estate	(129)	—	(129)	—
Loss on real estate venture formation	—	(950)	—	(950)
Loss on early extinguishment of debt	(11)	(51)	(1,127)	(1,549)
Gain (Loss) from continuing operations	11,174	5,500	18,568	(8,350)
Discontinued operations:
Income (Loss) from discontinued operations	(70)	1,649	590	6,803
Net gain (loss) on disposition of discontinued operations	(16)	9,940	3,029	34,774
Total discontinued operations	(86)	11,589	3,619	41,577
Net income	11,088	17,089	22,187	33,227
Distribution to Preferred Units	(1,725)	(2,785)	(5,175)	(7,832)
Preferred unit redemption charge	—	—	—	(2,090)
Amount allocated to unvested restricted unitholders	(85)	(95)	(278)	(286)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$9,278	$14,209	$16,734	$23,019
Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.06	$0.02	$0.09	$(0.13)
Discontinued operations	—	0.08	0.02	0.29
	$0.06	$0.10	$0.11	$0.16
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.06	$0.02	$0.09	$(0.13)
Discontinued operations	—	0.08	0.02	0.29
	$0.06	$0.10	$0.11	$0.16
Basic weighted average common partnership units outstanding	158,467,087	146,082,206	153,731,070	145,842,872
Diluted weighted average common partnership units outstanding	159,755,821	146,785,731	154,940,454	145,842,872
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Income (Loss) from continuing operations	$11,174	$5,500	$18,568	$(8,350)
Income (Loss) from discontinued operations	(86)	11,589	3,619	41,577
Net income	$11,088	$17,089	$22,187	$33,227
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$11,088	$17,089	$22,187	$33,227
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,302)	(4,222)	9,978	(14,780)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	64	76	232	200
Unrealized gain on available-for-sale securities	—	65	—	—
Total comprehensive income (loss)	(1,238)	(4,081)	10,210	(14,580)
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$9,850	$13,008	$32,397	$18,647
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$22,187	$33,227
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	151,066	150,362
Amortization of deferred financing costs	3,502	3,790
Amortization of debt discount/(premium), net	1,112	1,095
Amortization of stock compensation costs	5,510	3,740
Shares used for employee taxes upon vesting of share awards	(1,062)	(2,232)
Straight-line rent income	(16,337)	(17,792)
Amortization of acquired above (below) market leases, net	(5,372)	(4,468)
Straight-line ground rent expense	1,286	1,423
Provision for doubtful accounts	1,777	1,363
Net gain on sale of interests in real estate	(3,044)	(34,773)
Loss on real estate venture formation	—	950
Net gain on real estate venture transaction	(3,683)	—
Gain on remeasurement of investment in a real estate venture	(7,847)	—
Loss on early extinguishment of debt	1,127	1,549
Historic tax credit transaction income	(11,853)	(11,840)
Real estate venture income in excess of distributions	(2,371)	(1,024)
Deferred financing obligation	(1,392)	(1,314)
Changes in assets and liabilities:
Accounts receivable	(287)	1,580
Other assets	(5,758)	(7,200)
Accounts payable and accrued expenses	14,684	9,565
Deferred income, gains and rent	1,265	(4,681)
Other liabilities	1,718	(1,175)
Net cash from operating activities	146,228	122,145
Cash flows from investing activities:
Acquisition of properties	(20,758)	(9,226)
Investments in available-for-sale securities	—	(98,250)
Proceeds from sale of available-for-sale securities	—	98,250
Sales of properties, net	145,931	170,918
Distribution of sales proceeds from real estate ventures	16,963	—
Proceeds from repayment of mortgage notes receivable	200	23,930
Capital expenditures for tenant improvements	(64,481)	(64,527)
Capital expenditures for redevelopments	(5,288)	(9,122)
Capital expenditures for developments	(5,399)	—
Reimbursement from real estate venture for pre-formation development costs	1,976	—
Advances for purchase of tenant assets, net of repayments	(420)	(13)
Investment in unconsolidated Real Estate Ventures	(30,142)	(49,763)
Cash distributions from unconsolidated Real Estate Ventures	3,661	2,779
Leasing costs	(25,704)	(22,111)
Net cash from investing activities	16,539	42,865
Cash flows from financing activities:
Proceeds from Unsecured Term Loans	—	600,000
Proceeds from Credit Facility borrowings	186,000	21,500
Repayments of Credit Facility borrowings	(255,000)	(297,000)
Repayments of mortgage notes payable	(8,351)	(9,209)
Deferred financing obligation non-cash interest expense	697	701
Net proceeds from issuance of common units	181,527	—
Net proceeds from issuance of preferred units	—	96,240
Redemption of preferred units	—	(50,188)

Repayments of unsecured notes	(13,027)	(167,841)
Repayments of unsecured term loan	—	(37,500)
Net settlement of hedge transactions	—	(74)
Debt financing costs	(6)	(8,462)
Exercise of stock options	2,240	748
Distributions paid to preferred and common partnership unitholders	(72,879)	(72,719)
Net cash from financing activities	21,201	76,196
Increase in cash and cash equivalents	183,968	241,206
Cash and cash equivalents at beginning of period	1,549	410
Cash and cash equivalents at end of period	$185,517	$241,616

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2013 and 2012 of $2,012 and $1,978, respectively	$76,528	$83,618
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	(21,649)	—
Change in intangible assets, net related to a non-cash acquisition of an operating property	(3,517)	—
Change in acquired lease intangibles, net related to a non-cash acquisition of an operating property	462	—
Change in investments in joint venture related to non-cash acquisition of property	13,040	—
Change in operating real estate related to non-cash adjustment to land	(4,386)	—
Change in investments in real estate ventures related to a contribution of land	(6,058)	—
Change in capital expenditures financed through accounts payable at period end	1,210	(1,270)
Change in capital expenditures financed through retention payable at period end	(736)	284
Change in unfunded tenant allowance	(811)	(1,411)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned a 98.8% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2013, the Company owned 210 properties, consisting of 182 office properties (one of which is held-for-sale), 19 industrial facilities, five mixed-use properties, one development property, two redevelopment properties and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 24.1 million net rentable square feet. In addition, as of September 30, 2013, the Company owned economic interests in 18 unconsolidated real estate ventures that contain approximately 6.2 million net rentable square feet (collectively, the “Real Estate Ventures”). As of September 30, 2013, the Company also owned 423 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As of September 30, 2013, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to 6.1 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2013, the management company subsidiaries were managing properties containing an aggregate of approximately 30.7 million net rentable square feet, of which approximately 24.1 million net rentable square feet related to Properties owned by the Company and approximately 6.6 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2013, the results of its operations for the three and nine-month periods ended September 30, 2013 and 2012 and its cash flows for the nine-month periods ended September 30, 2013 and 2012 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation. The reclassifications are primarily due to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities determined to be VIEs, but for which the Company is not the primary beneficiary, the Company's maximum exposure to loss is the carrying amount of its investments, as the Company has not provided any payment guarantees other than on approximately $0.6 million, as of September 30, 2013, of debt of the Real Estate Venture known as "PJP Building VII LC" and on the Company's share of the debt and potential cost overruns associated with the Real Estate Venture known as "evo at Cira Centre South Venture" (formerly referred to as the "Grove Venture"). Please refer to Note 4.
When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary, (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence, and (iii) entities that are non-VIEs that the Company controls through its general partner status, but the limited partners in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, LLC and other real estate venture agreements and management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
On July 31, 2013, the Company formed a Real Estate Venture known as "4040 Wilson LLC Venture" (and referred to as "4040 Wilson") with an unaffiliated third party. Based upon the facts and circumstances at formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member's shared power over the activities of 4040 Wilson under the operating and related agreements of 4040 Wilson, and the Company's lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by the Company, and is accounted for under the equity method of accounting. Please refer to Note 4.
On January 25, 2013, the Company formed the evo at Cira Centre South Venture (formerly referred to as the "Grove Venture"), a Real Estate Venture with two unaffiliated third parties. Based upon the facts and circumstances at formation of the evo at Cira Centre South Venture, the Company determined that the evo at Cira Centre South Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the evo at Cira Centre South Venture. Based upon each member's shared power over the evo at Cira Centre South Venture activities under the operating and related agreements of the evo at Cira Centre South Venture, and the Company's lack of exclusive control over the development and construction phases of the project, the evo at Cira Centre South Venture is not consolidated by the Company and is accounted for under the equity method of accounting. For further information regarding the evo at Cira Centre South Venture and its formation, please refer to Note 4.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Acquisition costs related to business combinations are expensed as incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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
The Company determined during its impairment review for the three and nine-month periods ended September 30, 2013 and 2012, that no impairment charges were necessary.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $4.5 million and $14.5 million for the three and nine-month periods ended September 30, 2013, and approximately $4.3 million and $16.0 million for the three and nine-month periods ended September 30, 2012, respectively. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $0.6 million and $1.8 million for the three and nine-month periods ended September 30, 2013, and by $0.6 million and $1.8 million for the three and nine-month periods ended September 30, 2012, respectively. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $0.2 million and $0.4 million for the three and nine-month periods ended September 30, 2013, and decreased revenue by $0.1 million and $0.6 million for the three and nine-month periods ended September 30, 2012, respectively.
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

Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. As of September 30, 2013, 5,195,177 common shares remained available for future awards under the 1997 Plan (including 3,011,946 shares available solely for options and share appreciation rights). Through September 30, 2013, all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $2.3 million and $7.0 million during the three and nine-month periods ended September 30, 2013, of which $0.3 million and $1.1 million, respectively, were capitalized as part of the Company’s review of employee compensation costs eligible for capitalization. The Company incurred stock-based compensation expense of $1.8 million and $5.5 million during the three and nine-month periods ended September 30, 2012, of which $0.5 million and $1.4 million, respectively, were capitalized as part of the Company’s review of employee compensation costs eligible for capitalization. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Interest Rate Swaps	$112	$—	$112	$—
Liabilities:
Interest Rate Swaps	$4,314	$—	$4,314	$—
The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Recurring
Assets:
Interest Rate Swaps	$—	$—	$—	$—
Liabilities:
Interest Rate Swaps	$14,210	$—	$14,210	$—
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
Other than the remeasurement of Six Tower Bridge (see Note 3), there were no items that were accounted for at fair value on a non-recurring basis for the nine months ended September 30, 2013.

Notes Receivable
As of September 30, 2013 and December 31, 2012, notes receivable included a purchase money mortgage with a 20-year amortization period bearing interest at 8.5%, which was valued at $7.0 million and $7.2 million, respectively. The borrower had previously defaulted on the note. As a result, a forbearance agreement dated October 2011, as amended by a second forbearance agreement dated July 9, 2013, was entered into between the Company and the borrower, outlining the repayment terms of the outstanding debt. The Company has determined that the loan modification represents a troubled debt restructuring due to the fact that the borrower was considered to be in a financial difficulty when it defaulted on the two mortgage debts, and that a concession was granted in the form of the forbearance agreements. In accordance with the accounting standard for loan receivables the Company performs, on an ongoing basis, a collectability assessment of the note using the expected cash flow information provided by the borrower. Based on cash flow projections provided by the borrower, the note will be fully paid during 2015. As of September 30, 2013, the present value of the expected cash flows of the note receivable exceeded the outstanding balance of the note and therefore the note is recoverable as of September 30, 2013.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2013 and December 31, 2012, the gross carrying value of the Company’s Properties was as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$664,952	$662,107
Building and improvements	3,465,544	3,576,065
Tenant improvements	501,414	487,997
	$4,631,910	$4,726,169
Acquisitions
On June 19, 2013, the Company acquired the remaining ownership interest in the Real Estate Venture known as "Six Tower Bridge" that it did not then already own. See Note 4 "Investments in Unconsolidated Real Estate Ventures" for further discussion.
On April 25, 2013, the Company exercised its purchase option under the long term ground lease agreement it held through its acquisition of Three Logan Square on August 5, 2010 and acquired the 1.8 acre land parcel underlying Three Logan Square in Philadelphia, Pennsylvania for $20.8 million. The Company has accounted for the transaction as an asset acquisition. A portion of the original purchase price of Three Logan Square was allocated to the below market ground lease intangible asset, as the sum of the purchase price of the land plus the $4.3 million remaining unamortized balance for the intangible asset approximates the fair value of the land as unencumbered by the ground lease. The remaining intangible asset balance was reclassified to land upon exercise of the purchase option. The Company funded the cost of the acquisition with available corporate funds and capitalized $0.1 million of acquisition related costs as part of the basis in the operating land.
Dispositions
On August 5, 2013, the Company sold an eight-acre parcel of land located in Richmond, Virginia known as Dabney Land East, for a sales price of $0.5 million. The land parcel was undeveloped as of the date of sale.
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
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2013, the Company had an aggregate investment of approximately $194.6 million in 18 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of September 30, 2013, 12 of the Real Estate Ventures owned 50 office buildings that contain an aggregate of approximately 6.2 million net rentable square feet; four Real Estate Ventures owned 25.3 acres of undeveloped parcels of land; one Real Estate Venture owned 1.0-acres of land under active development and one Real Estate Venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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
The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Net property	$879,838	$923,536
Other assets	164,508	174,677
Other liabilities	36,115	53,645
Debt	707,847	724,780
Equity	300,384	319,788
Company’s share of equity (Company’s basis) (a)	194,572	193,555
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
The following is a summary of results of operations of the Real Estate Ventures for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2013	2012	2013	2012
Revenue	$30,684	$42,772	$108,500	$120,644
Operating expenses	13,199	18,753	48,671	51,819
Interest expense, net	9,223	10,233	28,167	31,100
Depreciation and amortization	9,893	12,947	33,778	36,067
Net income (loss)	(1,631)	839	(2,116)	1,658
Company’s share of income (Company’s basis)	714	500	3,757	1,382
4040 Wilson Venture
On July 31, 2013, the Company formed 4040 Wilson LLC Venture ("4040 Wilson"), a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. 4040 Wilson expects to construct a 20-story office building located in the Ballston submarket of Arlington, Virginia. Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson would develop the project on a 1.3-acre land parcel contributed by Ashton Park at an agreed upon value of $36.0 million. The total estimated project costs are $194.3 million, which the Company expects would be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company and land with a value of $36.0 million from Ashton Park) and approximately $122.3 million of debt financing through a construction lender that has not yet been determined. Construction is scheduled to commence during the fourth quarter of 2013, with a targeted project completion in 2015. As part of the 4040 Wilson venture, the Company has agreed to guarantee 100% of any lender mandated recourse. As of September 30, 2013, the Company had not provided any guarantees in respect of 4040 Wilson.
Based upon the facts and circumstances at formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member's shared power over the activities of 4040 Wilson under the operating and related agreements of 4040 Wilson, and the Company's lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by the Company, and is accounted for under the equity method of accounting.
Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, the Company acquired, from an unaffiliated third party, the third party's ownership interest in Six Tower Bridge real estate venture through a nonmonetary exchange for the Company's ownership interest in the Two Tower Bridge real estate venture. Six Tower Bridge owns an unencumbered office property in Conshohocken, PA. The Company previously accounted for its noncontrolling interest in Six Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Six Tower Bridge property and the Company's existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, the Company recorded a gain of approximately $7.8 million, which is reflected in "Gain from remeasurement of investment in a real estate venture" on the accompanying statements of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by the Company with an unencumbered fair value of $24.5 million. The Company accounted for this acquisition as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, the Company exchanged its investment in Two Tower Bridge real estate venture in a nonmonetary transaction with an unaffiliated third party for the third party's interest in the Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture's equity and the distribution provisions of the real estate venture agreement. Based on this fair value and the carrying value for the Company's investment of $(0.1) million, during 2013 the Company recognized a gain on exchange of interests in real estate ventures of $3.7 million.
evo at Cira Centre South Venture (formerly the Grove Venture)
On January 25, 2013, the Company formed the evo at Cira Centre South Venture, a joint venture among the Company and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The evo at Cira Centre South Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania, to be called "evo at Cira Centre South." Each of the Company and Campus Crest owns a 30% interest in the evo at Cira Centre South Venture and HSRE owns a 40% interest. The evo at Cira Centre South Venture is developing the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. The Company contributed to the evo at Cira Centre South Venture its tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through construction facilities provided by PNC Bank, Capital One and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014. In connection with the development of the evo at Cira Centre South Venture, each of the Company and Campus Crest provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $23.0 million).
The Company's historical cost basis in the development rights that it contributed to the evo at Cira Centre South Venture at formation was $6.0 million, thus creating an initial $2.5 million basis difference between the Company's initial outside investment basis compared to its $8.5 million initial equity basis in the evo at Cira Centre South Venture. As this basis difference is not related to a physical land parcel, but rather to development rights to construct evo at Cira Centre South, the Company will accrete the basis difference as a reduction of depreciation expense over the life of the evo at Cira Centre South Venture's assets.
Based upon the facts and circumstances at evo at Cira Centre South Venture Venture formation, the Company determined that the evo at Cira Centre South Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the evo at Cira Centre South Venture. Based upon each member's shared power over the activities of the evo at Cira Centre South Venture under the operating and related agreements of the evo at Cira Centre South Venture, and the Company's lack of exclusive control over the development and construction phases of the project, the evo at Cira Centre South Venture is not consolidated by the Company, and is accounted for under the equity method of accounting. Accordingly, the land parcel and associated development rights contributed by the Company to the evo at Cira Centre South Venture were deconsolidated by the Company upon formation of the evo at Cira Centre South Venture.
BDN Beacon Venture
On March 26, 2013, the Company sold its entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of the Company's investment in the Beacon Venture amounted to $17.0 million at the sale date, with the Company's proceeds effectively matching the carrying amount.
The Company, from time to time, also provides guarantees and indemnities on behalf of Real Estate Ventures, including environmental indemnities and non-recourse carve-outs under mortgage loans, in connection with both construction and permanent financing. As of September 30, 2013, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of the PJP VII Real Estate Venture.
5. DEFERRED COSTS
As of September 30, 2013 and December 31, 2012, the Company’s deferred costs were comprised of the following (in thousands):

	September 30, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$159,113	$(59,569)	$99,544
Financing Costs	40,116	(13,400)	26,716
Total	$199,229	$(72,969)	$126,260

	December 31, 2012
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$150,331	$(58,343)	$91,988
Financing Costs	40,246	(9,991)	30,255
Total	$190,577	$(68,334)	$122,243
During the three and nine-month periods ended September 30, 2013, the Company capitalized internal direct leasing costs of $1.4 million and $4.3 million, respectively, and $1.3 million and $4.0 million during the three and nine-month periods ended September 30, 2012, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2013 and December 31, 2012, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2013
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$81,410	$(42,629)	$38,781
Tenant relationship value	46,160	(31,786)	14,374
Above market leases acquired	2,705	(1,403)	1,302
Total	$130,275	$(75,818)	$54,457
Below market leases acquired	$76,874	$(48,374)	$28,500

	December 31, 2012
	Total Cost	Accumulated Amortization	Intangible assets, net
In-place lease value	$87,909	$(42,894)	$45,015
Tenant relationship value	56,137	(37,389)	18,748
Above market leases acquired	8,565	(1,708)	6,857
Total	$152,611	$(81,991)	$70,620
Below market leases acquired	$77,083	$(43,224)	$33,859
As of September 30, 2013, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2013 (three months remaining)	$3,787	$1,915
2014	13,335	6,179
2015	10,661	4,014
2016	6,285	2,074
2017	5,117	1,545
Thereafter	15,272	12,773
Total	$54,457	$28,500

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2013 and December 31, 2012 (in thousands):

Property / Location	September 30, 2013	December 31, 2012	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	$91,855	$93,188	5.36%	(a)	Aug-15
Two Logan Square	88,782	89,340	7.57%		Apr-16
Fairview Eleven Tower	21,754	22,000	4.25%		Jan-17
IRS Philadelphia Campus	192,535	197,111	7.00%		Sep-30
Cira South Garage	40,664	42,303	7.12%		Sep-30
Principal balance outstanding	435,590	443,942
Plus: fair market value premiums (discounts), net	(695)	(968)
Total mortgage indebtedness	$434,895	$442,974
UNSECURED DEBT:
Credit Facility	—	69,000	LIBOR + 1.50%		Feb-16
Three-Year Term Loan - Swapped to fixed	150,000	150,000	2.60%		Feb-15
Four-Year Term Loan - Variable	100,000	100,000	LIBOR + 1.75%		Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb-19
$250.0M 5.400% Guaranteed Notes due 2014	232,199	238,379	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	161,325	166,535	7.76%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	149,919	150,429	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr-18
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb-23
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	1,947,053	2,027,953
Plus: original issue premiums (discounts), net	(4,757)	(5,597)
Total unsecured indebtedness	$1,942,296	$2,022,356
Total Debt Obligations	$2,377,191	$2,465,330

(a)	This loan was assumed upon acquisition of the property that secures the mortgage debt. The interest rate reflects the market rate at the time of acquisition.
During the nine-month periods ended September 30, 2013 and September 30, 2012, the Company’s weighted-average effective interest rate on its mortgage notes payable was 6.64% and 6.72%, respectively.
During the nine months ended September 30, 2013, the Company repurchased $11.9 million in principal amount of its outstanding unsecured notes in a series of transactions that are summarized in the following table (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2014 5.400% Notes	$6,570	$6,180	$(401)	$7
2015 7.500% Notes	5,843	5,210	(663)	15
2016 6.000% Notes	573	510	(63)	1
	$12,986	$11,900	$(1,127)	$23

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including to fund costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at September 30, 2013 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of September 30, 2013, the Company did not have any outstanding borrowings on its Credit Facility, with $1.3 million in letters of credit outstanding, leaving $598.7 million of unused availability under the Credit Facility. During each of the three and nine-month periods ended September 30, 2013 and 2012, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

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
The spread to LIBOR for LIBOR-based loans under the Credit Facility and term loans depends on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150 basis points under the Credit Facility, 175 basis points under both the $150.0 million three-year term loan and the $100.0 million four-year term loan and 190 basis points under the $200.0 million seven-year term loan. At the Company's option, advances under the Credit Facility and term loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to the Company at a reduced rate. The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of September 30, 2013.

The Credit Facility and term loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of September 30, 2013.

As of September 30, 2013, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2013 (three months remaining)	$2,886
2014	244,141
2015	411,358
2016	346,528
2017	330,323
Thereafter	1,047,407
Total principal payments	2,382,643
Net unamortized premiums/(discounts)	(5,452)
Outstanding indebtedness	$2,377,191
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2013 and December 31, 2012, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2013 and December 31, 2012 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$435,590	$473,614	$443,942	$486,412
Unsecured notes payable	$1,418,443	$1,499,166	$1,430,343	$1,553,123
Variable rate debt	$528,610	$526,693	$597,610	$595,693
Notes receivable	$7,026	$7,491	$7,226	$7,783

The fair value of the Company's unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of September 30, 2013 and December 31, 2012.
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
The only significant unobservable input in the discounted cash flow model is the discount rate. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders. For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used as of September 30, 2013 was 3.337%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2013, and current estimates of fair value may differ from the amounts presented herein.
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
Risks and Uncertainties
Challenging economic conditions have reduced the volume of real estate transactions and created credit stresses on many businesses. Vacancy rates may increase through the remainder of 2013 and possibly beyond as the current economic climate continues to negatively impact tenants. The current financial markets also have an adverse effect on the Company’s Real Estate Venture partners and contractual counter parties, including counter parties in derivative contracts.

The Company was in compliance with all financial covenants as of September 30, 2013. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event of a continued slow-down or deterioration in the economy, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.
Derivative Financial Instruments
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of September 30, 2013 and December 31, 2012. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				09/30/2013	12/31/2012				09/30/2013	12/31/2012
Assets:
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	112	(1,262)
				$25,774	$25,774				$112	$(1,262)
Liabilities:
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$(2,369)	$(8,859)
Swap	Interest Rate	Cash Flow	(a)	77,000	77,000	2.703%	December 9-13, 2011	February 1, 2016	(942)	(1,343)
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	(327)	(458)
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	(181)	(245)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(410)	(914)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(85)	(1,129)
				$402,836	$402,836				$(4,314)	$(12,948)

(a) Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2013, one interest rate swap held an asset position and was included in other assets on the Company's consolidated balance sheets. The remaining swaps are included in other liabilities on the Company's consolidated balance sheets.

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during the three and nine-month periods ended September 30, 2013 and 2012. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.

10. DISCONTINUED OPERATIONS
For the three and nine-month periods ended September 30, 2013, income from discontinued operations relates to the twelve properties sold by the Company during 2013, as well as one property located in West Chester, Pennsylvania designated as held-for-sale as of September 30, 2013. The Company determined the property met the criteria for assets held-for-sale pursuant to the related requirements provided for the classification as held for sale under the accounting standard for long lived assets. Accordingly, at September 30, 2013, the property is required to be measured at the lower of its carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at September 30, 2013 as the estimated fair value of the property less costs to sell are higher than the carrying value based on a purchase and sale agreement. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and nine-month periods ended September 30, 2013 (in thousands):

	Three-month period ended September 30, 2013	Nine-month period ended September 30, 2013
Revenue:
Rents	$—	$4,129
Tenant reimbursements	3	334
Other	—	123
Total revenue	3	4,586
Expenses:
Property operating expenses	38	1,672
Real estate taxes	17	557
Depreciation and amortization	18	1,769
Total operating expenses	73	3,998
Other income:
Interest income	—	2
Income (Loss) from discontinued operations before gain on sale of interests in real estate	(70)	590
Net gain (loss) on disposition of discontinued operations	(16)	3,029
Income (Loss) from discontinued operations	$(86)	$3,619

The following table summarizes balance sheet information for one property designated as held-for-sale as of September 30, 2013 (in thousands);

September 30,
2013
Real Estate Investments:
Operating properties	$3,724
Accumulated depreciation	(1,399)
2,325
Construction-in-progress	—
2,325
Other assets	46
Total assets held for sale	$2,371

For the three and nine-month periods ended September 30, 2012, income from discontinued operations relates to the 26 properties sold by the Company from January 1, 2012 through September 30, 2013 as well as one property located in West Chester, Pennsylvania designated as held-for-sale as of September 30, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and nine-month periods ended September 30, 2012 (in thousands):

	Three-month period ended September 30, 2012	Nine-month period ended September 30, 2012
Revenue:
Rents	$5,602	$22,282
Tenant reimbursements	386	1,872
Termination fees	4	11
Other	129	318
Total revenue	6,121	24,483
Expenses:
Property operating expenses	1,977	6,863
Real estate taxes	707	2,717
Depreciation and amortization	1,788	8,106
Total operating expenses	4,472	17,686
Other income:
Interest income	—	6
Income from discontinued operations before gain on sale of interests in real estate	1,649	6,803
Net gain on disposition of discontinued operations	9,940	34,774
Income from discontinued operations	$11,589	$41,577
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
As of September 30, 2013 and December 31, 2012, the aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $20.3 million and $21.2 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $23.2 million and $22.5 million, respectively, as of September 30, 2013 and December 31, 2012.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$11,174	$11,174	$5,500	$5,500
Net (income) from continuing operations attributable to non-controlling interests	(106)	(106)	(49)	(49)
Amount allocable to unvested restricted shareholders	(85)	(85)	(95)	(95)
Preferred share dividends	(1,725)	(1,725)	(2,785)	(2,785)
Income from continuing operations available to common shareholders	9,258	9,258	2,571	2,571
Income (Loss) from discontinued operations	(86)	(86)	11,589	11,589
Discontinued operations attributable to non-controlling interests	1	1	(211)	(211)
Discontinued operations attributable to common shareholders	(85)	(85)	11,378	11,378
Net income attributable to common shareholders	$9,173	$9,173	$13,949	$13,949
Denominator
Weighted-average shares outstanding	156,703,348	156,703,348	143,424,485	143,424,485
Contingent securities/Share based compensation	—	1,288,734	—	703,525
Total weighted-average shares outstanding	156,703,348	157,992,082	143,424,485	144,128,010
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.06	$0.06	$0.02	$0.02
Discontinued operations attributable to common shareholders	—	—	0.08	0.08
Net income attributable to common shareholders	$0.06	$0.06	$0.10	$0.10

	Nine-month periods ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$18,568	$18,568	$(8,350)	$(8,350)
Net (income) loss from continuing operations attributable to non-controlling interests	(147)	(147)	335	335
Amount allocable to unvested restricted shareholders	(278)	(278)	(286)	(286)
Preferred share dividends	(5,175)	(5,175)	(7,832)	(7,832)
Preferred share redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common shareholders	12,968	12,968	(18,223)	(18,223)
Income from discontinued operations	3,619	3,619	41,577	41,577
Discontinued operations attributable to non-controlling interests	(48)	(48)	(760)	(760)
Discontinued operations attributable to common shareholders	3,571	3,571	40,817	40,817
Net income attributable to common shareholders	$16,539	$16,539	$22,594	$22,594
Denominator
Weighted-average shares outstanding	151,933,441	151,933,441	143,182,911	143,182,911
Contingent securities/Share based compensation	—	1,209,384	—	—
Total weighted-average shares outstanding	151,933,441	153,142,825	143,182,911	143,182,911
Earnings per Common Share:
Income (Loss) from continuing operations attributable to common shareholders	$0.09	$0.09	$(0.13)	$(0.13)
Discontinued operations attributable to common shareholders	0.02	0.02	0.29	0.29
Net income attributable to common shareholders	$0.11	$0.11	$0.16	$0.16

Redeemable common limited partnership units totaling 1,763,739 and 2,657,721 as of September 30, 2013 and 2012, respectively, were excluded from the diluted earnings per share computations because their effect would have been anti-dilutive.
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
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.
Common and Preferred Shares
On September 10, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $23.8 million, which was paid on October 18, 2013 to shareholders of record as of October 4, 2013. On September 10, 2013, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
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
In March 2010, the Parent Company commenced a continuous equity offering program (the “Offering Program”), that provided for the Parent Company's sale, from time to time until the Offering Program's expiration on March 10, 2013, of up to an aggregate of 15,000,000 common shares in amounts and at times determined by the Parent Company. The Parent Company determined to sell shares under the Offering Program based on a variety of factors, including the trading price of its common shares, overall market conditions and the Parent Company's needs for and assessment of alternative sources of capital. Under the Offering Program, the Parent Company engaged sales agents, who received compensation of up to 2% of the gross sales price per share sold. From January 1, 2013 through the expiration of the Offering Program, the Parent Company did not sell any shares under the Offering Program. From the inception of the Offering Program in March 2010 through its expiration, the Parent Company sold an aggregate of 6,421,553 common shares under the Offering Program at an average sales price of $12.50 per share. The Parent Company contributed the net proceeds from the sale of its shares to the Operating Partnership in exchange for the issuance of 6,421,553 common partnership units to the Parent Company. The Operating Partnership used the net proceeds contributed to it by the Parent Company to repay balances on credit facilities and for general corporate purposes.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the nine-month period ended September 30, 2013. As of September 30, 2013, the Parent Company may purchase an additional 539,200 shares under the current program limits.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$11,174	$11,174	$5,500	$5,500
Amount allocable to unvested restricted unitholders	(85)	(85)	(95)	(95)
Preferred unit dividends	(1,725)	(1,725)	(2,785)	(2,785)
Income from continuing operations available to common unitholders	9,364	9,364	2,620	2,620
Discontinued operations attributable to common unitholders	(86)	(86)	11,589	11,589
Net income attributable to common unitholders	$9,278	$9,278	$14,209	$14,209
Denominator
Weighted-average units outstanding	158,467,087	158,467,087	146,082,206	146,082,206
Contingent securities/Share based compensation	—	1,288,734	—	703,525
Total weighted-average units outstanding	158,467,087	159,755,821	146,082,206	146,785,731
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.06	$0.06	$0.02	$0.02
Discontinued operations attributable to common unitholders	—	—	0.08	0.08
Net income attributable to common unitholders	$0.06	$0.06	$0.10	$0.10

	Nine-month periods ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$18,568	$18,568	$(8,350)	$(8,350)
Amount allocable to unvested restricted unitholders	(278)	(278)	(286)	(286)
Preferred unit dividends	(5,175)	(5,175)	(7,832)	(7,832)
Preferred unit redemption charge	—	—	(2,090)	(2,090)
Income (Loss) from continuing operations available to common unitholders	13,115	13,115	(18,558)	(18,558)
Discontinued operations attributable to common unitholders	3,619	3,619	41,577	41,577
Net income attributable to common unitholders	$16,734	$16,734	$23,019	$23,019
Denominator
Weighted-average units outstanding	153,731,070	153,731,070	145,842,872	145,842,872
Contingent securities/Share based compensation	—	1,209,384	—	—
Total weighted-average units outstanding	153,731,070	154,940,454	145,842,872	145,842,872
Earnings per Common Partnership Unit:
Income (Loss) from continuing operations attributable to common unitholders	$0.09	$0.09	$(0.13)	$(0.13)
Discontinued operations attributable to common unitholders	0.02	0.02	0.29	0.29
Net income attributable to common unitholders	$0.11	$0.11	$0.16	$0.16

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the nine months ended September 30, 2013 and 2012, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Units and Preferred Mirror Units
On September 10, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.8 million, which was paid on October 18, 2013 to unitholders of record as of October 4, 2013.
On September 10, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on October 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
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
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program during the nine-month period ended September 30, 2013 and accordingly, during the nine-month period ended September 30, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED AND DEFERRED COMPENSATION
Stock Options
At September 30, 2013, options exercisable for 2,827,517 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan. There were 184,429 options unvested as of September 30, 2013 and $0.2 million of unrecognized compensation expense associated with these options to be recognized over a weighted average term of 0.4 years. During the three and nine-month periods ended September 30, 2013 the Company recognized compensation expense related to unvested options of $0.2 million and $0.6 million, of which a nominal amount and $0.1 million, respectively, were capitalized. During the three and nine-month periods ended September 30, 2012 the Company recognized compensation expense related to unvested options of $0.4 million and $1.1 million, of which $0.1 million and $0.3 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

Option activity as of September 30, 2013 and changes during the nine months ended September 30, 2013 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,337,549	$14.50	7.2	$—
Granted	—	—	—	—
Exercised	(207,941)	$10.52	—	—
Canceled	(117,662)	$18.61
Outstanding at September 30, 2013	3,011,946	$15.40	5.4	$—
Vested/Exerciseable at September 30, 2013	2,827,517	$15.63	5.3	$—

Restricted Share Awards
As of September 30, 2013, 563,713 restricted shares were outstanding under the 1997 Plan and vest over three to seven years from the initial grant date. At September 30, 2013, approximately $2.4 million of compensation expense remained to be recognized and is expected to be recognized over a weighted average remaining vesting period of 1.4 years. The Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $2.6 million during the three and nine-month periods ended September 30, 2013, of which $0.1 million and $0.4 million, respectively, were capitalized as part of the Company’s policies for capitalizing eligible portions of employee compensation. The Company recognized compensation expense related to outstanding restricted shares of $0.8 million and $2.3 million during the three and nine-month periods ended September 30, 2012, of which $0.2 million and $0.5 million, respectively, were capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated statement of operations in the respective periods.
The following table summarizes the Company’s restricted share activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2013	597,708	$9.46
Granted	182,576	13.13
Vested	(208,306)	13.13
Forfeited	(8,265)	11.41
Non-vested at September 30, 2013	563,713	$12.56
On February 25, 2013, the Compensation Committee of the Parent Company’s Board of Trustees awarded 157,208 restricted shares to the Company’s executives. The restricted shares will cliff vest after three years from the grant date. The vesting of the restricted shares is also subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement. In the case of two of the Company's executives who have employment agreements with the Company, the vesting of the restricted shares is also subject to acceleration if either executive were to be terminated without cause or resign for good reason. Qualifying retirement means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
Restricted Performance Share Units Plan
On each of February 25, 2013, March 1, 2012 and March 2, 2011, the Compensation Committee of the Parent Company’s Board of Trustees awarded an aggregate of 231,093, 242,122, and 113,256 share-based awards, respectively, to its executives. These awards are referred to as Restricted Performance Share Units, or RPSUs. The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three years measurement period that commenced on January 1, 2013 (in the case of the February 25, 2013 awards), January 1, 2012 (in the case of the March 1, 2012 awards), and January 1, 2011 (in the case of the March 2, 2011 awards), and that ends on December 31, 2015, December 31, 2014 or December 31, 2013 (as applicable) or, if earlier, the date of a change of control. In the case of the awards made on February 25, 2013 and March 1, 2012, the Company's performance is compared to the shareholder return of REITs within an index over the measurement period for 50% of the RPSUs awarded on that date, with the remaining 50% being compared to the total shareholder return of REITs within the Company's proxy peer group over such period. In the case of the awards made on March 2, 2011, the Company's performance is compared to the total shareholder return of REITs within an index over the performance period. The vesting of RPSUs is contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). Dividends are deemed credited to the performance units accounts and are applied to “acquire” additional RPSUs for the account of the unit holder at the price per common share on the dividend payment date. If earned, RPSUs will be settled in common shares in an amount that reflects both the number of RPSUs in the holder’s account at the end of the applicable measurement period and the Company’s total return to shareholders during the applicable three year measurement period relative to the total shareholder returns of the REITs within the index or peer group, as applicable.
On the date of each grant, the RPSUs were valued using a Monte Carlo simulation. The fair values of the 2013, 2012 and 2011 awards on the grant dates were $4.1 million, $4.2 million and $2.0 million, respectively. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In the case of two of the Company's executives who have employment agreements with the Company, the vesting of the restricted shares is also subject to acceleration if either executive were to be terminated without cause or resign for good reason. Qualifying retirement means the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.
For the three and nine-month periods ended September 30, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $1.3 million and $3.7 million, of which $0.2 million and $0.6 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three and nine-month periods ended September 30, 2012, the Company recognized total compensation expense for the 2012, 2011 and 2010 awards of $0.7 million and $2.1 million, of which $0.2 million and $0.6 million, respectively, were capitalized.
A total of 64,678 common shares vested on December 31, 2012 (the end of the three-year measurement period for the linked RPSUs) and were delivered to holders of the RPSUs on March 1, 2013 in settlement of the RPSUs. Holders of these RPSUs also received cash dividend equivalents to the cash dividends paid on common shares on February 8, 2013.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total USB contributions presented within the Company’s consolidated balance sheet amounted to $26.8 million and $39.1 million as of September 30, 2013 and December 31, 2012, respectively. The contributions were recorded net of the amount allocated to non-controlling interest as described above of $2.7 million at the end of the period ended September 30, 2013 and $2.6 million at December 31, 2012, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize, on an annual basis, the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the nine-month period ended September 30, 2013 the Company recognized $11.9 million in income related to the tax credits.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at September 30, 2013 and December 31, 2012 is $1.0 million and $1.6 million, respectively, and is included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregate to $0.3 million and $1.0 million for the three and nine-month periods ended September 30, 2013, respectively, and $0.3 million and $1.0 million for the three and nine-month periods ended September 30, 2012, respectively.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at each of September 30, 2013 and December 31, 2012. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in 2017.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at each of September 30, 2013 and December 31, 2012 is $5.3 million, and is included in other assets in the Company’s consolidated balance sheet.
16. SEGMENT INFORMATION
As of September 30, 2013, the Company was managing its portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden and Mercer counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad, California. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

Segment information is as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan, D.C.	New Jersey/Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
As of September 30, 2013:
Real estate investments, at cost:
Operating properties	$1,196,987	$1,026,116	$1,207,243	$410,143	$309,646	$289,075	$192,700	$—	$4,631,910
Construction-in-progress								52,702	52,702
Land inventory								94,097	94,097
As of December 31, 2012:
Real estate investments, at cost:
Operating properties	$1,178,730	$988,590	$1,193,200	$546,644	$309,923	$285,346	$223,736	$—	$4,726,169
Construction-in-progress								48,950	48,950
Land inventory								102,439	102,439
For the three-months ended September 30, 2013:
Total revenue	$39,268	$35,891	$29,320	$16,171	$8,640	$9,937	$4,632	$(403)	$143,456
Property operating expenses, real estate taxes and third party management expenses	13,291	13,704	10,321	8,647	3,735	3,958	2,531	(19)	56,168
Net operating income	$25,977	$22,187	$18,999	$7,524	$4,905	$5,979	$2,101	$(384)	$87,288
For the three-months ended September 30, 2012:
Total revenue	$38,373	$33,026	$26,516	$15,536	$8,826	$8,274	$4,448	$(479)	$134,520
Property operating expenses, real estate taxes and third party management expenses	13,463	12,432	10,638	7,930	3,761	3,485	2,362	(504)	53,567
Net operating income	$24,910	$20,594	$15,878	$7,606	$5,065	$4,789	$2,086	$25	$80,953
For the nine-months ended September 30, 2013:
Total revenue	$114,730	$107,957	$85,889	$47,449	$26,359	$29,067	$13,773	$(1,026)	$424,198
Property operating expenses, real estate taxes and third party management expenses	40,256	40,826	31,856	23,301	11,017	12,123	7,029	(75)	166,333
Net operating income	$74,474	$67,131	$54,033	$24,148	$15,342	$16,944	$6,744	$(951)	$257,865
For the nine-months ended September 30, 2012:
Total revenue	$113,110	$98,086	$79,919	$46,550	$26,762	$23,957	$13,034	$(1,305)	$400,113
Property operating expenses, real estate taxes and third party management expenses	39,285	37,080	31,156	22,841	10,874	10,494	6,747	(1,274)	157,203
Net operating income	$73,825	$61,006	$48,763	$23,709	$15,888	$13,463	$6,287	$(31)	$242,910
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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2013	2012	2013	2012
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$87,288	$80,953	$257,865	$242,910
Less:
Interest expense	(30,338)	(32,620)	(91,689)	(99,745)
Interest expense - amortization of deferred financing costs	(1,158)	(1,218)	(3,502)	(3,790)
Interest expense - financing obligation	(264)	(230)	(693)	(608)
Depreciation and amortization	(50,613)	(46,955)	(149,423)	(142,262)
General and administrative expenses	(6,436)	(6,080)	(20,322)	(18,209)
Net loss on sale of undepreciated real estate	(129)	—	(129)	—
Loss on real estate venture formation	—	(950)	—	(950)
Loss on early extinguishment of debt	(11)	(51)	(1,127)	(1,549)
Plus:
Interest income	268	311	448	2,631
Historic tax credit transaction income	11,853	11,840	11,853	11,840
Equity in income of real estate ventures	714	500	3,757	1,382
Gain from remeasurement of investment in a real estate venture	—	—	7,847	—
Net gain on real estate venture transactions	—	—	3,683	—
Income (loss) from continuing operations	11,174	5,500	18,568	(8,350)
Income (loss) from discontinued operations	(86)	11,589	3,619	41,577
Net income	$11,088	$17,089	$22,187	$33,227
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

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 16 to 90 years. Minimum future rental payments on non-cancelable leases at September 30, 2013 are as follows (in thousands):

2013 (three months remaining)	$549
2014	2,288
2015	2,288
2016	2,288
2017	2,288
Thereafter	280,519
Total	$290,220
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
The Company acquired ground tenancy rights under a long term ground lease agreement related to its acquisition of 3020 Market Street in Philadelphia, Pennsylvania on August 12, 2011. The annual rental payments under this ground lease is equal to a percentage of the net operating income generated by the property. The Company has not included the amounts in the table above since such amounts are not fixed or determinable.
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the "TRC acquisition"), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of September 30, 2013, the Company had a balance of $1.6 million for this liability in its consolidated balance sheet.
The Company was audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company appealed the proposed adjustment and during the second quarter of 2013, the IRS finalized a settlement agreement which will not result in a material liability to the Company for federal income taxes. The contributor of partnership interests in the 2004 transaction has agreed not to assert a claim against the Company for federal income tax purposes under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 merger with Prentiss Properties Trust ("Prentiss"), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them.

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
18. SUBSEQUENT EVENTS
Austin Venture
On October 16, 2013, the Company contributed a portfolio of seven office properties containing an aggregate of 1,398,826 square feet located in Austin, Texas (the "Austin Properties") to a newly-formed joint venture (the "Austin Venture") with G&I VII Austin Office LLC (“DRA”), an investment vehicle advised by DRA Advisors LLC. The Austin Properties and related assets represent the Company's entire remaining property portfolio within the Austin, Texas region. DRA and the Company, based on arm's-length negotiation, agreed to an aggregate gross sales price of $330.0 million subject to an obligation on the Company's part to fund the first $5.2 million of post-closing capital expenditures.

DRA owns a 50% interest in the Austin Venture and the Company owns a 50% interest in the Austin Venture, subject to the Company's right to receive up to an additional 10% of distributions.
At the closing the Austin Venture obtained third party non-recourse debt financing of approximately $230.6 million secured by mortgages on the Austin Properties and used proceeds of this financing together with $49.7 million of cash contributions by DRA (less $1.9 million of closing costs and $6.9 million of closing prorations and lender holdbacks) to fund a $271.5 million distribution to the Company. The Company has agreed to fund the first $5.2 million of post-closing capital expenditures on behalf of the Austin Venture, resulting in net proceeds of $266.3 million after funding the Company's capital expenditure obligation. As part of the transaction, the Company's subsidiary management company executed an agreement with the Austin Venture to provide property management and leasing services to the Austin Venture in exchange for a market-based fee.
The Company and DRA, utilizing additional equity funding of up to $100.0 million per partner and to-be-determined third-party debt financing, intend to jointly pursue additional office opportunities in targeted Austin sub-markets and plan to co-invest in acquisitions that meet certain investment criteria.
Cira Walnut Tower

On October 31, 2013 the Company signed a lease with FMC Corporation for approximately 245,000 square feet of office space at the Cira Walnut Tower ("Cira Walnut"), which is an office and residential tower that the Company will develop at 30th and Walnut Streets in Philadelphia on a site ground leased from the University of Pennsylvania. The lease with FMC has an initial term of sixteen (16) years from initial occupancy. In addition, the Company also leased approximately 100,000 square feet of office space to the University of Pennsylvania under a twenty-year lease. Cira Walnut will be known as The FMC Tower at Cira Centre South.

The Company's ground lease with the University of Pennsylvania has a term through July 2097, with a variable rent that would provide the University with a percentage of the cash flow or proceeds of specified capital events subject to receipt by the Company of a priority return on the Company's investment.
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

•	impairment losses;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts;

•	actual or threatened terrorist attacks;

•	demand for tenant services beyond those traditionally provided by landlords;

•	liability under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure of dispositions to close in a timely manner;

•	failure of buyers of our properties to comply with the terms of their financing agreements to us;

•	earthquakes, floodings and other natural disasters;

•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of the Parent Company's failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2012 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine-month periods ended September 30, 2013 and 2012 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2013, our 210 property portfolio consisted of 182 office properties (one of which is held-for-sale), 19 industrial facilities, five mixed-use properties (205 core properties), one development property, two redevelopment properties and one re-entitlement property that contain an aggregate of approximately 24.1 million net rentable square feet. As of September 30, 2013, we also held economic interests in 18 unconsolidated real estate ventures that we formed with third parties to develop or own commercial properties. The properties owned by these Real Estate Ventures contain approximately 6.2 million net rentable square feet.
As of September 30, 2013, we managed our portfolio within seven geographic segments: (1) Pennsylvania, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington, Camden, and Mercer counties in New Jersey and New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad, California.
We generate cash and revenue from leases of space at our properties, from investments in Real Estate Ventures and, to a lesser extent, from the management of properties owned by third parties. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as core to our portfolio, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
Challenging economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with ongoing economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses. Vacancy rates may increase through the remainder of 2013 and possibly beyond as the current economic climate continues to negatively impact tenants.

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
We seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at September 30, 2013 was 88.3%.
The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three and nine months ended September 30, 2013:

	Three-month period ended	Nine-month period ended
	September 30, 2013	September 30, 2013
Leasing Activity:
Core portfolio net rentable square feet owned (1)	23,334,037	23,334,037
Occupancy percentage (end of period)	88.3%	88.3%
Average occupancy percentage	88.1%	88.1%
New leases and expansions commenced (square feet)	447,698	1,227,902
Leases renewed (square feet)	384,691	1,191,804
Net absorption (square feet) (2)	49,290	(54,434)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	9.3%	10.5%
Renewal rental rates	9.5%	9.6%
Combined rental rates	9.4%	9.9%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.08	$3.77
Tenant Improvements (per square feet)	$9.04	$8.85

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment or a re-entitlement property), including properties that were sold during these periods.

(2)	Includes leasing related to completed developments and redevelopments, as well as properties sold during the nine-month period ended September 30, 2013.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on an average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases accounting for approximately 1.1% of our aggregate final annualized base rents as of September 30, 2013 (representing approximately 1.3% of the net rentable square feet of the Properties) expire without penalty in the remainder of 2013. As of September 30, 2013, the annualized rent per square foot of these expiring leases amounted to $22.03, and although we can provide no assurance, we currently expect that the annualized market rent per square foot will increase by 6% to 8% through a combination of new leases and renewals throughout the year. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. During the nine months ended September 30, 2013, we achieved a 63.1% retention rate in our core portfolio. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.7 million or 10.5% of total receivables (including accrued rent receivables) as of September 30, 2013 compared to $16.6 million or 10.9% of total receivables (including accrued rent receivables) as of December 31, 2012.
If economic conditions deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
As of September 30, 2013, we owned approximately 423 acres of undeveloped land, and held options to purchase approximately 51 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of September 30, 2013, the total potential development that these land parcels could support amounted to 6.1 million square feet.
We are a party to a development agreement and related ground leases covering two adjacent parcels of land. As described below under "Recent Property Transactions - evo at Cira Centre South Venture" and in Note 4 above, on January 25, 2013, we contributed our development rights in one of the land parcels to the evo at Cira Centre South Venture, and during the three months ended March 31, 2013 the evo at Cira Centre South Venture commenced construction of a student housing tower.
As to the other parcel, we have the right, on terms and conditions in the development agreement and applicable ground lease, to commence development of such other parcel by December 31, 2015. On October 31, 2013 the Operating Partnership determined to proceed with development of the Cira Walnut Tower ("Cira Walnut"), which it contemplates as a 47-story office and residential tower at 30th and Walnut Streets in Philadelphia on a site ground leased from the University of Pennsylvania. The Operating Partnership expects Cira Walnut to be ready for initial occupancy during the second quarter of 2016.
The Operating Partnership contemplates that Cira Walnut will include approximately 575,000 square feet of office space, 245,000 square feet of residential space consisting of 260 market rate finished and unfinished rental apartment units, and 10,000 square feet of retail space, with an additional floor containing a full range of amenities.
The Operating Partnership has pre-leased an aggregate of 61% of the office square feet of Cira Walnut.  The anchor tenant for approximately 253,000 square feet of office space is FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally.  The lease with FMC has an initial term of sixteen (16) years from initial occupancy. In addition, the Operating Partnership also leased approximately 100,000 square feet of office space to the University of Pennsylvania under a twenty-year lease.  Cira Walnut will be known as The FMC Tower at Cira Centre South.
The Operating Partnership anticipates the office component of the project will cost approximately $236.0 million with the residential component costing approximately $105.0 million for a total project cost of $341.0 million.

The Operating Partnership intends to fund the Cira Walnut development costs through a combination of existing cash balances, one or more joint venture formations, proceeds from additional asset sales or equity and debt financing including third party equity sources.
The Operating Partnership's current intention is to either joint venture or pre-sell the residential component of the FMC Tower at Cira Centre South. Pursuant to this objective, the Operating Partnership has executed a non-binding letter of intent with a residential development and operating company that contemplates either outcome.

The Operating Partnership's ground lease with the University of Pennsylvania has a term through July 2097, with a variable rent that would provide the University with a percentage of the cash flow or proceeds of specified capital events subject to receipt of a priority return on the Operating Partnership's investment.

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2012 for additional risks associated with development projects.
RECENT PROPERTY TRANSACTIONS
Real Estate Acquisitions/Dispositions
On April 25, 2013, we exercised our purchase option under the long term ground lease agreement we held through our acquisition of Three Logan Square on August 5, 2010 and acquired the 1.8 acre land parcel underlying Three Logan Square in Philadelphia, Pennsylvania for $20.8 million. We have accounted for the transaction as an asset acquisition. A portion of the original purchase price of Three Logan Square was allocated to the below market ground lease intangible asset, as the sum of the purchase price of the land and the $4.3 million remaining balance for the intangible asset approximates the fair value of the land as unencumbered by the ground lease. The remaining intangible asset balance was reclassified to land upon exercise of the purchase option. We funded the cost of the acquisition with available corporate funds and capitalized $0.1 million of acquisition related costs as part of the basis in the operating land.
On August 5, 2013, we sold an eight-acre parcel of land located in Richmond, Virginia known as Dabney Land East, for a sales price of $0.5 million. The land parcel was undeveloped as of the date of sale.
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
On June 19, 2013, we sold 1700 Paoli Pike, a 28,000 net rentable square feet office property located in Malvern, Pennsylvania, for a sales price of $2.7 million. The property was vacant at the date of sale.
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
4040 Wilson Venture
On July 31, 2013, we formed 4040 Wilson LLC Venture ("4040 Wilson"), a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. 4040 Wilson expects to construct a 20-story office building located in the Ballston submarket of Arlington, Virginia. We and Ashton Park each own a 50% interest in 4040 Wilson. 4040 Wilson would develop the project on a 1.3 acre land parcel contributed by Ashton Park at an agreed upon value of $36.0 million. The total estimated project costs are $194.3 million, which the Company expects would be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company and land with a value of $36.0 million from Ashton Park) and approximately $122.3 million of debt financing through a construction lender that has not yet been determined. Construction is scheduled to commence during the fourth quarter of 2013, with a targeted project completion in 2015.
Based upon the facts and circumstances at formation of 4040 Wilson, we determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, we used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member's shared power over the activities of 4040 Wilson under the operating and related agreements of 4040 Wilson, and our lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by us, and is accounted for under the equity method of accounting.
In addition, in connection with our development of 4040 Wilson we have agreed to guarantee 100% of any lender mandated recourse. As of September 30, 2013, we had no outstanding guarantees under the 4040 Wilson LLC Venture.

Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, we acquired, from an unaffiliated third party, the third party's ownership interest in Six Tower Bridge real estate venture through a nonmonetary exchange for our ownership interest in the Two Tower Bridge real estate venture. Six Tower Bridge owns an unencumbered office property in Conshohocken, PA. We previously accounted for our noncontrolling interest in Six Tower Bridge using the equity method. As a result of the exchange transaction we obtained control of the Six Tower Bridge property and our existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, we recorded a gain of approximately $7.8 million, which is reflected in "Gain on remeasurement of investment in real estate venture" on the accompanying statements of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by us with an unencumbered fair value of $24.5 million. We accounted for this acquisition as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, we exchanged our investment in Two Tower Bridge real estate venture in an nonmonetary transaction with an unaffiliated third party for the third party's interest in the Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture's equity and distribution provisions of the real estate venture agreement. Based on the fair value and the carrying value for our investment of $(0.1) million, during 2013 we recognized a gain on exchange of interests in real estate ventures of $3.7 million.
evo at Cira Centre South Venture (formerly the Grove Venture)
On January 25, 2013, we formed the evo at Cira Centre South Venture, a joint venture among the Company and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). The evo at Cira Centre South Venture has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania to be called "evo at Cira Centre South." We and Campus Crest each own a 30% interest in the evo at Cira Centre South Venture and HSRE owns a 40% interest. The evo at Cira Centre South Venture is developing the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. We contributed to the evo at Cira Centre South Venture our tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through construction facilities provided by PNC Bank, Capital One, and First Niagara Bank. Construction has already commenced, with a targeted project completion in 2014.
In connection with the development of the evo at Cira Centre South project (as described in Note 4 to the consolidated financial statements), we and Campus Crest have provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with our share of the payment guaranty being approximately $23.0 million).
BDN Beacon Venture
On March 26, 2013, we sold our entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of our investment in the Beacon Venture amounted to $17.0 million at the sale date, with our proceeds effectively matching the carrying amount.
From time to time, we provide guarantees and indemnities on behalf of Real Estate Ventures, including environmental indemnities and non-recourse carve-outs under mortgage loans, in connection with both construction and permanent financing. As of September 30, 2013, the Company had guaranteed repayment of approximately $0.6 million of loans on behalf of the PJP VII Real Estate Venture.
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
Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2012. See also Note 2 in our unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2013 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and nine-month periods ended September 30, 2013 and 2012. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis below is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share based awards to our executives and employees and professional fees that we incur as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 16 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 16 to the Consolidated Financial Statements for a reconciliation of consolidated NOI to our consolidated net income.
Comparison of the Three-Month Periods Ended September 30, 2013 and September 30, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 203 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through September 30, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2012 or disposed prior to September 30, 2013. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2013 and 2012.
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended September 30, 2013 to the three-months ended September 30, 2012

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$106,768	$102,930	$3,838	$1,191	$—	$2,379	170	$(760)	$(690)	$109,578	$102,410	$7,168
Straight-line rents	4,348	4,369	(21)	94	—	644	303	—	2	5,086	4,674	412
Above/below market rent amortization	1,507	1,574	(67)	60	—	248	—	—	—	1,815	1,574	241
Total rents	112,623	108,873	3,750	1,345	—	3,271	473	(760)	(688)	116,479	108,658	7,821
Tenant reimbursements	19,764	20,042	(278)	443	—	514	247	(22)	5	20,699	20,294	405
Termination fees	2,040	931	1,109	—	—	—	—	—	—	2,040	931	1,109
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,263	3,007	3,263	3,007	256
Other	753	1,642	(889)	—	—	15	1	207	(13)	975	1,630	(655)
Total revenue	135,180	131,488	3,692	1,788	—	3,800	721	2,688	2,311	143,456	134,520	8,936
Property operating expenses	40,768	40,979	(211)	499	—	1,438	340	(2,044)	(2,536)	40,661	38,783	1,878
Real estate taxes	13,359	13,111	248	191	—	452	186	188	189	14,190	13,486	704
Third party management expenses	—	—	—	—	—	—	—	1,317	1,298	1,317	1,298	19
Net operating income	81,053	77,398	3,655	1,098	—	1,910	195	3,227	3,360	87,288	80,953	6,335
General & administrative expenses	—	—	—	—	—	(2)	—	6,438	6,080	6,436	6,080	356
Depreciation and amortization	47,909	46,655	1,254	693	—	1,988	207	23	93	50,613	46,955	3,658
Operating income (loss)	$33,144	$30,743	$2,401	$405	$—	$(76)	$(12)	$(3,234)	$(2,813)	$30,239	$27,918	$2,321
Number of properties	203	203		2		4		—		209
Square feet	23,082	23,082		252		792		—		24,126
Core Occupancy % (d)	88.2%	87.1%		91.7%		N/A				88.3%
Other Income (Expense):
Interest income										268	311	(43)
Historic tax credit interest income										11,853	11,840	13
Interest expense										(30,338)	(32,620)	2,282
Interest expense — deferred financing costs										(1,158)	(1,218)	60
Interest expense — financing obligation										(264)	(230)	(34)
Equity in income of real estate ventures										714	500	214
Loss on sale of undepreciated real estate sale										(129)	—	(129)
Loss on real estate venture formation										—	(950)	950
Loss on early extinguishment of debt										(11)	(51)	40
Income from continuing operations										11,174	5,500	5,674
Income (loss) from discontinued operations										(86)	11,589	(11,675)
Net income										$11,088	$17,089	$(6,001)
Income per common share										$0.06	$0.10	$(0.04)
EXPLANATORY NOTES

(a)	Results include: Two acquired properties.

(b)	Results include: One development, two redevelopments and one re-entitlement property.

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $7.2 million from the third quarter of 2012 to the third quarter of 2013, primarily attributable to:

•	an increase of $3.8 million due to a 2.0% increase in occupancy rates for the third quarter of 2013 compared to the third quarter of 2012.

•
an increase of $1.9 million due to our acquisition of 1900 Market Street during the fourth quarter of 2012. This property was 76.6% occupied as of September 30, 2013, with redevelopment expected to commence in the fourth quarter of 2013 in anticipation of the lead tenant's departure in late 2015;

•	an increase of $0.6 million related to the acquisition of Six Tower Bridge during the second quarter of 2013;

•	an increase of $0.6 million related to the acquisition of 7000 West at Lantana during the fourth quarter of 2012, and;

•
an increase of $0.3 million related to a redevelopment property, 660 Germantown Pike, resulting from the expiration of the lead tenant's free rent period during the third quarter of 2013. The redevelopment of this property is expected to be complete during the first quarter of 2014.

Straight-line rents increased by $0.4 million due to a $0.3 million increase related to the lead tenant taking occupancy of a portion of a redevelopment property, 660 Germantown Pike, during the third quarter of 2012. The remaining $0.1 million increase is related to the aforementioned properties we acquired subsequent to September 2012.
Tenant reimbursements increased by $0.4 million, consistent with the increase in operating expenses over the same period. Please see the Property Operating Expenses and Real Estate Taxes explanations below and note that certain costs such as snow removal costs, carry a higher tenant reimbursement percentage.
Termination fees at our Total Portfolio increased by $1.1 million due to timing and volume of tenant move-outs during the third quarter of 2013 when compared to the third quarter of 2012.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $1.9 million for the third quarter of 2013 compared to the third quarter of 2012, primarily attributable to: (i) an increase of $1.6 million due to additional operating expenses from the aforementioned properties that we acquired and placed into service subsequent to the third quarter of 2012, (ii) an increase of $0.3 million in bad debt expense as a result of leases that were terminated prior to their expiration during the third quarter of 2013, and (iii) an increase of $0.2 million in repairs and maintenance expense, directly attributable to the timing of tenant needs. These increases were offset by a decrease of $0.2 million in various expenses at our same store portfolio, none of which was materially significant.
Real Estate Taxes
Real estate taxes increased by $0.7 million for the third quarter of 2013 compared to the third quarter of 2012, attributable to assessments on the aforementioned properties that we acquired and placed into service subsequent to the third quarter of 2012.
Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million for the third quarter of 2013 compared to the third quarter of 2012 and is attributable to aforementioned properties we acquired subsequent to September 30, 2012. In addition, depreciation expense increased because of the acceleration of depreciation expense for Plaza 1000 at Main Street. We are in the process of re-entitling this property for residential and mixed-use development, and accordingly, we shortened the useful lives for this building and related assets to the expected demolition date. In addition, a portion of 660 West Germantown Pike was placed into service subsequent to the third quarter of 2012 resulting in additional depreciation expense during the third quarter of 2013.

Interest Expense
The decrease in interest expense of $2.3 million from the third quarter of 2012 to the third quarter of 2013 is primarily due to the following:

•
a decrease of $2.7 million as a result of the repurchases of debt subsequent to the third quarter of 2012, including (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $55.5 million of our 7.500% Guaranteed Notes due 2015, and (iii) $100.1 million of our 6.000% Guaranteed Notes due 2016;

•
a decrease of $1.2 million in mortgage interest expense which is directly related to the $60.0 million decrease in mortgage indebtedness resulting from the repayment of two mortgage loans during the fourth quarter of 2012;

•	a decrease of $0.8 million in Term Loan interest expense which is directly related to repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012; and,

•
a decrease of $0.2 million in swap interest expense which is directly related to us terminating the interest rate swap contracts upon repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012.

The decrease of $4.9 million in interest expense described above was offset by the following increases in interest expense during the third quarter of 2013 compared to the third quarter of 2012:

•	an increase of $2.5 million related to our $250.0 million 3.950% Guaranteed Notes due 2023 issued in the fourth quarter of 2012; and,

•	an increase of $0.1 million related to a decrease in capitalized interest.
Loss on Real Estate Venture Formation
Loss on real estate venture formation decreased by $1.0 million from the third quarter of 2012 to the third quarter of 2013 as a result of our termination of an agreement with a third party broker that was entered into upon contributing two properties into a joint venture during December 2011. During the third quarter of 2012, we determined that it was in our best interest to terminate the contract in order to avoid additional commissions and fees on the future joint venture acquisitions, recognizing the fee as an additional cost of forming the real estate venture.
Discontinued Operations
During the third quarter of 2013, we classified one property located in West Chester, Pennsylvania as held for sale. The property was vacant during the third quarter of 2013, and as a result, the property had nominal revenues, operating expenses and depreciation and amortization expense.
During the third quarter of 2012, income from discontinued operations relates to the 26 properties sold by the Company from January 1, 2012 through September 30, 2013 as well as one property located in West Chester, Pennsylvania designated as held-for-sale as of September 30, 2013. Through the date of sale during the third quarter, the properties had total revenue of $6.1 million, property operating expenses of $2.6 million and depreciation and amortization expense of $1.8 million. We recognized a gain on sale related to 11 flex/office properties located in Exton, Pennsylvania during the three months ended September 30, 2012 for $9.9 million.
Net income
Net income decreased by $6.0 million during the third quarter of 2013 compared to the third quarter of 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income per Common Share
Income per share was $0.06 during the third quarter of 2013 as compared to income per share of $0.10 during the third quarter of 2012 as a result of the factors described above.

Comparison of the Nine-Month Periods Ended September 30, 2013 and September 30, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 203 properties containing an aggregate of approximately 23.1 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through September 30, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2012 or disposed prior to September 30, 2013. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2013 and 2012.
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine-months ended September 30, 2013 to the nine-months ended September 30, 2012

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$319,232	$307,743	$11,489	$2,406	$—	$6,593	500	$(2,130)	$(2,058)	$326,101	$306,185	$19,916
Straight-line rents	13,877	16,327	(2,450)	256	—	2,056	317	1	7	16,190	16,651	(461)
Above/below market rent amortization	4,492	4,526	(34)	159	—	738	—	—	—	5,389	4,526	863
Total rents	337,601	328,596	9,005	2,821	—	9,387	817	(2,129)	(2,051)	347,680	327,362	20,318
Tenant reimbursements	58,074	56,502	1,572	1,161	—	1,409	670	(29)	7	60,615	57,179	3,436
Termination fees	2,946	2,522	424	—	—	—	—	—	—	2,946	2,522	424
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	9,652	9,021	9,652	9,021	631
Other	2,331	3,875	(1,544)	1	—	149	11	824	143	3,305	4,029	(724)
Total revenue	400,952	391,495	9,457	3,983	—	10,945	1,498	8,318	7,120	424,198	400,113	24,085
Property operating expenses	120,466	119,342	1,124	883	—	3,993	980	(5,820)	(7,361)	119,522	112,961	6,561
Real estate taxes	40,165	39,406	759	544	—	1,468	409	529	615	42,706	40,430	2,276
Third party management expenses	—	—	—	—	—	—	—	4,105	3,812	4,105	3,812	293
Net Operating Income	240,321	232,747	7,574	2,556	—	5,484	109	9,504	10,054	257,865	242,910	14,955
General & administrative expenses	—	(6)	6	181	—	1	—	20,140	18,215	20,322	18,209	2,113
Depreciation and amortization	138,895	141,314	(2,419)	1,397	—	5,399	557	3,732	391	149,423	142,262	7,161
Operating Income (loss)	$101,426	$91,439	$9,987	$978	$—	$84	(448)	$(14,368)	$(8,552)	$88,120	$82,439	$5,681
Number of properties	203	203		2		4		—		209
Square feet	23,082	23,082		252		792		—		24,126
Occupancy % (d)	88.2%	87.1%		91.7%		N/A				88.3%
Other Income (Expense):
Interest income										448	2,631	(2,183)
Historic tax credit interest income										11,853	11,840	13
Interest expense										(91,689)	(99,745)	8,056
Interest expense — deferred financing costs										(3,502)	(3,790)	288
Interest expense — financing obligation										(693)	(608)	(85)
Equity in income of real estate ventures										3,757	1,382	2,375
Gain from remeasurement of investment in a real estate venture										7,847	—	7,847
Net gain on real estate venture transactions										3,683	—	3,683
Net loss on sale of undepreciated real estate sale										(129)	—	(129)
Loss on real estate venture formation										—	(950)	950
Loss on early extinguishment of debt										(1,127)	(1,549)	422
Income (loss) from continuing operations										18,568	(8,350)	$26,918
Income from discontinued operations										3,619	41,577	(37,958)
Net income										$22,187	$33,227	$(11,040)
Income per common share										$0.11	$0.16	$(0.05)

EXPLANATORY NOTES

(a)	Results include: Two acquired properties.

(b)	Results include: One development, two redevelopments and one re-entitlement property.

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $19.9 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily reflecting:

•	an increase of $11.5 million due to a 1.9% increase in occupancy rates from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013;

•
an increase of $5.8 million due to our acquisition of 1900 Market Street during the fourth quarter of 2012. This property was 76.6% occupied as of September 30, 2013, with redevelopment expected to commence in the fourth quarter of 2013 in anticipation of the lead tenant's departure in late 2015;

•	an increase of $1.7 million related to the acquisition of 7000 West at Lantana during the fourth quarter of 2012;

•	an increase of $0.6 million related to the acquisition of Six Tower Bridge during the second quarter of 2013; and,

•
an increase of $0.3 million related to a redevelopment property, 660 Germantown Pike, resulting from the expiration of the lead tenant's free rent period during the third quarter of 2013. The redevelopment of this property is expected to be complete during the first quarter of 2014.

Straight-line rents decreased by $0.5 million during the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012 due to a $2.4 million decrease from free rent converting to cash subsequent to the third quarter of 2012 at our same store properties. This decrease was offset by an increase of $1.6 million related to a tenant taking occupancy of a portion of a redevelopment property, 660 Germantown Pike, during the third quarter of 2012. In addition straight-line rents increased $0.3 million related to the acquisitions of Six Tower Bridge, 7000 West at Lantana and 1900 Market Street.
Tenant reimbursements increased by $3.4 million consistent with the increase in operating expenses over the same period. Please see the Property Operating Expenses and Real Estate Taxes explanations below and note that certain costs, such as snow removal costs, carry a higher tenant reimbursement percentage.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased by $6.6 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 mainly due to $3.9 million of additional expenses from the aforementioned properties that we acquired and placed in service during and subsequent to 2012. The remaining increase is attributable to the following, (i) an increase of $2.3 million in repairs and maintenance expense, directly attributable to the timing of tenant needs, (ii) an increase of $0.4 million in payroll expenses, and (iii) an increase of $0.2 million in bad debt expense related to early tenant move-outs. These increases were offset by decreases in various expenses at our same store portfolio, none of which was materially significant.
Real Estate Taxes
Real estate taxes increased by $2.3 million mainly due to the aforementioned properties acquired and placed into service subsequent to the third quarter of 2012.

General and Administrative Expenses
General and administrative expenses increased $2.1 million from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013, mainly attributable to the following:

•
an increase in the amortization of performance-based compensation of $1.9 million. This increase is due to the fact that certain of our executive personnel meet qualifying retirement conditions during 2013, causing an acceleration of their associated performance based compensation to fully vest, and;

•	an increase of $0.2 million related to acquisition costs incurred.
Depreciation and Amortization

Depreciation and amortization increased by $7.2 million for the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012 and is attributable to a $5.3 million increase in depreciation expense for Plaza 1000 at Main Street and 6 East Clementon. We are in the process of re-entitling these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date. An additional increase of $4.3 million is related to the aforementioned properties that we acquired and placed in service subsequent to September 30, 2012. These increases were offset by a decrease of $2.4 million as a result of retiring assets at our same store portfolio.
Interest Income

Interest income decreased by $2.2 million from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013 due to the recognition of $1.0 million of accrued interest income related to the payoff of the Trenton note receivable during second quarter of 2012. The installment sales method was used to account for the transaction as a result of the associated note receivable, and therefore interest income was recognized on a cash basis. We recognized all of the interest income accrued through the second quarter of 2012 upon receipt of payment from the borrower. The remaining decrease of $1.2 million is due to a decrease in interest income earned on investments in available-for-sale securities that were outstanding during the nine-month period ended September 30, 2012. Interest income earned during the nine-month period ended September 30, 2013 primarily represents interest earned on our available operating cash balances ($185.5 million as of September 30, 2013).
Interest Expense

The decrease in interest expense of $8.1 million is primarily due to the following:

•
a decrease of $8.0 million as a result of the repurchases of debt subsequent to the third quarter of 2012, including (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $55.5 million of our 7.500% Guaranteed Notes due 2015, and (iii) $100.1 million of our 6.000% Guaranteed Notes due 2016;

•	a decrease of $3.8 million in mortgage interest expense which is directly related to the $60.0 million decrease resulting from the repayment of two mortgage loans during the fourth quarter of 2012;

•	a decrease of $2.2 million related to our $151.5 million 5.400% Guaranteed Notes that matured and were repaid in full during April 2012;

•	a decrease of $1.3 million in Term Loan interest expense which is directly related to repayment of our $150.0 million term loan due 2016 during the fourth quarter of 2012;

•	a decrease in interest expense of $0.2 million related to our variable rate unsecured debt that is swapped to fixed interest rates; and,

•	a decrease in our trust indenture interest of $0.1 million.

The decrease of $15.6 million in interest expense described above was offset by an increase of $7.5 million related to our $250.0 million 3.950% Guaranteed Notes due 2023 issued in the fourth quarter of 2012.
Equity in Income of Real Estate Ventures
The increase in equity in income of real estate ventures of $2.4 million from the nine-month period ended September 30, 2012 to the nine-month period ended September 30, 2013 is attributable to the following, (i) an increase of $0.9 million in preferred return income as a result of additional equity contributions made to the One and Two Commerce Square Real Estate Ventures subsequent to the third quarter of 2012, (ii) an increase of $0.9 million as a result of recognizing losses during 2012 related to the Two and Six Tower Bridge ventures. We sold our interest in each venture during the second quarter of 2013 and (iii) an increase of $0.7 million from the BDN AI Venture because of acquisition costs the venture incurred during the nine months ended September 2012 related to the purchase of three operating properties. These increases were offset by a decrease of $0.3 million as a result of selling our interest in the Beacon Venture during the nine-month period ended September 30, 2013.
Gain on Remeasurement of an Investment in a Real Estate Venture
Gain on remeasurement of an investment in a real estate venture increased by $7.8 million for the nine months ended September 30, 2013 with no comparable gains recognized during the nine-month period ended September 30, 2012. This gain resulted from the Company taking control of Six Tower Bridge during the nine months ended September 30, 2013 which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge (discussed in Footnote 4 of our consolidated financial statements).
Net Gain on Real Estate Venture Transactions
The $3.7 million increase in gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture, as discussed above in Footnote 4 of our consolidated financial statements.
Loss on Real Estate Venture Formation
Loss on real estate venture formation decreased by $1.0 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 as a result of our termination of an agreement with a third party broker that was entered into upon contributing two properties into a joint venture during December 2011. During the third quarter of 2012, we determined that it was in our best interest to terminate the contract in order to avoid additional commissions and fees on the future joint venture acquisitions, recognizing the fee as an additional cost of forming the real estate venture.
Loss on Early Extinguishment of Debt

During the nine-month period ended September 30, 2013, we repurchased (i) $6.2 million of our 5.400% Guaranteed Notes due 2014, (ii) $5.2 million of our 7.500% Guaranteed Notes due 2015, and (iii) $0.5 million of our 6.000% Guaranteed Notes due 2016, which resulted in a net loss on early extinguishment of debt of $1.1 million.
During the nine-month period ended September 30, 2012, we repurchased (i) $4.3 million of our 5.400% Guaranteed Notes due 2014, (ii) $10.5 million of our 7.500% Guaranteed Notes due 2015, and (iii) $0.3 million of our 5.750% Guaranteed Notes due 2012, which resulted in a net loss on early extinguishment of debt of $1.5 million.
Discontinued Operations
During the nine-month period ended September 30, 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania and one property located in Exton, Pennsylvania. Through the date of sale during the nine-month period ending September 30, 2013, the properties had total revenues of $4.6 million, property operating expenses of $2.2 million and $1.8 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.0 million. We classified one property located in West Chester, Pennsylvania as held for sale. The property was vacant during the nine-month period ended September 30, 2013 and as a result, the property had nominal revenues, $0.2 million of operating expenses and nominal depreciation and amortization expense.
During the nine-month period ended September 30, 2012, income from discontinued operations relates to the 26 properties sold by the Company from January 1, 2012 through September 30, 2013 as well as one property located in West Chester, Pennsylvania designated as held-for-sale as of September 30, 2013. These properties had total revenues of $24.5 million, property operating expenses of $9.6 million, and depreciation and amortization expense of $8.1 million through their respective dates of sale. In addition, we recognized a deferred gain related to two properties located in Trenton, New Jersey that were sold during the fourth quarter of 2009. The gain was deferred as a result of a note receivable that we held from the buyer in the amount of $22.5 million. The note receivable and accrued interest was paid in full during the second quarter of 2012, prior to its maturity date of October 2016. We recognized a net gain on sale related to these transactions of $34.8 million during the nine months ended September 30, 2012.

Net income
Net income decreased by $11.0 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Income per Common Share
Income per share was $0.11 during the nine months ended September 30, 2013 as compared to income per share of $0.16 during the nine months ended September 30, 2012 as a result of the factors described above.
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
As of September 30, 2013, the Parent Company owned a 98.8% interest in the Operating Partnership. The remaining interest of approximately 1.2% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.
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
On September 10, 2013, the Parent Company declared a distribution of $0.15 per common share, totaling $23.8 million, which it paid on October 18, 2013 to its shareholders of record as of October 4, 2013. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2013. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 15, 2013 to holders of Series E Preferred Shares totaled $1.7 million.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of September 30, 2013, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the nine-month period ended September 30, 2013. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2013, amounted to $435.6 million and $1,947.1 million, respectively. If the Operating Partnership were to fail to comply with the covenants and restrictions in its loan agreements and indenture, then the Parent Company would be required to fulfill the Operating Partnership’s commitments under such guarantees. The Parent Company's only material asset, however, is its ownership interest in the Operating Partnership. As of September 30, 2013, the Operating Partnership was in compliance with all of its debt covenant and requirement obligations.
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
The Operating Partnership believes that with continued uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of its markets throughout the remainder of 2013 and beyond. As a result, the Operating Partnership’s revenue from the overall reduced demand for office space, and its cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Operating Partnership expects that it would finance cash deficits through borrowings under its unsecured credit facility and other sources of debt and equity financings.
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
Liquidity management is a key priority of management, and the Operating Partnership regularly evaluates financing opportunities to maintain an appropriate balance sheet position. As a result of these dedicated efforts, the Operating Partnership believes that its current balance sheet is in an adequate position at the date of this filing. The Operating Partnership believes it is able and will continue to be able to meet debt maturities and to fund distributions to the Parent Company as well as development and acquisition costs and other expenses from time to time as necessary.
Cash Flows
The following discussion of the Operating Partnership’s cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2013 and December 31, 2012, the Operating Partnership maintained cash and cash equivalents of $185.5 million and $1.5 million, respectively. The following are the changes in cash flow from its activities for the nine month periods ended September 30, 2013 and September 30, 2012 (in thousands):

Activity	2013	2012
Operating	$146,228	$122,145
Investing	16,539	42,865
Financing	21,201	76,196
Net cash flows	$183,968	$241,206
The Operating Partnership’s principal source of cash flows is from the operation of its properties. The Operating Partnership does not restate its cash flow for discontinued operations.
Cash provided from operating activities of the Operating Partnership for the nine months ended September 30, 2013 and 2012 were $146.2 million and $122.1 million, respectively. This increase of $24.1 million is primarily attributable to 2012 acquisitions and increased net operating income on the same store property portfolio in the 2013 period as compared to the 2012 period.
The net decrease of $26.3 million in cash from investing activities of the Operating Partnership during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily attributable to the following:

•
a decrease of $25.0 million of net proceeds from the sale of 14 properties during the nine months ended September 30, 2012. There were 13 property sales during the nine months ended September 30, 2013 (see Note 3 to the consolidated financial statements for details);

•	receipt of $23.9 million on a mortgage note receivable during the nine months ended September 30, 2012 compared to receipt of $0.2 million during the nine months ended September 30, 2013;

•
an increase of $11.5 million in funds used to acquire operating properties, mainly attributable to the Operating Partnership's acquisition of the 1.8 acre land parcel underlying Three Logan Square during the nine months ended

September 30, 2013 compared to our acquisition of a development property, 660 West Germantown Pike, during the nine months ended September 30, 2012, and;

•
an increase in advances made for purchase of tenant assets, net of repayments of $0.4 million during the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012.

The decrease in cash from investing activities was partially offset by the following transactions:

•
a decrease of $19.6 million of investments in unconsolidated Real Estate Ventures during the nine months ended September 30, 2013, primarily reflecting $26.1 million that was contributed to fund our share of an acquisition of three office properties by the BDN AI Venture, $12.0 million that we contributed to a Real Estate Venture to fund our pro rata share of the repayment of mortgage indebtedness during the nine months ended September 30, 2012, and $9.6 million of contributions to fund our share of One and Two Commerce Square ventures' operations, offset by our contribution pro rata share of capital to fund the evo at Cira Centre South Venture (formerly the Grove Venture) and our contribution to form 4040 Wilson real estate venture during the nine months ended September 30, 2013;

•
an increase of $17.0 million in proceeds from the sale of the Operating Partnership's entire 20% ownership interest in the Real Estate Venture known as "BDN Beacon, LLC Venture" during the nine months ended September 30, 2013, with no comparable activity for the nine months ended September 30, 2012 (see Note 4 to the consolidated financial statements for details);

•
a $5.1 million increase in capital expenditures related to developments, redevelopments, tenant and building improvements and leasing commissions during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

•
our receipt of $2.0 million in reimbursement of pre-formation development expenses from a Real Estate Venture during the nine months ended September 30, 2013 with no comparable reimbursements during the nine months ended September 30, 2012; and

•
an increase of $0.9 million in cash distributions from a Real Estate Venture during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily reflecting increased distributions of operating cash flow by the Real Estate Venture known as "BDN AI Venture" during the nine months ended September 30, 2013.

The net decrease of $55.0 million in cash from financing activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is mainly due to the following:

•	receipt of new unsecured term loan funding of $600.0 million during the nine months ended September 30, 2012, with no comparable funding for the nine months ended September 30, 2013; and,

•
receipt of $96.2 million proceeds from the issuance of the Parent Company's 6.90% Series E Preferred Shares during the nine months ended September 30, 2012, with no comparable preferred share issuance in the nine months ended September 30, 2013.

The net decrease in cash from financing activities described above was offset by the following:

•
receipt of $181.5 million in proceeds from the 12,650,000 common share issuance by the Parent Company during the nine months ended September 30, 2013 with no comparable share issuance during the nine months ended September 30, 2012;

•	an increase of $164.5 million in borrowings under the unsecured credit facility during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012;

•
redemption of the Parent Company's 7.50% Series C Preferred Shares of $50.2 million during the nine months ended September 30, 2012, with no comparable charges during the nine months ended September 30, 2013;

•
a $42.9 million decrease in repayments under the unsecured credit facility and mortgage notes payable during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012;

•	repayment of an unsecured term loan of $37.5 million during the nine months ended September 30, 2012, with no comparable repayment during the nine months ended September 30, 2013;

•	debt financing cost payments of $8.5 million during the nine months ended September 30, 2012, with nominal costs paid during the nine months ended September 30, 2013;

•	repayment of unsecured notes of $167.8 million during the nine months ended September 30, 2012, with $13.0 million repayments during the nine months ended September 30, 2013;

•	a $1.5 million increase in proceeds from the exercise of stock options during the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012;

•	net settlement of hedge transactions of $0.1 million during the nine months ended September 30, 2012, with no comparable settlements during the nine months ended September 30, 2013, and;

•
a increase in distributions paid to the Parent Company's shareholders and on non-controlling interests in the Operating Partnership from $72.7 million during the nine months ended September 30, 2012 to $72.9 million during the nine months ended September 30, 2013.

Capitalization
Indebtedness
During the nine months ended September 30, 2013, we repurchased $11.9 million of our outstanding unsecured notes in a series of transactions which are summarized in the table below (in thousands):

Notes	Repurchase Amount	Principal	Loss	Deferred Financing Amortization
2014 5.400% Notes	$6,570	$6,180	$(401)	$7
2015 7.500% Notes	5,843	5,210	(663)	15
2016 6.000% Notes	573	510	(63)	1
	$12,986	$11,900	$(1,127)	$23

The table below summarizes the Operating Partnership’s indebtedness under its mortgage notes payable, its unsecured notes and its Credit Facility at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Balance:
Fixed rate	$2,282,643	$2,302,895
Variable rate — unhedged	100,000	169,000
Total	$2,382,643	$2,471,895
Percent of Total Debt:
Fixed rate	95.8%	93.2%
Variable rate — unhedged	4.2%	6.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.3%	5.3%
Variable rate — unhedged	1.9%	1.9%
Total	5.1%	5.1%
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by the Operating Partnership.
The Operating Partnership will use Credit Facility borrowings for general business purposes, including the acquisition, development and redevelopment of properties and the repayment of other debt. It has the option to increase the maximum borrowings under the Credit Facility to $800.0 million subject to the absence of any defaults and its ability to obtain additional commitments from its existing or new lenders. The Credit Facility requires the maintenance of financial covenants, including ratios related to minimum net worth, debt to total capitalization and fixed charge coverage and customary non-financial covenants. The Operating Partnership is in compliance with all covenants as of September 30, 2013.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2013.
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
The Company, from time to time, also provides guarantees and indemnities, including environmental indemnities, in connection with construction and permanent financing both for its own account and on behalf of its Real Estate Ventures. As of September 30, 2013, the Operating Partnership had guaranteed repayment of approximately $0.6 million of loans on behalf of one Real Estate Venture. In connection with our development of evo at Cira Centre South Venture, the Operating Partnership and Campus Crest have each provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $23.0 million). In addition, in connection with the Company’s development of the 4040 Wilson it has agreed to guarantee 100% of any lender mandated recourse. As of September 30, 2013, the Company had no outstanding guarantees under 4040 Wilson. The Operating Partnership also provides customary environmental indemnities and completion guarantees in connection with construction and permanent financing both for its own account and on behalf of certain of the Real Estate Ventures.
Equity
On September 10, 2013, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.8 million, which was paid on October 18, 2013 to unitholders of record as of October 4, 2013.
On September 10, 2013, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2013. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on October 15, 2013 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
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
The Parent Company did not purchase any shares under its share repurchase program during the nine-month period ended September 30, 2013 and accordingly, during the nine-month period ended September 30, 2012, the Operating Partnership did not repurchase any units in connection with the Parent Company's share repurchase program.
Short- and Long-Term Liquidity
The Operating Partnership believes that its available cash balances and cash flow from operations are adequate to fund its short-term liquidity requirements, excluding principal payments of maturing debt obligations. Cash flow from operations is generated primarily from rental revenues and operating expense reimbursements from tenants and management services income from providing services to third parties. The Operating Partnership intends to use these funds to meet short-term liquidity needs, which are to fund operating expenses, recurring capital expenditures, tenant allowances, leasing commissions, interest expense and the minimum distributions required to maintain the Parent Company’s REIT qualification under the Internal Revenue Code. The

Operating Partnership expects to meet short-term scheduled debt maturities through borrowings under the Credit Facility and proceeds from potential asset dispositions. As of September 30, 2013, the Operating Partnership had $1,947.1 million of total unsecured debt and $435.6 million of mortgage debt with $2.9 million of mortgage principal payments scheduled to be repaid through December 31, 2013.
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
During the third quarter of 2013, as previously announced in the Form 8-K filed on September 11, 2013, the Operating Partnership entered into an agreement with Parkway Properties, Inc. to acquire 74% of their prospective 75% interests in One and Two Commerce Square, two 41-story office towers located in Philadelphia’s Central Business District in which the Operating Partnership currently holds a 25% interest and Thomas Properties Group Inc. affiliate currently holds a 75% interest. During the fourth quarter of 2013 the Operating Partnership expects to fund the required $69.1 million payment from available cash balances. The purchase of these interests is subject to customary closing conditions and completion of the pending merger between Parkway Properties, Inc and Thomas Properties Group Inc.
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
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of September 30, 2013:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$435,590	$11,770	$197,217	$40,603	$186,000
Unsecured term loans	450,000	—	250,000	—	200,000
Unsecured debt (a)	1,497,053	—	543,443	625,000	328,610
Ground leases (b)	290,220	2,265	4,576	4,576	278,803
Development contracts (c)	386	386	—	—	—
Interest expense (d)	527,382	117,763	172,131	95,132	142,356
Other liabilities (e)	15,342	—	—	—	15,342
	$3,215,973	$132,184	$1,167,367	$765,311	$1,151,111

(a)	Amounts do not include unamortized discounts and/or premiums.

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

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2013 interest rates.

(e)
Other liabilities consists of deferred compensation liability and the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (see related discussion below), as of September 30, 2013.

On October 31, 2013 the Operating Partnership determined to proceed with development of the Cira Walnut Tower, which it contemplates as a 47-story office and residential tower at 30th and Walnut Streets in Philadelphia on a site ground leased from the

University of Pennsylvania. The Operating Partnership anticipates the office component of the project will cost approximately $236.0 million with the residential component costing approximately $105.0 million for a total project cost of $341.0 million. The Operating Partnership expects Cira Walnut to be ready for initial occupancy during the second quarter of 2016. For additional information please refer to Development Risk within the OVERVIEW section.
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
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which the Operating Partnership refers to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of September 30, 2013, the Operating Partnership has a balance of $1.6 million for this liability on its consolidated balance sheet.
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
As part of the Operating Partnership’s 2006 Prentiss merger, the 2004 TRC acquisition and several other transactions, it agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Operating Partnership agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at September 30, 2013: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Operating Partnership assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Operating Partnership’s agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Operating Partnership was to sell a restricted property before expiration of the restricted period in a non-exempt transaction, it would be required to make significant payments to the parties who sold the applicable property to the Operating Partnership for tax liabilities attributed to them.
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
The Operating Partnership’s financial instruments consist of both fixed and variable rate debt. As of September 30, 2013, its consolidated debt consisted of $435.6 million of mortgage loans and $1,418.4 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $450.0 million of unsecured term loans all of which are swapped to fixed, except for $100.0 million of unsecured term loans which bear interest at a variable rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of the Operating Partnership’s outstanding fixed-rate mortgage debt would decrease by approximately $23.1 million. If market rates of interest decrease by 100 basis points, the fair value of its outstanding fixed-rate mortgage debt would increase by approximately $25.3 million.
As of September 30, 2013, based on prevailing interest rates and credit spreads, the fair value of the Operating Partnership’s $1,418.4 million of unsecured notes was $1,499.2 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of the Operating Partnership’s debt of approximately $14.1 million at September 30, 2013.
From time to time or as the need arises, the Operating Partnership uses derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of the Operating Partnership’s variable rate debt (including variable swapped to fixed) was approximately $528.6 million and $597.6 million at September 30, 2013 and December 31, 2012, respectively. The total fair value of the Operating Partnership’s debt was approximately $526.7 million and $595.7 million at September 30, 2013 and December 31, 2012, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of its variable rate debt would decrease by approximately $7.1 million at September 30, 2013. If market rates of interest decrease by 100 basis points the fair value of its outstanding variable rate debt would increase by approximately $3.4 million. A 100 basis point change in the market rate of interest equates to a change in the total fair value of its debt of approximately $1.7 million at December 31, 2012.
At September 30, 2013, the Operating Partnership’s outstanding variable rate debt based on LIBOR totaled approximately $528.6 million, of which $100.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At September 30, 2013, the interest rate on the Operating Partnership's variable rate debt was approximately 1.9%. If market interest rates on its variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended September 30, 2013.
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
The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2013	2012	2013		2012
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$9,278	$14,209	$16,734		$23,019
Add (deduct):
Amount allocated to unvested restricted unitholders	85	95	278		286
Loss on real estate venture formation	—	950	—		950
Net loss (gain) on disposition of discontinued operations	16	(9,940)	(3,029)		(34,774)
Net gain on real estate venture transactions	—	—	(3,683)		—
Gain from remeasurement of investment in a real estate venture	—	—	(7,847)		—
Depreciation and amortization:
Real property — continuing operations	41,516	37,846	121,911		111,898
Leasing costs including acquired intangibles — continuing operations	9,061	9,067	27,410		30,164
Real property — discontinued operations	17	1,782	1,766		7,814
Leasing costs including acquired intangibles — discontinued operations	1	6	3	0.003	291
Company’s share of unconsolidated real estate ventures	3,293	3,971	10,676		10,528
Funds from operations	$63,267	$57,986	$164,219		$150,176
Funds from operations allocable to unvested restricted shareholders	(227)	(254)	(662)		(769)
Funds from operations available to common unit holders (FFO)	$63,040	$57,732	$163,557		$149,407
Weighted-average shares/units outstanding — fully diluted	159,755,821	146,785,731	154,940,454		146,408,921

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the share repurchases during the nine-month period ended September 30, 2013:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Shares that May Yet Be Purchased Under the Plans or Programs (b)
2013:
January	1,374	$12.76	—	539,200
February	16,728	12.96	—	539,200
March	16,028	14.01	—	539,200
April	54,953	14.90	—	539,200
May	—	—	—	539,200
June	—	—	—	539,200
July	—	—	—	539,200
August	—	—	—	539,200
September	—	—	—	539,200
Total	89,083		—

(a)	Represents common shares surrendered by employees to the Company to satisfy such employees' tax withholding obligations in connection with the vesting of restricted common shares.

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	November 1, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	November 1, 2013	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2013	By:	/s/ Howard M. Sipzner
Howard M. Sipzner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2013	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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