Form 10-Q
period 2014-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2014-05-05
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
A total of 157,037,189 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 30, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
Management operates the Parent Company and the Operating Partnership as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership.
As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company's operations on a consolidated basis and how management operates the Company.
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

•	Consolidated Financial Statements; and

•	Parent Company’s and Operating Partnership’s Equity.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,701,289	$4,669,289
Accumulated depreciation	(1,019,306)	(983,808)
Operating real estate investments, net	3,681,983	3,685,481
Construction-in-progress	90,140	74,174
Land inventory	96,427	93,351
Total real estate investments, net	3,868,550	3,853,006
Cash and cash equivalents	236,291	263,207
Accounts receivable, net	23,123	17,389
Accrued rent receivable, net	128,331	126,295
Investment in real estate ventures, at equity	180,237	180,512
Deferred costs, net	123,216	122,954
Intangible assets, net	125,162	132,329
Other assets	75,138	69,403
Total assets	$4,760,048	$4,765,095
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$666,305	$670,151
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,475,501	1,475,230
Accounts payable and accrued expenses	106,963	83,693
Distributions payable	25,604	25,584
Deferred income, gains and rent	72,937	71,635
Acquired lease intangibles, net	32,229	34,444
Other liabilities	35,357	32,923
Total liabilities	2,864,896	2,843,660
Commitments and contingencies (Note 16)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2014 and 2013	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 200,000,000; 156,916,901 and 156,731,993 issued and outstanding in 2014 and 2013, respectively	1,567	1,566
Additional paid-in capital	2,974,094	2,971,596
Deferred compensation payable in common shares	6,267	5,407
Common shares in grantor trust, 384,571 in 2014 and 312,279 in 2013	(6,267)	(5,407)
Cumulative earnings	520,322	522,528
Accumulated other comprehensive loss	(3,905)	(2,995)
Cumulative distributions	(1,617,878)	(1,592,515)
Total Brandywine Realty Trust’s equity	1,874,240	1,900,220
Non-controlling interests	20,912	21,215
Total beneficiaries' equity	1,895,152	1,921,435
Total liabilities and beneficiaries' equity	$4,760,048	$4,765,095

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2014	2013
Revenue:
Rents	$121,671	$114,608
Tenant reimbursements	23,460	20,341
Termination fees	2,203	496
Third party management fees, labor reimbursement and leasing	4,150	3,236
Other	630	873
Total revenue	152,114	139,554
Operating expenses:
Property operating expenses	46,801	39,349
Real estate taxes	13,457	14,295
Third party management expenses	1,716	1,425
Depreciation and amortization	52,570	49,476
General and administrative expenses	8,181	6,551
Total operating expenses	122,725	111,096
Operating income	29,389	28,458
Other income (expense):
Interest income	385	58
Interest expense	(31,844)	(30,914)
Interest expense — amortization of deferred financing costs	(1,189)	(1,161)
Interest expense — financing obligation	(272)	(218)
Equity in income of real estate ventures	242	1,535
Loss on real estate venture transactions	(135)	—
Gain on sale of undepreciated real estate	1,187	—
Loss on early extinguishment of debt	—	(3)
Loss from continuing operations	(2,237)	(2,245)
Discontinued operations:
Income (Loss) from discontinued operations	(8)	860
Net gain on disposition of discontinued operations	—	5,304
Total discontinued operations	(8)	6,164
Net income (loss)	(2,245)	3,919
Net income from discontinued operations attributable to non-controlling interests — LP units	—	(78)
Net income attributable to non-controlling interest — partners' share of consolidated real estate ventures	(12)	—
Net loss attributable to non-controlling interests — LP units	44	50
Net (income) loss attributable to non-controlling interests	32	(28)
Net income (loss) attributable to Brandywine Realty Trust	(2,213)	3,891
Distribution to Preferred Shares	(1,725)	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(103)	(108)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(4,041)	$2,058
Basic income (loss) per Common Share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	—	0.04
	$(0.03)	$0.01
Diluted income (loss) per Common Share:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	—	0.04
	$(0.03)	$0.01

Basic weighted average shares outstanding	156,794,019	143,605,659
Diluted weighted average shares outstanding	156,794,019	143,605,659
Net income (loss) attributable to Brandywine Realty Trust
Total continuing operations	$(2,205)	$(2,195)
Total discontinued operations	(8)	6,086
Net income (loss)	$(2,213)	$3,891
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2014	2013
Net income (loss)	$(2,245)	$3,919
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(980)	1,845
Reclassification of realized losses on derivative financial instruments to operations, net (1)	60	48
Total comprehensive income (loss)	(920)	1,893
Comprehensive income (loss)	(3,165)	5,812
Comprehensive (income) loss attributable to non-controlling interest	42	(52)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(3,123)	$5,760
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the three-months period ended March 31, 2014
(unaudited, in thousands, except number of shares)
March 31, 2014

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									(2,213)			(32)	(2,245)
Comprehensive loss										(910)		(10)	(920)
Equity issuance costs						(52)							(52)
Share-based compensation activity			108,347		1	2,643			7				2,651
Share issuance from/to Deferred Compensation Plan			76,561	72,292		(89)	860	(860)					(89)
Adjustment to non-controlling interest						(4)						4	—
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(23,638)	(265)	(23,903)
BALANCE, March 31, 2014	4,000,000	$40	156,916,901	384,571	$1,567	$2,974,094	$6,267	$(6,267)	$520,322	$(3,905)	$(1,617,878)	$20,912	$1,895,152

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the three-months period ended March 31, 2013
(unaudited, in thousands, except number of shares)
March 31, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									3,891			28	3,919
Comprehensive income										1,870		23	1,893
Equity issuance costs						(61)							(61)
Bonus share issuance			27,918			361							361
Share-based compensation activity			123,523	7,050	1	2,655			10				2,666
Share issuance from/to Deferred Compensation Plan			22,404	17,958			164	(164)					—
Adjustment to non-controlling interest						(19)						19	—
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(21,660)	(276)	(21,936)
BALANCE, March 31, 2013	4,000,000	$40	143,712,578	315,753	$1,435	$2,783,130	$5,516	$(5,516)	$483,635	$(14,048)	$(1,516,591)	$21,032	$1,758,633

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,245)	$3,919
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	52,570	50,304
Amortization of deferred financing costs	1,189	1,161
Amortization of debt discount/(premium), net	(162)	366
Amortization of stock compensation costs	3,048	2,097
Shares used for employee taxes upon vesting of share awards	(531)	(245)
Straight-line rent income	(3,592)	(5,514)
Amortization of acquired above (below) market leases, net	(1,957)	(1,771)
Straight-line ground rent expense	22	474
Provision for doubtful accounts	897	505
Loss on real estate venture transactions	135	—
Net gain on sale of interests in real estate	(1,187)	(5,304)
Loss on early extinguishment of debt	—	3
Real estate venture income in excess of distributions	(123)	(358)
Deferred financing obligation	(272)	(452)
Changes in assets and liabilities:
Accounts receivable	(5,759)	(1,321)
Other assets	(7,508)	(4,352)
Accounts payable and accrued expenses	14,400	10,793
Deferred income, gains and rent	1,714	46
Other liabilities	(199)	(88)
Net cash from operating activities	50,440	50,263
Cash flows from investing activities:
Acquisition of properties	(13,972)	—
Sales of properties, net	3,350	112,863
Distribution of sales proceeds from real estate ventures	—	16,963
Proceeds from repayment of mortgage notes receivable	1,200	200
Capital expenditures for tenant improvements	(36,222)	(24,215)
Capital expenditures for redevelopments	(1,031)	(2,427)
Capital expenditures for developments	(1,851)	(82)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	94	(375)
Investment in unconsolidated Real Estate Ventures	(808)	(7,039)
Escrowed cash	1,636	(420)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,828	1,357
Leasing costs	(3,589)	(8,250)
Net cash from (used in) investing activities	(48,365)	90,551
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(3,349)	(2,765)
Deferred financing obligation interest expense	—	234
Debt financing costs	(35)	—
Exercise of stock options	—	672
Distributions paid to shareholders	(25,330)	(23,353)
Distributions to noncontrolling interest	(277)	(277)
Net cash used in financing activities	(28,991)	(94,489)
Increase (Decrease) in cash and cash equivalents	(26,916)	46,325
Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$236,291	$47,874

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2014 and 2013 of $1,230 and $625, respectively	$19,213	$11,367
Supplemental disclosure of non-cash activity:
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	8,228	(1,701)
Change in capital expenditures financed through retention payable at period end	538	(697)
Change in unfunded tenant allowance	(43)	(64)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,701,289	$4,669,289
Accumulated depreciation	(1,019,306)	(983,808)
Operating real estate investments, net	3,681,983	3,685,481
Construction-in-progress	90,140	74,174
Land inventory	96,427	93,351
Total real estate investments, net	3,868,550	3,853,006
Cash and cash equivalents	236,291	263,207
Accounts receivable, net	23,123	17,389
Accrued rent receivable, net	128,331	126,295
Investment in real estate ventures, at equity	180,237	180,512
Deferred costs, net	123,216	122,954
Intangible assets, net	125,162	132,329
Other assets	75,138	69,403
Total assets	$4,760,048	$4,765,095
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$666,305	$670,151
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,475,501	1,475,230
Accounts payable and accrued expenses	106,963	83,693
Distributions payable	25,604	25,584
Deferred income, gains and rent	72,937	71,635
Acquired lease intangibles, net	32,229	34,444
Other liabilities	35,357	32,923
Total liabilities	2,864,896	2,843,660
Commitments and contingencies (Note 16)
Redeemable limited partnership units at redemption value; 1,763,739 issued and outstanding in 2014 and 2013, respectively	26,691	26,486
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2014 and 2013	96,850	96,850
General Partnership Capital, 156,916,901 and 156,731,993 units issued and outstanding in 2014 and 2013, respectively	1,774,950	1,800,530
Accumulated other comprehensive loss	(4,297)	(3,377)
Total Brandywine Operating Partnership, L.P.’s equity	1,867,503	1,894,003
Non-controlling interest - consolidated real estate ventures	958	946
Total partners’ equity	1,868,461	1,894,949

Total liabilities and partners’ equity	$4,760,048	$4,765,095
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2014	2013
Revenue:
Rents	$121,671	$114,608
Tenant reimbursements	23,460	20,341
Termination fees	2,203	496
Third party management fees, labor reimbursement and leasing	4,150	3,236
Other	630	873
Total revenue	152,114	139,554
Operating expenses:
Property operating expenses	46,801	39,349
Real estate taxes	13,457	14,295
Third party management expenses	1,716	1,425
Depreciation and amortization	52,570	49,476
General & administrative expenses	8,181	6,551
Total operating expenses	122,725	111,096
Operating income	29,389	28,458
Other income (expense):
Interest income	385	58
Interest expense	(31,844)	(30,914)
Interest expense — amortization of deferred financing costs	(1,189)	(1,161)
Interest expense — financing obligation	(272)	(218)
Equity in income of real estate ventures	242	1,535
Loss on real estate venture transactions	(135)	—
Gain on sale of undepreciated real estate	1,187	—
Loss on early extinguishment of debt	—	(3)
Loss from continuing operations	(2,237)	(2,245)
Discontinued operations:
Income (Loss) from discontinued operations	(8)	860
Net gain on disposition of discontinued operations	—	5,304
Total discontinued operations	(8)	6,164
Net income (loss)	(2,245)	3,919
Net income attributable to non-controlling interests	(12)	—
Net income (loss) attributable to Brandywine Operating Partnership	(2,257)	3,919
Distribution to Preferred Units	(1,725)	(1,725)
Amount allocated to unvested restricted unitholders	(103)	(108)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(4,085)	$2,086
Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	—	0.04
	$(0.03)	$0.01
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	—	0.04
	$(0.03)	$0.01
Basic weighted average common partnership units outstanding	158,557,758	145,451,396
Diluted weighted average common partnership units outstanding	158,557,758	145,451,396
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$(2,249)	$(2,245)
Total discontinued operations	(8)	6,164
Net income (loss)	$(2,257)	$3,919
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2014	2013
Net income (loss)	$(2,245)	$3,919
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(980)	1,845
Reclassification of realized losses on derivative financial instruments to operations, net (1)	60	48
Total comprehensive income (loss)	(920)	1,893
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(3,165)	$5,812
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,245)	$3,919
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	52,570	50,304
Amortization of deferred financing costs	1,189	1,161
Amortization of debt discount/(premium), net	(162)	366
Amortization of stock compensation costs	3,048	2,097
Shares used for employee taxes upon vesting of share awards	(531)	(245)
Straight-line rent income	(3,592)	(5,514)
Amortization of acquired above (below) market leases, net	(1,957)	(1,771)
Straight-line ground rent expense	22	474
Provision for doubtful accounts	897	505
Loss on early extinguishment of debt	—	3
Net gain on sale of interests in real estate	(1,187)	(5,304)
Loss on real estate venture transactions	135	—
Real estate venture income in excess of distributions	(123)	(358)
Deferred financing obligation	(272)	(452)
Changes in assets and liabilities:
Accounts receivable	(5,759)	(1,321)
Other assets	(7,508)	(4,352)
Accounts payable and accrued expenses	14,400	10,793
Deferred income, gains and rent	1,714	46
Other liabilities	(199)	(88)
Net cash from operating activities	50,440	50,263
Cash flows from investing activities:
Acquisition of properties	(13,972)	—
Sales of properties, net	3,350	112,863
Distribution of sales proceeds from real estate venture	—	16,963
Proceeds from repayment of mortgage notes receivable	1,200	200
Capital expenditures for tenant improvements	(36,222)	(24,215)
Capital expenditures for redevelopments	(1,031)	(2,427)
Capital expenditures for developments	(1,851)	(82)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	94	(375)
Investment in unconsolidated Real Estate Ventures	(808)	(7,039)
Escrowed cash	1,636	(420)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,828	1,357
Leasing costs	(3,589)	(8,250)
Net cash from (used in) investing activities	(48,365)	90,551
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(3,349)	(2,765)
Deferred financing obligation interest expense	—	234
Debt financing costs	(35)	—
Exercise of stock options	—	672
Distributions paid to preferred and common partnership unitholders	(25,607)	(23,630)
Net cash used in financing activities	(28,991)	(94,489)
Increase (Decrease) in cash and cash equivalents	(26,916)	46,325
Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$236,291	$47,874

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2014 and 2013 of $1,230 and $625, respectively	$19,213	$11,367
Supplemental disclosure of non-cash activity:
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	8,228	(1,701)
Change in capital expenditures financed through retention payable at period end	538	(697)
Change in unfunded tenant allowance	(43)	(64)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned a 98.9% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2014, the Company owned 205 properties, consisting of 175 office properties, 20 industrial facilities, five mixed-use properties (200 core properties), two development properties, two redevelopment properties and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 24.9 million net rentable square feet. In addition, as of March 31, 2014, the Company owned economic interests in 17 unconsolidated real estate ventures that own properties containing an aggregate of approximately 5.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of March 31, 2014, the Company also owned 450 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As of March 31, 2014, these land parcels could support, under current zoning and entitlements, approximately 6.2 million square feet of development. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2014, the management company subsidiaries were managing properties containing an aggregate of approximately 32.8 million net rentable square feet, of which approximately 24.9 million net rentable square feet related to Properties owned by the Company and approximately 7.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2014, the results of its operations for the three-month periods ended March 31, 2014 and 2013 and its cash flows for the three-month periods ended March 31, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2013 Annual Report on Form 10-K filed with the SEC on February 25, 2014.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation, including the reclassification of notes receivable to other assets. All other reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.

Recent Accounting Pronouncements
In March 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update communicating technical corrections and improvements related to glossary terms within the codification. The update provides further clarification for certain of the terms currently codified and removed certain other terms used, though not otherwise defined. The update had no impact on our accounting policies, consolidated financial position or results of operations.
In April 2014 the FASB issued revised guidance on discontinued operations and disclosures of disposals of components of an entity. The update revises the definition to include only disposals involving a strategic shift that has a major effect on the entity’s operations and financial results when the disposal asset or group meets the existing criterion for treatment as held for sale. Examples of a strategic shift include the withdrawal from a major geographic area, line of business, equity method investment or any other major parts of a business, as applicable. A component of the entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In addition, the revised standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or if there is significant continuing involvement with a component after its disposal.
The amendments require additional disclosures about discontinued operations including; the major classes of net income or loss where net income is otherwise presented, the operating and investing cash flows of discontinued operations where net income is otherwise presented, depreciation, amortization, capital expenditures and significant operating and investing non-cash items of the discontinued operation for the periods in which net income is otherwise presented and, if there is a non-controlling interest, the related allocation to the parent company.
Application is prospective, and required for periods beginning on or after December 15, 2014. This update should not be applied to assets classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. As there were no dispositions for the quarter ended March 31, 2014 and guidance is applied prospectively, there was no impact to the Company’s statements of income or financial position.
3. REAL ESTATE INVESTMENTS
As of March 31, 2014 and December 31, 2013, the gross carrying value of the Company’s Properties was as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$680,695	$680,513
Building and improvements	3,508,570	3,504,060
Tenant improvements	512,024	484,716
	$4,701,289	$4,669,289
Acquisition
On February 19, 2014, the Company acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The purchase price included an in-place lease, which was placed into construction in progress. As such, the Company has treated this transaction as a business combination and allocated the purchase price to the tangible and intangible assets. The Company capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow for $1.0 million. The net assets were purchased using available corporate funds.
One of the two potential office buildings at Encino Trace is currently in development with with $14.6 million funded through March 31, 2014. Project costs on the first building will be funded over the remaining construction period, which is scheduled to be completed during the second quarter of 2015.
Disposition
On March 27, 2014, the Company sold a 16.8-acre undeveloped parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs.

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2014, the Company had an aggregate investment of approximately $180.2 million in 17 unconsolidated Real Estate Ventures. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of March 31, 2014, 11 of the Real Estate Ventures owned 55 office buildings that contain an aggregate of approximately 5.7 million net rentable square feet; two Real Estate Ventures owned 3.8 acres of undeveloped parcels of land; three Real Estate Venture owned 22.5-acres of land under active development and one Real Estate Venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
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
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
Net property	$988,378		$965,475
Other assets	144,871		164,152
Other liabilities	45,126		49,442
Debt	720,609		699,860
Equity	367,514		380,325

Company’s share of equity (Company’s basis) (a)	180,237	(b)	180,512

(a) This amount includes the effect of the basis difference between the Company's historical cost basis and the basis recorded at the real estate venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third party interests in existing Real Estate Ventures and upon the transfer of assets that were previously owned by the Company into a Real Estate Venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the Real Estate Venture level.
(b) Does not include the negative investment balance of one real estate venture totaling $1.2 million as of March 31, 2014, which was included in other liabilities.
The Company held interests in 17 Real Estate Ventures containing an aggregate of approximately 5.7 million net rentable square feet and 19 Real Estate Ventures containing an aggregate of approximately 6.4 million net rentable square feet as of the three-month periods ended March 31, 2014 and 2013, respectively. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three month periods ended March 31,
	2014	2013
Revenue	$34,385	$40,889
Operating expenses	13,982	18,266
Interest expense, net	8,100	9,772
Depreciation and amortization	13,598	12,906
Net loss	(1,295)	(55)
Company’s share of income (Company’s basis)	242	1,535

Guarantees
As of March 31, 2014, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by Real Estate Ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate venture, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see "Investments in Unconsolidated Ventures" in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
5. DEFERRED COSTS
As of March 31, 2014 and December 31, 2013, the Company’s deferred costs were comprised of the following (in thousands):

	March 31, 2014
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$159,517	$(60,985)	$98,532
Financing Costs	40,315	(15,631)	24,684
Total	$199,832	$(76,616)	$123,216

	December 31, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$155,885	$(58,805)	$97,080
Financing Costs	40,317	(14,443)	25,874
Total	$196,202	$(73,248)	$122,954
During each of the three-month periods ended March 31, 2014 and 2013, the Company capitalized internal direct leasing costs of $2.1 million, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2014 and December 31, 2013, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$147,606	$(38,327)	$109,279
Tenant relationship value	37,671	(26,858)	10,813
Above market leases acquired	6,661	(1,591)	5,070
Total intangible assets, net	$191,938	$(66,776)	$125,162

Acquired lease intangibles, net:
Below market leases acquired	$81,847	$(49,618)	$32,229

	December 31, 2013
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$150,782	$(35,607)	$115,175
Tenant relationship value	38,692	(26,868)	11,824
Above market leases acquired	6,673	(1,343)	5,330
Total intangible assets, net	$196,147	$(63,818)	$132,329

Acquired lease intangibles, net:
Below market leases acquired	$81,991	$(47,547)	$34,444
As of March 31, 2014, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2014 (nine months remaining)	$19,879	$5,401
2015	23,314	5,455
2016	18,573	3,486
2017	16,573	2,890
2018	12,161	2,353
Thereafter	34,662	12,644
Total	$125,162	$32,229

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations at March 31, 2014 and December 31, 2013 (in thousands):

Property / Location	March 31, 2014	December 31, 2013	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	$90,918	$91,395	5.36%	(a)	Aug-15
One Commerce Square	124,604	125,089	3.68%	(a)	Jan-16
Two Logan Square	88,362	88,583	7.57%		Apr-16
Fairview Eleven Tower	21,566	21,630	4.25%	(b)	Jan-17
Two Commerce Square	112,000	112,000	4.51%	(a)	Apr-23
Cira Square (GSA Philadelphia Campus)	189,370	190,964	7.00%		Sep-30
Cira Centre South Garage	39,530	40,101	7.12%		Sep-30
Principal balance outstanding	666,350	669,762
Plus: fair market value premiums (discounts), net	(45)	389
Total mortgage indebtedness	$666,305	$670,151
UNSECURED DEBT:
Three-Year Term Loan - Swapped to fixed	$150,000	$150,000	2.60%		Feb-15
Four-Year Term Loan	100,000	100,000	LIBOR + 1.75%	(c)	Feb-16
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb-19
$250.0M 5.400% Guaranteed Notes due 2014	218,549	218,549	5.53%		Nov-14
$250.0M 7.500% Guaranteed Notes due 2015	157,625	157,625	7.76%		May-15
$250.0M 6.000% Guaranteed Notes due 2016	149,919	149,919	5.95%		Apr-16
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May-17
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr-18
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb-23
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar-35
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr-35
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul-35
Principal balance outstanding	1,929,703	1,929,703
Plus: original issue premiums (discounts), net	(4,202)	(4,473)
Total unsecured indebtedness	$1,925,501	$1,925,230
Total Debt Obligations	$2,591,806	$2,595,381

(a)	These loans were assumed upon acquisition of the related properties. The interest rate reflects the market rate at the time of acquisition.

(b)	Represents the full debt amount secured by a property owned by a consolidated joint venture in which the Company holds a 50% interest.

(c)	London Interbank Offered Rate (“LIBOR”).
During the three-month periods ended March 31, 2014 and 2013, the Company’s weighted-average effective interest rate on its mortgage notes payable was 5.73% and 6.65%, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including funding costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at March 31, 2014 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of March 31, 2014, the Company did not have any outstanding borrowings on its Credit Facility, with $1.7 million in letters of credit outstanding, leaving $598.3 million of unused availability under the Credit Facility. During each of the three-month periods ended March 31, 2014 and 2013, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

The Company has the option to increase the amounts available to be advanced under the Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity dates of each of the Credit Facility, the $150.0 million three-year term loan and the $100.0 million four-year term loan by one year, subject to payment of an extension fee and other customary conditions and limitations. The Company may repay the $150.0 million three-year term loan and the $100.0 million four-year term loan at any time without penalty. The $200.0 million seven-year term loan is subject to a prepayment penalty of 1.00% through February 1, 2015 with no penalty thereafter.

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

The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of March 31, 2014.

The Credit Facility and term loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of March 31, 2014. In the event of a default related to the financing and operating covenants, the Company's dividend distributions are limited to the greater of 95% of funds from operations or the minimum amount necessary for the Company to maintain its status as a REIT.

As of March 31, 2014, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2014 (nine months remaining)	$228,964
2015	409,655
2016	467,703
2017	330,323
2018	336,954
Thereafter	822,454
Total principal payments	2,596,053
Net unamortized premiums/(discounts)	(4,247)
Outstanding indebtedness	$2,591,806
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2014 and December 31, 2013, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2014 and December 31, 2013 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$666,305	$705,244	$670,151	$715,244
Unsecured notes payable	$1,396,891	$1,477,304	$1,396,620	$1,471,041
Variable rate debt	$528,610	$526,693	$528,610	$526,693
Notes receivable	$5,826	$6,795	$7,026	$7,759
The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures), as these instruments are valued using quoted market prices as of March 31, 2014 and December 31, 2013.
The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for fully secured loans with similar terms and maturities. The weighted average discount rate for the combined variable rate debt and mortgage loans as of March 31, 2014 was 3.514%. The fair value of the notes receivable was estimated using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. The Company used a discount rate of 14.63% for the notes receivable as of March 31, 2014. The Company applies its knowledge of the debt markets to determine appropriate discount rates to utilize in the discounted cash flow models. As these inputs are unobservable, the Company has categorized the valuation of mortgage notes payable, variable rate debt and notes receivable as Level 3 (as provided by the accounting standard for Fair Value Measurements and Disclosures).
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014, and current estimates of fair value may differ from the amounts presented herein.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of March 31, 2014 and December 31, 2013. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company's consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				03/31/2014	12/31/2013				03/31/2014	12/31/2013
Assets:
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	$252	$549
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	63	218
				$51,548	$51,548				$315	$767
Liabilities:
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$(1,195)	$(545)
Swap	Interest Rate	Cash Flow	(a)	77,000	77,000	2.703%	December 9-13, 2011	February 1, 2016	(825)	(887)
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	(250)	(283)
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	(150)	(162)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(296)	(311)
				$377,062	$377,062				$(2,716)	$(2,188)

(a) Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2014, two interest rate swaps held an asset position and were included in other assets on the Company's consolidated balance sheet. The remaining swaps are included in other liabilities on the Company's consolidated balance sheet.

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

10. DISCONTINUED OPERATIONS

The Company had no property dispositions classified as discontinued operations during the three months ended March 31, 2014.

For the three-month period ended March 31, 2013, income from discontinued operations relates to the 14 properties sold by the Company from January 1, 2013 through December 31, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three-month period ended March 31, 2013 (in thousands):

Three-month period ended March 31, 2013
Revenue:
Rents	$3,763
Tenant reimbursements	338
Termination fees	—
Other	114
Total revenue	4,215
Expenses:
Property operating expenses	1,382
Real estate taxes	466
Depreciation and amortization	1,507
Total operating expenses	3,355
Other income:
Interest income	—
Income from discontinued operations before gain on sale of interests in real estate	860
Net gain on disposition of discontinued operations	5,304
Income from discontinued operations	$6,164
Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
11. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of March 31, 2014 and December 31, 2013 was $20.0 million and $20.3 million, respectively. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $25.5 million and $24.8 million, respectively, as of March 31, 2014 and December 31, 2013.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three month periods ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(2,237)	$(2,237)	$(2,245)	$(2,245)
Loss from continuing operations attributable to non-controlling interests	44	44	50	50
Net income attributable to non-controlling interest — partners' share of consolidated real estate ventures	(12)	(12)	—	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(103)	(103)	(108)	(108)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Loss from continuing operations available to common shareholders	(4,033)	(4,033)	(4,028)	(4,028)
Income (Loss) from discontinued operations	(8)	(8)	6,164	6,164
Discontinued operations attributable to non-controlling interests	—	—	(78)	(78)
Discontinued operations attributable to common shareholders	(8)	(8)	6,086	6,086
Net income (loss) attributable to common shareholders	$(4,041)	$(4,041)	$2,058	$2,058
Denominator
Weighted-average shares outstanding	156,794,019	156,794,019	143,605,659	143,605,659
Earnings per Common Share:
Loss from continuing operations attributable to common shareholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	—	—	0.04	0.04
Net income (loss) attributable to common shareholders	$(0.03)	$(0.03)	$0.01	$0.01

Redeemable common limited partnership units totaling 1,763,739 as of March 31, 2014 and 2013, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On March 12, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $23.6 million, which was paid on April 17, 2014 to shareholders of record as of April 3, 2014. On March 12, 2014, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares of beneficial interest and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. From inception of the Offering Program through March 31, 2014, the Parent Company has not sold any shares under the program, resulting in 16,000,000 remaining shares available for sale.
On April 10, 2013, the Parent Company closed a public offering of 12,650,000 common shares, inclusive of 1,650,000 common shares issued upon exercise by the underwriters of the option granted to them to purchase additional shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $181.5 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership continues to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the three-month periods ended March 31, 2014 and 2013. As of March 31, 2014, the Parent Company may purchase an additional 539,200 shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three month periods ended March 31,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Loss from continuing operations	$(2,237)	$(2,237)	$(2,245)	$(2,245)
Nonforfeitable dividends allocated to unvested restricted unitholders	(103)	(103)	(108)	(108)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	(12)	(12)	—	—
Loss from continuing operations available to common unitholders	(4,077)	(4,077)	(4,078)	(4,078)
Discontinued operations attributable to common unitholders	(8)	(8)	6,164	6,164
Net income (loss) attributable to common unitholders	$(4,085)	$(4,085)	$2,086	$2,086
Denominator
Weighted-average units outstanding	158,557,758	158,557,758	145,451,396	145,451,396
Earnings per Common Partnership Unit:
Loss from continuing operations attributable to common unitholders	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Discontinued operations attributable to common unitholders	—	—	0.04	0.04
Net income (loss) attributable to common unitholders	$(0.03)	$(0.03)	$0.01	$0.01

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units.
Common Partnership Units and Preferred Mirror Units
The common partnership units not held by the Parent Company have the same economic characteristics as the Parent Company's common shares and share proportionately in the net income or loss and in any distributions of the Operating Partnership. The common partnership units not held by the Parent Company are redeemable at any time at the option of the holder, and the Parent Company, as the sole general partner of the Operating Partnership, may at its option elect to settle the redemption in cash or through the exchange on a one-for-one basis with common shares of the Parent Company. Similarly, the Series E-Linked Preferred Mirror Units of the Operating Partnership have the same economic characteristics as the Series E Preferred Shares of the Parent Company. Whenever the Parent Company issues common shares or preferred shares, it contributes the net proceeds to the Operating Partnership in exchange for, as applicable, an equal number of common partnership units or preferred units that mirror the economic terms of the preferred shares.
On March 12, 2014, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.6 million, which was paid on April 17, 2014 to unitholders of record as of April 3, 2014. On March 12, 2014, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2014. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 15, 2014 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program in either of the three-month periods ended March 31, 2014 and 2013 and accordingly, during the three-month periods ended March 31, 2014 and 2013, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

14. SHARE BASED COMPENSATION
Stock Options
At March 31, 2014, options exercisable for 2,983,569 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan (referred to as the "Equity Incentive Plan"). The Company recognized a nominal amount of compensation expense related to unvested options during the three-month period ended March 31, 2014. During the three-month period ended March 31, 2013 the Company recognized $0.3 million of compensation expense related to unvested options.
Option activity as of March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,983,569	$15.50	4.92	$—
Granted	—	$—	—	—
Exercised	—	$—	—
Canceled	—	$—
Outstanding at March 31, 2014	2,983,569	$15.50	4.92	$—
Vested/Exercisable at March 31, 2014	2,983,569	$15.50	4.92	$—
Restricted Share Awards
As of March 31, 2014, 687,904 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant date. The remaining compensation expense to be recognized at March 31, 2014 was approximately $3.3 million, and is expected to be recognized over a weighted average remaining vesting period of 1.7 years. During the three-month periods ended March 31, 2014 and 2013 the Company recognized compensation expense related to outstanding restricted shares of $1.4 million and $0.9 million, of which $0.2 million was capitalized in each of these periods, consistent with the Company’s review of employee salaries eligible for capitalization.
The following table summarizes the Company’s restricted share activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2014	563,713	$12.56
Granted	201,435	14.37
Vested	(70,548)	16.82
Forfeited	(6,696)	11.84
Non-vested at March 31, 2014	687,904	$12.66
On March 11, 2014 and March 12, 2014 the Compensation Committee of the Company’s Board of Trustees awarded restricted shares of which 131,641 cliff vest after three years from the grant date and 69,794 vest ratably over three years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

Restricted Performance Share Units Plan
The Compensation Committee of the Parent Company’s Board of Trustees granted share-based awards to the Parent Company's officers referred to as Restricted Performance Share Units , or RPSU's, in accordance with the following schedule;

Grant Date	Measurement Period Commencement Date	Measurement Period End Date	Fair Value of Units on Grant Date (in thousands)	Units Granted	Units Canceled	Units Vested (a)	Unvested Balance
3/1/2012	1/1/2012	12/31/2014	$4,273	265,222	(38,959)	(14,742)	211,521
2/25/2013	1/1/2013	12/31/2015	4,137	231,093	(27,698)		203,395
3/11/2014	1/1/2014	12/31/2016	2,624	134,284			134,284
3/12/2014	1/1/2014	12/31/2016	1,225	61,720			61,720
(a) Units were issued in accordance with our qualifying retirement provision, meaning the recipient’s voluntary termination of employment after reaching age 57 and accumulating at least 15 years of service with the Company. Of the 14,742 shares originally granted, 563 dividend equivalent rights were accrued at the time of retirement and 30,610 shares were issued based on our TSR (Total Shareholder Return) Percentile at October 31, 2012 of 200%.

The RPSUs represent the right to earn common shares. The number of common shares, if any, deliverable to award recipients depends on the Company’s performance based on its total return to shareholders during the three years measurement period, or, if earlier, the date of a change in control. The Company's performance is compared to the shareholder return of REITs within an index ("Index Companies") over the measurement period for 50% of the RPSUs awarded on that date, with the remaining 50% being compared to the total shareholder return of REITs within the Company's proxy peer group ("Peer Group") over such period. The vesting of RPSUs is contingent upon the continued employment of the participants through the performance periods (with exceptions for death, disability and qualifying retirement). If the Company's total return to shareholders over the measurement period places it below the 25th percentile of the Index Companies or the components in the Peer Group, as applicable, then no shares will be earned under the related RSPUs. If the Company's total return to shareholders over the measurement period places the Company at or above the 25th percentile of the Index Companies or the components of in the Peer Group, as applicable, then a percentage of the awards ranging from 50% to 200% will be earned. Dividends are deemed credited to the performance units accounts and are applied to “acquire” additional RPSUs for the account of the unit holder at the price per common share on the dividend payment date. If earned, RPSUs will be settled in common shares in an amount that reflects the number of RPSUs in the holder’s account at the end of the applicable measurement period.
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
For the three-month period ended March 31, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $1.7 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three-month period ended March 31, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $1.2 million, of which $0.3 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
A total of 150,829 common shares vested on March 1, 2014 and were delivered to holders in settlement of the RPSUs awarded on March 2, 2011 (with a three-year measurement period ended December 31, 2013). Holders of these RPSUs also received a cash dividend for these common shares on February 7, 2014.

15. SEGMENT INFORMATION
During the quarter ended March 31, 2014, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Segment information is as follows (in thousands):

	Pennsylvania Suburbs	Philadelphia CBD	Metropolitan Washington, D.C.	New Jersey/Delaware	Richmond, Virginia	Austin, Texas	California	Corporate	Total
As of March 31, 2014:
Real estate investments, at cost:
Operating properties	$1,209,328	$1,318,170	$1,219,542	$414,353	$310,465	$36,480	$192,951	$—	$4,701,289
Construction-in-progress								90,140	90,140
Land inventory								96,427	96,427

Investment in real estate ventures, at equity (a)	$17,379	$20,131	$59,847	$—	$1,355	$81,525	$—	$—	$180,237

As of December 31, 2013:
Real estate investments, at cost:
Operating properties	$1,199,105	$1,300,666	$1,214,965	$414,716	$310,397	$36,856	$192,584	$—	$4,669,289
Construction-in-progress								74,174	74,174
Land inventory								93,351	93,351

Investment in real estate ventures, at equity	$17,272	$19,975	$59,905	$—	$1,400	$81,960	$—	$—	$180,512

For the three-month period ended March 31, 2014:
Total revenue	$40,574	$49,414	$30,690	$15,625	$8,867	$2,081	$4,602	$261	$152,114
Property operating expenses, real estate taxes and third party management expenses	14,687	18,443	11,957	8,692	4,340	1,176	2,409	270	61,974
Net operating income	$25,887	$30,971	$18,733	$6,933	$4,527	$905	$2,193	$(9)	$90,140

Equity in income of real estate ventures	$32	$(21)	$67	$18	$(45)	$191	$—	$—	$242

For the three-month period ended March 31, 2013:
Total revenue	$37,916	$35,925	$27,785	$14,919	$8,765	$9,257	$4,605	$382	$139,554
Property operating expenses, real estate taxes and third party management expenses	14,436	13,534	10,763	7,031	3,683	3,958	2,160	(496)	55,069
Net operating income	$23,480	$22,391	$17,022	$7,888	$5,082	$5,299	$2,445	$878	$84,485

Equity in income of real estate ventures	$31	$566	$16	$908	$(8)	$22	$—	$—	$1,535
(a) Does not include the negative investment balance of one real estate venture totaling $1.2 million as of March 31, 2014, which was included in other liabilities.
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

	Three month periods ended March 31,
	2014	2013
	(amounts in thousands)
Consolidated net operating income	$90,140	$84,485
Less:
Interest expense	(31,844)	(30,914)
Interest expense - amortization of deferred financing costs	(1,189)	(1,161)
Interest expense - financing obligation	(272)	(218)
Depreciation and amortization	(52,570)	(49,476)
General and administrative expenses	(8,181)	(6,551)
Loss on real estate venture transactions	(135)	—
Loss on early extinguishment of debt	—	(3)
Plus:
Interest income	385	58
Equity in income of real estate ventures	242	1,535
Gain on sale of undepreciated real estate	1,187	—
Loss from continuing operations	(2,237)	(2,245)
Income (loss) from discontinued operations	(8)	6,164
Net income (loss)	$(2,245)	$3,919
16. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable. The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
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

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 15 to 75 years. Minimum future rental payments on non-cancelable leases at March 31, 2014 are as follows (in thousands):

2014 (nine months remaining)	$1,062
2015	1,415
2016	1,415
2017	1,415
2018	1,415
Thereafter	61,666
Total	$68,388
The Company obtained ground tenancy rights related to two properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2013 for further detail regarding commitments and contingencies.
17. SUBSEQUENT EVENTS
Four Points Centre Venture
On April 3, 2014, the Company contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet, known as Four Points Centre in Austin, Texas to an existing real estate venture (the "Austin Venture") that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). The Company contributed the property to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution, (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) the DRA member contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to the Company and credited the Company with a $5.9 million capital contribution to the Austin Venture. The Company currently estimates a $0.2 million loss on the contribution, driven primarily by closing costs.

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

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;

•	actual or threatened terrorist attacks;

•	the impact on workplace and tenant space demands driven by technology, employee culture and commuting patterns;

•	demand for tenant services beyond those traditionally provided by landlords;

•	liability and clean-up costs under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations;

•	failure to manage effectively our growth into new product types within our real estate venture arrangements;

•	failure of dispositions to close in a timely manner;

•	failure of buyers of our properties to comply with terms of their financing agreements to us;

•	earthquakes and other natural disasters;

•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.

Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2013 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2014, we owned 205 properties that contain an aggregate of approximately 24.9 million net rentable square feet and consist of 175 office properties, 20 industrial facilities, five mixed-use properties (200 core properties), two development properties, two redevelopment properties and one re-entitlement property (collectively, the "Properties"). In addition, as of March 31, 2014, we owned economic interests in 17 unconsolidated real estate ventures that contain approximately 5.7 million net rentable square feet (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of March 31, 2014, we were managing approximately 7.9 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures.
During the three-month period ended March 31, 2014, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. The California segment includes properties in Oakland, Concord, and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. These factors, coupled with an ongoing economic recovery, have reduced the volume of real estate transactions and created credit stresses on some businesses. Vacancy rates may increase, and rental rates may decline, through 2014 and possibly beyond as the current economic climate may negatively impact tenants.
Overall economic conditions, including but not limited to high unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at March 31, 2014 was 89.2% compared to 87.7% at March 31, 2013.

The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three months ended March 31, 2014:

Three-month period ended
March 31, 2014
Leasing Activity:
Core portfolio net rentable square feet owned (1)	23,973,578
Occupancy percentage (end of period)	89.2%
Average occupancy percentage
New leases and expansions commenced (square feet)	501,479
Leases renewed (square feet)	336,047
Net absorption (square feet) (2)	(51,873)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	18.1%
Renewal rental rates	0.1%
Combined rental rates	6.7%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$6.13
Tenant Improvements (per square feet)	$15.05

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on an average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.3% of our aggregate final annualized base rents as of March 31, 2014 (representing approximately 3.8% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2014. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. Our retention rate for leases that are scheduled to expire in 2014 is 56.3% compared to a retention rate of 52.7% for leases that expired in 2013. Rental rates on leases expiring during 2014 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.8 million or 9.4% of total receivables (including accrued rent receivables) as of March 31, 2014 compared to $16.2 million or 10.3% of total receivables (including accrued rent receivables) as of December 31, 2013.
If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 for additional risks associated with development projects.
As of March 31, 2014, we owned approximately 450 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of March 31, 2014, these land parcels could support, under current zoning and entitlements, approximately 6.2 million square feet of development.
RECENT PROPERTY TRANSACTIONS
Acquisition
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The land was purchased with an in-place lease for 75% of the first building. The Company capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow for $1.0 million. The net assets were purchased using available corporate funds.
Disposition
On March 27, 2014, we sold a 16.8-acre parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
We continually assess our portfolio in light of our strategic and economic considerations to determine whether to sell properties in the portfolio. Sales of properties, and determinations to hold properties for sale, may result in an impairment or other loss, and such loss could be material to our statement of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting estimate are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions. On an on-going basis, management evaluates its estimates and assumptions including those related to revenue, impairment of long-lived assets and the allowance for doubtful accounts. Actual results may differ from those estimates and assumptions.
Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 2 in our unaudited consolidated financial statements for the three-month period ended March 31, 2014 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three-month periods ended March 31, 2014 and 2013. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 15 to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 15 to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).
Comparison of the Three-Month Periods Ended March 31, 2014 and March 31, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 196 properties containing an aggregate of approximately 21.8 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through March 31, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to March 31, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended March 31, 2014 to the three-months ended March 31, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$104,691	$100,659	$4,032	$9,355	$—	$2,842	2,110	$(754)	$4,658	$116,134	$107,427	$8,707
Straight-line rents	2,640	4,657	(2,017)	681	—	271	719	—	17	3,592	5,393	(1,801)
Above/below market rent amortization	1,427	1,436	(9)	264	—	254	244	—	108	1,945	1,788	157
Total rents	108,758	106,752	2,006	10,300	—	3,367	3,073	(754)	4,783	121,671	114,608	7,063
Tenant reimbursements	18,493	16,125	2,368	4,413	—	554	434	—	3,782	23,460	20,341	3,119
Termination fees	2,203	496	1,707	—	—	—	—	—	—	2,203	496	1,707
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,150	3,236	4,150	3,236	914
Other	379	621	(242)	37	—	29	15	185	237	630	873	(243)
Total revenue	129,833	123,994	5,839	14,750	—	3,950	3,522	3,581	12,038	152,114	139,554	12,560
Property operating expenses	41,695	37,966	3,729	5,081	—	1,604	1,269	(1,579)	114	46,801	39,349	7,452
Real estate taxes	11,317	11,821	(504)	1,627	—	316	568	197	1,906	13,457	14,295	(838)
Third party management expenses	—	—	—	—	—	—	—	1,716	1,425	1,716	1,425	291
Net operating income	76,821	74,207	2,614	8,042	—	2,030	1,685	3,247	8,593	90,140	84,485	5,655
General & administrative expenses	—	—	—	28	—	64	3	8,089	6,548	8,181	6,551	1,630
Depreciation and amortization	44,627	42,687	1,940	5,950	—	1,972	1,458	21	5,331	52,570	49,476	3,094
Operating income (loss)	$32,194	$31,520	$674	$2,064	$—	$(6)	$224	$(4,863)	$(3,286)	$29,389	$28,458	$931
Number of properties	196	196		4		5		—		205
Square feet	21,769	21,769		2,205		950		—		24,924
Core Occupancy % (d)	89.3%	87.8%		88.2%		N/A				89.2%
Other income (expense):
Interest income										385	58	327
Interest expense										(31,844)	(30,914)	(930)
Interest expense — deferred financing costs										(1,189)	(1,161)	(28)
Interest expense — financing obligation										(272)	(218)	(54)
Equity in income of real estate ventures										242	1,535	(1,293)
Gain on sale of undepreciated real estate sale										1,187	—	1,187
Loss on early extinguishment of debt										—	(3)	3
Loss from continuing operations										(2,237)	(2,245)	8
Income (Loss) from discontinued operations										(8)	6,164	(6,172)
Net income (loss)										$(2,245)	$3,919	$(6,164)
Income (Loss) per common share										$(0.03)	$0.01	$(0.04)
EXPLANATORY NOTES

(a)	Results include: Four assets completed/acquired and placed in service.

(b)	Results include: Two development, two redevelopments and one re-entitlement property

(c)	Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue
Cash rents from the Total Portfolio increased by $8.7 million from the first quarter of 2013 to the first quarter of 2014, primarily attributable to:

•	an increase of $4.0 million in the same store portfolio due to a 1.5% increase in occupancy rates for the first quarter of 2014 compared to the first quarter of 2013;

•	an increase of $8.0 million due to our acquisitions of One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $0.7 million related to the acquisition of Four Points Centre during the fourth quarter of 2013;

•	an increase of $0.7 million related to the acquisition of Six Tower Bridge during the second quarter of 2013; and

•	a decrease of $5.4 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.

Straight-line rents decreased by $1.8 million on a consolidated basis due to a combination of free rent converting to cash rent subsequent to the first quarter of 2013 at our same store properties, and timing of revenue recognition under the straight-line method of accounting. In addition, a $0.5 million decrease relates to a single tenant's free rent converting to cash rent at 660 Germantown Pike, a redevelopment property. The decreases were offset by a $0.7 million increase related to the aforementioned properties we acquired subsequent to March 31, 2013.
Tenant reimbursements increased by $3.1 million, which trended along with the increase in operating expenses over the same period. In addition, the operating expense recovery rates were 38.9% during the first quarter of 2014 compared to 37.9% in the first quarter of 2013, mainly due to the recovery of snow removal costs.
Termination fees at our Total Portfolio increased by $1.7 million due to timing and volume of tenant move-outs during the first quarter of 2014 when compared to the first quarter of 2013.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $7.5 million for the first quarter of 2014 compared to the first quarter of 2013, primarily attributable to: (i) an increase of $5.1 million due to additional operating expenses from the aforementioned properties that we acquired and placed into service subsequent to the first quarter of 2013, (ii) an increase of $1.4 million in snow removal costs, (iii) an increase of $1.8 million in utilities, (iv) an increase of $0.4 in bad debt expense and (v) a net increase of $0.9 in repairs and maintenance expenditures due to the timing of our tenants' needs. The increased utility costs were a result of a severe winter season that impacted our portfolio on the east coast of the United States. These and other increases were offset by $2.1 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Real Estate Taxes
Real estate taxes decreased by a net $0.8 million for the first quarter of 2014 compared to the first quarter of 2013, attributable to a decrease of $1.9 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture and a net decrease of $0.5 million in the same store portfolio, none of which were individually significant. These decreases were offset by $1.6 million to aforementioned properties we acquired subsequent to March 31, 2013.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased $1.6 million for the first quarter of 2014 compared to the first quarter of 2013, primarily attributable to an increase of $1.4 million in stock-based compensation costs from awards granted with qualifying retirement provisions in 2014 and an increase of $0.6 million related to employee terminations which consisted of severance payments offset by share award forfeitures. These increases were offset by decreases of $0.4 million in benefits expenditures and other individually insignificant items.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million for the first quarter of 2014 compared to the first quarter of 2013, of which $6.0 million is attributable to the aforementioned properties we acquired subsequent to March 31, 2013. Increases in depreciation expense to the same store portfolio totaled $1.9 million, none of which related significantly to a particular property. Depreciation expense for development/redevelopment properties increased $0.5 million and reflects additional assets placed into service. These increases were offset by reductions in depreciation expense of $3.2 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013 and the acceleration of $2.1 million for a structure that was demolished and the related land moved to land inventory in the first quarter of 2013.
Interest Expense
The increase in interest expense of $0.9 million from the first quarter of 2013 to the first quarter of 2014 is primarily due to an increase of $2.5 million related to the fourth quarter 2013 assumption of One Commerce Square mortgage debt having a principal balance at March 31, 2014 of $124.6 million and an effective rate of 3.681% and Two Commerce Square mortgage debt carrying a principal balance of $112.0 million at March 31, 2014 and an effective rate of 4.513%.

The increase of $2.5 million in interest expense described above was offset by the following decreases in interest expense during the first quarter of 2014 compared to the first quarter of 2013:

•	a decrease of $0.6 million related to an increase in capitalized interest;

•
a zero balance during the first quarter of 2014 on our Credit Facility reduced interest expense by $0.3 million (Although the March 31, 2013 balance was zero, there were draws outstanding during the first quarter of 2013);

•	repurchases of our 5.400% Guaranteed Notes due 2014 reduced interest expense by $0.3 million; and

•	repurchases of our 7.500% Guaranteed Notes due 2015 reduced interest expense by $0.2 million.
Gain on Sale of Undepreciated Real Estate
The gain on the sale of undepreciated real estate is from the disposition of an undeveloped land parcel in the first quarter of 2014. There were no such sales for the first quarter of 2013.
Discontinued Operations
During the first quarter of 2014, there were no property sales classified as discontinued operations.
For the first quarter of 2013, income from discontinued operations relates to the 14 properties sold by the Company from January 1, 2013 through December 31, 2013. The properties had total revenue of $4.2 million, property operating expenses of $1.4 million, real estate taxes of $0.4 million and depreciation and amortization expense of $1.5 million during the first quarter of 2013 and recognized $5.3 million in gains related to a portfolio of eight office properties located in Lawrenceville, New Jersey.
Net Income
Net income decreased by $6.2 million during the first quarter of 2014 compared to the first quarter of 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs, and

•	fund distributions to shareholders to maintain REIT status.

As of March 31, 2014, the Parent Company owned a 98.9% interest in the Operating Partnership. The remaining interest of approximately 1.1% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are the Company’s principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2014 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes.
The liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distribution payments to the Parent Company. The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2014, amounted to $666.4 million and $1,929.7 million, respectively.
In cases where the Operating Partnership is faced with working capital problems or would need to raise capital to fund acquisitions and developments, the Parent Company utilizes multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.
Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our lenders. If one or more rating agencies were to downgrade our unsecured credit rating, our access to the unsecured debt market would be more limited and the interest rate under our unsecured credit facility and unsecured term loans would increase.
The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to the Company’s ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. The Parent Company also maintains a continuous offering program under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at-the-market offerings.
The Parent Company, other than acting as the sole general partner of the Operating Partnership, also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company's shares.
We also consider sales of selected assets as part of our liquidity and balance sheet management. We use proceeds from asset sales, as appropriate, to repay existing indebtedness, provide capital for our development activities and to strengthen our financial condition.

Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2014 and December 31, 2013, we maintained cash and cash equivalents of $236.3 million and $263.2 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31, 2014 and March 31, 2013 (in thousands):

Activity	2014	2013
Operating	$50,440	$50,263
Investing	(48,365)	90,551
Financing	(28,991)	(94,489)
Net cash flows	$(26,916)	$46,325
Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.
The net increase of $0.2 million in cash from operating activities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributable to the following:

•	an increase in net operating income in our same store portfolio; and

•	the timing of cash receipts and cash expenditures in the normal course of operations.
The net decrease of $138.9 million in cash from investing activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributable to the following:

•
a decrease of $109.5 million of net proceeds from the sale of eight properties during the three months ended March 31, 2013 compared to the sale of one land parcel during the three months ended March 31, 2014 (see Note 3 to the consolidated financial statements for details);

•
a decrease of $17.0 million from the sale of our interest in an unconsolidated real estate venture during the three months ended March 31, 2013, with no comparable transactions during the three months ended March 31, 2014;

•
an increase of $14.0 million in funds used to acquire a development project in Austin, Texas known as Encino Trace (see Note 3 to the consolidated financial statements for details) during the three months ended March 31, 2014, with no comparable purchases during the three months ended March 31, 2013;

•
an increase in capital expenditures for tenant and building improvements and leasing commissions by $7.7 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013; and

•
a decrease from the reimbursement of $2.0 million in pre-formation development costs of an unconsolidated real estate venture during the three months ended March 31, 2013, with no comparable transactions during the three months ended March 31, 2014.

The decrease in cash from investing activities was partially offset by the following transactions:

•
a decrease of $6.2 million of investments in unconsolidated Real Estate Ventures during the three months ended March 31, 2014 primarily due to the acquisition of One Commerce Square and Two Commerce Square, which we contributed $5.9 million during the three months ended March 31, 2013;

•	an increase of $2.1 million in escrow cash due to operational timing;

•
an increase of $1.5 million in cash distributions from a Real Estate Venture during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily reflecting increased distributions of operating cash flow by the real estate venture formed in Austin, Texas during the fourth quarter of 2013;

•	an increase of $1.0 million in payments on the mortgage note receivable during the three months ended March 31, 2014 compared to the three months ended March 31, 2013; and

•	an increase in advances made for purchase of tenant assets, net of repayments of $0.5 million during the three months ended March 31, 2014, when compared to the three months ended March 31, 2013.
The net decrease of $65.5 million in cash used in financing activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is mainly due to a $254.4 million decrease in repayments under the unsecured credit facility and mortgage notes payable during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
The net decrease in cash used in financing activities described above was offset by the following:

•
a decrease of $186.0 million in borrowings due to draws made under the unsecured Credit Facility during the three months ended March 31, 2013 compared to no such draws for the three months ended March 31, 2014;

•
a $0.7 million decrease in proceeds from the exercise of stock options due to activity during the three months ended March 31, 2013 compared to no such exercises for the three months ended March 31, 2014; and

•
an increase in distributions paid to shareholders and on non-controlling interests from $23.6 million during the three months ended March 31, 2013 to $25.6 million during the three months ended March 31, 2014.

Capitalization
Indebtedness

The table below summarizes our indebtedness under our mortgage notes payable, our unsecured notes and our Credit Facility at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Balance:
Fixed rate	$2,496,053	$2,499,465
Variable rate — unhedged	100,000	100,000
Total	$2,596,053	$2,599,465
Percent of Total Debt:
Fixed rate	96.1%	96.2%
Variable rate — unhedged	3.9%	3.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.2%	5.2%
Variable rate — unhedged	1.9%	1.9%
Total	5.0%	5.0%
Weighted-average maturity in years:
Fixed rate	5.3	5.6
Variable rate — unhedged	1.9	2.1
Total	5.2	5.5
The variable rate debt shown above generally bear interest based on various spreads over a LIBOR term selected by us.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2014 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Average Interest Rate of Maturing Debt
2014	$10,415	$218,549	$228,964	5.56%
2015	13,669	395,986	409,655	5.31%
2016	9,924	457,779	467,703	4.82%
2017	9,906	320,417	330,323	5.63%
2018	11,954	325,000	336,954	5.19%
2019	13,156	200,000	213,156	3.81%
2020	13,915	—	13,915	6.64%
2021	14,719	—	14,719	6.64%
2022	15,571	—	15,571	6.64%
2023	14,666	351,236	365,902	4.27%
Thereafter	120,581	78,610	199,191	5.45%
Totals	$248,476	$2,347,577	$2,596,053	5.03%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2014.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders amounting to at least 90% of its REIT taxable income. On March 12, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $23.6 million, which it paid on April 17, 2014 to its shareholders of record as of April 3, 2014. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of March 31, 2014, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended March 31, 2014. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the three months ended March 31, 2014, we did not sell any shares under the Offering Program.

Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to the Operating Partnership’s contractual commitments as of March 31, 2014:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$666,350	$14,061	$339,035	$22,631	$290,623
Unsecured term loans	450,000	—	250,000	—	200,000
Unsecured debt (a)	1,479,703	218,549	307,544	625,000	328,610
Ground leases (b)	68,388	1,415	2,831	2,831	61,311
Development contracts (c)	33,329	33,329	—	—	—
Interest expense (d)	519,358	122,379	165,688	85,877	145,414
Other liabilities (e)	21,797	4,076	—	—	17,721
	$3,238,925	$393,809	$1,065,098	$736,339	$1,043,679

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to the ground lease in connection with our acquisition of 3020 Market Street in Philadelphia, Pennsylvania. This ground lease is disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2014 interest rates.

(e)
Other liabilities consists of deferred compensation liability and the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (see related discussion below), as of March 31, 2014.

The above contractual commitment table does not include amounts related to the development of the FMC Tower at Cira Centre South, a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million and intend to fund the development through a combination of existing cash balances, availability under our line of credit, capital raised through one or more joint venture formations, proceeds from additional asset sales or equity and debt financing including third party equity sources, the composition of which has not yet been determined. The costs to complete the project will be funded over the construction period, which is scheduled to commence in the second quarter of 2014 and be completed during the second quarter of 2016.
In addition, the development of Encino Trace is not contemplated in the above contractual commitments. The project is currently in development with total estimated project costs of $43.6 million, of which $14.6 million has been funded through March 31, 2014. The balance will be funded over the remaining construction period, which is scheduled to be completed during the second quarter of 2015.
As of March 31, 2014, we were obligated to pay for tenant improvements not yet completed for a maximum of $93.3 million, which is not included in the above table. We expect that most of the obligations will be paid within one year.
Funds from Operations (FFO)
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required U.S. GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
We consider net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the Company’s liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with its reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three-month periods ended March 31, 2014 and 2013

	Three-month periods ended
	March 31,
	2014	2013
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(4,085)	$2,086
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	103	108
Loss on real estate venture transactions	135	—
Net gain on disposition of discontinued operations	—	(5,304)
Depreciation and amortization:
Real property — continuing operations	40,677	40,033
Leasing costs including acquired intangibles — continuing operations	11,859	9,407
Real property — discontinued operations	—	1,507
Leasing costs including acquired intangibles — discontinued operations	—	1
Company’s share of unconsolidated real estate ventures	5,208	4,149
Partner’s share of consolidated real estate ventures	(49)	—
Funds from operations	$53,848	$51,987
Funds from operations allocable to unvested restricted shareholders	(235)	(259)
Funds from operations available to common unitholders (FFO)	$53,613	$51,728
Weighted-average shares/units outstanding — fully diluted	159,927,659	146,446,730

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2014, our consolidated debt consisted of $666.4 million of mortgage loans and $1,401.1 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $450.0 million of unsecured term loans all of which are swapped to fixed, except for $100.0 million of unsecured term loans which bear interest at a variable rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $31.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $34.1 million.
As of March 31, 2014, based on prevailing interest rates and credit spreads, the fair value of our $1,401.1 million of unsecured notes was $1,477.3 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.0 million at March 31, 2014.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $528.6 million at March 31, 2014 and December 31, 2013, respectively. The total fair value of our debt was approximately $526.7 million at March 31, 2014 and December 31, 2013, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $7.1 million at March 31, 2014. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $3.4 million. A 100 basis point change in the market rate of interest equates to a change in the total fair value of our debt of approximately $1.0 million at December 31, 2013.
At March 31, 2014, our outstanding variable rate debt based on LIBOR totaled approximately $528.6 million, of which $100.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At March 31, 2014, the interest rate on our variable rate debt was approximately 1.9%. If market interest rates on our variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended March 31, 2014.
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

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A. Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
There were no common share repurchases under our repurchase program during the fiscal quarter ended March 31, 2014. The number of common shares remaining available for repurchase under our share repurchase program as of March 31, 2014 was 539,200.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.2	2014-2016 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.3	Form of Cliff-Vesting Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.4
Form of Three-Year Pro Rata Vesting Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.5	Form of Cliff-Vesting Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	May 5, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	May 5, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.2	2014-2016 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.3	Form of Cliff-Vesting Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.4
Form of Three-Year Pro Rata Vesting Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *

10.5	Form of Cliff-Vesting Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's current Report on Form 8-K filed on March 17, 2014) *
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

* Management contract or compensatory plan or arrangement.