Form 10-Q
period 2014-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2014-07-25
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
A total of 157,090,635 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 23, 2014.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,689,892	$4,669,289
Accumulated depreciation	(1,045,016)	(983,808)
Operating real estate investments, net	3,644,876	3,685,481
Construction-in-progress	92,713	74,174
Land inventory	90,266	93,351
Total real estate investments, net	3,827,855	3,853,006
Cash and cash equivalents	234,836	263,207
Accounts receivable, net	21,622	17,389
Accrued rent receivable, net	131,280	126,295
Investment in real estate ventures, at equity	186,042	180,512
Deferred costs, net	123,592	122,954
Intangible assets, net	112,140	132,329
Other assets	66,806	69,403
Total assets	$4,704,173	$4,765,095
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$662,478	$670,151
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,475,772	1,475,230
Accounts payable and accrued expenses	83,114	83,693
Distributions payable	25,588	25,584
Deferred income, gains and rent	70,519	71,635
Acquired lease intangibles, net	29,116	34,444
Other liabilities	37,144	32,923
Total liabilities	2,833,731	2,843,660
Commitments and contingencies (Note 16)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2014 and 2013	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 400,000,000; 157,090,983 and 156,731,993 issued and outstanding in 2014 and 2013, respectively	1,571	1,566
Additional paid-in capital	2,975,070	2,971,596
Deferred compensation payable in common shares	6,303	5,407
Common shares in grantor trust, 387,088 in 2014 and 312,280 in 2013	(6,303)	(5,407)
Cumulative earnings	522,520	522,528
Accumulated other comprehensive loss	(6,105)	(2,995)
Cumulative distributions	(1,643,241)	(1,592,515)
Total Brandywine Realty Trust’s equity	1,849,855	1,900,220
Non-controlling interests	20,587	21,215
Total beneficiaries' equity	1,870,442	1,921,435
Total liabilities and beneficiaries' equity	$4,704,173	$4,765,095

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rents	$121,622	$116,064	$243,293	$230,672
Tenant reimbursements	20,502	19,560	43,962	39,901
Termination fees	3,349	410	5,552	906
Third party management fees, labor reimbursement and leasing	4,187	3,153	8,337	6,389
Other	840	1,457	1,470	2,330
Total revenue	150,500	140,644	302,614	280,198
Operating expenses:
Property operating expenses	43,136	39,433	89,937	78,782
Real estate taxes	12,841	14,177	26,298	28,472
Third party management expenses	1,730	1,363	3,446	2,788
Depreciation and amortization	52,587	49,241	105,157	98,717
General and administrative expenses	6,005	7,336	14,186	13,887
Total operating expenses	116,299	111,550	239,024	222,646
Operating income	34,201	29,094	63,590	57,552
Other income (expense):
Interest income	385	122	770	180
Interest expense	(31,512)	(30,437)	(63,356)	(61,351)
Amortization of deferred financing costs	(1,197)	(1,183)	(2,386)	(2,344)
Interest expense — financing obligation	(316)	(211)	(588)	(429)
Equity in income (loss) of real estate ventures	(489)	1,508	(247)	3,043
Gain (loss) on sale of undepreciated real estate	(3)	—	1,184	—
Gain from remeasurement of investment in real estate ventures	458	7,847	458	7,847
Gain (loss) on real estate venture transactions	(282)	3,683	(417)	3,683
Loss on early extinguishment of debt	—	(1,113)	—	(1,116)
Income (loss) from continuing operations	1,245	9,310	(992)	7,065
Discontinued operations:
Income from discontinued operations	26	129	18	989
Net gain (loss) on disposition of discontinued operations	903	(2,259)	903	3,045
Total discontinued operations	929	(2,130)	921	4,034
Net income (loss)	2,174	7,180	(71)	11,099
Net (income) loss from discontinued operations attributable to non-controlling interests — LP units	(10)	25	(10)	(53)
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	24	—	12	—
Net (income) loss attributable to non-controlling interests — LP units	5	(87)	49	(37)
Net (income) loss attributable to non-controlling interests	19	(62)	51	(90)
Net income (loss) attributable to Brandywine Realty Trust	2,193	7,118	(20)	11,009
Distribution to Preferred Shares	(1,725)	(1,725)	(3,450)	(3,450)
Nonforfeitable dividends allocated to unvested restricted shareholders	(83)	(85)	(186)	(193)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$385	$5,308	$(3,656)	$7,366
Basic income (loss) per Common Share:
Continuing operations	$—	$0.05	$(0.03)	$0.02
Discontinued operations	—	(0.02)	0.01	0.03
	$—	$0.03	$(0.02)	$0.05
Diluted income (loss) per Common Share:
Continuing operations	$—	$0.05	$(0.03)	$0.02
Discontinued operations	—	(0.02)	0.01	0.03
	$—	$0.03	$(0.02)	$0.05

Basic weighted average shares outstanding	157,037,348	155,347,384	156,916,356	149,508,957
Diluted weighted average shares outstanding	157,037,348	156,691,201	156,916,356	150,666,245
Net income (loss) attributable to Brandywine Realty Trust
Total continuing operations	$1,274	$9,223	$(931)	$7,028
Total discontinued operations	919	(2,105)	911	3,981
Net income (loss)	$2,193	$7,118	$(20)	$11,009
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$2,174	$7,180	$(71)	$11,099
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,285)	9,491	(3,265)	11,283
Reclassification of realized losses on derivative financial instruments to operations, net (1)	60	66	120	168
Other comprehensive income (loss)	(2,225)	9,557	(3,145)	11,451
Comprehensive income (loss)	(51)	16,737	(3,216)	22,550
Comprehensive (income) loss attributable to non-controlling interest	44	(169)	86	(221)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(7)	$16,568	$(3,130)	$22,329
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the six-month period ended June 30, 2014
(unaudited, in thousands, except number of shares)
June 30, 2014

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,280	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									(20)			(51)	(71)
Comprehensive loss										(3,110)		(35)	(3,145)
Equity issuance costs						(60)							(60)
Share-based compensation activity			279,913		5	3,612			12				3,629
Share issuance from/to Deferred Compensation Plan			79,077	74,808		(90)	896	(896)					(90)
Adjustment to non-controlling interest						12						(12)	—
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.30 per share)											(47,276)	(530)	(47,806)
BALANCE, June 30, 2014	4,000,000	$40	157,090,983	387,088	$1,571	$2,975,070	$6,303	$(6,303)	$522,520	$(6,105)	$(1,643,241)	$20,587	$1,870,442

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the six-month period ended June 30, 2013
(unaudited, in thousands, except number of shares)
June 30, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									11,011			88	11,099
Comprehensive income										11,317		134	11,451
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Equity issuance costs						(380)							(380)
Conversion of LP Units to Common Shares			81,998		1	1,240						(1,241)	—
Bonus share issuance			27,918			361							361
Share-based compensation activity			341,591	7,050	3	5,207			9				5,219
Share issuance from/to Deferred Compensation Plan			22,404	17,958			164	(164)					—
Adjustment to non-controlling interest						(739)						739	—
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.30 per share)											(45,240)	(541)	(45,781)
BALANCE, June 30, 2013	4,000,000	$40	156,662,644	315,753	$1,565	$2,967,790	$5,516	$(5,516)	$490,754	$(4,601)	$(1,541,896)	$20,417	$1,934,069

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(71)	$11,099
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	105,157	100,459
Amortization of deferred financing costs	2,386	2,344
Amortization of debt discount/(premium), net	(324)	748
Amortization of stock compensation costs	3,752	4,048
Shares used for employee taxes upon vesting of share awards	(1,266)	(1,061)
Straight-line rent income	(7,183)	(11,250)
Amortization of acquired above (below) market leases, net	(3,698)	(3,556)
Straight-line ground rent expense	44	894
Provision for doubtful accounts	1,272	997
(Gain) Loss on real estate venture transactions	417	(3,683)
Net gain on sale of interests in real estate	(2,087)	(3,044)
Gain from remeasurement of investment in a real estate venture	(458)	(7,847)
Loss on early extinguishment of debt	—	1,116
Real estate venture income in excess of distributions	558	(2,031)
Deferred financing obligation	(590)	(896)
Changes in assets and liabilities:
Accounts receivable	(6,328)	2,035
Other assets	1,462	6,031
Accounts payable and accrued expenses	(2,815)	(1,252)
Deferred income, gains and rent	(116)	608
Other liabilities	129	474
Net cash from operating activities	90,241	96,233
Cash flows from investing activities:
Acquisition of properties	(12,405)	(20,758)
Sales of properties, net	40,149	145,931
Distribution of sales proceeds from real estate ventures	—	16,963
Proceeds from repayment of mortgage notes receivable	2,800	200
Capital expenditures for tenant improvements	(58,035)	(46,828)
Capital expenditures for redevelopments	(4,773)	(4,676)
Capital expenditures for developments	(19,270)	(72)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	16	(693)
Investment in unconsolidated Real Estate Ventures	(3,095)	(12,568)
Escrowed cash	1,758	558
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,329	3,445
Leasing costs	(13,862)	(14,313)
Net cash from (used in) investing activities	(61,388)	69,165
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(6,647)	(5,537)
Deferred financing obligation interest expense	—	466
Net proceeds from issuance of common shares	—	181,527
Repayments of unsecured notes	—	(12,912)
Debt financing costs	(35)	(6)
Exercise of stock options	709	1,762
Distributions paid to shareholders	(50,710)	(46,745)
Distributions to noncontrolling interest	(541)	(554)
Net cash from (used in) financing activities	(57,224)	49,001
Increase (Decrease) in cash and cash equivalents	(28,371)	214,399

Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$234,836	$215,948

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2014 and 2013 of $2,726 and $1,305, respectively	$66,869	$67,844
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,517)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	462
Change in investments in joint venture related to non-cash disposition of property	(5,897)	—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040
Change in operating real estate related to non-cash adjustment to land	—	(4,386)
Change in receivable from settlement of acquisitions	619	—
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	(639)	(1,227)
Change in capital expenditures financed through retention payable at period end	1,188	(348)
Change in unfunded tenant allowance	(193)	(244)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,689,892	$4,669,289
Accumulated depreciation	(1,045,016)	(983,808)
Operating real estate investments, net	3,644,876	3,685,481
Construction-in-progress	92,713	74,174
Land inventory	90,266	93,351
Total real estate investments, net	3,827,855	3,853,006
Cash and cash equivalents	234,836	263,207
Accounts receivable, net	21,622	17,389
Accrued rent receivable, net	131,280	126,295
Investment in real estate ventures, at equity	186,042	180,512
Deferred costs, net	123,592	122,954
Intangible assets, net	112,140	132,329
Other assets	66,806	69,403
Total assets	$4,704,173	$4,765,095
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$662,478	$670,151
Unsecured term loans	450,000	450,000
Unsecured senior notes, net of discounts	1,475,772	1,475,230
Accounts payable and accrued expenses	83,114	83,693
Distributions payable	25,588	25,584
Deferred income, gains and rent	70,519	71,635
Acquired lease intangibles, net	29,116	34,444
Other liabilities	37,144	32,923
Total liabilities	2,833,731	2,843,660
Commitments and contingencies (Note 16)
Redeemable limited partnership units at redemption value; 1,763,739 issued and outstanding in 2014 and 2013, respectively	27,211	26,486
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2014 and 2013	96,850	96,850
General Partnership Capital, 157,090,983 and 156,731,993 units issued and outstanding in 2014 and 2013, respectively	1,751,968	1,800,530
Accumulated other comprehensive loss	(6,522)	(3,377)
Total Brandywine Operating Partnership, L.P.’s equity	1,842,296	1,894,003
Non-controlling interest - consolidated real estate ventures	935	946
Total partners’ equity	1,843,231	1,894,949

Total liabilities and partners’ equity	$4,704,173	$4,765,095
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Rents	$121,622	$116,064	$243,293	$230,672
Tenant reimbursements	20,502	19,560	43,962	39,901
Termination fees	3,349	410	5,552	906
Third party management fees, labor reimbursement and leasing	4,187	3,153	8,337	6,389
Other	840	1,457	1,470	2,330
Total revenue	150,500	140,644	302,614	280,198
Operating expenses:
Property operating expenses	43,136	39,433	89,937	78,782
Real estate taxes	12,841	14,177	26,298	28,472
Third party management expenses	1,730	1,363	3,446	2,788
Depreciation and amortization	52,587	49,241	105,157	98,717
General & administrative expenses	6,005	7,336	14,186	13,887
Total operating expenses	116,299	111,550	239,024	222,646
Operating income	34,201	29,094	63,590	57,552
Other income (expense):
Interest income	385	122	770	180
Interest expense	(31,512)	(30,437)	(63,356)	(61,351)
Amortization of deferred financing costs	(1,197)	(1,183)	(2,386)	(2,344)
Interest expense — financing obligation	(316)	(211)	(588)	(429)
Equity in income (loss) of real estate ventures	(489)	1,508	(247)	3,043
Gain (loss) on sale of undepreciated real estate	(3)	—	1,184	—
Gain from remeasurement of investment in a real estate venture	458	7,847	458	7,847
Loss on real estate venture transactions	(282)	3,683	(417)	3,683
Loss on early extinguishment of debt	—	(1,113)	—	(1,116)
Loss from continuing operations	1,245	9,310	(992)	7,065
Discontinued operations:
Income from discontinued operations	26	129	18	989
Net gain on disposition of discontinued operations	903	(2,259)	903	3,045
Total discontinued operations	929	(2,130)	921	4,034
Net income (loss)	2,174	7,180	(71)	11,099
Net loss attributable to non-controlling interests	24	—	12	—
Net income (loss) attributable to Brandywine Operating Partnership	2,198	7,180	(59)	11,099
Distribution to Preferred Units	(1,725)	(1,725)	(3,450)	(3,450)
Amount allocated to unvested restricted unitholders	(83)	(85)	(186)	(193)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$390	$5,370	$(3,695)	$7,456
Basic income (loss) per Common Partnership Unit:
Continuing operations	$—	$0.05	$(0.03)	$0.02
Discontinued operations	—	(0.02)	0.01	0.03
	$—	$0.03	$(0.02)	$0.05
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$—	$0.05	$(0.03)	$0.02
Discontinued operations	—	(0.02)	0.01	0.03
	$—	$0.03	$(0.02)	$0.05
Basic weighted average common partnership units outstanding	158,801,087	157,131,697	158,680,095	151,323,813
Diluted weighted average common partnership units outstanding	158,801,087	158,475,514	158,680,095	152,481,101
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$1,269	$9,310	$(980)	$7,065
Total discontinued operations	929	(2,130)	921	4,034
Net income (loss)	$2,198	$7,180	$(59)	$11,099
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$2,174	$7,180	$(71)	$11,099
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,285)	9,491	(3,265)	11,283
Reclassification of realized losses on derivative financial instruments to operations, net (1)	60	66	120	168
Other comprehensive income (loss)	(2,225)	9,557	(3,145)	11,451
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(51)	$16,737	$(3,216)	$22,550
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(71)	$11,099
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	105,157	100,459
Amortization of deferred financing costs	2,386	2,344
Amortization of debt discount/(premium), net	(324)	748
Amortization of stock compensation costs	3,752	4,048
Shares used for employee taxes upon vesting of share awards	(1,266)	(1,061)
Straight-line rent income	(7,183)	(11,250)
Amortization of acquired above (below) market leases, net	(3,698)	(3,556)
Straight-line ground rent expense	44	894
Provision for doubtful accounts	1,272	997
Loss on early extinguishment of debt	—	1,116
Net gain on sale of interests in real estate	(2,087)	(3,044)
(Gain) Loss on real estate venture transactions	417	(3,683)
Gain on remeasurement of investment in a real estate venture	(458)	(7,847)
Real estate venture income in excess of distributions	558	(2,031)
Deferred financing obligation	(590)	(896)
Changes in assets and liabilities:
Accounts receivable	(6,328)	2,035
Other assets	1,462	6,031
Accounts payable and accrued expenses	(2,815)	(1,252)
Deferred income, gains and rent	(116)	608
Other liabilities	129	474
Net cash from operating activities	90,241	96,233
Cash flows from investing activities:
Acquisition of properties	(12,405)	(20,758)
Sales of properties, net	40,149	145,931
Distribution of sales proceeds from real estate venture	—	16,963
Proceeds from repayment of mortgage notes receivable	2,800	200
Capital expenditures for tenant improvements	(58,035)	(46,828)
Capital expenditures for redevelopments	(4,773)	(4,676)
Capital expenditures for developments	(19,270)	(72)
Reimbursement from real estate venture for pre-formation development costs	—	1,976
Advances for purchase of tenant assets, net of repayments	16	(693)
Investment in unconsolidated Real Estate Ventures	(3,095)	(12,568)
Escrowed cash	1,758	558
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,329	3,445
Leasing costs	(13,862)	(14,313)
Net cash from (used in) investing activities	(61,388)	69,165
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	—	186,000
Repayments of Credit Facility borrowings	—	(255,000)
Repayments of mortgage notes payable	(6,647)	(5,537)
Deferred financing obligation interest expense	—	466
Net proceeds from issuance of common units	—	181,527
Repayments of unsecured notes	—	(12,912)
Debt financing costs	(35)	(6)
Exercise of stock options	709	1,762
Distributions paid to preferred and common partnership unitholders	(51,251)	(47,299)
Net cash from (used in) financing activities	(57,224)	49,001
Increase (Decrease) in cash and cash equivalents	(28,371)	214,399

Cash and cash equivalents at beginning of period	263,207	1,549
Cash and cash equivalents at end of period	$234,836	$215,948

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2014 and 2013 of $2,726 and $1,305, respectively	$66,869	$67,844
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)
Change in intangible assets, net related to a non-cash acquisition of an operating property	—	(3,517)
Change in acquired lease intangibles, net related to a non-cash acquisition of an operating property	—	462
Change in investments in joint venture related non-cash disposition of property	(5,897)	—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040
Change in operating real estate related to non-cash adjustment to land	—	(4,386)
Change in receivable from settlement of acquisitions	619	—
Change in investments in real estate ventures related to a contribution of land	—	(6,058)
Change in capital expenditures financed through accounts payable at period end	(639)	(1,227)
Change in capital expenditures financed through retention payable at period end	1,188	(348)
Change in unfunded tenant allowance	(193)	(244)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned a 98.9% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2014, the Company owned 205 properties, consisting of 175 office properties, 20 industrial facilities, five mixed-use properties, one retail property (201 core properties), two development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 25.4 million net rentable square feet. In addition, as of June 30, 2014, the Company owned economic interests in 17 unconsolidated real estate ventures that own properties containing an aggregate of approximately 5.9 million net rentable square feet (collectively, the “Real Estate Ventures”). As of June 30, 2014, the Company also owned 419 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As of June 30, 2014, these land parcels could support, under current zoning and entitlements, approximately 5.9 million square feet of development. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2014, the management company subsidiaries were managing properties containing an aggregate of approximately 33.5 million net rentable square feet, of which approximately 25.4 million net rentable square feet related to Properties owned by the Company and approximately 8.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2014, the results of its operations for the three and six-month periods ended June 30, 2014 and 2013 and its cash flows for the six-month periods ended June 30, 2014 and 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2013 Annual Report on Form 10-K filed with the SEC on February 25, 2014.
Reclassifications
Certain amounts have been reclassified in prior years to conform to the current year presentation, including the reclassification of notes receivable to other assets within the balance sheets and the reclassification of changes in escrow balances from operating cash flows to investing cash flows in the statements of cash flows. All other reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. See Recent Accounting Pronouncements below for revisions to the accounting guidance for discontinued operations.
Recent Accounting Pronouncements
In May 2014 the Financial Accounting Standards Board (FASB) issued guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for those goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption precluded. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
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
Application is prospective, and required for periods beginning on or after December 15, 2014. This update should not be applied to assets classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted for disposals or assets held for sale that have not been reported in the financial statements previously issued or available for issuance. The Company has elected to early adopt this standard as of January 1, 2014. All properties sold or determined held for sale prior to January 1, 2014 are classified as discontinued operations for all periods presented.
3. REAL ESTATE INVESTMENTS
As of June 30, 2014 and December 31, 2013, the gross carrying value of the Company’s Properties was as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$688,775	$680,513
Building and improvements	3,479,850	3,504,060
Tenant improvements	521,267	484,716
	$4,689,892	$4,669,289
Acquisitions
As of June 30, 2014, a $0.5 million gain on remeasurement of the Company's investment in partnerships with Parkway Properties, Inc. was recorded. On December 19, 2013, the Company increased its equity ownership interest from 25% to 99% in each of the two partnerships that own One and Two Commerce Square, two 41-story trophy-class office towers in Philadelphia, Pennsylvania. As of December 31, 2013, the Company had recorded a $1.6 million net receivable balance from its former partner which represented the former partner's portion of the net current assets (liabilities) pursuant to the terms of the Commerce Square Redemption Agreement. Pursuant to the Redemption Agreement, the Company and Parkway used an agreed upon settlement period to finalize the purchase accounting related to facts and circumstances that existed at the date of the acquisition but were not fully known at such time. During the quarter ended June 30, 2014, $2.1 million of consideration was received from the former partner in full settlement of the aforementioned provision and a measurement period adjustment was made to adjust the fair value of the Company's previously held equity investment, resulting in a gain on remeasurement of the Company's investment in the partnerships of $0.5 million. For additional information related to this transaction, see the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

As of June 30, 2014, both of the office buildings at Encino Trace are currently in development with $18.7 million, inclusive of the $14.0 million acquisition cost, funded through June 30, 2014. During the second quarter of 2014, the Company reclassified the $4.6 million remaining in land inventory to construction in progress in connection with commencing development of the second building. Additional project costs will be funded over the remaining construction period, which is scheduled to be completed during the second quarter of 2015.
Dispositions
On April 16, 2014, the Company sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On April 7, 2014, the Company received $0.9 million from an escrow account that was established in connection with the sale of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey, known as "Princeton Pike Corporate Center." The sale of Princeton Pike Corporate Center was completed on February 25, 2013 for an aggregate sales price of $121.0 million and resulted in a $5.3 million gain on sale after closing and other transaction related costs. The escrow account was funded with $2.0 million at closing and was established for use by the buyer to fund certain tenant improvement projects with any unused portion to be returned to the Company. The unused amount received from the escrow account was recognized as a gain on sale during the period ended June 30, 2014. The aforementioned gain was recognized within discontinued operations which is consistent with the accounting classification of the assets that were disposed of on February 25, 2013.
On April 3, 2014, the Company contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet known as Four Points Centre in Austin, Texas to an existing real estate venture (the "Austin Venture") that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). The Company contributed the properties to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution: (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) the DRA member contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to the Company and credited the Company with a $5.9 million capital contribution to the Austin Venture. The Company incurred a $0.2 million loss on the contribution, driven primarily by closing costs. The disposal of Four Points Centre does not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the property remains classified within continuing operations.
On March 27, 2014, the Company sold a 16.8 acre undeveloped parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2014, the Company held ownership interests in 17 unconsolidated Real Estate Ventures, of which $186.0 million is included in assets and $1.2 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of June 30, 2014, 11 of the Real Estate Ventures owned 56 office buildings that contain an aggregate of approximately 5.9 million net rentable square feet; two Real Estate Ventures owned 3.8 acres of undeveloped parcels of land; three Real Estate Venture owned 22.5-acres of land under active development and one Real Estate Venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
Net property	$1,081,064		$965,475
Other assets	153,348		164,152
Other liabilities	68,031		49,442
Debt	792,919		699,860
Equity	373,462		380,325

Company’s share of equity (Company’s basis) (a)	186,042	(b)	180,512

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
(b) Does not include the negative investment balance of one real estate venture totaling $1.2 million as of June 30, 2014, which is included in other liabilities.
The Company held interests in 17 Real Estate Ventures containing an aggregate of approximately 5.9 million net rentable square feet as of the three and six-month periods ended June 30, 2014 and 17 Real Estate Ventures containing an aggregate of approximately 6.2 million net rentable square feet as of the three and six-month periods ended June 30, 2013. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2014	2013	2014	2013
Revenue	$35,074	$36,927	$69,459	$77,816
Operating expenses	14,842	17,205	28,824	35,472
Interest expense, net	8,889	9,173	16,989	18,944
Depreciation and amortization	13,273	10,979	26,871	23,885
Net loss	(1,930)	(430)	(3,225)	(485)
Company’s share of income (loss) (Company’s basis)	(489)	1,508	(247)	3,043
Austin Venture - Four Points Centre
On April 3, 2014, the Company contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet, known as Four Points Centre in Austin, Texas to the Austin Venture. See Note 3 for further information on the contribution.
Guarantees
As of June 30, 2014, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by Real Estate Ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate venture, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see "Investments in Unconsolidated Ventures" in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

5. DEFERRED COSTS
As of June 30, 2014 and December 31, 2013, the Company’s deferred costs were comprised of the following (in thousands):

	June 30, 2014
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$161,800	$(61,694)	$100,106
Financing Costs	40,315	(16,829)	23,486
Total	$202,115	$(78,523)	$123,592

	December 31, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$155,885	$(58,805)	$97,080
Financing Costs	40,317	(14,443)	25,874
Total	$196,202	$(73,248)	$122,954
During each of the three and six-month periods ended June 30, 2014, the Company capitalized internal direct leasing costs of $2.0 million and $4.0 million, respectively, and $1.8 million and $3.9 million during the three and six-month periods ended June 30, 2013 in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2014 and December 31, 2013, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$136,388	$(38,767)	$97,621
Tenant relationship value	37,019	(27,159)	9,860
Above market leases acquired	6,120	(1,461)	4,659
Total intangible assets, net	$179,527	$(67,387)	$112,140

Acquired lease intangibles, net:
Below market leases acquired	$64,679	$(35,563)	$29,116

	December 31, 2013
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$150,782	$(35,607)	$115,175
Tenant relationship value	38,692	(26,868)	11,824
Above market leases acquired	6,673	(1,343)	5,330
Total intangible assets, net	$196,147	$(63,818)	$132,329

Acquired lease intangibles, net:
Below market leases acquired	$81,991	$(47,547)	$34,444

As of June 30, 2014, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2014 (six months remaining)	$12,075	$3,093
2015	21,581	5,223
2016	17,102	3,254
2017	15,279	2,664
2018	11,458	2,241
Thereafter	34,645	12,641
Total	$112,140	$29,116

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations at June 30, 2014 and December 31, 2013 (in thousands):

Property / Location	June 30, 2014	December 31, 2013	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Tysons Corner	$90,460	$91,395	5.36%	(a)	Aug 2015
One Commerce Square	124,151	125,089	3.68%	(a)	Jan 2016
Two Logan Square	88,174	88,583	7.57%		Apr 2016
Fairview Eleven Tower	21,470	21,630	4.25%	(b)	Jan 2017
Two Commerce Square	112,000	112,000	4.51%	(a)	Apr 2023
Cira Square (GSA Philadelphia Campus)	187,751	190,964	7.00%		Sep 2030
Cira Centre South Garage	38,950	40,101	7.12%		Sep 2030
Principal balance outstanding	662,956	669,762
Plus: fair market value premiums (discounts), net	(478)	389
Total mortgage indebtedness	$662,478	$670,151
UNSECURED DEBT:
Three-Year Term Loan - Swapped to fixed	$150,000	$150,000	2.60%		Feb 2015
Four-Year Term Loan	100,000	100,000	LIBOR + 1.75%	(c)	Feb 2016
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb 2019
$250.0M 5.400% Guaranteed Notes due 2014	218,549	218,549	5.53%		Nov 2014
$250.0M 7.500% Guaranteed Notes due 2015	157,625	157,625	7.76%		May 2015
$250.0M 6.000% Guaranteed Notes due 2016	149,919	149,919	5.95%		Apr 2016
$300.0M 5.700% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.950% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.950% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,929,703	1,929,703
Plus: original issue premiums (discounts), net	(3,931)	(4,473)
Total unsecured indebtedness	$1,925,772	$1,925,230
Total Debt Obligations	$2,588,250	$2,595,381

(a)	These loans were assumed upon acquisition of the related properties. The interest rate reflects the market rate at the time of acquisition.

(b)	Represents the full debt amount secured by a property owned by a consolidated real estate venture in which the Company holds a 50% interest.

(c)	London Interbank Offered Rate (“LIBOR”).
During the six-month periods ended June 30, 2014 and 2013, the Company’s weighted-average effective interest rate on its mortgage notes payable was 5.73% and 6.64%, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its unsecured revolving credit facility (the "Credit Facility") for general business purposes, including funding costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at June 30, 2014 is February 1, 2016. The per annum variable interest rate on balances outstanding under the Credit Facility is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. As of June 30, 2014, the Company did not have any outstanding borrowings on its Credit Facility, with $1.5 million in letters of credit outstanding, leaving $598.5 million of unused availability under the Credit Facility. During each of the three and six-month periods ended June 30, 2014 and 2013, there were no weighted-average interest rates associated with the Credit Facility because there were no borrowings outstanding under the Credit Facility during either period.

The Company has the option to increase the amounts available to be advanced under the Credit Facility, the $150.0 million three-year term loan, and the $100.0 million four-year term loan by an aggregate of $200.0 million, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend by one year the maturity dates of each of the Credit Facility, the $150.0 million three-year term loan and the $100.0 million four-year term loan subject to payment of an extension fee and other customary conditions and limitations. The Company may repay the $150.0 million three-year term loan and the $100.0 million four-year term loan at any time without penalty. The $200.0 million seven-year term loan is subject to a prepayment penalty of 1.00% through February 1, 2015 with no penalty thereafter.

The spread to LIBOR for LIBOR-based loans under the Credit Facility and term loans depends on the Company's unsecured senior debt credit rating. Based on the Company's current credit rating, the spread for such loans will be 150 basis points under the Credit Facility, 175 basis points under both the $150.0 million three-year term loan and the $100.0 million four-year term loan and 190 basis points under the $200.0 million seven-year term loan. At the Company's option, advances under the Credit Facility and term loans may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid on loans to the Company at a reduced rate.

The Company executed hedging transactions that fix the rate on the $200.0 million seven-year term loan at a 3.623% average rate for its full term, and the rate on the $150.0 million three-year term loan at a 2.596% average rate for periods of three to four years. All hedges commenced on February 1, 2012 and the rates are inclusive of the LIBOR spread based on the Company's current investment grade rating. See Note 9 for details of the interest rate swaps entered into as of June 30, 2014.

The Credit Facility and term loans contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of June 30, 2014. In the event of a default related to the financing and operating covenants, the Company's dividend distributions are limited to the greater of 95% of funds from operations or the minimum amount necessary for the Company to maintain its status as a REIT.

As of June 30, 2014, the Company’s aggregate scheduled principal payments on debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2014 (six months remaining)	$225,570
2015	409,655
2016	467,703
2017	330,323
2018	336,954
Thereafter	822,454
Total principal payments	2,592,659
Net unamortized premiums/(discounts)	(4,409)
Outstanding indebtedness	$2,588,250
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2014 and December 31, 2013, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2014 and December 31, 2013 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,397,162	$1,478,767	$1,396,620	$1,471,041
Variable rate debt	$528,610	$504,044	$528,610	$526,693
Mortgage notes payable	$662,478	$697,731	$670,151	$715,244
Notes receivable	$4,226	$5,088	$7,026	$7,759
The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures), as these instruments are valued using quoted market prices as of June 30, 2014 and December 31, 2013.
The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for fully secured loans with similar terms and maturities. The weighted average discount rate for the combined variable rate debt and mortgage loans as of June 30, 2014 was 3.467%. The fair value of the notes receivable was estimated using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. The Company used a discount rate of 14.82% for the notes receivable as of June 30, 2014. The Company applies its knowledge of the debt markets to determine appropriate discount rates to utilize in the discounted cash flow models. As these inputs are unobservable, the Company has categorized the valuation of mortgage notes payable, variable rate debt and notes receivable as Level 3 (as provided by the accounting standard for Fair Value Measurements and Disclosures).
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014, and current estimates of fair value may differ from the amounts presented herein.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company's derivative financial instruments as of June 30, 2014 and December 31, 2013. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company's consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				06/30/2014	12/31/2013				06/30/2014	12/31/2013
Assets (Liabilities):
Swap	Interest Rate	Cash Flow	(a)	$200,000	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$(2,843)	$(545)
Swap	Interest Rate	Cash Flow	(a)	77,000	77,000	2.703%	December 9-13, 2011	February 1, 2016	(799)	(887)
Swap	Interest Rate	Cash Flow	(a)	50,000	50,000	2.470%	December 13, 2011	February 1, 2015	(191)	(283)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(385)	(311)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(128)	549
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(214)	218
Swap	Interest Rate	Cash Flow	(a)	23,000	23,000	2.513%	December 7-12, 2011	May 1, 2015	(125)	(162)
				$428,610	$428,610				$(4,685)	$(1,421)

(a) Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2014, all swaps are included in other liabilities on the Company's consolidated balance sheet.

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

10. DISCONTINUED OPERATIONS

The Company had no property dispositions classified as discontinued operations during the three and six months ended June 30, 2014. There was nominal income before gain on sales recognized during 2014 relating to properties classified into discontinued operations in prior periods and a $0.9 million gain relating to the post closing activity for the sale of the Princeton Pike Corporate Center completed in the first quarter of 2013. See Note 3 for further information.

For the three and six-month periods ended June 30, 2013, income from discontinued operations relates to the 14 properties sold by the Company from January 1, 2013 through December 31, 2013. The following table summarizes the revenue and expense information for properties classified as discontinued operations for the three and six-month periods ended June 30, 2013 (in thousands):

	Three-month period ended June 30, 2013	Six-month period ended June 30, 2013
Revenue:
Rents	$895	$4,658
Tenant reimbursements	7	345
Termination fees	—	—
Other	9	123
Total revenue	911	5,126
Expenses:
Property operating expenses	330	1,711
Real estate taxes	118	584
Depreciation and amortization	337	1,845
Total operating expenses	785	4,140
Other income:
Interest income	3	3
Income from discontinued operations before gain on sale of interests in real estate	129	989
Net gain on disposition of discontinued operations	(2,259)	3,045
Income from discontinued operations	$(2,130)	$4,034
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
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of June 30, 2014 and December 31, 2013 was $19.7 million and $20.3 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $27.5 million and $24.8 million, respectively, as of June 30, 2014 and December 31, 2013.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$1,245	$1,245	$9,310	$9,310
Income (loss) from continuing operations attributable to non-controlling interests	5	5	(87)	(87)
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	24	24	—	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(83)	(83)	(85)	(85)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Income (loss) from continuing operations available to common shareholders	(534)	(534)	7,413	7,413
Income (loss) from discontinued operations	929	929	(2,130)	(2,130)
Discontinued operations attributable to non-controlling interests	(10)	(10)	25	25
Discontinued operations attributable to common shareholders	919	919	(2,105)	(2,105)
Net income attributable to common shareholders	$385	$385	$5,308	$5,308
Denominator
Weighted-average shares outstanding	157,037,348	157,037,348	155,347,384	155,347,384
Contingent securities/Share based compensation	—	—	—	1,343,817
Weighted-average shares outstanding	157,037,348	157,037,348	155,347,384	156,691,201
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$—	$—	$0.05	$0.05
Discontinued operations attributable to common shareholders	—	—	(0.02)	(0.02)
Net income attributable to common shareholders	$—	$—	$0.03	$0.03

	Six-month periods ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(992)	$(992)	$7,065	$7,065
(Income) loss from continuing operations attributable to non-controlling interests	49	49	(37)	(37)
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	12	12	—	—
Nonforfeitable dividends allocated to unvested restricted shareholders	(186)	(186)	(193)	(193)
Preferred share dividends	(3,450)	(3,450)	(3,450)	(3,450)
Income (loss) from continuing operations available to common shareholders	(4,567)	(4,567)	3,385	3,385
Income from discontinued operations	921	921	4,034	4,034
Discontinued operations attributable to non-controlling interests	(10)	(10)	(53)	(53)
Discontinued operations attributable to common shareholders	911	911	3,981	3,981
Net income (loss) attributable to common shareholders	$(3,656)	$(3,656)	$7,366	$7,366
Denominator
Weighted-average shares outstanding	156,916,356	156,916,356	149,508,957	149,508,957
Contingent securities/Share based compensation	—	—	—	1,157,288
Weighted-average shares outstanding	156,916,356	156,916,356	149,508,957	150,666,245
Earnings per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$(0.03)	$(0.03)	$0.02	$0.02
Discontinued operations attributable to common shareholders	0.01	0.01	0.03	0.03
Net income (loss) attributable to common shareholders	$(0.02)	$(0.02)	$0.05	$0.05

Redeemable common limited partnership units totaling 1,763,739 as of June 30, 2014 and 2013, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six-month periods ended June 30, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On May 29, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $23.6 million, which was paid on July 21, 2014 to shareholders of record as of July 7, 2014. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
On May 15, 2014, the Company amended its Amended and Restated Declaration of Trust authorizing an increase in the Company’s total number of shares of beneficial interest from 220,000,000 to 420,000,000 shares, with the number of authorized common shares of beneficial interest increased from 200,000,000 to 400,000,000 and the number of authorized preferred shares of beneficial interest remaining unchanged at 20,000,000.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016.

The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive, as compensation and in aggregate, up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through June 30, 2014, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.
Common Share Repurchases
The Parent Company maintains a share repurchase program under which it may repurchase its common shares from time to time in accordance with limits set by the Board of Trustees.
The Parent Company did not repurchase any shares under the share repurchase program during the six-month periods ended June 30, 2014 and 2013. As of June 30, 2014, the Parent Company may purchase up to 539,200 shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$1,245	$1,245	$9,310	$9,310
Nonforfeitable dividends allocated to unvested restricted unitholders	(83)	(83)	(85)	(85)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	24	24	—	—
Income (loss) from continuing operations available to common unitholders	(539)	(539)	7,500	7,500
Discontinued operations attributable to common unitholders	929	929	(2,130)	(2,130)
Net income attributable to common unitholders	$390	$390	$5,370	$5,370
Denominator
Weighted-average units outstanding	158,801,087	158,801,087	157,131,697	157,131,697
Contingent securities/Share based compensation	—	—	—	1,343,817
Total weighted-average units outstanding	158,801,087	158,801,087	157,131,697	158,475,514
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$—	$—	$0.05	$0.05
Discontinued operations attributable to common unitholders	—	—	(0.02)	(0.02)
Net income attributable to common unitholders	$—	$—	$0.03	$0.03

	Six-month periods ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(992)	$(992)	$7,065	$7,065
Amount allocable to unvested restricted unitholders	(186)	(186)	(193)	(193)
Preferred unit dividends	(3,450)	(3,450)	(3,450)	(3,450)
Net income attributable to non-controlling interests	12	12	—	—
Income (loss) from continuing operations available to common unitholders	(4,616)	(4,616)	3,422	3,422
Discontinued operations attributable to common unitholders	921	921	4,034	4,034
Net income (loss) attributable to common unitholders	$(3,695)	$(3,695)	$7,456	$7,456
Denominator
Weighted-average units outstanding	158,680,095	158,680,095	151,323,813	151,323,813
Contingent securities/Share based compensation	—	—	—	1,157,288
Total weighted-average units outstanding	158,680,095	158,680,095	151,323,813	152,481,101
Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$(0.03)	$(0.03)	$0.02	$0.02
Discontinued operations attributable to common unitholders	0.01	0.01	0.03	0.03
Net income (loss) attributable to common unitholders	$(0.02)	$(0.02)	$0.05	$0.05
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six-month periods ended June 30, 2014 and 2013, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
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
On May 29, 2014, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $23.9 million, which was paid on July 21, 2014 to unitholders of record as of July 7, 2014. On May 29, 2014, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2014. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2014 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program in either of the six-month periods ended June 30, 2014 and 2013 and accordingly, during the six-month periods ended June 30, 2014 and 2013, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.

14. SHARE BASED COMPENSATION
Stock Options
At June 30, 2014, options exercisable for 2,808,784 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan (referred to as the "Equity Incentive Plan"). During the six-month period ended June 30, 2014 the Company recognized a nominal amount of compensation expense related to unvested options. During the three and six-month periods ended June 30, 2013 the Company recognized compensation expense related to unvested options of $0.2 million and $0.4 million, of which a nominal amount and $0.1 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
Option activity as of June 30, 2014 and changes during the six months ended June 30, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,983,569	$15.50	5.15	$—
Granted	—	$—	—	—
Exercised	(60,127)	$11.80	—	$182,101
Canceled	(114,658)	$20.61
Outstanding at June 30, 2014	2,808,784	$15.37	4.67	$632,239
Vested/Exercisable at June 30, 2014	2,808,784	$15.37	4.67	$632,239
Restricted Share Awards
As of June 30, 2014, 550,222 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at June 30, 2014 was approximately $2.9 million, and is expected to be recognized over a weighted average remaining vesting period of 1.9 years. During the three and six-month periods ended June 30, 2014, the Company recognized compensation expense related to outstanding restricted shares of $0.5 million and $1.9 million, of which $0.1 million and $0.4 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization. During the three and six-month periods ended June 30, 2013, the Company recognized compensation expense related to outstanding restricted shares of $0.9 million and $1.8 million, of which $0.1 million and $0.3 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The following table summarizes the Company’s restricted share activity for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2014	563,713	$12.56
Granted	229,119	14.47
Vested	(234,169)	13.44
Forfeited	(8,441)	12.36
Non-vested at June 30, 2014	550,222	$12.22
On March 11, 2014 and March 12, 2014 the Compensation Committee of the Parent Company’s Board of Trustees awarded restricted shares of which 131,641 cliff vest after three years from the grant date and 69,794 vest ratably over three years, of which 1,745 were canceled, leaving 68,049 unvested. In addition, on May 29, 2014, 27,684 restricted shares were granted and will vest ratably over three years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

Restricted Performance Share Units Plan
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to RPSU awards.

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
(a) These RPSUs were settled upon the holder’s qualifying retirement in October 2012 after reaching age 57 and accumulating at least 15 years of service with the Company. Of the 14,742 RPSU's originally granted, 563 dividend equivalent rights were accrued at the time of qualifying retirement and the Company issued 30,610 shares in settlement of the RPSU's based on the Company’s total shareholder return-based performance achievement, as computed under the award agreement, on October 31, 2012 of 200%.
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.
For the three and six-month periods ended June 30, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $0.5 million and $2.3 million, of which $0.2 million and 0.7 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three and six-month periods ended June 30, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $1.3 million and $2.5 million, of which $0.2 million and $0.4 million, respectively, were capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
A total of 150,829 common shares were issued on March 1, 2014 to holders in settlement of the RPSUs awarded on March 2, 2011 (with a three-year measurement period ended December 31, 2013). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 7, 2014.

15. SEGMENT INFORMATION
During the quarter ended June 30, 2014, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2014	December 31, 2013
Philadelphia CBD	$1,321,740	$1,300,666
Pennsylvania Suburbs	1,228,752	1,199,105
Metropolitan Washington, D.C.	1,221,305	1,214,965
New Jersey/Delaware	414,754	414,716
Richmond,Virginia	310,751	310,397
California	192,590	192,584
Austin, Texas (a)	—	36,856
Operating properties	$4,689,892	$4,669,289

Corporate
Construction-in-progress	$92,713	$74,174
Land inventory	$90,266	$93,351

(a)
On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated joint venture. See Note 3 for further information on the contribution. Following the contribution, there are no wholly owned properties in the Austin, Texas segment.

Net operating income:
	Three-month periods ended
	June 30,
	2014			2013
	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses (b)	Net operating income
Philadelphia CBD	$51,420	$(18,789)	$32,631	$36,142	$(13,587)	$22,555
Pennsylvania Suburbs	40,743	(13,742)	27,001	37,002	(13,704)	23,298
Metropolitan Washington, D.C.	28,949	(10,505)	18,444	28,783	(10,773)	18,010
New Jersey/Delaware	14,841	(7,531)	7,310	15,024	(6,871)	8,153
Richmond, Virginia	8,322	(3,566)	4,756	8,954	(3,599)	5,355
California	4,895	(2,515)	2,380	4,536	(2,338)	2,198
Austin, Texas (a)	976	(617)	359	9,872	(4,207)	5,665
Corporate	354	(442)	(88)	331	106	437
Operating Properties	$150,500	$(57,707)	$92,793	$140,644	$(54,973)	$85,671

	Six-month periods ended
	June 30,
	2014			2013
	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses (b)	Net operating income
Philadelphia CBD	$100,834	$(37,231)	$63,603	$72,067	$(27,121)	$44,946
Pennsylvania Suburbs	81,317	(28,431)	52,886	74,918	(28,310)	46,608
Metropolitan Washington, D.C.	59,639	(22,462)	37,177	56,568	(21,536)	35,032
New Jersey/Delaware	30,466	(16,223)	14,243	29,944	(13,902)	16,042
Richmond, Virginia	17,189	(7,906)	9,283	17,719	(7,282)	10,437
California	9,497	(4,923)	4,574	9,141	(4,498)	4,643
Austin, Texas (a)	3,057	(1,793)	1,264	19,129	(8,165)	10,964
Corporate	615	(712)	(97)	712	772	1,484
Operating Properties	$302,614	$(119,681)	$182,933	$280,198	$(110,042)	$170,156

(a)
On On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated real estate venture. See Note 3 for further information on the contribution. On October 16, 2013, seven properties in the Austin portfolio where contributed to an unconsolidated real estate venture. Following the contribution of these properties, there are no wholly owned properties in the Austin, Texas segment.

(b)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended June 30,		Six-month periods ended June 30,
	June 30, 2014	December 31, 2013	2014	2013	2014	2013
Philadelphia CBD	$20,689	$19,975	$—	$577	$(21)	$1,143
Pennsylvania Suburbs	17,544	17,272	(391)	558	(359)	588
Metropolitan Washington, D.C.	61,604	59,905	(42)	(35)	25	(19)
New Jersey/Delaware	—	—	103	167	122	1,075
Richmond, Virginia	1,295	1,400	115	243	69	236
Austin, Texas (a)	84,910	81,960	(274)	(2)	(83)	20
Total	$186,042	$180,512	$(489)	$1,508	$(247)	$3,043

(a)	Investment in real estate ventures does not include the negative investment balance of one real estate venture totaling $1.2 million as of June 30, 2014, which is included in other liabilities.

Net operating income (“NOI”) is an non-GAAP measure that is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2014	2013	2014	2013
	(amounts in thousands)		(amounts in thousands)
Consolidated net operating income	$92,793	$85,671	$182,933	$170,156
Other income (expense):
Depreciation and amortization	(52,587)	(49,241)	(105,157)	(98,717)
General and administrative expenses	(6,005)	(7,336)	(14,186)	(13,887)
Interest income	385	122	770	180
Interest expense	(31,512)	(30,437)	(63,356)	(61,351)
Amortization of deferred financing costs	(1,197)	(1,183)	(2,386)	(2,344)
Interest expense - financing obligation	(316)	(211)	(588)	(429)
Equity in income (loss) of real estate ventures	(489)	1,508	(247)	3,043
Gain (Loss) on sale of undepreciated real estate	(3)	—	1,184	—
Gain from remeasurement of investment in a real estate venture	458	7,847	458	7,847
Gain (Loss) on real estate venture transactions	(282)	3,683	(417)	3,683
Loss on early extinguishment of debt	—	(1,113)	—	(1,116)
Loss from continuing operations	1,245	9,310	(992)	7,065
Income (loss) from discontinued operations	929	(2,130)	921	4,034
Net income (loss)	$2,174	$7,180	$(71)	$11,099

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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 7 to 75 years. Minimum future rental payments on non-cancelable leases at June 30, 2014 are as follows (in thousands):

2014 (six months remaining)	$690
2015	1,380
2016	1,380
2017	1,380
2018	1,380
Thereafter	58,516
Total	$64,726
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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six-month periods ended June 30, 2014 and 2013 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2014, we owned 205 properties that contain an aggregate of approximately 25.4 million net rentable square feet and consist of 175 office properties, 20 industrial facilities, five mixed-use properties, one retail property (201 core properties), two development properties, one redevelopment property and one re-entitlement property (collectively, the "Properties"). In addition, as of June 30, 2014, we owned economic interests in 17 unconsolidated Real Estate Ventures that contain approximately 5.9 million net rentable square feet (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of June 30, 2014, we were managing approximately 8.1 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
During the six-month period ended June 30, 2014, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our wholly owned properties at June 30, 2014 was 89.3% compared to 87.9% at June 30, 2013.

The table below summarizes the key operating and leasing statistics of our wholly owned operating properties for the three and six months ended June 30, 2014:

	Three-month period ended	Six-month period ended
	June 30, 2014	June 30, 2014
Leasing Activity:
Core portfolio net rentable square feet owned (end of period) (1)	23,954,508	23,954,508
Occupancy percentage (end of period)	89.3%	89.3%
Average occupancy percentage	89.4%	89.1%
New leases and expansions commenced (square feet)	315,130	816,609
Leases renewed (square feet)	271,580	607,627
Net absorption (square feet) (2)	23,091	(28,782)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	6.0%	11.3%
Renewal rental rates	1.3%	0.7%
Combined rental rates	2.6%	4.2%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$5.50	$5.86
Tenant Improvements (per square feet)	$10.47	$13.2

(1)	Includes all properties in the core portfolio (i.e. not under development or redevelopment).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include GAAP base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.0% of our aggregate final annualized base rents as of June 30, 2014 (representing approximately 2.1% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2014. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for leases that are scheduled to expire in 2014 is 67% compared to a retention rate of 68% for leases that expired in 2013. Rental rates on leases expiring during 2014 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.9 million or 9.4% of total receivables (including accrued rent receivables) as of June 30, 2014 compared to $16.2 million or 10.3% of total receivables (including accrued rent receivables) as of December 31, 2013.
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
As of June 30, 2014, we owned approximately 419 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically re-zone and/or dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of June 30, 2014, these land parcels could support, under current zoning and entitlements, approximately 5.9 million square feet of commercial office development.
See "Liquidity and Capital Resources - Commitments and Contingencies" for further discussion of our ongoing development projects.
RECENT PROPERTY TRANSACTIONS
Acquisition
As of June 30, 2014, a $0.5 million gain on remeasurement of our investment in partnerships with Parkway Properties, Inc. was recorded. On December 19, 2013, we increased our equity ownership interest from 25% to 99% in each of the two partnerships that own One and Two Commerce Square, two 41-story Trophy-class office towers in Philadelphia, Pennsylvania. As of December 31, 2013, we had recorded a $1.6 million net receivable balance from our former partner which represented the former partner's portion of the net current assets (liabilities) pursuant to the terms of the Commerce Square Redemption Agreement. Pursuant to the Redemption Agreement, we and Parkway used an agreed upon settlement period to finalize the purchase accounting related to facts and circumstances that existed at the date of the acquisition but were not fully known at such time. During the quarter ended June 30, 2014, $2.1 million of consideration was received from the former partner in full settlement of the aforementioned provision and a measurement period adjustment was made to adjust fair value of our previously held equity investment, resulting in a gain on remeasurement of our investment in the partnerships of $0.5 million. For additional information related to this transaction, see the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The land was purchased with an in-place lease for 75% of the first building. We capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow for $1.0 million. The net assets were purchased using available corporate funds.
As of June 30, 2014, both of the office buildings at Encino Trace are currently in development with $18.7 million, inclusive of the $14.0 million acquisition cost, funded through June 30, 2014. During the second quarter of 2014, we reclassified the $4.6 million remaining in land inventory to construction in progress in connection with commencing development of the second building. Additional project costs will be funded over the remaining construction period, which is scheduled to be completed during the second quarter of 2015.
Disposition
On April 16, 2014, we sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On April 7, 2014, we received $0.9 million from an escrow account that was established in connection with the sale of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey, known as "Princeton Pike Corporate Center." The sale of Princeton Pike Corporate Center was completed on February 25, 2013 for an aggregate sales price of $121.0 million and resulted in a $5.3 million gain on sale after closing and other transaction related costs. The escrow account was funded with $2.0 million at closing and was established for use by the buyer to fund certain tenant improvement projects with any unused portion to be returned to us. The unused amount received from the escrow account was recognized as a gain on sale during the period ending

June 30, 2014. The aforementioned gain was recognized within discontinued operations which is consistent with the accounting classification of the assets that were disposed of on February 25, 2013.
On April 3, 2014, we contributed two 3-story, Class A office buildings, containing an aggregate of approximately 192,396 net rentable square feet known as Four Points Centre in Austin, Texas to an existing real estate venture (the "Austin Venture") that we formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). We contributed the property to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution, (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) the DRA member contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to us and credited us with a $5.9 million capital contribution to the Austin Venture. We incurred a $0.2 million loss on the contribution, driven primarily by closing costs. The disposal of Four Points Centre does not represent a strategic shift that has a major effect on the Company's operations and financial results, accordingly the property remains classified within continuing operations.
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
Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2013. See also Note 2 in our unaudited consolidated financial statements for the three and six-month periods ended June 30, 2014 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and six-month periods ended June 30, 2014 and 2013. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three-Month Periods Ended June 30, 2014 and June 30, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 196 properties containing an aggregate of approximately 21.8 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through June 30, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to June 30, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended June 30, 2014 to the three-months ended June 30, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$105,383	$101,357	$4,026	$9,578	$92	$2,124	$2,098	$(807)	$4,973	$116,278	$108,520	$7,758
Straight-line rents	2,732	5,156	(2,424)	855	660	4	37	—	(95)	3,591	5,758	(2,167)
Above/below market rent amortization	1,421	1,432	(11)	77	—	255	246	—	108	1,753	1,786	(33)
Total rents	109,536	107,945	1,591	10,510	752	2,383	2,381	(807)	4,986	121,622	116,064	5,558
Tenant reimbursements	15,890	14,925	965	4,126	85	432	379	54	4,171	20,502	19,560	942
Termination fees	2,965	410	2,555	384	—	—	—	—	—	3,349	410	2,939
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,187	3,153	4,187	3,153	1,034
Other	500	926	(426)	63	—	81	120	196	411	840	1,457	(617)
Total revenue	128,891	124,206	4,685	15,083	837	2,896	2,880	3,630	12,721	150,500	140,644	9,856
Property operating expenses	38,496	36,949	(1,547)	5,203	124	1,343	1,167	(1,906)	1,193	43,136	39,433	(3,703)
Real estate taxes	10,911	11,733	822	1,465	97	278	361	187	1,986	12,841	14,177	1,336
Third party management expenses	—	—	—	—	—	—	—	1,730	1,363	1,730	1,363	(367)
Net operating income	79,484	75,524	3,960	8,415	616	1,275	1,352	3,619	8,179	92,793	85,671	7,122
General & administrative expenses	—	—	—	(7)	183	13	—	5,999	7,153	6,005	7,336	(1,331)
Depreciation and amortization	45,014	42,678	2,336	5,776	125	1,776	1,829	21	4,609	52,587	49,241	3,346
Operating income (loss)	$34,470	$32,846	$1,624	$2,646	$308	$(514)	$(477)	$(2,401)	$(3,583)	$34,201	$29,094	$5,107
Number of properties	196	196		5		4		—		205
Square feet	21,770	21,770		2,185		1,408		—		25,363
Core Occupancy % (d)	89.5%	87.5%		87.0%		N/A				89.3%
Other income (expense):
Interest income										385	122	263
Interest expense										(31,512)	(30,437)	(1,075)
Amortization of deferred financing costs										(1,197)	(1,183)	(14)
Interest expense — financing obligation										(316)	(211)	(105)
Equity in income of real estate ventures										(489)	1,508	(1,997)
Loss on sale of undepreciated real estate sale										(3)	—	(3)
Gain from remeasurement of investment in a real estate venture										458	7,847	(7,389)
Net gain (loss) on real estate venture transactions										(282)	3,683	(3,965)
Loss on early extinguishment of debt										—	(1,113)	1,113
Loss from continuing operations										1,245	9,310	(8,065)
Income (Loss) from discontinued operations										929	(2,130)	3,059
Net income										$2,174	$7,180	$(5,006)
Income (Loss) per common share										$—	$0.03	$(0.03)
EXPLANATORY NOTES

(a)	Results include: Five properties completed/acquired and placed in service.

(b)	Results include: Two development, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $7.8 million from the second quarter of 2013 to the second quarter of 2014, primarily attributable to:

•	an increase of $4.0 million in the Same Store Property Portfolio due to a 1.4% increase in occupancy for the second quarter of 2014 compared to the second quarter of 2013;

•	an increase of $7.9 million related to the increase in our equity ownership interest in One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $1.0 million related to a development and redevelopment property being placed into service;

•	an increase of $0.6 million related to the acquisition of Six Tower Bridge during the second quarter of 2013; and

•	a decrease of $5.7 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Straight-line rents decreased by $2.2 million on a consolidated basis due to a combination of free rent converting to cash rent subsequent to the second quarter of 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. The decreases were offset by a net increase of $0.2 million related to recently acquired properties, which primarily consists of a $0.8 million increase related to the increase in our equity ownership interest in One and Two Commerce Square in the fourth quarter of 2013 and a $0.6 million decrease relating to a single tenant's free rent converting to cash rent at 660 Germantown Pike, a redevelopment property.
Tenant reimbursements increased by $0.9 million, which trended along with the increase in operating expenses over the same period. Expense recoveries remained consistent with a reimbursement percentage of 36.6% during the second quarter of 2014 compared to 36.5% in the second quarter of 2013.
Termination fees at our Total Portfolio increased by $2.9 million due to timing and volume of tenant move-outs during the second quarter of 2014 when compared to the second quarter of 2013.
Third party management fees, labor reimbursement and leasing increased $1.0 million during the second quarter of 2014 compared to the second quarter of 2013 which is primarily attributable to an increase of $0.7 million in management fees and labor reimbursements from DRA Austin real estate venture which was formed subsequent to June 30, 2013. Development fee income increased $0.3 million related to increased development activity at the evo real estate venture.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $3.7 million for the second quarter of 2014 compared to the second quarter of 2013, primarily attributable to: (i) an increase of $5.1 million due to additional operating expenses from properties that we acquired and placed into service subsequent to the second quarter of 2013 and (ii) a net increase of $0.9 million in repairs and maintenance expenditures due to the timing of our tenants' needs. These and other increases were offset by $2.3 million decrease from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Real Estate Taxes
Real estate taxes decreased by a net $1.3 million for the second quarter of 2014 compared to the second quarter of 2013, attributable to a decrease of $1.9 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture and a net decrease of $0.8 million in the Same Store Property Portfolio, none of which were individually significant. These decreases were offset by $1.4 million in increases due to properties we acquired subsequent to the second quarter of 2013.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased $1.3 million for the second quarter of 2014 compared to the second quarter of 2013, primarily attributable to: (i) a $1.3 million decrease in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of such compensation of our executive personnel meeting qualifying retirement provisions, (ii) a $0.2 million decrease in acquisition related costs, and (iii) a

$0.2 million decrease in fees related to our deferred compensation plan. These decreases were offset by $0.3 million of increased salary and benefits costs during the second quarter of 2014 compared to the second quarter of 2013. The remaining increase of $0.1 million is due to additional professional fees incurred during the second quarter of 2014 compared to the second quarter of 2013.
Depreciation and Amortization

Depreciation and amortization expense increased by $3.3 million for the second quarter of 2014 compared to the second quarter of 2013, of which $5.6 million is attributable to properties acquired subsequent to June 30, 2013. Increases in depreciation expense to the Same Store Property Portfolio totaled $2.3 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. These increases were offset by reductions in depreciation expense of $3.1 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013 and the acceleration of $1.5 million primarily attributable to depreciation expense for Plaza 1000 at Main Street and 6 East Clementon. During the second quarter of 2013, we re-entitled these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date.
Interest Expense
The increase in interest expense of $1.1 million from the second quarter of 2013 to the second quarter of 2014 is primarily due to an increase of $2.2 million related to the fourth quarter 2013 increase in ownership interest and consolidation of One Commerce Square mortgage debt having a principal balance at June 30, 2014 of $124.2 million and an effective rate of 3.681% and Two Commerce Square mortgage debt carrying a principal balance of $112.0 million at March 31, 2014 and an effective rate of 4.513%.

The increase of $2.2 million in interest expense described above was offset by the following decreases in interest expense during the first quarter of 2014 compared to the first quarter of 2013:

•	a decrease of $0.8 million related to an increase in capitalized interest;

•	a decrease of $0.2 million due to repurchases of $13.6 million of our 5.400% Guaranteed Notes due 2014; and

•	a decrease of $0.1 million due to repurchases of $3.8 million of our 7.500% Guaranteed Notes due 2015.
Equity in Income of Real Estate Ventures
The decrease in equity in income of real estate ventures of $2.0 million during the second quarter 2014 compared to the second quarter of 2013 is attributable to the following;

•
a decrease of $0.6 million in preferred return income as a result of increasing our common ownership interest and consolidating the One and Two Commerce real estate ventures subsequent to the second quarter of 2013;

•
a decrease of $0.3 million as a result of recognizing income during 2013 related to the exchange of our ownership interest in Two Tower Bridge to acquire the remaining ownership interest in Six Tower Bridge during the second quarter of 2013;

•
a decrease of $0.3 million from our Broadmoor Austin real estate venture, as the lead tenant that occupied 100% of the office park moved out of 142,000 square feet office space due to a lease expansion subsequent to the second quarter of 2013;

•	a decrease of $0.3 million as a result of costs incurred related to our investment in the Seven Tower Bridge real estate venture; and

•	a remaining decrease of $0.5 million due to net losses incurred at our remaining real estate ventures.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture decreased $7.4 million. The $0.5 million gain recognized during the three-month period ended June 30, 2014 resulted from the final settlement of the increase in our ownership interest of the One and Two Commerce partnerships. The $7.9 million gain in the three-month period ended June 30, 2013 resulted from the Company taking control of Six Tower Bridge which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge that we did not previously own.
Net Gain (Loss) on Real Estate Venture Transactions
The loss during the second quarter of 2014 primarily relates to the closing costs associated with the contribution of Four Points Centre to an unconsolidated real estate venture.

For the second quarter of 2013 the $3.7 million gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge real estate venture for the remaining ownership interest in the Six Tower Bridge real estate venture that we did not already own.
Loss on Early Extinguishment of Debt
During the second quarter of 2013, we repurchased (i) $0.5 million of our 6.000% Guaranteed Notes due 2016, (ii) $5.1 million of our 7.500% Guaranteed Notes due 2015 and (iii) $6.2 million of our 5.400% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $1.1 million. We had no such repurchases in the second quarter of 2014.
Discontinued Operations
During the second quarter of 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey. See Note 3 in our unaudited consolidated financial statements for further information.
During 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania one property located in Exton, Pennsylvania, one property located in King of Prussia, Pennsylvania, and one property in West Chester, Pennsylvania. During the second quarter of 2013 these properties had total revenues of $0.9 million, property operating expenses of $0.3 million, $0.1 million of real estate taxes and $0.3 million of depreciation and amortization expense. We recognized a net loss on sale related to these transactions of $2.3 million.
Net Income
Net income decreased by $5.0 million during the second quarter of 2014 compared to the second quarter of 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Comparison of the Six-Month Periods Ended June 30, 2014 and June 30, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 196 properties containing an aggregate of approximately 21.8 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through June 30, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to June 30, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six-months ended June 30, 2014 to the six-months ended June 30, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$210,076	$202,016	$8,060	$18,930	$92	$4,242	$4,209	$(835)	$9,630	$232,413	$215,947	$16,466
Straight-line rents	5,372	9,813	(4,441)	1,718	1,326	14	90	79	(77)	7,183	11,152	(3,969)
Above/below market rent amortization	2,847	2,869	(22)	285	—	509	490	56	214	3,697	3,573	124
Total rents	218,295	214,698	3,597	20,933	1,418	4,765	4,789	(700)	9,767	243,293	230,672	12,621
Tenant reimbursements	34,382	31,049	3,333	8,103	112	867	787	610	7,953	43,962	39,901	4,061
Termination fees	5,168	906	4,262	384	—	—	—	—	—	5,552	906	4,646
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	8,337	6,389	8,337	6,389	1,948
Other	879	1,547	(668)	101	—	107	135	383	648	1,470	2,330	(860)
Total revenue	258,724	248,200	10,524	29,521	1,530	5,739	5,711	8,630	24,757	302,614	280,198	22,416
Property operating expenses	80,189	74,912	5,277	10,219	214	2,695	2,347	(3,166)	1,309	89,937	78,782	11,155
Real estate taxes	22,229	23,555	(1,326)	2,915	202	510	824	644	3,891	26,298	28,472	(2,174)
Third party management expenses	—	—	—	—	—	—	—	3,446	2,788	3,446	2,788	658
Net Operating Income	156,306	149,733	6,573	16,387	1,114	2,534	2,540	7,706	16,769	182,933	170,156	12,777
General & administrative expenses	—	—	—	2	183	77	3	14,107	13,704	14,186	13,887	299
Depreciation and amortization	89,641	85,367	4,274	11,267	262	3,554	3,149	695	9,939	105,157	98,717	6,440
Operating Income (loss)	$66,665	$64,366	$2,299	$5,118	$669	$(1,097)	$(612)	$(7,096)	$(6,874)	$63,590	$57,552	$6,038
Number of properties	196	196		5		4		—		205
Square feet	21,770	21,770		2,185		1,408		—		25,363
Occupancy % (d)	89.5%	87.5%		87.0%		N/A				89.3%
Other Income (Expense):
Interest income										770	180	590
Interest expense										(63,356)	(61,351)	(2,005)
Amortization of deferred financing costs										(2,386)	(2,344)	(42)
Interest expense — financing obligation										(588)	(429)	(159)
Equity in income of real estate ventures										(247)	3,043	(3,290)
Gain on sale of undepreciated real estate										1,184	—	1,184
Gain from remeasurement of investment in a real estate venture										458	7,847	(7,389)
Net gain (loss) on real estate venture transactions										(417)	3,683	(4,100)
Loss on early extinguishment of debt										—	(1,116)	1,116
Income (loss) from continuing operations										(992)	7,065	$(8,057)
Income from discontinued operations										921	4,034	(3,113)
Net income										$(71)	$11,099	$(11,170)
Income per common share										$(0.02)	$0.05	$(0.07)

EXPLANATORY NOTES

(a)	Results include: Five properties completed/acquired and placed in service.

(b)	Results include: Two development, one redevelopment and one re-entitlement property

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $16.5 million from the six-month period ended June 30, 2013 to the six-month period ended June 30, 2014, primarily attributable to:

•	an increase of $8.1 million in the Same Store Property Portfolio due to a 1.4% increase in occupancy for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013;

•	an increase of $15.8 million related to the increase in our equity ownership interest in One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $1.7 million related to a development and redevelopment property being placed into service;

•	an increase of $1.3 million related to the acquisition of Six Tower Bridge during the second quarter of 2013; and

•	a decrease of $11.0 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.
Straight-line rents decreased by $4.0 million on a consolidated basis due to a combination of free rent converting to cash rent subsequent to the six-month period ended June 30, 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. The decreases were offset by a net increase of $0.4 million related to recently acquired properties, which primarily consists of a $1.3 million increase related to the increase in our equity ownership interest in One and Two Commerce Square in the fourth quarter of 2013, a $0.2 million increase relating to development property placed into service during the second quarter of 2014 and a $1.1 million decrease relating to the expiration of a single tenant's free rent period at 660 Germantown Pike subsequent to June 30, 2013.
Tenant reimbursements increased by $4.1 million which trended along with the increase in operating expenses over the same period. Expense recoveries increased to 37.8% during the six-month period ended June 30, 2014 compared to 37.2% in the six-month period ended June 30, 2013, mainly due to the recovery of snow removal costs incurred during the first quarter of 2014.
Termination fees at our Total Portfolio increased by $4.6 million due to timing and volume of tenant move-outs during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013.
Third party management fees, labor reimbursement and leasing increased $1.9 million during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 which is primarily attributable to an increase of $1.4 million in management fees and labor reimbursements from DRA Austin real estate venture which was formed subsequent to June 30, 2013. Development fee income increased $0.5 million related to increased development activity at the evo at Cira Centre South real estate venture.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased by $11.2 million from the six-month period ended June 30, 2013 to the six-month period ended June 30, 2014, primarily attributable to: (i) an increase of $10.0 million due to additional operating expenses from properties that we acquired and placed into service subsequent to the second quarter of 2013, (ii) an increase of $1.4 million in snow removal costs, (iii) an increase of $2.1 million in utilities, (iv) an increase of $0.3 in bad debt expense and (v) a net increase of $1.8 in repairs and maintenance expenditures due to the timing of our tenants' needs. These and other increases were offset by $4.4 million decrease from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013.

Real Estate Taxes
Real estate taxes decreased by $2.2 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, attributable to a decrease of $3.6 million from the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture and a net decrease of $1.3 million in the Same Store Property Portfolio, due to property assessments that occurred subsequent to June 30, 2013. These decreases were offset by $2.7 million in increases due to properties we acquired subsequent to the second quarter of 2013.
Depreciation and Amortization

Depreciation and amortization expense increased by $6.4 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013, of which $11.0 million is attributable to properties acquired subsequent to June 30, 2013. Increases in depreciation expense to the same store portfolio totaled $4.3 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. Depreciation expense for development/redevelopment properties increased $0.4 million and reflects additional assets placed into service. These increases were offset by reductions in depreciation expense of $6.2 million related to the contribution of seven office properties in Austin, Texas to an unconsolidated real estate venture during the fourth quarter of 2013 and the acceleration of $3.6 million primarily attributable to depreciation expense for Plaza 1000 at Main Street and 6 East Clementon. During the second quarter of 2013, we re-entitled these properties for residential and mixed-use development, and accordingly, we shortened the useful lives for each of these buildings to the expected demolition date. Other net increases to depreciation total $0.5 million, none of which related significantly to a particular property.
Interest Income

Interest income increased by $0.6 million due to higher average balances in interest bearing cash equivalents for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013.
Interest Expense

The increase in interest expense of $2.0 million for the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 is primarily due to an increase of $4.5 million related to the fourth quarter 2013 increase in ownership interest and consolidation of One Commerce Square mortgage debt having a principal balance at June 30, 2014 of $124.2 million and an effective rate of 3.681% and Two Commerce Square mortgage debt carrying a principal balance of $112.0 million at June 30, 2014 and an effective rate of 4.513%.

The increase of $4.5 million in interest expense described above was offset by the following decreases in interest expense during the first quarter of 2014 compared to the first quarter of 2013:

•	a decrease of $1.4 million related to an increase in capitalized interest;

•	a decrease of $0.3 million due to the fact that we did not have any borrowings on our Credit Facility during the six-month period ended June 30, 2014 ;

•	a decrease of $0.5 million due to repurchases of $13.6 million of our 5.400% Guaranteed Notes due 2014; and

•	a decrease of $0.3 million due to repurchases of $3.8 million of our 7.500% Guaranteed Notes due 2015.
Equity in Income of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $3.3 million during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 is attributable to the following;

•
a decrease of $1.1 million in preferred return income as a result of increasing our common ownership interest and consolidating the One and Two Commerce real estate ventures subsequent to June 30, 2013;

•
a decrease of $0.4 million as a result of recognizing income during 2013 related to the exchange of our ownership interest in Two Tower Bridge to acquire the remaining ownership interest in Six Tower Bridge during the second quarter of 2013;

•	a decrease of $0.9 million related to sales proceeds received in excess of our investment in the BDN Beacon real estate venture;

•
a decrease of $0.3 million from our Broadmoor Austin real estate venture, as the lead tenant that occupied 100% of the office park moved out of 142,000 square feet of office space due to a lease expansion subsequent to June 30, 2013;

•	a decrease of $0.3 million as a result of recognizing professional fees incurred related to our investment in the Seven Tower Bridge real estate venture; and

•	a remaining decrease of $0.3 million due to net losses incurred at our remaining real estate ventures.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture decreased $7.4 million. The $0.5 million gain recognized during the six-month period ended June 30, 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships. The $7.9 million gain in the six-month period ended June 30, 2013 resulted from the Company taking control of Six Tower Bridge which required the remeasurement at fair value of our existing equity interest in Six Tower Bridge that we did not previously own.
Gain on Sale of Undepreciated Real Estate
The gain on sale of undepreciated real estate of $1.2 million during the six-month period ended June 30, 2014 resulted from the sale of two undeveloped land parcels. There were no such sales during the six-month period ended June 30, 2013.
Net Gain (Loss) on Real Estate Venture Transactions
The $0.4 million loss during the six-month period ended June 30, 2014 relates primarily to the contribution of Four Points Centre to an unconsolidated joint venture. The $3.7 million gain during the six-month period ended June 30, 2013 is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture that we did not already own during six-month period ended June 30, 2013.
Loss on Early Extinguishment of Debt
During the six-month period ended June 30, 2013, we repurchased (i) $0.5 million of our 6.000% Guaranteed Notes due 2016, (ii) $5.1 million of our 7.500% Guaranteed Notes due 2015 and (iii) $6.2 million of our 5.400% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $1.1 million. We had no such repurchases in the six-month period ended June 30, 2014.
Discontinued Operations
During the six-month period ended June 30, 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey. See Footnote 3 "Real Estate Investments" for further information.
During 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania, one property located in Exton, Pennsylvania, one property located in King of Prussia, Pennsylvania, and one property in West Chester, Pennsylvania. During the six-month period ended June 30, 2014, these properties had total revenues of $5.1 million, property operating expenses of $1.7 million, $0.6 million of real estate taxes and $1.8 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.0 million.
Net Income (Loss)
Net income (loss) decreased by $11.2 million during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

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
As of June 30, 2014, the Parent Company owned a 98.9% interest in the Operating Partnership. The remaining interest of approximately 1.1% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2014 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes.
The liquidity of the Parent Company is dependent on the Operating Partnership’s ability to make distributions to the Parent Company. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available to meet its working capital needs including its ability to make distribution payments to the Parent Company. The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2014, amounted to $663.0 million and $1,929.7 million, respectively.
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
The Parent Company maintains a shelf registration statement that has registered the offer and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. The Parent Company also maintains a continuous offering program under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at-the-market offerings.
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
As of June 30, 2014 and December 31, 2013, we maintained cash and cash equivalents of $234.8 million and $263.2 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30, 2014 and 2013 (in thousands):

Activity	2014	2013
Operating	$90,241	$96,233
Investing	(61,388)	69,165
Financing	(57,224)	49,001
Net cash flows	$(28,371)	$214,399
Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.
The net decrease of $6.0 million in cash from operating activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.
The net decrease of $130.6 million in cash from investing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to the following:

•
a decrease of $105.8 million of net proceeds from the sale of twelve properties during the six months ended June 30, 2013 compared to the contribution of one property to an unconsolidated joint venture and the sale of two land parcels during the six months ended June 30, 2014 (see Note 3 to the consolidated financial statements for details);

•
a decrease of $17.0 million from the sale of our interest in an unconsolidated real estate venture during the six months ended June 30, 2013, with no comparable transactions during the six months ended June 30, 2014;

•
an increase in capital expenditures for tenant and building improvements and leasing commissions by $30.1 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily attributed to the development of FMC at Cira Centre South and Encino Trace; and

•
a decrease from the reimbursement of $2.0 million in pre-formation development costs of an unconsolidated real estate venture during the six months ended June 30, 2013, with no comparable transactions during the six months ended June 30, 2014.

The decrease in cash from investing activities was partially offset by the following transactions:

•
a decrease of $8.4 million in funds used for acquisitions, primarily driven by the purchase of a 1.8 acre land parcel underlying Three Logan Square during the six months ended June 30, 2013 compared to the purchase of a development project in Austin, Texas known as Encino Trace (see Note 3 to the consolidated financial statements for details) during the six months ended June 30, 2014;

•
a decrease of $9.5 million of investments in unconsolidated Real Estate Ventures is primarily due to the increase in our common ownership interest in One Commerce Square and Two Commerce Square, which we contributed $6.6 million of capital to the unconsolidated real estate venture during the six months ended June 30, 2013. We contributed our required capital balance for the development of evo at Cira Centre South, which totaled $4.6 million during the six months ended June 30, 2013, offset by net increases of $1.7 million during the six months ended June 30, 2014;

•	an increase of $1.2 million in escrow cash due to timing of payments;

•
an increase of $1.9 million in cash distributions from a Real Estate Venture during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily reflecting increased distributions of operating cash flow from the DRA Austin real estate venture during the fourth quarter of 2013;

•	an increase of $2.6 million in payments on the mortgage note receivable during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and;

•	an increase in advances made for purchase of tenant assets, net of repayments of $0.7 million during the six months ended June 30, 2014, when compared to the six months ended June 30, 2013.
The net decrease of $106.2 million in cash used in financing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily attributable to the following:

•
the receipt of $181.5 million in proceeds from the 12,650,000 common share issuance by the Parent Company during the six months ended June 30, 2013 with no comparable share issuance during the six months ended June 30, 2014;

•
an increase of $1.1 million in repayments of mortgage notes payable during six months ended June 30, 2014 compared to the six months ended June 30, 2013 which is primarily attributable to the mortgage notes assumed upon acquiring the remaining common ownership interest in One and Two Commerce Square;

•	a decrease of $1.1 million in proceeds from the exercise of stock options during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and;

•
an increase in distributions paid to shareholders and on non-controlling interests to $51.3 million during the six months ended June 30, 2014 from $47.3 million during the six months ended June 30, 2013.

The net decrease in cash used in financing activities described above was offset by the following:

•
a decrease of $69.0 million in net borrowings under the unsecured Credit Facility during the six months ended June 30, 2013 compared to no draws on our line of credit for the six months ended June 30, 2014; and

•	a decrease in repayments of unsecured notes of $12.9 million during the six months ended June 30, 2013 compared to no such repayments during the six months ended June 30, 2014.

Capitalization
Indebtedness

The table below summarizes indebtedness under our mortgage notes payable, our unsecured notes and our Credit Facility at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Balance:
Fixed rate	$2,492,659	$2,499,465
Variable rate — unhedged	100,000	100,000
Total	$2,592,659	$2,599,465
Percent of Total Debt:
Fixed rate	96.1%	96.2%
Variable rate — unhedged	3.9%	3.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.2%	5.2%
Variable rate — unhedged	1.9%	1.9%
Total	5.0%	5.0%
Weighted-average maturity in years:
Fixed rate	5.1	5.6
Variable rate — unhedged	1.6	2.1
Total	5.0	5.5
The variable rate debt shown above generally bears interest based on various spreads over a LIBOR term selected by us.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2014 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Average Interest Rate of Maturing Debt
2014	$7,021	$218,549	$225,570	5.55%
2015	13,669	395,986	409,655	5.31%
2016	9,924	457,779	467,703	4.82%
2017	9,906	320,417	330,323	5.63%
2018	11,954	325,000	336,954	5.19%
2019	13,156	200,000	213,156	3.81%
2020	13,915	—	13,915	6.64%
2021	14,719	—	14,719	6.64%
2022	15,571	—	15,571	6.64%
2023	14,666	351,236	365,902	4.27%
Thereafter	120,581	78,610	199,191	5.45%
Totals	$245,082	$2,347,577	$2,592,659	5.03%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2014.

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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders amounting to at least 90% of its REIT taxable income. On May 29, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $23.6 million, which it paid on July 21, 2014 to its shareholders of record as of July 7, 2014. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2014 to holders of Series E Preferred Shares totaled $1.7 million.
On May 15, 2014, the Company amended its Amended and Restated Declaration of Trust authorizing an increase in the Company’s total number of shares of beneficial interest from 220,000,000 to 420,000,000 shares, with the number of authorized common shares of beneficial interest increased from 200,000,000 to 400,000,000 and the number of authorized preferred shares of beneficial interest remaining unchanged at 20,000,000.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the six months ended June 30, 2014, we did not sell any shares under the Offering Program.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of June 30, 2014, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended June 30, 2014. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2014:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$662,955	$14,267	$337,884	$23,447	$287,357
Unsecured term loans	450,000	150,000	100,000	200,000	—
Unsecured debt (a)	1,479,703	376,174	449,919	325,000	328,610
Ground leases (b)	64,724	1,380	2,760	2,760	57,824
Development contracts (c)	98,465	92,347	6,118	—	—
Interest expense (d)	510,310	116,462	155,504	80,642	157,702
Other liabilities (e)	23,757	3,495	—	—	20,262
	$3,289,914	$754,125	$1,052,185	$631,849	$851,755

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. See Note 16 - Commitments and Contingencies to consolidated financial statements for further information on ground leases not included in the above table.

(c)	Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2014 interest rates.

(e)
Other liabilities consists of (i) our obligation to fund the remaining balance of $3.5 million, as of June 30, 2014, of our commitment to fund post-closing capital expenditures totaling $5.2 million on behalf of our Austin Venture, (ii) our deferred compensation liability, (iii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas and (iv) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania.

The above contractual commitment table does not include amounts related to the development of the FMC Tower at Cira Centre South, a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million, of which $15.4 million has been funded through June 30, 2014, and intend to fund remaining development costs through a combination of existing cash balances, availability under our line of credit, capital raised through one or more joint venture formations, proceeds from additional asset sales or equity and debt financing including third party equity sources, the composition of which has not yet been determined. The costs to complete the project will be funded over the construction period, which is scheduled to commence in the second quarter of 2014 and be completed during the second quarter of 2016.
In addition, on July 31, 2013 we formed 4040 Wilson LLC Venture, a real estate venture between us and Ashton Park Associates LLC ("Ashton Park"), an unaffiliated third party. The real estate venture expects to construct a 426,900 square foot office representing the final phase of the eight building, mixed use, Liberty Center Complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. The estimated project costs are $194.6 million, which we expect will be financed through $72.0 million of partner capital contributions, consisting of land with a value of $36.0 million from Ashton Park and $36.0 million of cash from us, of which $16.4 million has been funded to date. We expect to fund our remaining $19.6 million of capital contributions to finance the construction of a below-grade parking garage by the end of the first quarter of 2015.
As of June 30, 2014, we were obligated to pay for tenant improvements not yet completed for a maximum of $102.2 million, which is not included in the above table. We expect that most of the obligations will be paid within one year.
See Note 4 - Investment in Unconsolidated Real Estate Ventures to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.
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
The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three and six-month periods ended June 30, 2014 and 2013:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$390	$5,370	$(3,695)	$7,456
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	83	85	186	193
Loss on real estate venture transactions	282	(3,683)	417	(3,683)
Net gain on disposition of discontinued operations	(903)	2,259	(903)	(3,045)
Gain from remeasurement of investment in a real estate venture	(458)	(7,847)	(458)	(7,847)
Depreciation and amortization:
Real property — continuing operations	40,964	40,267	81,641	80,300
Leasing costs including acquired intangibles — continuing operations	11,578	8,943	23,437	18,350
Real property — discontinued operations	—	337	—	1,844
Leasing costs including acquired intangibles — discontinued operations	—	1	—	2
Company’s share of unconsolidated real estate ventures	5,586	3,234	10,794	7,383
Partner’s share of consolidated real estate ventures	(52)	—	(101)	—
Funds from operations	$57,470	$48,966	$111,318	$100,953
Funds from operations allocable to unvested restricted shareholders	(201)	(176)	(436)	(435)
Funds from operations available to common unitholders (FFO)	$57,269	$48,790	$110,882	$100,518
Weighted-average shares/units outstanding — fully diluted	160,330,365	158,475,513	160,130,850	152,481,101

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2014, our consolidated debt consisted of $663.0 million of mortgage loans and $1,401.1 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $450.0 million of unsecured term loans all of which are swapped to fixed, except for $100.00 million of unsecured term loans which bear interest at a variable rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $29.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $32.5 million.
As of June 30, 2014, based on prevailing interest rates and credit spreads, the fair value of our $1,397.0 million of unsecured notes was $1,478.8 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.0 million at June 30, 2014.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $528.6 million at June 30, 2014. The total fair value of our debt was approximately $504.0 million at June 30, 2014. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $19.4 million at June 30, 2014. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $21.7 million.
At June 30, 2014, our outstanding variable rate debt based on LIBOR totaled approximately $528.6 million, of which $100.0 million remained variable, with the remaining $428.6 million being swapped to fixed. At June 30, 2014, the interest rate on our variable rate debt was approximately 1.9%. If market interest rates on our variable rate debt were to change by 100 basis points, total interest expense would have changed by approximately $0.3 million for the quarter ended June 30, 2014.
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

(c)
There were no common share repurchases under our repurchase program during the fiscal quarter ended June 30, 2014. As of June 30, 2014, 539,200 common shares remained available for repurchase under our share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

3.1	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (incorporated by reference to Exhibit 3.1 to Brandywine Realty Trust's current Report on Form 8-K filed on May 21, 2014)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	July 25, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	July 25, 2014	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2014	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2014	By:	/s/ Gabriel J. Mainardi
Gabriel J. Mainardi, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

3.1	Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (incorporated by reference to Exhibit 3.1 to Brandywine Realty Trust's current Report on Form 8-K filed on May 21, 2014)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.