Form 10-K
period 2014-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2015-02-19
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
As of June 30, 2014, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,416,656,732 based upon the last reported sale price of $15.60 per share on the New York Stock Exchange on June 30, 2014. An aggregate of 179,699,423 Common Shares of Beneficial Interest were outstanding as of February 17, 2015.
As of June 30, 2014 the aggregate market value of the 1,763,739 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $27,514,328 based upon the last reported sale price of $15.60 per share on the New York Stock Exchange on June 30, 2014 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference
Portions of the proxy statement for the 2015 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2014, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules	74

SIGNATURES	83

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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the Securities and Exchange Commission (the "SEC") (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	the continuing impact of modest global economic growth, which is having and may have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;

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

•	impairment charges;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;

•	actual or threatened terrorist attacks;

•	the impact on workplace and tenant space demands driven by technology, employee culture and commuting patterns;

•	demand for tenant services beyond those traditionally provided by landlords;

•	liability and clean-up costs under environmental or other laws;

•	failure or bankruptcy of real estate venture partners;

•	inability of real estate venture partners to fund venture obligations or perform under our real estate venture development agreements;

•	failure to manage effectively our growth into new product types within our real estate venture arrangements;

•	failure of dispositions to close in a timely manner;

•	earthquakes and other natural disasters;

•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;

•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a REIT and the adverse consequences of our failure to qualify as a REIT; and

•	the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results.
Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I

Item 1.	Business
Introduction
We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. As of December 31, 2014, we owned 200 properties that contain an aggregate of approximately 25.1 million net rentable square feet and consist of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), two properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”). In addition, as of December 31, 2014, we owned economic interests in 17 unconsolidated real estate ventures that own properties that contain approximately 6.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2014, we also owned 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of December 31, 2014, the total potential development that these land parcels could support under current zoning, entitlements or combination thereof, amounted to 6.0 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, and Carlsbad, California. In addition to managing properties that we own, as of December 31, 2014, we were managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references in this Form 10-K to square feet represent net rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2014 revenue.
Organization
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2014, the Parent Company owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties. Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; McLean, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Austin, Texas; and Carlsbad, California. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.
2014 Transactions
Real Estate Acquisitions
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 rentable square feet. The purchase price included an in-place lease for 75% of the first building. We capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow of $1.0 million. We funded the acquisition with available corporate funds. See “Developments” below for further discussion of construction progress.

Real Estate Dispositions
On October 24, 2014, we sold the Valleybrooke Office Park, comprised of five properties consisting of 279,934 rentable square feet, located in Malvern, Pennsylvania for a sales price of $37.9 million. During the third quarter of 2014, we recognized a $1.8 million impairment loss on these properties. On October 24, 2014, we recorded a gain of $0.2 million upon settlement.
On September 30, 2014, we sold an office building, commonly known as “Campus Pointe,” containing 172,943 rentable square feet at 1880 Campus Commons Drive in Reston, Virginia for a sales price of $42.5 million, resulting in a gain on sale of $4.7 million after closing and other transaction related costs.
On April 16, 2014, we sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On April 3, 2014, we contributed two three-story, Class A office buildings, commonly known as “Four Points Centre,” containing an aggregate of approximately 192,396 net rentable square feet in Austin, Texas to an existing real estate venture (the "Austin Venture") that we formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). We contributed the property to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution: (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) DRA contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to us and credited us with a $5.9 million capital contribution to the Austin Venture.
On March 27, 2014, we sold a 16.8 acre undeveloped parcel of land located in Austin, Texas for a sales price of $3.5 million, resulting in $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
Held for Sale
On January 8, 2015, we sold two office properties, commonly known as "Atrium I," which includes 99,668 square feet of rentable space located in Mt Laurel, New Jersey and "Libertyview," which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey. As of December 31, 2014, we classified Atrium I and Libertyview as held for sale in accordance with applicable accounting standards for long lived assets.
The operating results of the property dispositions listed above remain classified within continuing operations for all periods presented.
Austin Venture - River Place
On October 17, 2014, the Austin Venture acquired River Place, comprised of seven Class A office buildings containing 591,000 rentable square feet located in Austin, Texas for $128.1 million. The transaction was funded through a combination of an $88.0 million short-term loan, secured by a mortgage, that we made to the Austin Venture and cash capital contributions of $18.9 million made by each of DRA and us to the Austin Venture. The loan agreement for our short-term loan had provided for financing from us through March 2015 at the following tiered interest rates; (i) 4.0% through December 31, 2014, (ii) 5.0% from January 1, 2015 through January 31, 2015, (iii) 7.0% from February 1, 2015 through February 28, 2015 and (iv) 9.0% from March 1, 2015 through March 31, 2015. On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and a portion of the proceeds of this loan was applied to repay in full our short-term loan.
Austin Venture - The Crossings
On July 31, 2014, the Austin Venture acquired the Crossings at Lakeline, comprised of two three-story buildings containing an aggregate of 232,274 rentable square feet located in the Far Northwest submarket of Austin, Texas for $48.2 million. The transaction was funded with $34.5 million of proceeds of a 3.87% fixed rate mortgage loan from a non-affiliated institutional lender and $12.8 million (net of $0.9 million in purchase adjustments) of cash capital contributions, with $6.4 million from each of DRA and us.
Austin Venture - Four Points Centre
See discussion of Four Points Centre in the Dispositions section of Note 3, "Real Estate Investments."

We continually assess our portfolio in light of our strategic and economic considerations to determine whether to sell properties in the portfolio. Sales of properties, and determinations to hold properties for sale, may result in an impairment or other loss, and such loss could be material to our statement of operations.
Developments
As of December 31, 2014, we owned 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land.
We are a party to a development agreement and related ground leases with the University of Pennsylvania covering two adjacent parcels of land. As described below under "evo at Cira Centre South Venture Development" (otherwise referred to as "evo at Cira"), on January 25, 2013, we contributed our development and ground lease rights in one of the land parcels to evo at Cira, a real estate venture, which has substantially completed construction of, and placed into service, a student housing tower on the parcel.
FMC Tower at Cira Centre South
As to the other land parcel, on October 31, 2013, we determined to proceed with development of the FMC Tower at Cira Centre South (the "FMC Tower") (formerly the Cira Walnut Tower), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million, of which $47.6 million had been funded through December 31, 2014. We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured line of credit, capital raised through one or more joint venture formations, proceeds from asset sales or equity and debt financing. The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to conclude during the second quarter of 2016.
As of December 31, 2014, we had pre-leased an aggregate of 60% of the office square feet of the FMC Tower.  The anchor tenant for approximately 280,000 square feet of office space under a 16-year lease is FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally.  In addition, we have pre-leased 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.
Our ground leases with the University of Pennsylvania have a term through July 2097, with a variable rent that would provide the University of Pennsylvania with a percentage of the cash flow or proceeds of specified capital events subject to receipt of a priority return on eligible investments.
Encino Trace
See "Real Estate Acquisitions" above for our acquisition of Encino Trace on February 19, 2014. We commenced development of one of the buildings, which will contain 160,000 square feet, on the Encino Trace land during the first quarter 2014. As of December 31, 2014, the building was 75% pre-leased to an anchor tenant. During the second quarter 2014, we commenced construction of the second building that will contain 160,000 square feet. We anticipate completion of both buildings by the third quarter of 2015. Our total anticipated project costs for both buildings are approximately $87.4 million, of which $38.8 million had been funded as of December 31, 2014. We anticipate funding the remaining development costs from available corporate funds. We intend to contribute the properties to a real estate venture upon stabilization of the development.
Cira Green Roof
During 2014, we began developing the Cira Green Roof, a one acre elevated urban park situated on the top of Cira South parking garage located directly between the FMC Tower and Cira Centre South. We anticipate this project will be completed during the second quarter of 2015. Our total anticipated project costs are approximately $12.5 million with $10.8 million funded as of December 31, 2014.
660 West Germantown Pike
During June 2014, we placed into service a redevelopment office property known as 660 West Germantown Pike. This property contains 161,521 net rentable square feet and is located in Plymouth Meeting, Pennsylvania. We acquired this property in 2012 for $9.1 million. Our total redevelopment costs were $29.4 million (including the initial acquisition cost). This property was 100.0% leased as of December 31, 2014.

200 Radnor Chester Road
Also in June 2014, we placed into service a development retail and restaurant complex containing 17,884 rentable square feet located at 200 Radnor Chester Road, in Radnor, Pennsylvania. We commenced construction during April 2013. Total development costs were $7.5 million (including the land acquisition cost). This property was 100.0% leased at December 31, 2014.
1919 Market Street Venture
On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We thereafter contributed the acquired land into a then newly-formed general partnership, referred to below as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest. On October 15, 2014, we acquired the interest of the unaffiliated third party at fair value, which approximates carrying value. No remeasurement gain or loss on our previous investment was recorded at that time.
On October 21, 2014, we admitted an unaffiliated third party, LCOR/CalSTRS ("LCOR") into 1919 Ventures, for $8.2 million representing a 50% interest and, reflecting an agreed upon $16.4 million valuation of the land and improvements incurred by us on behalf of 1919 Ventures.
On October 27, 2014, 1919 Ventures announced a planned 29-story, 455,000 square foot contemporary glass tower development. The tower has been designed as a mixed-use development consisting of residential, retail and parking components. The residential component of the project will be comprised of 321 luxury apartments. The commercial space will consist of 24,000 square feet and is currently 90% pre-leased. The parking component will consist of a 215-car structured parking facility. Total project costs are estimated at $148.1 million. A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million is expected to be funded with equity contributions from each of us and LCOR. As of December 31, 2014, there was no outstanding balance on the construction loan and equity contributions totaled $13.4 million from each of us and LCOR.
4040 Wilson Venture Development
On July 31, 2013, we formed 4040 Wilson LLC Venture ("4040 Wilson"), as a joint venture between us and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. We and Ashton Park own a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,900 square foot office building representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. 4040 Wilson expects to develop the office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $194.6 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company, of which $26.8 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through a construction lender that has not yet been determined. 4040 Wilson has begun construction of the garage structure at an estimated cost of $26.9 million. We expect groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for a portion of the project costs. Additional equity contributions (exclusive of the $61.3 million funded at December 31, 2014) are expected to total $9.2 million and will be funded by us over the remaining construction period.
The Parc at Plymouth Meeting Venture Development
Our 50%-owned unconsolidated real estate venture with Toll Brothers, Inc., a residential home builder, owns a 20-acre parcel of land located in Plymouth Meeting, Pennsylvania, which we contributed to the venture upon its formation in 2012 at a negotiated valuation of $15.5 million. This venture, known as “TB-BDN Plymouth Apartments, L.P.,” commenced construction of a 398-unit multi-family complex in 2013 and we expect this development to be completed in the fourth quarter of 2015. We expect the project will cost approximately $77.0 million, of which $50.5 million had been funded as of December 31, 2014 through capital contributions to the venture consisting of $15.5 million funded by us through our land contribution and $15.5 million funded by Toll Brothers in cash and net of a $3.0 million excess capital distribution made to each partner in December 2013. We expect to fund a substantial portion of the remaining costs through a $56.0 million secured construction loan, of which $29.5 million was funded as of December 31, 2014. The TB-BDN Plymouth Venture obtained this construction loan in December 2013. In addition to providing the lender a guaranty of 50% of costs overruns on the construction, we have provided the lender a payment guaranty on the loan covering $3.2 million.

evo at Cira Centre South Venture Development
During the third quarter of 2014, a real estate venture (referred to below as evo at Cira) that we formed with two unaffiliated parties (Campus Crest Properties, LLC "Campus Crest" and HSRE-Campus Crest IXA, LLC "HSRE"), placed into service a 33-story, 850-bed student housing tower, known as evo at Cira Centre South, located in the University City submarket of Philadelphia, Pennsylvania. We and Campus Crest each own a 30% interest in evo at Cira and HSRE owns a 40% interest. evo at Cira developed the project on a one-acre parcel of land held under a long-term ground lease with the University of Pennsylvania, as ground lessor. We contributed to evo at Cira our tenancy rights under the long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which are being financed through partner capital contributions totaling $60.7 million, and through $97.8 million of secured debt construction financing provided by unaffiliated institutional lenders. We and Campus Crest have each provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the share of the payment guaranty for each of us and Campus Crest being approximately $24.7 million). As of December 31, 2014, we had funded 100.0% of our anticipated equity contributions.
Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:

•	concentrate on urban town centers and central business districts in selected regions, and be the best of class owner and developer in those markets;

•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as leases are renewed;

•	attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service programs responsive to the varying needs of our diverse tenant base;

•	form joint venture opportunities with high-quality partners having attractive real estate holdings or significant financial resources;

•
utilize our reputation as a full-service real estate development and management organization to identify acquisition and development opportunities that will expand our business and create long-term value;

•	increase the economic diversification of our tenant base while maximizing economies of scale; and

•	selectively reduce our portfolio over time, in non-core suburban properties that are not located in our core regions.
We also consider the following to be important objectives:

•	to acquire and develop high-quality office properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;

•
to monetize or deploy our land inventory for development of high-quality office properties, or rezone from office/industrial to residential, retail and hotel to align with market and demand shifts as appropriate; and

•	to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations that other organizations may not have the resources to pursue.
We expect to concentrate our real estate activities in markets where we believe that:

•	current and projected market rents and absorption statistics justify construction activity;

•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;

•
barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on office and industrial space; and

•	there is potential for economic growth, particularly job growth and industry diversification.

Operating Strategy
We currently expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. We also intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet our long term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio.
Our broader strategy remains focused on continuing to enhance liquidity and strengthen our balance sheet through capital retention, debt reduction, targeted sales activity and management of our existing and prospective liabilities.
In the long term, we believe that we are well positioned in our current markets and have the expertise to take advantage of both development and acquisition opportunities, as warranted by market and economic conditions, in new markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, should allow us to achieve disciplined growth. These abilities are integral to our strategy of having a diverse portfolio of assets, which will meet the needs of our tenants.
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
Investments in Real Estate or Interests in Real Estate
We may develop, purchase or lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our office development activities will meet current market demand and will generally be on a build-to-suit basis for particular tenants where a significant portion of the building is pre-leased before construction begins. We continue to participate with other entities in property ownership through existing joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.
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

Dispositions
Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or our Board of Trustees that a disposition would be in our best interests. We intend to use selective dispositions to reduce our ownership in non-core markets, fund our capital and refinancing needs.
Financing Policies
A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital then available to us. These sources may include selling additional common or preferred equity and debt securities through public offerings or private placements, utilizing availability under our credit facilities or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.
Guarantees
As of December 31, 2014, we have provided guarantees on behalf of certain of the real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for a project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures we have provided and expect to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the venture, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
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
Management Activities
We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2014, the Management Companies were managing properties containing an aggregate of approximately 33.9 million net rentable square feet, of which approximately 25.0 million net rentable square feet related to properties owned by us and approximately 8.9 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.
Geographic Segments
During the year ended December 31, 2014, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern

Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. On April 3, 2014, we contributed Four Points Centre to the Austin Venture. After contributing this property, we do not wholly own any operating properties in Austin, Texas. The California segment includes properties in Oakland, Concord, and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 18, “Segment Information,” to our consolidated financial statements for information on selected assets and results of operations of our reportable segments for the three years ended December 31, 2014, 2013 and 2012.
Competition
The real estate business is highly competitive. Our Properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services and amenities provided, and the design and condition of the improvements. We also face competition when attempting to acquire or develop real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. Additionally, our ability to compete depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, our ability to obtain necessary construction approvals, taxes, governmental regulations, legislation and population trends.
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
Employees
As of December 31, 2014, we had 424 full-time employees, including 21 union employees.
Government Regulations Relating to the Environment
Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.
Existing conditions at some of our Properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on our Properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented. See Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements for our evaluation in accordance with the accounting standard governing asset retirement obligations.
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
Corporate Governance Principles and Board Committee Charters
Our Corporate Governance Principles and the charters of the Executive Committee, Audit Committee, Compensation Committee and Corporate Governance Committee of the Board of Trustees of Brandywine Realty Trust and additional information regarding our corporate governance are available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Corporate Governance Principles and charters of our Board Committees can be obtained, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 555 East Lancaster Avenue, Suite 100, Radnor, PA 19087.
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

Item 1A.    Risk Factors
Our business, financial condition, results from operations and ability to make distributions on our equity and to pay debt service on our indebtedness may be affected by the risk factors set forth below. All investors (including shareholders in the Parent Company and units in the Operating Partnership) should consider the following risk factors before deciding to purchase our securities. This section contains forward-looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 7.
Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.
Our business is affected by global, national and local economic conditions. Our portfolio consists primarily of office buildings (as compared to real estate companies with portfolios of multiple asset classes). Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our security holders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties and our performance generally:

•	adverse changes in international, national or local economic and demographic conditions;

•
increased vacancies or our inability to rent space on favorable terms, including market pressures to offer tenants rent abatements, increased tenant improvement packages, early termination rights, below market rental rates or below-market renewal options;

•
significant job losses in the financial and professional services industries may occur, which may decrease demand for office space, causing market rental rates and property values to be negatively impacted;

•
changes in interest rates, reduced availability of financing and reduced liquidity in the capital markets, which may adversely affect our ability or the ability of buyers and tenants of properties to obtain financing on favorable terms, or at all;

•
reduced values of our properties would limit our ability to dispose of assets at attractive prices, limit our access to debt financing secured by our properties and reduce availability of unsecured loans;

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

•
one or more lenders under our line of credit could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•	declines in the financial condition of our tenants which would impact our ability to collect rents from our tenants.

•	competition from other commercial office, industrial, retail, and mixed-use properties and commercial buildings, and increased supply of such buildings;

•	increased operating costs, including insurance expense, utilities, real estate taxes, janitorial costs, state and local taxes, labor shortages and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses; and

•
significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property.

Our performance is dependent upon the economic conditions of the markets in which our properties are located.
Our results of operations will be significantly influenced by the economies and other conditions of the office market in which we operate, particularly in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Texas, and California. Like other real estate markets, these commercial real estate markets have been impacted by the ongoing economic recovery from the recent recession, and any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office space, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

We face risks associated with the development of mixed-use commercial properties.
We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have limited experience in developing and managing non-office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a joint venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
The current economic conditions have caused some of our tenants to experience financial difficulties. If more of our tenants were to continue to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk."
An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
Rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under the applicable accounting guidance. In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to recycle capital and change our portfolio promptly in response to changes in economic or other conditions.

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
Our credit facilities, term loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility and term loans will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only at unattractive terms. In addition, the mortgages on our properties, including mortgages encumbering our Real Estate Ventures, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
A downgrading of our debt could subject us to higher borrowing costs.
In the event that our unsecured debt is downgraded by Moody’s Investor Services and Standard & Poor’s from the current ratings, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline.
We may experience increased operating costs, which might reduce our profitability.
Our properties are subject to increases in operating expenses such as for cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, our tenant leases allow us to pass through all or a portion of these costs to them. We cannot assure you, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.
Our investment in property development or redevelopment may be more costly or difficult to complete than we anticipate.
We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;

•	having sufficient capital to pay development costs;

•	dependence on the financial and professional services sector as part of our tenant base;

•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;

•	expenditure of funds and devotion of management’s time to projects that we do not complete;

•	the unavailability or scarcity of utilities;

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
See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Development Risk."
We face risks associated with property acquisitions.
We have recently acquired properties, and may in the future continue to acquire properties and portfolios of properties, including large portfolios that would increase our size and potentially alter our capital structure. The success of such transactions is subject to a number of factors, including the risks that:

•	we may not be able to obtain financing for such acquisitions on favorable terms;

•
if we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•
the acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•
we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and manage new properties in a way that allows us to realize cost savings and synergies.

Acquired properties may subject us to known and unknown liabilities.
Properties that we acquire may be subject to known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:

•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;

•	claims by tenants, vendors, municipalities or other persons arising on account of actions or omissions of the former owners of the properties; and

•	liabilities incurred in the ordinary course of business.
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
If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than the current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early termination of certain leases could affect our ability to make distributions to shareholders. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Rollover Risk."
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
We develop, acquire, and contribute properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2014, we held ownership interests in 17 unconsolidated Real Estate Ventures for an aggregate investment balance of $223.8 million, of which $225.0 million is included in net assets and $1.2 million is included in other liabilities and represents the negative investment balance of one real estate venture. We could become engaged in a dispute with one or more of our joint venture partners that might affect our ability to operate a jointly-owned property. Moreover, our joint venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our joint venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our joint venture partners or the lenders to our joint ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests.
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
Our ability to make distributions is subject to various risks.
Historically, we have paid quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

•	the operational and financial performance of our properties;

•	capital expenditures with respect to existing, developed and newly acquired properties;

•	general and administrative costs associated with our operation as a publicly-held REIT;

•	the amount of, and the interest rates on, our debt;

•	capital needs of our Real Estate Ventures; and,

•	the absence of significant expenditures relating to environmental and other regulatory matters.
Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.
Changes in the tax rates and regulatory requirements may adversely affect our cash flow.
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
Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we know of or are responsible for the presence of these substances. These costs may be substantial. While we do maintain environmental insurance, we cannot be assured that our insurance coverage will be sufficient to protect us from all of the aforesaid remediation costs. Also, if hazardous or toxic substances are present on a property, or if we fail to properly remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.
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
Some of our properties are located in California which is a high risk geographical area for earthquakes or other natural disasters. Depending upon its magnitude, an earthquake could severely damage our properties which would adversely affect our business. We maintain earthquake insurance for our California properties and the resulting business interruption. We cannot assure, however, that our insurance will be sufficient if there is a major earthquake.
Data security breaches may cause damage to our business and reputation.
In the ordinary course of our business we maintain sensitive data, including our proprietary business information and the information of our tenants and business partners, in our data centers and on our networks. Notwithstanding the security measures undertaken, our information technology may be vulnerable to attacks or breaches resulting in proprietary information being publicly disclosed, lost or stolen. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.
Data and security breaches could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our client tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our client tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; and/or

•	damage our reputation among our client tenants and investors generally.
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
We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
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
Failure of the Operating Partnership (or a subsidiary partnership or joint venture) to be treated as a partnership would have serious adverse consequences to our shareholders.
If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or joint ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or joint venture would be taxable as a corporation. In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, subsidiary partnership or joint venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.
To maintain our REIT status, we may be forced to borrow funds on a short term basis during unfavorable market conditions.
As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income. That may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates. Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.
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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate have undergone tax audits. There can be no assurance that future audits will not have a material adverse effect on our results of operations.
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
Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. Shares construed as “control shares” means that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our Bylaws are subject to the Maryland Control Share Acquisition Act. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be repealed, amended or eliminated by us at any time in the future.
Maryland Unsolicited Takeover Act. Subtitle 8 of Title 3 of the Maryland General Corporation Law permits our Board of Trustees, without shareholder approval, and regardless of what is currently in our charter or bylaws, to implement (i) a classified board; (ii) a two-thirds vote requirement for removing a trustee; (iii) a requirement that the number of trustees be fixed only by vote of the trustees; (iv) a requirement that a vacancy on the board be filled only by the remaining trustees and for the remainder of the full term of the class of trustees in which the vacancy occurred; and (v) a majority requirement for the calling by shareholders of a special meeting of shareholders.  This statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if the acquisition would be in our shareholders’ best interests.
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
If we fail to maintain an effective system of integrated internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us to not meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Property Acquisitions
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 rentable square feet. The purchase price included an in-place lease for 75% of the first building.
As of December 31, 2014, each of the two office buildings at Encino Trace was in development, and we had funded through such date $38.8 million, inclusive of the $14.0 million acquisition cost. Additional project costs (exclusive of the $38.8 million funded at December 31, 2014) are expected to aggregate $48.6 million and will be funded over the remaining construction period using available corporate funds. We anticipate completion of both buildings by the third quarter of 2015. We intend to contribute the properties to a real estate venture upon stabilization of the development.

Development and Redevelopment Properties Placed in Service
We placed in service the following development and redevelopment properties during the year ended December 31, 2014:

Month Placed In Service	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Budgeted Costs (in thousands)	Costs Incurred (in thousands)
Jun-14	Development	200 Radnor Chester Road	Radnor, PA	1	17,884	$7,400	$7,453
Jun-14	Redevelopment	660 West Germantown Pike	Plymouth Meeting, PA	1	161,521	29,000	29,418
		Total		2	179,405	$36,400	$36,871
As of December 31, 2014, the following development properties remain under construction in progress and we were proceeding on the following activity:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Estimated Costs (in thousands)	Costs Incurred (in thousands)
Q1 2014	Q2 2015 (Phase I) Q3 2015 (Phase II)	Development	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$87,400	$38,800
Q2 2014	Q2 2016	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	870,000	385,000	47,600
Q2 2014	Q2 2015	Development	2930 Chestnut St. (Cira Green Roof)	Philadelphia, PA	N/A	one acre	12,500	10,800
			Total		3	1,190,000	$484,900	$97,200
As discussed above in Item 1 under the heading “2014 Transactions,” as of December 31, 2014, we were proceeding through four of our unconsolidated real estate ventures development projects at evo at Cira Centre South, the Parc at Plymouth Meeting, 1919 Market Street and 4040 Wilson.
Property Sales
We sold the following office properties during the year ended December 31, 2014:

Month of Sale	Property/Portfolio Name	Location	# of Properties	Rentable Square Feet	Property/Portfolio Occupancy % at Date of Sale	Net Proceeds on Sale (in thousands)	Net gain (loss) on Sale (in thousands) (a)
Oct-14	100, 101, 200, 300 and 301 Lindenwood Drive (the Valleybrooke Properties) (b)	Malvern, PA	5	279,934	100.0%	$37,156	$203
Sept-14	1880 Campus Commons Drive (Campus Pointe)	Reston, VA	1	172,943	97.1%	41,476	4,698
Apr-14	11305 Four Points Drive (Four Points Centre) (c)	Austin, TX	2	192,396	99.2%	34,392	(255)
	Total Office Properties Sold		8	645,273		$113,024	$4,646

(a)	Includes closing and other transaction related costs.

(b)
The total gain on property sales of $0.2 million in the table above does not include the $1.8 million loss on account of the provision for impairment on assets held for sale recorded during the twelve months ended December 31, 2014.

(c)	Four Points Centre was contributed to the Austin Venture. The contribution, valued at $41.5 million, was exchanged for a 50% interest in the property.

We sold the following land parcels during the year ended December 31, 2014 (a):

Month of Sale	Property/Portfolio Name	Location	# of Parcels	Acres	Property/Portfolio Occupancy % at Date of Sale	Net Proceeds on Sale (in thousands)	Net gain on Sale (in thousands) (b)
Apr-14	Westpoint II Land	Dallas, TX	1	5.3	N/A	$1,505	$12
Mar-14	Rob Roy Land	Austin, TX	1	16.8	N/A	3,350	1,172
	Total Land Sold		2	22.1		$4,855	$1,184

(a)
The above table does not include the contribution of the 1919 Market Land totaling one acre to 1919 Ventures on October 21, 2014. Net cash of $8.2 million was distributed to us upon contribution. See Item I - "Developments" for further information regarding this contribution.

(b)	Includes closing and other transaction related costs.

Held for Sale
On January 8, 2015, we sold two office properties, commonly known as "Atrium I," which includes 99,668 square feet of rentable space located in Mt Laurel, New Jersey and "Libertyview," which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey. As of December 31, 2014, we categorized Atrium I and Libertyview as held for sale pursuant to the related requirements provided for the classification as held for sale in accordance with applicable accounting standards for long lived assets.

Properties
As of December 31, 2014,we owned 200 properties that contain an aggregate of approximately 25.1 million net rentable square feet and consist of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), two properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; and Oakland, Concord, and Carlsbad, California. As of December 31, 2014, the properties were approximately 91.4% occupied by 1,381 tenants and had an average age of approximately 22.5 years. The office properties are a combination of urban, transit oriented and suburban office buildings containing an average of approximately 132,874 net rentable square feet. The industrial and mixed-use properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.
The following table sets forth information with respect to our core properties at December 31, 2014:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2014 (a)	Total Base Rent for the Twelve Months Ended December 31, 2014 (b) (000's)	Average Annualized Rental Rate as of December 31, 2014 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,380	98.4%	$10,153	$34.57
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	6,960	31.86
555 Lancaster Avenue		Radnor	PA	1973	241,687	100.0%	6,693	32.49
401 Plymouth Road		Plymouth Meeting	PA	2001	204,186	92.3%	5,673	31.72
One Radnor Corporate Center		Radnor	PA	1998	201,874	100.0%	5,419	28.04
101 West Elm Street		W. Conshohocken	PA	1999	173,827	93.2%	4,125	27.14
Five Radnor Corporate Center		Radnor	PA	1998	164,505	100.0%	4,916	31.15
Four Radnor Corporate Center		Radnor	PA	1995	164,464	100.0%	3,992	28.76
660 West Germantown Pike		Plymouth Meeting	PA	2014	161,521	100.0%	4,018	24.52
751-761 Fifth Avenue		King Of Prussia	PA	1967	158,000	100.0%	593	4.23
630 Allendale Road		King of Prussia	PA	2000	150,000	74.3%	1,974	25.76
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	98.7%	2,075	16.03
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	84.0%	1,843	22.53
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	2,972	26.37
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	100.0%	3,285	30.15
Three Radnor Corporate Center		Radnor	PA	1998	119,087	98.5%	3,198	29.13
181 Washington Street		Conshohocken	PA	1999	116,174	94.5%	2,957	25.89
300 Berwyn Park		Berwyn	PA	1989	107,702	100.0%	2,275	23.76
Two Radnor Corporate Center		Radnor	PA	1998	97,576	100.0%	2,656	31.36
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,672	22.12
555 Croton Road		King of Prussia	PA	1999	96,909	78.8%	1,450	22.03
500 North Gulph Road		King Of Prussia	PA	1979	93,082	51.4%	854	21.75
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	83.6%	1,643	25.66
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	94.2%	1,735	26.39
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	88.5%	2,158	28.80
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	84.9%	1,747	27.40
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	88.6%	1,536	12.57
1200 Swedesford Road		Berwyn	PA	1994	86,622	100.0%	1,824	30.03
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	100.0%	1,704	25.18
595 East Swedesford Road		Wayne	PA	1998	81,890	100.0%	1,672	23.28
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,143	28.54
One Progress Drive		Horsham	PA	1986	79,204	80.0%	761	19.29
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	100.0%	1,682	22.28
741 First Avenue		King Of Prussia	PA	1966	77,184	100.0%	376	6.37
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	100.0%	1,719	22.23
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,467	24.55
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,846	21.78
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	56.0%	923	20.65

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2014 (a)	Total Base Rent for the Twelve Months Ended December 31, 2014 (b) (000's)	Average Annualized Rental Rate as of December 31, 2014 (c)
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	34.75
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	28.24
170 Radnor Chester Road		Radnor	PA	1983	68,143	58.4%	1,873	36.28
500 Enterprise Road		Horsham	PA	1990	66,751	100.0%	823	20.13
575 East Swedesford Road		Wayne	PA	1985	66,265	67.5%	900	29.21
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	94.4%	1,100	21.31
925 Harvest Drive		Blue Bell	PA	1990	62,957	96.8%	969	21.51
980 Harvest Drive		Blue Bell	PA	1988	62,379	100.0%	1,135	20.82
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	23.43
1180 Swedesford Road		Berwyn	PA	1987	60,371	72.6%	914	22.59
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	970	23.50
100 Berwyn Park		Berwyn	PA	1986	57,730	96.1%	1,066	21.97
640 Allendale Road	(f)	King of Prussia	PA	2000	56,034	100.0%	314	8.27
565 East Swedesford Road		Wayne	PA	1984	55,456	98.6%	1,040	23.16
650 Park Avenue		King Of Prussia	PA	1968	54,338	100.0%	888	18.42
910 Harvest Drive		Blue Bell	PA	1990	52,611	100.0%	1,040	22.30
2240/50 Butler Pike		Plymouth Meeting	PA	1984	52,229	100.0%	960	23.06
920 Harvest Drive		Blue Bell	PA	1990	51,875	100.0%	986	22.21
660 Allendale Road	(f)	King of Prussia	PA	2011	50,635	100.0%	677	17.41
620 Allendale Road		King Of Prussia	PA	1961	50,000	100.0%	542	10.81
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,223	27.42
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,137	27.11
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,159	22.60
585 East Swedesford Road		Wayne	PA	1998	43,683	71.6%	262	—
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,212	28.41
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	234	6.00
18 Campus Boulevard		Newtown Square	PA	1990	37,374	83.7%	324	10.60
2260 Butler Pike		Plymouth Meeting	PA	1984	31,892	100.0%	540	8.19
120 West Germantown Pike		Plymouth Meeting	PA	1984	30,574	100.0%	562	21.55
140 West Germantown Pike		Plymouth Meeting	PA	1984	25,357	100.0%	527	19.21
200 Radnor Chester Road		Radnor	PA	2014	17,884	100.0%	668	47.39

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					6,371,054	94.3%	$134,912	$24.95

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
1717 Arch Street		Philadelphia	PA	1990	1,029,413	99.6%	$26,132	$26.48
Two Commerce Square		Philadelphia	PA	1992	953,276	91.2%	16,969	27.87
One Commerce Square		Philadelphia	PA	1987	942,866	95.9%	14,377	27.21
2970 Market Street		Philadelphia	PA	2010	862,692	100.0%	19,543	31.51
2929 Arch Street	(d)	Philadelphia	PA	2005	730,187	100.0%	26,020	37.03
100 North 18th Street	(e)	Philadelphia	PA	1988	708,844	91.6%	16,606	30.06
130 North 18th Street		Philadelphia	PA	1989	595,041	97.5%	12,678	28.31
101 - 103 Juniper Street	(i), (g)	Philadelphia	PA	2011	N/A	—%	—	—
2930 Chestnut Street	(d), (g)	Philadelphia	PA	2010	553,421	100.0%	207	11.78
3020 Market Street		Philadelphia	PA	2008	190,925	100.0%	3,235	18.33
Philadelphia Marine Center	(d), (g)	Philadelphia	PA	Various	181,900	100.0%	626	4.82

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					6,748,565	97.0%	$136,393	$27.04

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2014 (a)	Total Base Rent for the Twelve Months Ended December 31, 2014 (b) (000's)	Average Annualized Rental Rate as of December 31, 2014 (c)
METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	98.9%	$10,893	$31.46
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	7,994	34.37
2291 Wood Oak Drive		Herndon	VA	1999	230,389	100.0%	7,837	34.59
1900 Gallows Road		Vienna	VA	1989	210,632	78.7%	5,033	29.81
3141 Fairview Park Drive	(h)	Falls Church	VA	1988	183,618	98.5%	4,900	28.69
2411 Dulles Corner Park		Herndon	VA	1990	179,045	47.6%	1,966	15.26
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	71.2%	4,040	33.32
2121 Cooperative Way		Herndon	VA	2000	162,578	94.0%	4,061	15.63
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	100.0%	4,651	32.75
8260 Greensboro Drive		McLean	VA	1980	158,961	90.5%	3,491	27.93
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	4,498	28.06
12015 Lee Jackson Memorial Highway		Fairfax	VA	1985	153,255	85.6%	3,598	29.10
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	86.8%	2,987	23.63
8521 Leesburg Pike		Vienna	VA	1984	150,897	89.7%	3,517	26.46
2273 Research Boulevard		Rockville	MD	1999	147,689	100.0%	3,729	30.96
2275 Research Boulevard		Rockville	MD	1990	147,650	78.8%	2,801	25.16
2201 Cooperative Way		Herndon	VA	1990	128,173	82.3%	2,728	28.00
2277 Research Boulevard		Rockville	MD	1986	138,095	85.2%	314	—
11781 Lee Jackson Memorial Highway		Fairfax	VA	1982	130,935	64.9%	2,266	24.50
11720 Beltsville Drive		Beltsville	MD	1987	128,903	52.0%	1,781	24.22
13825 Sunrise Valley Drive		Herndon	VA	1989	103,967	96.0%	2,294	23.65
198 Van Buren Street		Herndon	VA	1996	98,934	100.0%	2,514	27.23
196 Van Buren Street		Herndon	VA	1991	98,291	93.9%	2,400	27.16
11700 Beltsville Drive		Beltsville	MD	1981	96,843	82.8%	1,999	25.06
11710 Beltsville Drive		Beltsville	MD	1987	81,281	33.7%	665	19.86
4401 Fair Lakes Court		Fairfax	VA	1988	55,972	87.7%	1,368	29.64
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	132	24.18

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					4,005,901	86.3%	$94,457	$27.47

NEW JERSEY/DELAWARE SEGMENT
300 Delaware Avenue		Wilmington	DE	1989	298,071	79.8%	$2,793	$15.13
920 North King Street		Wilmington	DE	1989	203,328	96.7%	4,146	28.25
10000 Midlantic Drive		Mt. Laurel	NJ	1990	186,908	94.9%	1,958	20.81
400 Commerce Drive		Newark	DE	1997	154,086	84.1%	1,952	18.98
457 Haddonfield Road		Cherry Hill	NJ	1990	121,737	94.5%	1,787	21.68
2000 Midlantic Drive		Mt. Laurel	NJ	1989	121,658	95.1%	1,106	18.80
700 East Gate Drive		Mt. Laurel	NJ	1984	119,272	90.0%	1,772	20.72
1000 Howard Boulevard		Mt. Laurel	NJ	1988	105,312	100.0%	1,452	21.07
One Righter Parkway	(d)	Wilmington	DE	1989	104,761	100.0%	2,433	12.03
1000 Atrium Way		Mt. Laurel	NJ	1989	99,668	97.6%	1,240	21.82
Two Righter Parkway	(d)	Wilmington	DE	1987	95,514	100.0%	1,904	23.38
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,183	100.0%	838	14.75
15000 Midlantic Drive		Mt. Laurel	NJ	1991	84,056	94.1%	1,060	23.12
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	86.3%	745	21.51
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	92.4%	1,075	26.24
200 Commerce Drive		Newark	DE	1998	68,034	100.0%	1,327	21.73
9000 Midlantic Drive		Mt. Laurel	NJ	1989	67,299	94.5%	978	24.64
100 Commerce Drive		Newark	DE	1989	62,787	89.0%	889	17.98
701 East Gate Drive		Mt. Laurel	NJ	1986	61,794	95.8%	725	21.64

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2014 (a)	Total Base Rent for the Twelve Months Ended December 31, 2014 (b) (000's)	Average Annualized Rental Rate as of December 31, 2014 (c)
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	96.6%	554	15.20
308 Harper Drive		Moorestown	NJ	1976	59,500	72.2%	548	23.39
305 Fellowship Drive		Mt. Laurel	NJ	1980	56,824	95.6%	474	17.67
309 Fellowship Drive		Mt. Laurel	NJ	1982	55,911	92.8%	684	22.32
307 Fellowship Drive		Mt. Laurel	NJ	1981	54,485	75.8%	400	20.91
303 Fellowship Drive		Mt. Laurel	NJ	1979	53,768	72.1%	433	21.53
1000 Bishops Gate		Mt. Laurel	NJ	2005	53,281	86.1%	745	22.76
2 Foster Avenue	(f)	Gibbsboro	NJ	1974	50,761	100.0%	203	3.43
4000 Midlantic Drive		Mt. Laurel	NJ	1998	46,945	—%	360	—
Five Eves Drive		Marlton	NJ	1986	45,564	60.9%	347	18.96
161 Gaither Drive		Mount Laurel	NJ	1987	44,739	93.2%	478	22.08
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	718	23.84
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	80.9%	427	19.68
Two Eves Drive		Marlton	NJ	1987	37,532	96.7%	360	17.17
Main Street - Promenade		Voorhees	NJ	1988	31,445	97.1%	278	14.04
Four B Eves Drive		Marlton	NJ	1987	27,011	83.3%	360	18.67
815 East Gate Drive		Mt. Laurel	NJ	1986	25,500	66.7%	292	18.57
817 East Gate Drive		Mt. Laurel	NJ	1986	25,351	100.0%	233	8.84
Four A Eves Drive		Marlton	NJ	1987	24,687	77.2%	168	13.66
1 Foster Avenue	(f)	Gibbsboro	NJ	1972	24,255	100.0%	102	3.51
4 Foster Avenue	(f)	Gibbsboro	NJ	1974	23,372	100.0%	161	7.35
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	202	15.96
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	93.2%	211	13.70
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	32	6.18
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	160	51.90
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	—	—
Two Christina Centre	(g)	Wilmington	DE	N/A	—	—%	—	—

SUBTOTAL - NEW JERSEY/DELAWARE SEGMENT					3,139,721	89.8%	$39,110	$19.61

RICHMOND, VA SEGMENT
300 Arboretum Place		Richmond	VA	1988	212,228	97.9%	$2,072	$9.41
6800 Paragon Place		Richmond	VA	1986	145,647	92.9%	2,043	17.68
6802 Paragon Place		Richmond	VA	1989	143,788	100.0%	2,308	16.72
7501 Boulders View Drive		Richmond	VA	1990	136,654	99.5%	2,126	17.19
2511 Brittons Hill Road	(f)	Richmond	VA	1987	132,548	100.0%	649	6.76
2100-2116 West Laburnam Avenue		Richmond	VA	1976	128,337	97.0%	1,794	15.73
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	1,646	20.69
1025 Boulders Parkway		Richmond	VA	1994	93,143	81.7%	1,178	16.00
2201-2245 Tomlynn Street	(f)	Richmond	VA	1989	85,861	95.0%	499	8.26
7401 Beaufont Springs Drive		Richmond	VA	1998	82,732	82.5%	1,018	17.20
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	65.5%	637	19.45
100 Gateway Centre Parkway		Richmond	VA	2001	74,991	77.3%	620	14.68
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,580	23.94
9011 Arboretum Parkway		Richmond	VA	1991	73,183	71.2%	795	15.67
4870 Sadler Road		Glen Allen	VA	2000	63,832	100.0%	929	13.78
4880 Sadler Road		Glen Allen	VA	1998	63,427	100.0%	1,280	20.99
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,867	85.0%	640	12.51
9100 Arboretum Parkway		Richmond	VA	1988	58,446	95.9%	854	15.92
2812 Emerywood Parkway		Henrico	VA	1980	56,984	90.6%	740	16.58
4364 South Alston Avenue		Durham	NC	1985	56,601	95.6%	642	11.25
2277 Dabney Road	(f)	Richmond	VA	1986	50,400	100.0%	313	8.45
9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	682	12.95
9210 Arboretum Parkway		Richmond	VA	1988	48,012	74.5%	489	14.27
2212-2224 Tomlynn Street	(f)	Richmond	VA	1985	45,353	100.0%	348	9.64

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2014 (a)	Total Base Rent for the Twelve Months Ended December 31, 2014 (b) (000's)	Average Annualized Rental Rate as of December 31, 2014 (c)
2221-2245 Dabney Road	(f)	Richmond	VA	1994	45,250	100.0%	304	9.08
2251 Dabney Road	(f)	Richmond	VA	1983	42,000	80.2%	221	7.09
2161-2179 Tomlynn Street	(f)	Richmond	VA	1985	41,550	100.0%	249	8.22
2256 Dabney Road	(f)	Richmond	VA	1982	33,413	100.0%	217	8.95
2246 Dabney Road	(f)	Richmond	VA	1987	33,271	100.0%	277	10.35
2244 Dabney Road	(f)	Richmond	VA	1993	33,050	100.0%	274	10.16
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	342	14.09
2248 Dabney Road	(f)	Richmond	VA	1989	30,184	100.0%	233	9.74
2130-2146 Tomlynn Street	(f)	Richmond	VA	1988	29,700	100.0%	204	9.27
2120 Tomlyn Street	(f)	Richmond	VA	1986	23,850	100.0%	174	10.16
2240 Dabney Road	(f)	Richmond	VA	1984	15,389	100.0%	127	15.00

SUBTOTAL - RICHMOND, VA SEGMENT					2,491,387	93.6%	$28,504	$13.95

CALIFORNIA SEGMENT
155 Grand Avenue		Oakland	CA	1990	204,336	86.4%	$5,460	$32.69
2 Kaiser Land	(g)	Oakland	CA	N/A	—	—%	—	—
Oakland Lot B	(g)	Oakland	CA	N/A	—	—%	—	—
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	4,204	25.94
1200 Concord Avenue		Concord	CA	1984	175,103	100.0%	4,425	27.02
5900 & 5950 La Place Court		Carlsbad	CA	1988	80,506	84.9%	1,295	20.97
5963 La Place Court		Carlsbad	CA	1987	61,587	93.6%	929	19.7
2035 Corte Del Nogal		Carlsbad	CA	1991	53,982	80.0%	703	14.58

SUBTOTAL - CALIFORNIA SEGMENT					750,667	92.7%	$17,016	$26.28

TOTAL CORE PORTFOLIO					23,507,295	93.0%	$450,392	$24.14

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2014 at the property by the aggregate net rentable square feet of the property.

(b)
“Total Base Rent” for the twelve months ended December 31, 2014 represents base rents earned during such period, excluding tenant reimbursements, parking income, tenant inducements and deferred market rent adjustments, calculated in accordance with accounting principles generally accepted in the U.S., determined on a straight-line basis.

(c)
“Average Annualized Rental Rate” is calculated by taking the sum of the annualized current base rent as of December 31, 2014 plus the annualized current billable operating expense reimbursements excluding tenant electricity divided by the total square feet occupied as of December 31, 2014.

(d)	These properties are subject to a ground lease with a third party.

(e)
We hold our interest in Two Logan Square (100 North 18th Street - Philadelphia, Pennsylvania) through our ownership of second and third mortgages that are secured by this property and that are junior to a first mortgage held by a third party lender. Our ownership of these two mortgages currently provides us with all of the cash flows from Two Logan Square after the payment of operating expenses and debt service on the first mortgage.

(f)	These properties are industrial facilities.

(g)	These properties are mixed-use.

(h)
We contributed this property to an unconsolidated real estate venture. However, we continue to consolidate this property due to our continuing involvement resulting from our ongoing lease of space, and our 50% ownership interest in the real estate venture.

(i)	This is a 220-space parking garage facility.

The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2014 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2014 (b)	76	42,741	$646,606	$15.13	0.1%	0.1%
2015	231	1,539,558	30,820,885	20.02	5.2%	5.3%
2016	232	1,797,134	42,573,200	23.69	7.2%	12.5%
2017	269	2,737,812	70,351,481	25.70	11.9%	24.4%
2018	202	2,388,574	65,682,297	27.50	11.1%	35.5%
2019	196	1,888,616	57,987,401	30.70	9.8%	45.3%
2020	145	2,406,912	64,894,259	26.96	11.0%	56.3%
2021	72	1,145,206	32,151,204	28.07	5.4%	61.7%
2022	63	1,865,196	54,239,404	29.08	9.2%	70.9%
2023	45	649,419	19,250,946	29.64	3.3%	74.2%
2024	38	870,401	32,056,601	36.83	5.4%	79.6%
2025 and thereafter	61	4,155,530	119,865,621	28.84	20.4%	100.0%
	1,630	21,487,099	$590,519,905	$27.48	100.0%

(a)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)
Relates to existing month-to-month tenancy leases and to expired leases, which converted to month-to-month tenancies until a written notice to vacate is provided by us or until a new lease agreement is agreed upon with the tenant.

At December 31, 2014, our Properties were leased to 1,381 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants having the largest amounts of space leased based upon Annualized Base Rent as of December 31, 2014:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Aggregate Leased Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
General Services Administration — U.S. Govt.	14	157	1,545,318	7.2%	$34,470	7.0%
Pepper Hamilton LLP	2	127	339,923	1.6%	11,524	2.3%
Wells Fargo Bank, N.A.	10	31	423,028	2.0%	11,304	2.3%
Northrop Grumman Corporation	4	34	323,125	1.5%	10,537	2.1%
Comcast Corporation	3	54	368,853	1.7%	8,078	1.6%
Dechert LLP	1	58	218,565	1.0%	7,722	1.6%
Lincoln National Management Co.	1	67	215,240	1.0%	7,472	1.5%
KPMG LLP	2	114	175,423	0.8%	6,529	1.3%
Blank Rome LLP	1	85	236,903	1.1%	6,084	1.2%
Macquarie US	1	67	223,355	1.0%	6,005	1.2%
Deltek Systems, Inc.	1	92	157,900	0.7%	5,647	1.1%
PricewaterhouseCoopers LLP	1	127	237,221	1.1%	5,564	1.1%
Drinker Biddle & Reath LLP	1	178	157,989	0.7%	5,295	1.1%
Executive Health Resources, Inc.	4	24	197,618	0.9%	5,180	1.1%
Janney Montgomery Scott, LLC	3	153	160,544	0.7%	4,539	0.9%
Reliance Standard Life Insurance Company	2	82	143,518	0.7%	4,212	0.9%
CSL Behring LLC	3	163	191,654	0.9%	4,201	0.9%
VWR Management Services LLC	1	120	149,858	0.7%	4,088	0.8%
Verizon	4	29	148,081	0.7%	3,883	0.8%
Baker & Hostetler	1	84	109,323	0.5%	3,807	0.8%
Consolidated Total/Weighted Average	60	103	5,723,439	26.5%	$156,141	31.6%

(a)	The identified tenant includes affiliates in certain circumstances.

(b)
Annualized Base Rent represents the monthly base rent, excluding tenant reimbursements, for each lease in effect at December 31, 2014 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures
As of December 31, 2014, we held ownership interests in 17 unconsolidated Real Estate Ventures for an aggregate investment balance of $223.8 million, of which $225.0 million is included in net assets and $1.2 million is included in other liabilities and represents the negative investment balance of one real estate venture. We formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of December 31, 2014, 11 of the real estate ventures owned 65 office buildings that contain an aggregate of approximately 6.7 million net rentable square feet; one real estate ventures owned 3 acres of undeveloped parcels of land; four real estate ventures owned 22.6 acres of land under active development; one Real Estate Venture owned a residential tower that contains 345 apartment units and one real estate venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
We account for our investments in these Real Estate Ventures using the equity method. For further information regarding Real Estate Ventures, see Note 4, "Investment in Unconsolidated Ventures," of our consolidated financial statements.

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
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 17, 2015, there were 634 holders of record of our common shares and 31 holders of record (in addition to Brandywine Realty Trust) of Class A units of the Operating Partnership. On February 17, 2015, the last reported sales price of the common shares on the NYSE was $16.25. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Paid During Quarter
First Quarter 2013	$14.85	$12.18	$0.15
Second Quarter 2013	$15.94	$12.61	$0.15
Third Quarter 2013	$14.56	$12.45	$0.15
Fourth Quarter 2013	$14.35	$12.67	$0.15
First Quarter 2014	$14.97	$13.77	$0.15
Second Quarter 2014	$15.77	$13.83	$0.15
Third Quarter 2014	$16.29	$14.07	$0.15
Fourth Quarter 2014	$16.08	$13.97	$0.15
For each quarter in 2014 and 2013, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
On December 9, 2014, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2015. On December 10, 2013, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 21, 2014. Our Board of Trustees has adopted a dividend policy designed such that our distributions are consistent with our normalized taxable income for 2015.

The following table provides information as of December 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,684,795	$15.55	4,304,006
Equity compensation plans not approved by security holders	—	—	—
Total	2,684,795	$15.55	4,304,006

(1)
Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to adoption of the 1997 Plan. Under the 1997 Plan, as amended, the number of common shares remaining available for awards under the 1997 Plan was 4,304,006 as of December 31, 2014. There were no common share repurchases under our repurchase program during the fiscal quarter ended December 31, 2014. The number of common shares remaining available for repurchase under our share repurchase program as of December 31, 2014 was 539,200.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2009 and ending December 31, 2014 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2009.

	Year Ended
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Brandywine Realty Trust	100.00	107.62	93.05	125.94	152.23	179.99
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
NAREIT Equity Office Index	100.00	118.41	117.51	134.14	114.62	178.24

Item 6.         Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2010, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Years Ended December 31,	2014	2013	2012	2011	2010
Operating Results
Total revenue	$596,982	$562,210	$535,679	$538,568	$516,280
Income (loss) from continuing operations	6,024	38,982	(37,309)	(24,556)	(43,000)
Net income (loss)	6,942	43,189	6,529	(4,715)	(17,606)
Income (loss) allocated to Common Shares	(274)	35,514	(8,238)	(12,996)	(25,578)
Income (loss) from continuing operations per Common Share
Basic	$(0.01)	$0.20	$(0.36)	$(0.24)	$(0.38)
Diluted	$(0.01)	$0.20	$(0.36)	$(0.24)	$(0.38)
Earnings (loss) per Common Share
Basic	$—	$0.23	$(0.06)	$(0.10)	$(0.19)
Diluted	$—	$0.23	$(0.06)	$(0.10)	$(0.19)
Cash distributions paid per Common Share	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,827,826	$3,853,006	$3,922,893	$4,061,461	$4,201,410
Total assets	4,859,173	4,765,095	4,506,709	4,557,718	4,690,378
Total indebtedness	2,451,308	2,595,381	2,465,330	2,393,995	2,430,446
Total liabilities	2,699,847	2,843,660	2,733,193	2,668,022	2,712,604
Noncontrolling interest	18,499	21,215	21,238	33,105	128,272
Brandywine Realty Trust’s equity	2,140,827	1,900,220	1,752,278	1,856,591	1,849,502
Other Data
Cash flows from:
Operating activities	$188,999	$183,484	$159,110	$177,247	$185,127
Investing activities	(270,785)	104,708	(74,864)	(46,163)	(171,936)
Financing activities	76,081	(26,534)	(83,107)	(147,239)	1,807
Property Data
Number of properties owned at year end	200	204	221	232	233
Net rentable square feet owned at year end	25,083	24,765	25,079	25,221	25,633

Brandywine Operating Partnership, L.P.
(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2014	2013	2012	2011	2010
Operating Results
Total revenue	$596,982	$562,210	$535,679	$538,568	$516,280
Loss from continuing operations	6,024	38,982	(37,309)	(24,556)	(43,000)
Net income (loss)	6,942	43,189	6,529	(4,715)	(17,606)
Loss from continuing operations per Common Partnership Unit
Basic	$(0.01)	$0.20	$(0.36)	$(0.23)	$(0.37)
Diluted	$(0.01)	$0.20	$(0.36)	$(0.23)	$(0.37)
Earnings (loss) per Common Partnership Units
Basic	$—	$0.23	$(0.06)	$(0.09)	$(0.19)
Diluted	$—	$0.23	$(0.06)	$(0.09)	$(0.19)
Cash distributions paid per Common Partnership Unit	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,827,826	$3,853,006	$3,922,893	$4,061,461	$4,201,410
Total assets	4,859,173	4,765,095	4,506,709	4,557,718	4,690,378
Total indebtedness	2,451,308	2,595,381	2,465,330	2,393,995	2,430,446
Total liabilities	2,699,847	2,843,660	2,733,193	2,668,022	2,712,604
Redeemable limited partnership units	24,571	26,486	26,777	38,370	132,855
Brandywine Operating Partnership’s equity	2,133,745	1,894,003	1,746,739	1,851,326	1,844,919
Non-controlling interest	1,010	946	—	—	—
Other Data
Cash flows from:
Operating activities	$188,999	$183,484	$159,110	$177,247	$185,127
Investing activities	(270,785)	104,708	(74,864)	(46,163)	(171,936)
Financing activities	76,081	(26,534)	(83,107)	(147,239)	1,807
Property Data
Number of properties owned at year end	200	204	221	232	233
Net rentable square feet owned at year end	25,083	24,765	25,079	25,221	25,663

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements appearing elsewhere herein and is based primarily on our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

OVERVIEW
We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. As of December 31, 2014, we owned 200 properties that contain an aggregate of approximately 25.1 million net rentable square feet and consist of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), two properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”). In addition, as of December 31, 2014, we owned economic interests in 17 unconsolidated real estate ventures which own properties that contain approximately 6.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2014, we also owned 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of December 31, 2014, the total potential development that these land parcels could support under current zoning, entitlements or combination thereof, amounted to 6.0 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord, and Carlsbad, California. In addition to managing properties that we own, as of December 31, 2014, we were managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures. Unless otherwise indicated, all references in this Form 10-K to square feet represent rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2014 revenue.
During the year ended December 31, 2014, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California/Other. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. On April 3, 2014, we contributed Four Points Centre to the Austin Venture. After contributing this property, we do not wholly own any operating properties in Austin, Texas. For additional information, see Item 1., "Business - 2014 Transactions." The California segment includes properties in Oakland, Concord, and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as core to our portfolio, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Factors that May Influence Future Results of Operations
Global Market and Economic Conditions
In the U.S., market and economic conditions have been improving, characterized by more availability to credit and modest growth. While recent economic data reflects modest growth, the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads. Volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. The continuation of these market conditions may limit our ability, as well as the ability of our tenants, to timely refinance maturing liabilities and access capital markets to meet liquidity needs.

Real Estate Asset Valuation
General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Challenging economic conditions in the U.S., declining demand for leased office, industrial, retail, or mixed use properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our properties. If we were required under GAAP to write down the carrying value of any of our properties due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.
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
Equity Method Investment Valuation
Our equity method investments, primarily our investment in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate. We report our equity method investments on the balance sheet at cost. As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. We generally use a combination of comparable market sales and independent broker quotes in valuing our equity method investments. However, such sales and quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate or we are unable to lease our development projects, it could result in a decline in the fair value of our equity method investments that are other-than-temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments and our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.
Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We are currently proceeding on certain development and redevelopment projects, and we take a cautious and selective approach when determining if a certain development or redevelopment project will benefit our portfolio.
In addition, we may be unable to lease committed development or redevelopment properties at underwritten rental rates or within projected timeframes or complete development or redevelopment properties on schedule or within budgeted amounts, which could adversely affect our financial condition, results of operations and cash flow.
Financial and Operating Performance
Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, through 2014 and possibly beyond as the current economic climate may negatively impacts tenants.

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

We continued to seek revenue growth in fiscal year 2014 by increasing occupancy and rental rates. Occupancy in our core portfolio at December 31, 2014 was 91.4%, compared to 89.5% at December 31, 2013.
The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2014:

	Year ended	Year ended
	December 31, 2014	December 31, 2013

Leasing Activity:
Total net rentable square feet owned (1)	23,285,890	23,973,578
Occupancy percentage (end of period)	91.4%	89.5%
Average occupancy percentage	89.2%	88.0%
New leases and expansions commenced (square feet)	2,015,711	1,753,986
Leases renewed (square feet)	1,707,178	1,589,504
Net absorption (square feet) (2)	503,612	289,271
Percentage change in rental rates per square feet (3)
New and expansion rental rates	2.5%	7.1%
Renewal rental rates	11.8%	8.6%
Combined rental rates	8.5%	8.1%
Capital Costs Committed (4)
Leasing commissions (per square feet)	$7.50	$3.38
Tenant Improvements (per square feet)	$17.34	$8.60
Weighted average lease term	8.2	5.9
Total capital per square foot per lease year	$2.74	$2.06

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
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 5.2% of our aggregate final annualized base rents as of December 31, 2014 (representing approximately 7.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2015. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the twelve month period ended December 31, 2014 is 71.4% compared to a retention rate of 68.3% for the twelve month period ended December 31, 2013. Rental rates on leases expiring during 2014 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 9.1% of total receivables (including accrued rent receivable) as of December 31, 2014 compared to $16.2 million or 10.3% of total receivables (including accrued rent receivable) as of December 31, 2013.

If economic conditions persist or deteriorate further, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
FMC Tower at Cira Centre South
On October 31, 2013, we determined to proceed with development of the FMC Tower at Cira Centre South (the "FMC Tower") (formerly the Cira Walnut Tower), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania, a 49-story mixed-use office tower on a site ground leased from the University of Pennsylvania. We currently expect the FMC Tower to be ready for initial occupancy during the second quarter of 2016 and to include approximately 635,000 square feet of office space, 230,000 square feet of residential space consisting of 268 market rate rental apartment units, and 4,000 square feet of retail space, with an additional floor containing a full range of amenities.
We have reduced development risk by pre-leasing an aggregate of 60% of the office square feet of the FMC Tower.  The anchor tenant for approximately 280,000 square feet of office space is FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally.  The lease with FMC Corporation has an initial term of sixteen (16) years from initial occupancy. In addition, we also pre-leased approximately 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.
We anticipate the project cost to total $385.0 million, of which $47.6 million has been funded through December 31, 2014. We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured line of credit, capital raised through one or more joint venture formations, proceeds from asset sales or equity and debt financing. The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to conclude during the second quarter of 2016.
We may joint venture or pre-sell the residential component of the FMC Tower. Pursuant to this objective, we have executed a property management agreement with a residential development and operating company that contemplates either outcome.

Our ground lease with the University of Pennsylvania has a term through July 2097, with a variable rent that would provide the University of Pennsylvania with a percentage of the cash flow or proceeds of specified capital events subject to receipt of a priority return on the Operating Partnership's investment.

Encino Trace
On February 19, 2014, we acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas known as Encino Trace for $14.0 million, inclusive of land value of $9.3 million or $29.00 per buildable square foot. The land is fully entitled with a site plan and building permits in place allowing for the development of two 4-story office buildings containing approximately 320,000 rentable square feet. We commenced development of one of the buildings, which will contain 160,000 square feet, on the Encino Trace land during the first quarter 2014, and as of December 31, 2014, the building was 75% pre-leased to an anchor tenant. During the second quarter 2014, we commenced construction of the second building that will contain 160,000 square feet. We anticipate completion of both buildings by the third quarter of 2015. Our total anticipated project costs for both buildings are approximately $87.4 million, of which $38.8 million had been funded as of December 31, 2014. We anticipate funding the remaining development costs from available corporate funds. We intend to contribute the property to a real estate venture upon stabilization of the development.

1919 Ventures
On October 27, 2014, 1919 Ventures, a 50/50 joint venture between LCOR and us, announced a planned 29-story, 455,000 square foot contemporary glass tower development. The tower has been designed as a mixed-use development consisting of residential, retail and parking components. The residential component of the project will be comprised of 321 luxury apartments. The commercial space will consist of 24,000 square feet and is 90% pre-leased. The parking component will consist of a 215-car structured parking facility. Total project costs are estimated at $148.1 million. A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million is expected to be funded with equity contributions from each of us and LCOR. As of December 31, 2014, there was no outstanding balance on the construction loan and equity contributions totaled $13.4 million from each of us and LCOR.

4040 Wilson Venture
4040 Wilson, a 50/50 joint venture between Ashton Park and us, expects to construct a 426,900 square foot office building representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. 4040 Wilson expects to develop the office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $194.6 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company and land with a value of $36.0 million from Ashton Park, of which $26.8 million has been funded to date) with the remaining balance funded by debt financing through a construction lender that has not yet been determined. 4040 Wilson has begun construction of the garage structure at an estimated cost of $26.9 million. We expect groundbreaking on the building structure to commence upon achievement of certain of pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for a portion of the project costs. Additional equity contributions (exclusive of the $61.3 million funded at December 31, 2014) are expected to total $9.2 million and will be funded by us over the remaining construction period.
Toll Brothers Venture - The Parc at Plymouth Meeting
We are continuing the $77.0 million development of The Parc at Plymouth Meeting, a 398-unit multi-family project in Plymouth Meeting, Pennsylvania, in a 50/50 joint venture with Toll Brothers which we expect to complete by the end of 2015. The partners fully funded $31.0 million of initial project equity with our share fully satisfied by our contribution of the underlying land parcel. The remaining construction costs are being funded from a $56.0 million construction facility whose closing in December 2013 resulted in a $3.0 million return of capital to each partner. As of December 31, 2014, $50.5 million had been spent on the development of which $29.5 million has been funded by draws on the construction loan.
Land Holdings
As of December 31, 2014, we owned approximately 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of December 31, 2014, the total potential development that these land parcels could support amounted to 6.0 million square feet.

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards. See Item 1A., "Risk Factors."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see Note 2, "Summary of Significant Accounting Policies," to our consolidated financial statements included elsewhere in this report.
Real Estate Investments
Real estate investments are carried at cost. We record acquisition of real estate investments treated as business combinations under the acquisition method of accounting and allocate the purchase price to land, buildings and intangible assets on a relative fair value basis. Depreciation is computed using the straight-line method over the useful lives of buildings and capital improvements (5 to 55 years) and over the shorter of the lease term or the life of the asset for tenant improvements. Direct construction costs related to the development of Properties and land holdings are capitalized as incurred. Capitalized costs include pre-construction costs essential to the development of the property, development and constructions costs, interest, property taxes, insurance, salaries and other project costs during the period of development. Estimates and judgments are required in determining when capitalization of certain costs such as interest should commence and cease. We expense routine repair and maintenance expenditures and capitalize those items that extend the useful lives of the underlying assets.
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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, include leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. We estimate fair value through methods similar to those used by independent appraisers or by using independent appraisals. Factors that we consider in our analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from four to twelve months.
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
In the event that a tenant terminates its lease at or prior to the end of the lease term, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Impairment or Disposal of Long-Lived Assets
We review our long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our holding strategy were to change or if market conditions were to otherwise dictate an earlier sale date, then an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.
The relevant accounting guidance for impairments requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable.
Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

We recorded a $1.8 million provision for impairment on assets held for sale at September 30, 2014. These properties were sold on October 24, 2014, at which time we recorded a $0.2 million gain. For further information regarding the impairment, see Item 1., "Business - Real Estate Dispositions." During our impairment review as of December 31, 2014, we determined that no additional impairment charges were necessary. Our impairment review of the years ended December 31, 2013 and 2012 determined that no impairment charges were necessary.
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
Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense using its weighted average interest rate and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis.
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
Revenue Recognition
We recognize rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Lease incentives, which are included as reductions of rental revenue, are recognized on a straight-line basis over the term of the lease.
Our leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. For certain leases, we make significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option. The lease term impacts the period over which we determine and record minimum rents and also impacts the period over which we amortize lease-related costs.
In addition, our rental revenue is impacted by our determination of whether improvements to our properties, whether made by us or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, our primary consideration is whether the improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If we have funded an improvement that we determine not to be landlord assets, then we treat the costs of the improvement as lease incentives. If the tenant has funded the improvement that we determine to be landlord assets, then we treat the costs of the improvement as deferred revenue and amortize this cost into revenue over the lease term.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance expenses, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred.
Tenant reimbursements are recognized and presented in accordance with accounting guidance which requires that these reimbursements be recorded on a gross basis because we are generally the primary obligor with respect to the goods and services the purchase of which gives rise to the reimbursement obligation; because we have discretion in selecting the vendors and suppliers; and because we bear the credit risk in the event they do not reimburse us. We also receive payments from third parties for reimbursement of a portion of the payroll and payroll-related costs for certain of our personnel allocated to perform services for these third parties and we reflect these payments on a gross basis.
We recognize gains on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
We derive parking revenues from leases, monthly parking and transient parking. We recognize parking revenue as earned.
We receive leasing commission income, management fees and development fees from third parties.
Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We record development fees as earned taking into account the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.
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
The Operating Partnership has elected to treat several of its subsidiaries as TRSs, which are subject to federal, state and local income tax.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations. In these situations, we use our judgment, based on the facts and circumstances, and record a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect. These reserves are re-evaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. If the financial condition of our tenants were to deteriorate, additional allowances may be required. For accrued rent receivables, we consider the results of the evaluation of specific accounts as well as other factors including assigning risk factors to different industries based on our tenants' standard industrial classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18 to the Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18, "Segment Information," to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 188 properties containing an aggregate of approximately 21.1 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2014 and 2013. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2013 and owned through December 31, 2014. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2013 or disposed prior to December 31, 2014. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2014 and 2013) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2014 and 2013 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Same Store Property Portfolio			Recently Completed Properties (a)		Development Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars and square feet in thousands)	2014	2013	Increase/ (Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/ (Decrease)
Revenue:
Cash rents	$407,080	$395,419	$11,661	$37,799	$3,460	$8,462	$8,389	$7,916	$26,916	$461,257	$434,184	$27,073
Straight-line rents	11,783	16,887	(5,104)	4,167	2,672	20	170	78	308	16,048	20,037	(3,989)
Above/below market rent amortization	4,561	5,765	(1,204)	727	48	1,033	991	56	362	6,377	7,166	(789)
Total rents	423,424	418,071	5,353	42,693	6,180	9,515	9,550	8,050	27,586	483,682	461,387	22,295
Tenant reimbursements	61,716	60,765	951	17,368	487	1,882	1,567	3,913	16,268	84,879	79,087	5,792
Termination fees	7,331	4,481	2,850	669	—	—	—	—	16	8,000	4,497	3,503
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	17,200	13,053	17,200	13,053	4,147
Other	2,176	2,863	(687)	332	2	110	175	603	1,146	3,221	4,186	(965)
Total revenue	494,647	486,180	8,467	61,062	6,669	11,507	11,292	29,766	58,069	596,982	562,210	34,772
Property operating expenses	151,645	147,996	3,649	22,004	1,691	6,089	5,129	(2,408)	5,590	177,330	160,406	16,924
Real estate taxes	42,606	45,894	(3,288)	5,856	778	987	1,575	2,395	7,365	51,844	55,612	(3,768)
Third party management expenses	—	—	—	—	—	—	—	6,791	5,751	6,791	5,751	1,040
Net operating income	300,396	292,290	8,106	33,202	4,200	4,431	4,588	22,988	39,363	361,017	340,441	20,576
Depreciation and amortization	174,412	168,545	5,867	22,170	2,034	7,152	6,736	4,835	19,706	208,569	197,021	11,548
General & administrative expenses	—	—	—	2	183	83	1	26,694	27,444	26,779	27,628	(849)
Operating income (loss)	$125,984	$123,745	$2,239	$11,030	$1,983	$(2,804)	$(2,149)	$(8,541)	$(7,787)	$125,669	$115,792	$9,877
Number of properties	188	188		5		5		2		200
Square feet	21,094	21,094		2,192		1,576		221		25,083
Core Occupancy % (d)	91.4%	89.2%		87.7%
Other Income (Expense):
Interest income										3,974	1,044	2,930
Historic tax credit transaction income										11,853	11,853	—
Interest expense										(124,329)	(121,937)	(2,392)
Interest expense — Deferred financing costs										(5,148)	(4,676)	(472)
Interest expense —Financing obligation										(1,144)	(972)	(172)
Recognized hedge activity										(828)	—	(828)
Equity in (loss) income of real estate ventures										(790)	3,664	(4,454)
Net gain on sale of interests in real estate										4,901	—	4,901
Net gain (loss) on sale of undepreciated real estate										1,184	(137)	1,321
Net gain from remeasurement of investments in real estate ventures										458	6,866	(6,408)
Net (loss) gain on real estate venture transactions										(417)	29,604	(30,021)
Loss on early extinguishment of debt										(7,594)	(2,119)	(5,475)
Provision for impairment on assets held for sale										(1,765)	—	(1,765)
Income from continuing operations										6,024	38,982	(32,958)
Income from discontinued operations										918	4,207	(3,289)
Net income										$6,942	$43,189	$(36,247)
Net income per common share										$—	$0.23	$(0.23)
EXPLANATORY NOTES

(a)	Results include: Five assets completed/acquired and placed in service.

(b)	Results include: Three developments, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. Also includes six properties sold and eight properties that were contributed to an unconsolidated real estate venture in which we have a 50% ownership interest.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $27.1 million from 2013 to 2014, primarily attributable to:

•	an increase of $11.7 million in the Same Store Property Portfolio primarily due to a 2.2% increase in occupancy in 2014 compared to 2013;

•	an increase of $29.7 million related to the increase in our equity ownership interest and resulting consolidation of One Commerce Square and Two Commerce Square during the fourth quarter of 2013;

•	an increase of $3.2 million related to the development at 200 Radnor Chester Road and redevelopment property at 660 Germantown Avenue being placed into service;

•	an increase of $0.8 million related to a property that was purchased during the fourth quarter of 2013 and subsequently contributed to a real estate venture during the second quarter of 2014;

•	an increase of $1.5 million related to the acquisition of Six Tower Bridge during the second quarter of 2013;

•	a decrease of $0.8 million related to the sale of five office properties in Malvern, PA;

•	a decrease of $0.8 million related to the sale of an office property in Reston, Virginia; and

•	a decrease of $17.7 million related to the contribution of seven office properties in Austin, Texas to the Austin Venture during the fourth quarter of 2013.
Straight-line rents decreased by $4.0 million from 2013 to 2014 on a consolidated basis which is primarily due to a $5.1 million decrease which is a combination of free rent converting to cash rent subsequent to the twelve-month period ended December 31, 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. An additional $1.7 million decrease relates to the expiration of a single tenant's free rent period at 660 Germantown Pike subsequent to December 31, 2013. The decreases were offset by a $3.0 million increase related to the increase in our equity ownership interest and resulting consolidation of One and Two Commerce Square in the fourth quarter of 2013 and a $0.2 million increase relating to a development property placed into service during the second quarter of 2014.
Tenant reimbursements increased $5.8 million from 2013 to 2014 which trended along with the increase in operating expenses over the same period. Expense recoveries increased to 37.0% during 2014 compared to 36.6% in 2013.
Termination fees at our Total Portfolio increased by $3.5 million due to the timing and volume of early tenant move-outs during 2014 when compared to 2013.
Third party management fees, labor reimbursement and leasing income increased $4.1 million from 2013 to 2014 which is primarily attributable to an increase of $3.1 million in management fees and labor reimbursements from our Austin Venture which was formed during the fourth quarter of 2013. Leasing and construction management fees increased $0.4 million at the Brandywine -AI real estate venture. In addition, development fee income increased $0.2 million related to increased development activity at the evo at Cira Centre South real estate venture. Other net increases total $0.4 million, none of which related significantly to a particular property.
Other income at our Total Portfolio decreased by $1.0 million from 2013 to 2014, primarily due to lower real estate tax refunds received related to prior year tax assessment appeals.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased by $16.9 million from 2013 to 2014, primarily attributable to: (i) an increase of $20.3 million due to additional operating expenses from properties that we acquired and placed into service during 2013 and 2014, (ii) an increase of $1.3 million in snow removal costs, (iii) an increase of $1.3 million in utilities, (iv) a net increase of $2.2 million in repairs and maintenance expenditures due to the timing of our tenants' needs and (v) a $0.3 million increase to bad debt expense. These and other increases were offset by: (i) $8.3 million decrease from the contribution of seven office properties in Austin, Texas to the Austin Venture during the fourth quarter of 2013 and (ii) $0.2 million decrease from the sale of an office property in Reston, Virginia during the third quarter of 2014.

Real Estate Taxes
Real estate taxes across our total portfolio decreased by $3.8 million from 2013 to 2014, primarily attributable to: (i) a decrease of $5.1 million from the contribution of seven office properties in Austin, Texas to the Austin Venture, (ii) a net decrease of $3.3 million in the Same Store Property Portfolio and (iii) a decrease of $0.6 million relating to development/redevelopment properties. The decreases in the Same Store Property Portfolio and development/redevelopment properties are due to successful tax appeals that reduced property assessments that occurred subsequent to December 31, 2013. These decreases were offset by $5.1 million in increases due to properties we acquired subsequent to the second quarter of 2013.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased by $0.8 million from 2013 to 2014, primarily attributable to a $2.0 million decrease in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of such compensation of our executive personnel meeting qualifying retirement provisions. Salary and benefits costs decreased $0.2 million during 2014 compared to 2013. These decreases were offset by an increase of $0.6 million of severance costs in 2014 compared to 2013. The remaining increase of $0.8 million is due to additional professional fees incurred during 2014 compared to 2013.
Depreciation and Amortization

Depreciation and amortization expense increased by $11.5 million from 2013 to 2014, of which $20.1 million is primarily attributable to properties we acquired and placed into service subsequent to the second quarter of 2013. Increases in depreciation expense to the Same Store Property Portfolio totaled $5.9 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. Depreciation expense for the development/redevelopment properties increased $0.4 million and reflects additional assets placed into service. These increases were offset by reductions in depreciation expense of $10.9 million related to the contribution of seven office properties in Austin, Texas to the Austin Venture during the fourth quarter of 2013. During the second quarter of 2013, we re-entitled a property for residential and mixed-use development, and accordingly, we shortened the useful lives for this building to the expected demolition date and accelerated $3.6 million of depreciation expense. Other net decreases to depreciation total $0.4 million, none of which related significantly to a particular property.
Interest Income

Interest income increased by $2.9 million primarily due to $1.5 million of interest income from a note receivable from an unaffiliated third party and $0.7 million from a note receivable from an unconsolidated joint venture, as well as higher average balances in interest bearing cash equivalents during 2014 compared to 2013.
Interest Expense

The increase in interest expense of $2.4 million from 2013 to 2014 is primarily due to the following;

•	$6.5 million related to the issuance of $250.0 million of our 4.10% Guaranteed Notes due 2024 and $250.0 million of our 4.55% Guaranteed Notes due 2029; and

•
$9.5 million related to the fourth quarter 2013 increase in our ownership interest in One and Two Commerce Square and our consolidation of One Commerce Square mortgage debt having a principal balance at December 31, 2014 of $123.2 million and an effective rate of 3.68% and Two Commerce Square mortgage debt having a principal balance of $112.0 million at December 31, 2014 and an effective rate of 4.51%.

The increase of $16.0 million in interest expense described above was primarily offset by the following decreases in interest expense during 2014 compared to 2013:

•	$3.7 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to 2013;

•	$1.1 million due to the early repayment of the entire principal balance of our $150.0 million three-year term loan due February 2015;

•	$0.7 million due to the early repayment of the remaining principal balance of our $100.0 million four-year term loan due February 2016;

•	$0.2 million due to the fact that we did not have any borrowings on our Credit Facility during 2014;

•	$3.6 million due to repurchases of $218.5 million of our 5.40% Guaranteed Notes due 2014;

•	$3.2 million due to repurchases of $157.6 million of our 7.50% Guaranteed Notes due 2015; and

•	$1.1 million is due to debt principal amortization.
Interest Expense - Deferred Financing Costs
Interest expense - deferred financing costs increased $0.5 million from 2013 to 2014, primarily due to the write-off of costs related to repurchases of debt during 2014, which included, (i) $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) $150.0 million three-year term loan due February 2015, and (iv) $100.0 million four-year term loan due February 2016. Additional increases relate to the issuance of $250.0 million of our 4.10% Guaranteed Notes due 2024 and $250.0 million of our 4.55% Guaranteed Notes due 2029.
Equity in Income of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $4.4 million during 2013 to 2014 is primarily attributable to the following:

•	$1.5 million in preferred return income as a result of increasing our common ownership interest in, and consolidating of, the One and Two Commerce real estate ventures during December of 2013;

•
$0.4 million as a result of recognizing income during 2013 related to the exchange of our ownership interest in Two Tower Bridge to acquire the remaining ownership interest in Six Tower Bridge during the second quarter of 2013;

•	$0.9 million related to sales proceeds received in excess of our investment in the BDN Beacon real estate venture during 2013;

•	$0.4 million from our Broadmoor Austin real estate venture, as a lead tenant reduced the amount of leased space subsequent to December 31, 2013;

•	$0.4 million as a result of recognizing professional fees and interest expense incurred related to our investment in the Seven Tower Bridge real estate venture;

•	$0.5 million Four Tower Bridge due to decreased occupancy subsequent to December 31, 2013; and

•	$0.3 million due to net losses incurred at our remaining real estate ventures.
Recognized Hedge Activity
Recognized hedge activity increased $0.8 million during 2014 due to the September 16, 2014 repayment of the entire $150.0 million three-year term loan its scheduled February 2015 maturity. In connection with these repayments a $0.8 million charge on the termination of associated interest rate swap contracts was incurred. There were no comparable charges incurred during 2013.
Net Gain on Remeasurement of Investments in Real Estate Ventures
The net gain on remeasurement of investments in real estate ventures was $0.5 million during 2014 and $6.9 million during 2013. The gain recognized during 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships. The 2013 net gains resulted from the Company taking control of Six Tower Bridge and One and Two Commerce Square during 2013 which required the remeasurement at fair value of our existing equity interest in each partnership.

Net Gain on Real Estate Venture Transactions
The $30.0 million decrease in gain on real estate venture transactions primarily results from contributing seven properties to the newly-formed Austin Venture and recognizing a $25.9 million gain on sale during 2013. Additionally in 2013, a $3.7 million increase in gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture. The $0.4 million loss during 2014 relates primarily to the contribution of Four Points Centre to an unconsolidated real estate venture.
Loss on Early Extinguishment of Debt

During 2014, we (i) repurchased $218.5 million repurchase of our 5.40% Guaranteed Notes due 2014, (ii) repurchased $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) repaid the entire $150.0 million three-year term loan due February 2015 and (iv) repaid the entire $100.0 million four-year term loan due February 2016, which resulted in a net loss on early extinguishment of debt of $7.6 million.

During 2013, we repurchased (i) $0.5 million of our 6.00% Guaranteed Notes due 2016, (ii) $9.9 million of our 7.50% Guaranteed Notes due 2015, and (iii) $20.8 million of our 5.40% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $2.1 million.
Discontinued Operations
During 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey. See Note 3, "Real Estate Investments," for further information.
During 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania one property located in Exton, Pennsylvania, one property located in King of Prussia, Pennsylvania, and one property in West Chester, Pennsylvania. These properties had total revenues of $5.2 million, property operating expenses of $2.5 million and $1.9 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.4 million.
Net Income
Net income decreased by $36.2 million from 2013 to 2014 as a result of the factors described above.
Earnings per Common Share
Net income per share was $0.00 during 2014 as compared to net income per share of $0.23 during 2013 as a result of the factors described above.
RESULTS OF OPERATIONS
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 196 properties containing an aggregate of approximately 21.8 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2013 and 2012. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2012 and owned through December 31, 2013. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2011 or disposed prior to December 31, 2012. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2013 and 2012) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2013 and 2012 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Same Store Property Portfolio			Recently Completed Properties		Development Properties		Other (Eliminations) (a)		Total Portfolio

(dollars and square feet in thousands)	2013	2012	Increase/ (Decrease)	2013	2012	2013	2012	2013	2012	2013	2012	Increase/ (Decrease)
Revenue:
Cash rents	$407,422	$392,528	$14,894	$2,833	$—	$9,095	$1,095	$14,834	$15,531	$434,184	$409,154	$25,030
Straight-line rents	17,195	20,209	(3,014)	280	—	2,580	757	(18)	1,283	20,037	22,249	(2,212)
Above/below market rent amortization	5,765	5,865	(100)	48	—	991	81	362	211	7,166	6,157	1,009
Total rents	430,382	418,602	11,780	3,161	—	12,666	1,933	15,178	17,025	461,387	437,560	23,827
Tenant reimbursements	64,195	63,616	579	280	—	1,821	921	12,791	12,523	79,087	77,060	2,027
Termination fees	4,497	3,182	1,315	—	—	—	—	—	51	4,497	3,233	1,264
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	13,053	12,116	13,053	12,116	937
Other	2,898	5,317	(2,419)	1	—	176	12	1,111	381	4,186	5,710	(1,524)
Total revenue	501,972	490,717	11,255	3,442	—	14,663	2,866	42,133	42,096	562,210	535,679	26,531
Property operating expenses	152,868	151,007	1,861	1,120	—	5,662	1,508	756	(196)	160,406	152,319	8,087
Real estate taxes	47,431	46,814	617	440	—	1,935	682	5,806	5,906	55,612	53,402	2,210
Third party management expenses	—	—	—	—	—	—	—	5,751	5,127	5,751	5,127	624
Net Operating Income	301,673	292,896	8,777	1,882	—	7,066	676	29,820	31,259	340,441	324,831	15,610
Depreciation and amortization	173,561	175,989	(2,428)	1,385	—	7,386	1,069	14,689	11,324	197,021	188,382	8,639
General & administrative expenses	—	2	(2)	301	—	1	96	27,326	25,315	27,628	25,413	2,215
Operating Income (loss)	$128,112	$116,905	$11,207	$196	$—	$(321)	$(489)	$(12,195)	$(5,380)	$115,792	$111,036	$4,756
Number of properties	196	196		4		4				204
Square feet	21,769	21,769		2,205		1,366				25,340
Core Occupancy % (b)	89.6%	87.7%		87.8%
Other Income (Expense):
Interest income										1,044	3,008	(1,964)
Historic tax credit transaction income										11,853	11,840	13
Interest expense										(121,937)	(132,939)	11,002
Interest expense — Deferred financing costs										(4,676)	(6,208)	1,532
Interest expense — Financing Obligation										(972)	(850)	(122)
Recognized hedge activity										—	(2,985)	2,985
Equity in income of real estate ventures										3,664	2,741	923
Net loss on sale of undepreciated real estate										(137)	—	(137)
Net gain (loss) from remeasurment of investments in real estate ventures										6,866	—	6,866
Net gain (loss) on real estate venture transactions										29,604	(950)	30,554
Loss on early extinguishment of debt										(2,119)	(22,002)	19,883
Income (Loss) from continuing operations										$38,982	$(37,309)	$76,291
Income from discontinued operations										4,207	43,838	(39,631)
Net income										$43,189	$6,529	$36,660
Net income (loss) per common share										$0.23	$(0.06)	$0.29

EXPLANATORY NOTES

(a)	Results include: Four assets completed/acquired and placed in service.

(b)	Results include: One development, two redevelopments and one re-entitlement property

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. This also includes seven properties that were contributed to an unconsolidated real estate venture in which we have a 50% ownership interest.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $25.0 million from 2012 to 2013, primarily attributable to:

•	$14.9 million increase in rental income at our Same Store Portfolio which is a result of 190 basis points increase in occupancy and a 100 basis point increase in cash rental rates from 2012 to 2013;

•
an increase of $8.0 million at our development properties related to the acquisition of 1900 Market Street during the fourth quarter of 2012 and a portion of 660 Germantown Pike which was placed into service subsequent to the fourth quarter of 2012; and

•	an increase of $2.8 million related to the acquisition of One and Two Commerce Square during December of 2013 and Six Tower Bridge during the second quarter of 2013.

This increase is offset by a decrease of $0.7 million as a result of contributing our Austin portfolio to a joint venture during the fourth quarter of 2013.
Straight-line rents decreased by $2.2 million from 2012 to 2013, as a result of the following: a decrease of $3.0 million at our Same Store Portfolio as a result of free rent turning to cash rent subsequent to the fourth quarter of 2012 and $1.3 million related to the contribution of our Austin portfolio into a joint venture during the fourth quarter of 2013. This decrease was offset by $1.8 million related to increases in straight line rent earned at our development properties and increases of $0.3 million related to the acquisitions discussed above.
Tenant reimbursements increased $2.0 million from 2012 to 2013 as a direct result of the $10.3 million increase in operating expenses over the same period. Please see the "Property Operating Expenses" and "Real Estate Taxes" explanations below and note that certain costs, such as snow removal costs, carry a higher tenant reimbursement percentage.
Termination fees at our Total Portfolio increased by $1.3 million due to timing and volume of tenant move-outs during 2013 when compared to 2012.
Other income at our Total Portfolio decreased by $1.5 million during 2013 compared to 2012 as a result of real estate tax refunds received related to prior year's tax assessment appeals.
Property Operating Expenses
Property operating expenses across our total portfolio increased by $8.1 million from 2012 to 2013, mainly attributable to the following: (i) an increase of $4.2 million as a result of acquiring 1900 Market Street, Six Tower Bridge, Commerce Square and Four Points Centre as discussed above, (ii) an increase of $1.1 million related to our development properties that were placed into service during 2013, (iii) an increase in repairs and maintenance expenses of $2.6 million, directly attributable the timing of tenant needs, (iv) an increase in snow removal costs of $0.7 million as a result of more severe winter experienced in our Pennsylvania and New Jersey submarkets, (v) an increase in bad debt expense of $0.7 million, and (vi) an increase in payroll expense of $0.6 million. These increases were offset by lower utility costs of $1.7 million.
Real Estate Taxes
Real estate taxes across our total portfolio increased by $2.2 million, primarily as a result of acquiring 1900 Market Street, Six Tower Bridge, One and Two Commerce Square and Four Points Centre as discussed above.
General and Administrative Expenses
General and administrative expenses increased by $2.2 million from 2012 to 2013, mainly attributable to a $1.2 million increase in expenditures related to the acquisition activity discussed above. Stock compensation expense increased $0.8 million due to the fact that we accelerated the amortization of such compensation of our executive personnel meeting qualifying retirement provisions.

Salary and benefits expense increased $0.7 million in 2013. These increases were offset by a $0.5 million decrease in professional fees and miscellaneous general and administrative expenses.
Depreciation and Amortization

Depreciation and amortization expense increased by $8.6 million, mainly attributable to the four property acquisitions discussed above. In addition, we also accelerated depreciation expense related to Plaza 1000 at Main Street. We are in the process of re-entitling this property for residential and mixed-use development, and accordingly, we shortened the lives of the buildings and related assets to the estimated demolition date. In addition, a portion of 660 Germantown Pike was placed into service subsequent to 2012 resulting in additional depreciation expense during 2013.
Interest Income

Interest income decreased by $2.0 million from 2012 to 2013 primarily due to the recognition of $1.0 million of accrued interest income related to the payoff of the Trenton note receivable during 2012. The remaining decrease is due to a decrease in interest income earned on investments in available-for-sale securities that were outstanding during 2012. Interest income earned during 2013 primarily represents interest earned on our available cash balances ($263.2 million as of December 31, 2013).
Interest Expense

The decrease in interest expense of $11.0 million is primarily due to the following:

•
a decrease of $14.3 million as a result of the repurchases of debt subsequent to the third quarter of 2012, including (i) $19.8 million of our 5.40% Guaranteed Notes due 2014, (ii) $69.7 million of our 7.50% Guaranteed Notes due 2015, (iii) $100.1 million of our 6.00% Guaranteed Notes due 2016; and (iv) $150.0 million of term loan indebtedness;

•	a decrease of $4.7 million in mortgage interest expense which is directly related to the $60.0 million decrease resulting from the repayment of two mortgage loans during the fourth quarter of 2012;

•	a decrease of $2.1 million related to our $151.5 million 5.40% Guaranteed Notes that matured and were repaid in full during April 2012; and,

•	an increase of $0.6 million in capitalized interest resulting in a decrease in interest expense.

The decrease of $21.7 million in interest expense described above was offset by an increase of $10.7 million, of which $9.7 million related to interest on our $250.0 million 3.95% Guaranteed Notes due 2023 issued in the fourth quarter of 2012 and $1.0 million relates to borrowings made during the first quarter of 2012 consisting of $250.0 million of 6.00% Guaranteed Notes due 2016, $150.0 million under the LIBOR + 1.75% Three-year Term Loan and $200.0 million under the LIBOR + 1.90% Seven-year Term Loan.
Interest Expense - Deferred Financing Costs
Deferred financing costs decreased $1.5 million during 2013 compared to 2012 mainly due to the write-off of costs related to repurchases of debt during 2012, which included, (i) $19.8 million of our 5.40% Guaranteed Notes due 2014, (ii) $69.7 million of our 7.50% Guaranteed Notes due 2015, and (iii) $100.1 million of our 6.00% Guaranteed Notes due 2016, and (iv) $150.0 million of term loan indebtedness.
Equity in Income of Real Estate Ventures
The increase in equity in income of Real Estate Ventures of $0.9 million during the twelve-month period ended December 31, 2013 compared to the twelve-month period ended December 31, 2012 is primarily attributable to the following:

•	$0.4 million from the One and Two Commerce real estate ventures due to increased preferred return amounts from additional capital contributions;

•	$0.3 million from the Two Tower Bridge real estate venture due to the receipt of a distribution in excess of our investment basis;

•	$0.8 million from the Brandywine-AI real estate venture due to the full year activity of the Station Square properties in 2013 and only five months of operations in 2012; and

•	$0.4 million due to net income at our remaining real estate ventures.

These increases were partially offset by the following decreases:

•	$0.6 million from the BDN Beacon due to the sale of the real estate venture during 2013; and

•	$0.4 million from the DRA Austin real estate venture as a result of formation costs the real estate venture incurred during the twelve months ended December 31, 2013.
Recognized Hedge Activity
Recognized hedge activity decreased $3.0 million during 2013 due to the recognition of $3.0 million of early termination fees related to the termination of interest rate swap contracts. The interest rate swap contracts were terminated in connection with the repayment of our $150.0 million fixed portion of our four-year term loan due February 1, 2016 during the fourth quarter of 2012 (see Note 7, "Debt Obligations," of the notes to the consolidated financial statements for further details of these transactions). There were no comparable charges incurred during 2013.
Net Gain on Remeasurement of Investments in Real Estate Ventures
The net gain on remeasurement of investments in real estate ventures was $6.9 million during 2013 with no comparable gains recognized during 2012. These net gains resulted from our acquisition of control of Six Tower Bridge and One and Two Commerce Square during 2013 which required the remeasurement at fair value of our existing equity interest in each of the partnerships. See Note 3, "Real Estate Investments," and Note 4, "Investment in Unconsolidated Ventures," of our consolidated financial statements.
Net Gain on Real Estate Venture Transactions
The $30.6 million increase in gain on real estate venture transactions is a result of contributing seven properties to the newly-formed Austin Venture and recognizing a $25.9 million gain on sale during 2013. Additionally, a $3.7 million increase in gain on real estate venture transactions is the result of the exchange of our remaining ownership in the Two Tower Bridge Venture for the remaining ownership interest in the Six Tower Bridge Venture, as discussed above and in Footnote 4 of our consolidated financial statements.
Loss on real estate venture formation of $1.0 million incurred during 2012 was a result of our termination of an agreement with a third party broker that was entered into upon contributing two properties into a joint venture during December 2011. During the third quarter of 2012, we determined that it was in our best interest to terminate the contract in order to avoid additional commissions and fees on the future joint venture acquisitions, recognizing the fee as an additional cost of forming the real estate venture.
Loss on Early Extinguishment of Debt

During 2013, we repurchased (i) $0.5 million of our 6.00% Guaranteed Notes due 2016, (ii) $9.9 million of our 7.50% Guaranteed Notes due 2015, and (iii) $20.8 million of our 5.40% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $2.1 million.
During 2012, we repurchased (i) $150.0 million of term loan indebtedness, (ii) $99.6 million of our 6.00% Guaranteed Notes due 2016, (iii) $60.8 million of our 7.50% Guaranteed Notes due 2015, (iv) $4.3 million of our 5.400% Guaranteed Notes due 2014, and (v) $0.3 million of our 5.75% Guaranteed Notes due 2012, which resulted in a net loss on early extinguishment of debt of $21.9 million. In addition, we prepaid the remaining balances on two of our existing mortgages, totaling $58.4 million, for which we incurred associated prepayment penalties of $0.1 million.
Discontinued Operations
During 2013, we sold a portfolio of eight office properties located in Lawrenceville, New Jersey, one property located in San Diego, California, one property located in Carlsbad, California, one property located in Malvern, Pennsylvania one property located in Exton, Pennsylvania, one property located in King of Prussia, Pennsylvania, and one property in West Chester, Pennsylvania. These properties had total revenues of $5.2 million, property operating expenses of $2.5 million and $1.9 million of depreciation and amortization expense. We recognized a net gain on sale related to these transactions of $3.4 million.

During 2012, we sold one property located in Moorestown, New Jersey, one property located in Herndon, Virginia, one property located in Carlsbad, California, and 11 properties located in Exton, Pennsylvania. 2012 discontinued operations were also reclassified for the properties sold during 2013. These properties had total revenues of $31.4 million, property operating expenses of $12.2 million, and $10.2 million of depreciation and amortization expense. In addition, we recognized a deferred gain related to two properties located in Trenton, New Jersey that were sold during the fourth quarter of 2009. The gain was deferred as a result of a note receivable that we held from the buyer in the amount of $22.5 million. The note receivable and accrued interest was paid in full during the second quarter of 2012, prior to its maturity date of October 2016. We recognized a net gain on sale related to these transactions of $34.8 million during 2012.
Net Income
Net income increased by $36.7 million from 2012 to 2013 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Earnings per Common Share
Net income per share was $0.23 during 2013 as compared to net loss per share of $0.06 during 2012 as a result of the factors described above.
LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs,

•	fund commitments to unconsolidated joint ventures, and

•	fund distributions to shareholders to maintain REIT status.
As of December 31, 2014, the Parent Company owned a 99.0% interest in the Operating Partnership. The remaining interest of approximately 1.0% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2015 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2014, we were in compliance with all of our debt covenants and requirement obligations.
We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2014, amounted to $655.9 million and $1,803.5 million, respectively.
We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement.
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
On August 1, 2014, the Parent Company completed an underwritten offering of 21,850,000 common shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $335.0 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to continue to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On May 15, 2014, the Company amended its Amended and Restated Declaration of Trust to increase the Company’s total number of shares of beneficial interest from 220,000,000 to 420,000,000 shares, with the number of authorized common shares of beneficial interest increased from 200,000,000 to 400,000,000 and the number of authorized preferred shares of beneficial interest remaining unchanged at 20,000,000.
The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity. During 2014, we sold seven properties, including one property contributed to the Austin Venture, containing 0.6 million in net rentable square feet and 22.1 acres of land for aggregate net cash proceeds of $117.9 million. Also during 2014, we purchased 54.1 acres of land and improvements for aggregate net cash of $14.0 million.
Cash Flows
The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.
As of December 31, 2014 and 2013, we maintained cash and cash equivalents of $257.5 million and $263.2 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Activity	2014	2013	2012
Operating	$188,999	$183,484	$159,110
Investing	(270,785)	104,708	(74,864)
Financing	76,081	(26,534)	(83,107)
Net cash flows	$(5,705)	$261,658	$1,139
Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.
The net increase of $5.5 million in cash from operating activities during 2014 compared to 2013 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.

The decrease in net cash from investing activities of $375.5 million during 2014 compared to 2013 is primarily attributable to the following:

•
a decrease of $304.6 million of net proceeds from 21 property sales during 2013, compared to the contribution of one office property to the Austin Venture, the sale of two land parcels and the sale of six office properties during 2014 (see Note 3, "Real Estate Investments," to the Consolidated Financial Statements for details);

•
a decrease of $17.0 million from the sale of our interest in an unconsolidated real estate venture during 2013, compared to no such sales during 2014 (see Note 4, "Investment in Unconsolidated Ventures," to the Consolidated Financial Statements for details);

•
an increase in capital expenditures for development, tenant and building improvements and leasing commissions of $109.3 million during 2014 compared to 2013 primarily attributed to the development of FMC at Cira Centre South and Encino Trace in 2014;

•	the reimbursement of $2.0 million in pre-formation development costs of an unconsolidated real estate venture during 2013 with no comparable reimbursements during 2014;

•
a decrease in 2014 of $88.0 million from a short-term loan to the Austin Venture, which was repaid to us on January 30, 2015 (See Note 4, "Investment In Unconsolidated Ventures," for further information regarding this acquisition), with no comparable loan during 2013;

•
an increase in net investment in real estate ventures of $13.0 million during 2014 reflecting net contributions of; (i) $25.2 million to the Austin Venture, (ii) $13.3 million to 4040 Wilson, (iii) $5.2 million to 1919 Ventures and (iv) $2.4 million to other real estate ventures, offset in 2013 by (i) contributions to 4040 Wilson totaling $13.5 million, (ii) contributions to the evo at Cira Centre South venture of $13.4 million, (iii) contributions to fund our share of One and Two Commerce Square ventures' operations totaling $6.6 million and (iv) other net distributions of $0.4 million.

•	a decrease in advances for purchase of tenant assets, net of repayments of $0.4 million during 2014 when compared to 2013; and

•	a decrease of $1.6 million in escrow cash due to timing of payments.
The decrease in net cash from investing activities was partially offset by the following transactions:

•
a decrease of $143.2 million in funds used to acquire operating properties, attributable to the 2013 acquisitions of One and Two Commerce Square for $70.0 million, Four Points Centre for $46.1 million and the ground leases at Cira Centre and Three Logan Square totaling $45.3 million compared to the 2014 purchase of a development project in Austin, Texas known as Encino Trace for $13.9 million, the purchase of 50% of the partnership interest in the land parcel and improvements for 1919 Ventures totaling $6.0 million and the settlement of the One and Two Commerce Square partnership interest redemption agreement for $1.6 million. (see Note 3, "Real Estate Investments," and Note 4, "Investment In Unconsolidated Ventures," to the Consolidated Financial Statements for details);

•	an increase of from the contribution of a land parcel to 1919 Ventures for net proceeds of $8.2 million during 2014 with no comparable contributions during 2013;

•	an increase in cash distributions from unconsolidated Real Estate Ventures of $2.3 million during 2014 compared to 2013; and

•	an increase of $6.8 million in payments on the mortgage note receivable during 2014 compared to 2013.
The net increase of $102.6 million in cash from financing activities during 2014 compared to 2013 is mainly due to the following:

•	the receipt of $496.5 million in net proceeds from the issuance of $250.0 million of our 4.10% Guaranteed Notes due 2024 and $250.0 million of our 4.55% Guaranteed Notes due 2029;

•
the receipt of $335.0 million in net proceeds from the issuance of 21,850,000 common shares by the Parent Company during 2014 compared to the receipt of $181.5 million in proceeds from the issuance 12,650,000 common shares during 2013; and

•	a decrease of $69.0 million in net borrowings under the unsecured Credit Facility from 2013 to 2014, as there were no draws on our line of credit for 2014.
The net increase in cash from financing activities described above was offset by the following:

•
an increase of $2.1 million in repayments of mortgage notes payable during 2014 compared to 2013, which is primarily attributable to our consolidation of the mortgage notes secured by One and Two Commerce Square upon the increase in our common ownership interest in One and Two Commerce Square from 25% to 99%;

•
an increase in repayments of unsecured notes of $352.4 million during 2014, primarily relating to the $383.8 million redemption of the 5.40% Guaranteed Notes due November 1, 2014 and the 7.50% Guaranteed Notes due May 15, 2015 compared to $31.4 million of unsecured note repayments during 2013;

•
an increase in repayments of unsecured term loans of $250.8 million during 2014 relating to the repayment of the entire principal balance of the $150.0 million three-year term loan due February 2015, the $100.0 million four-year term loan due February 2016 and $0.8 million to terminate the interest rate hedge associated with the $150.0 million three-year term loan;

•	an increase in debt financing costs of $3.4 million during 2014 compared to 2013;

•	a decrease in stock option exercise proceeds of $0.2 million for 2014 compared to 2013; and

•	distributions paid by the Parent Company to its shareholders and on non-controlling interests of $105.8 million during 2014 compared to $98.5 million during 2013.
Capitalization
Indebtedness
The table below summarizes our indebtedness under our mortgage notes payable, our unsecured notes and our unsecured credit facility at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Balance:
Fixed rate	$2,459,463	$2,499,465
Variable rate — unhedged	—	100,000
Total	$2,459,463	$2,599,465
Percent of Total Debt:
Fixed rate	100.0%	96.2%
Variable rate — unhedged	—%	3.8%
Total	100%	100%
Weighted-average interest rate at period end:
Fixed rate	5.0%	5.2%
Variable rate — unhedged	—%	1.9%
Total	5.0%	5.0%

Weighted-average maturity in years:
Fixed rate	7.1	5.6
Variable rate — unhedged	0.0	2.1
Total	7.1	5.5
The variable rate debt shown above generally bear interest and carry terms based on a London Interbank Offered Rate (“LIBOR”) selected by us.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2014 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted average interest rate of maturing debt
2015	$13,669	$88,361	$102,030	5.49%
2016	9,924	357,779	367,703	5.61%
2017	9,906	320,417	330,323	5.63%
2018	11,954	325,000	336,954	5.19%
2019	13,155	200,000	213,155	3.81%
2020	13,915	—	13,915	6.64%
2021	14,719	—	14,719	6.64%
2022	15,571	—	15,571	6.65%
2023	14,666	351,236	365,902	4.27%
2024	14,933	250,000	264,933	4.39%
Thereafter	105,648	328,610	434,258	4.97%
Totals	$238,060	$2,221,403	$2,459,463	4.97%

Unsecured Credit Facility and Term Loan
We maintain a $600.0 million four-year unsecured revolving credit facility (the "Credit Facility") maturing February 1, 2016 and an unsecured seven-year term loan (the "Term Loan") in the amount of $200.0 million maturing February 1, 2019.
We have the option to increase the amounts available to be advanced under the Credit Facility, subject to customary conditions and limitations, by obtaining additional commitments from our current lenders and other financial institutions. We also have the option to extend the maturity date of the Credit Facility. The Term Loan is subject to a prepayment penalty of 1% through February 1, 2015 with no penalty thereafter.
The spread to LIBOR for LIBOR-based loans under the Credit Facility will depend on our unsecured senior debt credit rating. Based on our current credit rating, the spread for such loans will be 150 and 190 basis points under the Credit Facility and the Term Loan, respectively. At our option, advances under the Credit Facility and Term Loan may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced rate. We executed hedging transactions that fix the rate on the Term Loan at a 3.62% average for its full term. The hedge commenced on February 1, 2012 and the rate is inclusive of the LIBOR spread based on our current investment grade rating.
The Credit Facility and Term Loan contain financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The Credit Facility and Term Loan include financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio, an unsecured debt ratio and an unencumbered cash flow ratio above specified levels; to maintain a minimum net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of our unsecured debt to the value of our unencumbered properties.
We were in compliance with all financial and non-financial covenants under the Credit Facility and our credit agreements as of December 31, 2014. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.
On September 16, 2014, the Operating Partnership repaid the entire $150.0 million three-year term loan and $100.0 million four-year term loan prior to their scheduled February 2015 and 2016 maturities, respectively. In connection with these repayments, the Operating Partnership accelerated $0.3 million of deferred financing amortization expense and also incurred a $0.8 million charge on the termination of associated interest rate swap contracts, as reflected in the Operating Partnership's consolidated statements of operations.

Unsecured Notes and Mortgage Notes

The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. During the year-ended December 31, 2014, we repurchased $376.2 million of our outstanding unsecured notes in a series of transactions which are summarized in the table below (in thousands):

Notes	Principal	Repurchase Amount (a)	Gain (Loss) on Early Extinguishment of Debt (b)	Acceleration of Deferred Financing Amortization
2014 5.40% Notes	$218,549	$219,404	$(855)	$9
2015 7.50% Notes	157,625	164,364	(6,739)	143
	$376,174	$383,768	$(7,594)	$152

(a)	Includes cash losses with respect to redemption of debt.

(b)	Includes unamortized balance of the original issue discount.
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2014.
On September 16, 2014, the Operating Partnership closed on an underwritten offering of $250.0 million in aggregate principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”) and $250.0 million in aggregate principal amount of its 4.55% Guaranteed Notes due 2029 (the “2029 Notes”). The 2024 notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%. The Notes are reflected net of discount of $1.5 million and $2.0 million, respectively, in the consolidated balance sheet as of December 31, 2014. The Operating Partnership used a portion of the net proceeds from this offering, aggregating $492.9 million after deduction for underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of a portion of the Operating Partnership's 5.40% Guaranteed Notes due November 1, 2014 (the “2014 Notes”) and 7.50% Guaranteed Notes due May 15, 2015 (the “2015 Notes”).
On September 16, 2014, in connection with the aforementioned offering, the Operating Partnership funded tender offers for $75.1 million of its 5.40% Guaranteed Notes due November 1, 2014, and $42.7 million of its 7.50% Guaranteed Notes due May 15, 2015. The Operating Partnership funded the total tender offer consideration of $117.8 million from net proceeds of the offering of 2029 Notes and 2024 Notes, with the Operating Partnership recognizing a $2.6 million loss on early extinguishment of debt related to the total repurchase.
On September 16, 2014, the Operating Partnership gave notice of redemption, in full, of the $143.5 million of 2014 Notes that remained outstanding following completion of the tender offer. The Operating Partnership completed the redemption of the 2014 Notes on October 16, 2014 at a cash redemption price of $1,026.88 per $1,000 principal amount of the 2014 Notes (inclusive of accrued interest to the redemption date). Also on September 16, 2014, the Company gave notice of redemption, in full, of the $114.9 million of 2015 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2015 Notes on October 16, 2014 at a cash redemption price of $1,070.24 per $1,000 principal amount of the 2015 Notes (inclusive of accrued interest to the redemption date).
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

Equity
On December 9, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $27.2 million, which it paid on January 20, 2015 to its shareholders of record as of January 6, 2015. In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of December 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on December 9, 2014, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of December 30, 2014. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on January 15, 2015 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2014, the Parent Company paid dividends in excess of the 90% criterion.
On August 1, 2014, the Parent Company completed an underwritten offering of 21,850,000 common shares. The Parent Company contributed the net proceeds from the sale of shares, amounting to $335.0 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to continue to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of December 31, 2014, there were 539,200 shares available for repurchase under this program. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
The Parent Company did not repurchase any shares during 2014 and accordingly, the Operating Partnership did not repurchase any units in connection with the Parent Company's share repurchase program.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013 in replacement of a prior continuous equity offering program that expired on March 10, 2013 (the "Prior Offering Program"). During the year ended December 31, 2014, we did not sell any shares under either the Offering Program or the Prior Offering Program.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2014:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$655,934	$102,030	$248,107	$25,109	$280,688
Unsecured term loan	200,000	—	—	200,000	—
Unsecured debt (a)	1,603,529	—	449,919	325,000	828,610
Ground leases (b)	64,004	1,378	2,756	2,756	57,114
Development contracts (c)	402,067	251,115	150,952	—	—
Interest expense (d)	711,795	118,266	176,417	111,539	305,573
Other liabilities (e)	20,896	547	3,015	4,698	12,636
	$3,658,225	$473,336	$1,031,166	$669,102	$1,484,621

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania. These ground leases are discussed below.

(c)
Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments. For information regarding our developments, see Item 1. "Business - Developments."

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2014 interest rates.

(e)
Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas and (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania.

The above table does not include amounts related to the 4040 Wilson LLC Venture development of the Liberty Center Complex, the TB-BDN Plymouth Venture development of the Parc at Plymouth Meeting or the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania. For further discussion of these developments, see Item 1., "Business - Developments."
As of December 31, 2014, we were obligated to pay a maximum of $86.3 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.
The ground leases, entered into in Philadelphia, Pennsylvania, provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by us. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2014, the Operating Partnership has a balance of $1.8 million for this liability on its consolidated balance sheet.
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
As part our 2006 merger with Prentiss Properties Trust, our 2004 TRC acquisition and several of our other transactions, it agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell acquired properties for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2014: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold the applicable property to us for tax liabilities attributed to them. Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.
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
We invest in properties and regularly incur capital expenditures in the ordinary course of business to maintain the properties. We believe that such expenditures enhance our competitiveness. We also enter into construction, utility and service contracts in the ordinary course of its business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties.
Guarantees
As of December 31, 2014, we had provided guarantees on behalf of certain of the real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for a project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
As part of our acquisition of properties from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties with the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we would be required to provide the prior owner an opportunity to guarantee qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms that will be favorable to us. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021, in the amounts of not less than $125.0 million on One Commerce Square and $100.0 million on Two Commerce Square. Similarly, we have agreements in place with other contributors of assets to us that obligate us to maintain debt available for them to guaranty.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2014, our consolidated debt consisted of $655.9 million of mortgage loans and $1,524.9 million of unsecured notes, all of which are fixed rate borrowings. We also have variable rate debt consisting of $78.6 million in trust preferred securities and $200.0 million of unsecured term loans all of which are swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $28.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $31.4 million.
As of December 31, 2014, based on prevailing interest rates and credit spreads, the fair value of our $1,518.1 million of unsecured notes was $1,593.2 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.2 million at December 31, 2014.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $278.6 million and $528.6 million at December 31, 2014 and December 31, 2013, respectively. The total fair value of our debt was approximately $257.2 million and $526.7 million at December 31, 2014 and December 31, 2013, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $16.2 million at December 31, 2014. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $18.3 million.
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
The Operating Partnership considers net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the Company’s liquidity or operating performance. The Operating Partnership believes that to further understand our performance, FFO should be compared with its reported net income (loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the years ended December 31, 2014 and 2013:

	Years ended
	December 31, 2014	December 31, 2013
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(263)	$35,926
Add (deduct):
Amount allocated to unvested restricted unitholders	349	363
Net (gain) loss on real estate venture transactions	417	(29,604)
Net gain on disposition of real estate	(4,901)	—
Net gain on disposition of discontinued operations	(900)	(3,382)
Net gain from remeasurement of investments in real estate ventures	(458)	(6,866)
Provision for impairment on assets held for sale	1,765	—
Depreciation and amortization:
Real property — continuing operations	163,218	160,665
Leasing costs including acquired intangibles — continuing operations	45,159	36,217
Real property — discontinued operations	—	1,922
Leasing costs including acquired intangibles — discontinued operations	—	3
Company’s share of unconsolidated real estate ventures	24,292	15,959
Partners' share of consolidated joint ventures	(225)	—
Funds from operations	$228,453	$211,203
Funds from operations allocable to unvested restricted shareholders	(791)	(830)
Funds from operations available to common share and unit holders (FFO)	$227,662	$210,373
Weighted-average shares/units outstanding — fully diluted	169,411,616	156,203,398

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
See discussion in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary financial data of the Parent Company and the Operating Partnership and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Items 15(a) and 15(b) and filed as part of this Annual Report on Form 10-K. See Item 15., "Exhibits and Financial Statement Schedules."

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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company's internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership's internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2015 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2015 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2015 Annual Meeting of Shareholders.
PART IV
Item 15.        Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules of Brandywine Realty Trust

(b)	Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this annual report on the pages indicated.

3. Exhibits

Exhibits Nos.	Description
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

3.1.4
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5
Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9
Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10
Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 6, 2012) classifying and designating Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share and liquidation preference $25 per share, of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust's Form 8-A dated April 6, 2012 and incorporated herein by reference)

3.1.11
Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 21, 2014 and incorporated herein by reference)

3.2.1
Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the "Operating Partnership") (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.2
First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.3
Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.2.4
Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.2.5
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.2.6
Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.2.7
Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.2.8
Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.9
Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.10
Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.11
Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.12
Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.13
Twelfth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)

3.2.14
Thirteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

3.2.15
Fourteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated January 10, 2006 and incorporated herein by reference)

3.2.16
Fifteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated August 18, 2006 and incorporated herein by reference)

3.2.17
Sixteenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated August 9, 2010 and incorporated herein by reference)

3.2.18
Seventeenth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2012 and incorporated herein by reference)

3.2.19	List of partners of Brandywine Operating Partnership, L.P.

3.3	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 4, 2010 and incorporated herein by reference)

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

4.6
Form of $250,000,000 aggregate principal amount of 6.00% Guaranteed Note due 2016 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 28, 2006 and incorporated herein by reference)

4.7
Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.8
Form of $250,000,000 aggregate principal amount of 7.50% Guaranteed Notes due 2015 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 25, 2009 and incorporated herein by reference)

4.9
Form of $325,000,000 aggregate principal amount of 4.95% Guaranteed Notes due 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.10
Form of $250,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 18, 2012 and incorporated herein by reference)

4.11	Form 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.12	Form of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

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

10.4	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.5	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.6	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.7
Letter to Cohen & Steers Capital Management, Inc. relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.8
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.9
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.10
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.11
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective June 2, 2010)** (previously filed as an exhibit to Brandywine Realty Trust's Registration Statement on Form S-8, File No. 333-167266 and incorporated herein by reference)

10.12
Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 11, 2012 and incorporated herein by reference)

10.13	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust's Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.14	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.15
Form of Non-Qualified Share Option Agreement to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.16
Form of Non-Qualified Share Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.17
Form of Incentive Stock Option Agreement to the President and CEO and Executive Vice President and CFO ** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.18
Form of Incentive Stock Option Agreement to the executive officers (other than the President and CEO and Executive Vice President and CFO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.19	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.20	Forms of Incentive Stock Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.21
Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.22
Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.23
Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.24
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.25
Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.26
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.27	Form of Restricted Share Award (March 2012) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

10.28
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (March 2012) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

10.29	2012-2014 Restricted Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 7, 2012 and incorporated herein by reference)

10.30	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.31	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.32	2013 -2015 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.33
Form of Restricted Share Award Agreement for non-employee Trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.34
Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.35
Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.36
Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.37
Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.38	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.39	2014-2016 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.40	Form of Cliff-Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.41
Form of Three-Year Pro Rata Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.42	Form of Cliff-Vesting Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

12.1	Statement re Computation of Ratios of Brandywine Realty Trust

12.2	Statement re Computation of Ratios of Brandywine Operating Partnership, L.P

21	List of subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P.

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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
(a) Financial Statement Schedule: See Item 15 (a) and (b) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 18, 2015
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 18, 2015
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 18, 2015
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 18, 2015
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 18, 2015
Wyche Fowler

/s/ James Diggs	Trustee	February 18, 2015
James Diggs

/s/ Michael J. Joyce	Trustee	February 18, 2015
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 18, 2015
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 18, 2015
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
Date: February 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 18, 2015
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 18, 2015
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 18, 2015
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 18, 2015
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 18, 2015
Wyche Fowler

/s/ James Diggs	Trustee	February 18, 2015
James Diggs

/s/ Michael J. Joyce	Trustee	February 18, 2015
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 18, 2015
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 18, 2015
Charles P. Pizzi

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for discontinued operations and disclosures of components of an entity in 2014.

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
February 18, 2015

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for discontinued operations and disclosures of components of an entity in 2014.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 2015

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2014	December 31, 2013

ASSETS
Real estate investments:
Operating properties	$4,603,692	$4,669,289
Accumulated depreciation	(1,067,829)	(983,808)
Operating real estate investments, net	3,535,863	3,685,481
Construction-in-progress	201,360	74,174
Land inventory	90,603	93,351
Total real estate investments, net	3,827,826	3,853,006
Cash and cash equivalents	257,502	263,207
Accounts receivable, net	18,757	17,389
Accrued rent receivable, net	134,051	126,295
Assets held for sale, net	18,295	—
Investment in real estate ventures, at equity	225,004	180,512
Deferred costs, net	125,224	122,954
Intangible assets, net	99,403	132,329
Notes receivable	88,000	7,026
Other assets	65,111	62,377
Total assets	$4,859,173	$4,765,095
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$654,590	$670,151
Unsecured term loans	200,000	450,000
Unsecured senior notes, net of discounts	1,596,718	1,475,230
Accounts payable and accrued expenses	96,046	83,693
Distributions payable	28,871	25,584
Deferred income, gains and rent	59,452	71,635
Acquired lease intangibles, net	26,010	34,444
Other liabilities	37,558	32,923
Liabilities related to assets held for sale	602	—
Total liabilities	2,699,847	2,843,660
Commitments and contingencies (Note 20)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2014 and 2013	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; 400,000,000 and 200,000,000 shares authorized in 2014 and 2013, respectively; 179,293,160 and 156,731,993 issued and outstanding in 2014 and 2013, respectively	1,793	1,566
Additional paid-in capital	3,314,693	2,971,596
Deferred compensation payable in common shares	6,219	5,407
Common shares in grantor trust, 384,386 in 2014 and 312,280 in 2013	(6,219)	(5,407)
Cumulative earnings	529,487	522,528
Accumulated other comprehensive loss	(4,607)	(2,995)
Cumulative distributions	(1,700,579)	(1,592,515)
Total Brandywine Realty Trust’s equity	2,140,827	1,900,220
Non-controlling interests	18,499	21,215
Total beneficiaries' equity	2,159,326	1,921,435
Total liabilities and beneficiaries' equity	$4,859,173	$4,765,095
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information

	Years ended December 31,
	2014	2013	2012
Revenue:
Rents	$483,682	$461,387	$437,560
Tenant reimbursements	84,879	79,087	77,060
Termination fees	8,000	4,497	3,233
Third party management fees, labor reimbursement and leasing	17,200	13,053	12,116
Other	3,221	4,186	5,710
Total revenue	596,982	562,210	535,679
Operating Expenses:
Property operating expenses	177,330	160,406	152,319
Real estate taxes	51,844	55,612	53,402
Third party management expenses	6,791	5,751	5,127
Depreciation and amortization	208,569	197,021	188,382
General and administrative expenses	26,779	27,628	25,413
Total operating expenses	471,313	446,418	424,643
Operating income	125,669	115,792	111,036
Other Income (Expense):
Interest income	3,974	1,044	3,008
Historic tax credit transaction income	11,853	11,853	11,840
Interest expense	(124,329)	(121,937)	(132,939)
Interest expense — amortization of deferred financing costs	(5,148)	(4,676)	(6,208)
Interest expense — financing obligation	(1,144)	(972)	(850)
Recognized hedge activity	(828)	—	(2,985)
Equity in income (loss) of real estate ventures	(790)	3,664	2,741
Net gain on sale of interests in real estate	4,901	—	—
Net gain (loss) on sale of undepreciated real estate	1,184	(137)	—
Net gain from remeasurement of investments in real estate ventures	458	6,866	—
Net gain (loss) on real estate venture transactions	(417)	29,604	(950)
Loss on early extinguishment of debt	(7,594)	(2,119)	(22,002)
Provision for impairment on assets held for sale	(1,765)	—	—
Income (loss) from continuing operations	6,024	38,982	(37,309)
Discontinued operations:
Income from discontinued operations	18	825	9,064
Net gain on disposition of discontinued operations	900	3,382	34,774
Total discontinued operations	918	4,207	43,838
Net income	6,942	43,189	6,529
Net (income) from discontinued operations attributable to non-controlling interests — LP units	(10)	(55)	(797)
Net loss attributable to non-controlling interest - partners' share of consolidated real estate ventures	44	—	—
Net (income) loss attributable to non-controlling interests — LP units	(1)	(357)	863
Net (income) loss attributable to non-controlling interests	33	(412)	66
Net income attributable to Brandywine Realty Trust	6,975	42,777	6,595
Distribution to Preferred Shares	(6,900)	(6,900)	(10,405)
Preferred share redemption charge	—	—	(4,052)
Amount allocated to unvested restricted shareholders	(349)	(363)	(376)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(274)	$35,514	$(8,238)
Basic income (loss) per Common Share:
Continuing operations	$(0.01)	$0.20	$(0.36)
Discontinued operations	0.01	0.03	0.30
	$—	$0.23	$(0.06)
Diluted income (loss) per Common Share:
Continuing operations	$(0.01)	$0.20	$(0.36)
Discontinued operations	0.01	0.03	0.30
	$—	$0.23	$(0.06)

Basic weighted average shares outstanding	166,202,649	153,140,458	143,257,097
Diluted weighted average shares outstanding	166,202,649	154,414,311	143,257,097
Net income (loss) attributable to Brandywine Realty Trust
Income (loss) from continuing operations	$6,067	$38,625	$(36,446)
Income from discontinued operations	908	4,152	43,041
Net income	$6,975	$42,777	$6,595
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$6,942	$43,189	$6,529
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,190)	12,789	(7,338)
Loss on settlement of interest rate swaps	(828)	—	(2,985)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	388	286	297
Total comprehensive income (loss)	(1,630)	13,075	(10,026)
Comprehensive income (loss)	5,312	56,264	(3,497)
Comprehensive income (loss) attributable to non-controlling interest	51	(564)	261
Comprehensive income (loss) attributable to Brandywine Realty Trust	$5,363	$55,700	$(3,236)

(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2014, 2013 and 2012
(in thousands, except number of shares)
December 31, 2012

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
December 31, 2011	4,300,000	$43	142,690,755	292,646	$1,424	$2,776,197	$5,631	$(5,631)	$477,338	$(6,079)	$(1,392,332)	$33,105	$1,889,696
Net income									6,595			(66)	6,529
Comprehensive loss										(9,839)		(187)	(10,026)
Issuance of Preferred Shares	4,000,000	40				96,810							96,850
Preferred Share Issuance Costs						(613)							(613)
Redemption of Preferred Shares	(4,300,000)	(43)				(103,405)							(103,448)
Conversion of LP Units to Common Shares			20,464		1	149			(49)			(268)	(167)
Conversion of LP Units to Cash									(4,185)			(5,556)	(9,741)
Bonus Share Issuance			35,703			387							387
Share based compensation activity			797,375	9,036	9	6,388			35				6,432
Share Issuance from/to Deferred Compensation Plan			(5,564)	(10,937)			(279)	279					—
Adjustment to Non-controlling Interest						4,281						(4,281)	—
Preferred Share distributions											(10,405)		(10,405)
Preferred Share redemption charges											(4,052)		(4,052)
Distributions declared ($0.60 per share)											(86,417)	(1,509)	(87,926)
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									42,777			412	43,189
Comprehensive income										12,923		152	13,075
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Issuance of partnership interest in joint venture												946	946
Equity issuance costs						(744)							(744)
Conversion of LP Units to Common Shares			81,998		1	1,239						(1,240)	—
Bonus Share Issuance			27,918			361							361
Share-based compensation activity			438,356	34,117	4	9,417			17				9,438
Share Issuance from/to Deferred Compensation Plan			(5,012)	(12,583)			55	(55)					—
Adjustment to Non-controlling Interest						(778)						778	—
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 per share)											(92,409)	(1,071)	(93,480)
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2014

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net income									6,975			(33)	6,942
Comprehensive income										(1,612)		(18)	(1,630)
Issuance of Common Shares of Beneficial Interest			21,850,000		219	335,179							335,398
Equity issuance costs						(495)							(495)
Conversion of LP Units to Common Shares			228,536		2	3,612						(3,614)	—
Share Based Compensation Activity			403,902		6	6,857			(16)				6,847
Share Issuance from/to Deferred Compensation Plan			80,152	72,257		(90)	812	(812)					(90)
Share Choice Plan Issuance			(1,423)										—
Adjustment to Non-controlling Interest						(1,966)						1,966	—
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 per share)											(101,164)	(1,017)	(102,181)
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$6,942	$43,189	$6,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	208,569	198,731	198,579
Amortization of deferred financing costs	5,148	4,676	6,208
Amortization of debt discount/(premium), net	(531)	2,480	1,760
Amortization of stock compensation costs	4,137	6,998	5,685
Shares used for employee taxes upon vesting of share awards	(1,177)	(1,062)	(2,493)
Recognized hedge activity	828	—	2,985
Straight-line rent income	(16,046)	(20,136)	(23,566)
Amortization of acquired above (below) market leases, net	(6,377)	(7,170)	(6,084)
Straight-line ground rent expense	89	1,509	1,897
Provision for doubtful accounts	1,763	2,467	2,198
Net gain on sale of interests in real estate	(6,085)	(29,166)	(34,774)
Loss on real estate venture formation	—	—	950
Net gain on real estate venture transaction	417	(3,683)	—
Net gain from remeasurement of investment in a real estate venture	(458)	(6,866)	—
Loss on early extinguishment of debt	7,594	2,119	22,002
Provision for impairment on assets held for sale	1,765	—	—
Historic tax credit transaction income	(11,853)	(11,853)	(11,840)
Real estate venture income and excess distributions	1,954	(2,014)	(1,517)
Deferred financing obligation	(1,147)	(974)	(1,803)
Changes in assets and liabilities:
Accounts receivable	(2,869)	(4,048)	262
Other assets	(4,111)	5,440	4,244
Accounts payable and accrued expenses	962	(526)	(8,355)
Deferred income, gains and rent	2,436	3,758	(2,167)
Other liabilities	(2,951)	(385)	(1,590)
Net cash from operating activities	188,999	183,484	159,110
Cash flows from investing activities:
Acquisition of properties	(18,443)	(161,604)	(77,555)
Investments in available-for-sale securities	—	—	(105,250)
Proceeds from the sale of available-for-sale securities	—	—	105,250
Sales of properties, net	118,855	423,480	170,918
Net proceeds from the contribution of land to an unconsolidated real estate venture	8,212	—	—
Distribution of sales proceeds from real estate venture	—	16,963	—
Proceeds from repayment of mortgage notes receivable	7,026	200	23,364
Capital expenditures for tenant improvements	(131,077)	(109,357)	(86,986)
Capital expenditures for redevelopments	(19,245)	(6,265)	(11,964)
Capital expenditures for developments	(86,608)	(5,490)	(162)
Reimbursement from real estate venture for pre-formation development costs	—	1,976	—
Advances for purchase of tenant assets, net of repayments	(540)	(127)	270
Loan proceeds received from an unconsolidated joint venture	—	—	566
Loan provided to an unconsolidated real estate venture	(88,000)	—	—
Investment in unconsolidated Real Estate Ventures	(46,098)	(33,069)	(65,354)
Escrowed cash	283	1,902	(1,827)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	9,767	7,496	5,109
Leasing costs	(24,917)	(31,397)	(31,243)
Net cash from (used in) investing activities	(270,785)	104,708	(74,864)
Cash flows from financing activities:
Proceeds from unsecured term loans	—	—	600,000
Proceeds from Credit Facility borrowings	—	186,000	90,500
Repayments of Credit Facility borrowings	—	(255,000)	(297,000)
Repayments of mortgage notes payable	(13,441)	(11,268)	(68,513)

Net proceeds from unsecured notes	496,459	—	248,183
Deferred financing obligation interest expense	—	—	935
Net proceeds from issuance of common shares	335,016	181,527	—
Net proceeds from issuance of preferred shares	—	—	96,237
Redemption of preferred shares	—	—	(108,536)
Redemption of partnership units	—	—	(9,676)
Repayments of unsecured notes	(383,768)	(31,369)	(338,097)
Repayments of unsecured term loan	(250,828)	—	(190,485)
Debt financing costs	(3,705)	(355)	(10,128)
Exercise of stock options	2,143	2,381	976
Distributions paid to shareholders	(104,731)	(97,367)	(96,030)
Distributions to noncontrolling interest	(1,064)	(1,083)	(1,473)
Net cash from (used in) financing activities	76,081	(26,534)	(83,107)
Increase (decrease) in cash and cash equivalents	(5,705)	261,658	1,139
Cash and cash equivalents at beginning of year	263,207	1,549	410
Cash and cash equivalents at end of year	$257,502	$263,207	$1,549
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2014, 2013, and 2012 of $6,802, $3,137 and $2,560, respectively	$129,160	$118,714	$137,823
Supplemental disclosure of non-cash activity:

Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)	—
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,517)	—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	462	—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040	—
Change in investments in joint venture related to non-cash disposition of property	(5,897)	(17,628)	—
Change in operating real estate related to non-cash adjustment to land	—	7,752	—
Change in receivable from settlement of acquisitions	619	—	—
Change in mortgage notes payable related to acquisition of an operating property	—	238,082	—
Change in investments in joint venture related to a contribution of land at period end	(1,182)	(6,058)	(15,222)
Change in investments in joint venture related to a contribution of services	—	—	(711)
Change in capital expenditures financed through accounts payable at period end	7,336	11,703	7,059
Change in capital expenditures financed through retention payable at period end	6,164	(204)	566
Change in unfunded tenant allowance	(955)	(969)	(1,089)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2014	December 31, 2013

ASSETS
Real estate investments:
Operating properties	$4,603,692	$4,669,289
Accumulated depreciation	(1,067,829)	(983,808)
Operating real estate investments, net	3,535,863	3,685,481
Construction-in-progress	201,360	74,174
Land inventory	90,603	93,351
Total real estate investments, net	3,827,826	3,853,006
Cash and cash equivalents	257,502	263,207
Accounts receivable, net	18,757	17,389
Accrued rent receivable, net	134,051	126,295
Assets held for sale, net	18,295	—
Investment in real estate ventures, at equity	225,004	180,512
Deferred costs, net	125,224	122,954
Intangible assets, net	99,403	132,329
Notes receivable	88,000	7,026
Other assets	65,111	62,377
Total assets	$4,859,173	$4,765,095
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$654,590	$670,151
Unsecured term loans	200,000	450,000
Unsecured senior notes, net of discounts	1,596,718	1,475,230
Accounts payable and accrued expenses	96,046	83,693
Distributions payable	28,871	25,584
Deferred income, gains and rent	59,452	71,635
Acquired lease intangibles, net	26,010	34,444
Other liabilities	37,558	32,923
Liabilities related to assets held for sale	602	—
Total liabilities	2,699,847	2,843,660
Commitments and contingencies (Note 20)
Redeemable limited partnership units at redemption value; 1,535,102 and 1,763,739 issued and outstanding in 2014 and 2013, respectively	24,571	26,486
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2014 and 2013	96,850	96,850
General Partnership Capital, 179,293,160 and 156,731,993 units issued and outstanding in 2014 and 2013, respectively	2,041,902	1,800,530
Accumulated other comprehensive loss	(5,007)	(3,377)
Total Brandywine Operating Partnership, L.P.’s equity	2,133,745	1,894,003
Non-controlling interest — consolidated real estate ventures	1,010	946
Total partners' equity	2,134,755	1,894,949

Total liabilities and partners’ equity	$4,859,173	$4,765,095
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Years ended December 31,
	2014	2013	2012
Revenue:
Rents	$483,682	$461,387	$437,560
Tenant reimbursements	84,879	79,087	77,060
Termination fees	8,000	4,497	3,233
Third party management fees, labor reimbursement and leasing	17,200	13,053	12,116
Other	3,221	4,186	5,710
Total revenue	596,982	562,210	535,679
Operating Expenses:
Property operating expenses	177,330	160,406	152,319
Real estate taxes	51,844	55,612	53,402
Third party management expenses	6,791	5,751	5,127
Depreciation and amortization	208,569	197,021	188,382
General & administrative expenses	26,779	27,628	25,413
Total operating expenses	471,313	446,418	424,643
Operating income	125,669	115,792	111,036
Other Income (Expense):
Interest income	3,974	1,044	3,008
Historic tax credit transaction income	11,853	11,853	11,840
Interest expense	(124,329)	(121,937)	(132,939)
Interest expense — amortization of deferred financing costs	(5,148)	(4,676)	(6,208)
Interest expense — financing obligation	(1,144)	(972)	(850)
Recognized hedge activity	(828)	—	(2,985)
Equity in income (loss) of real estate ventures	(790)	3,664	2,741
Net gain on sale of interests in real estate	4,901	—	—
Net gain (loss) on sale of undepreciated real estate	1,184	(137)	—
Net gain from remeasurement of investments in real estate ventures	458	6,866	—
Net gain (loss) on real estate venture transactions	(417)	29,604	(950)
Loss on early extinguishment of debt	(7,594)	(2,119)	(22,002)
Provision for impairment on assets held for sale	(1,765)	—	—
Income (loss) from continuing operations	6,024	38,982	(37,309)
Discontinued operations:
Income from discontinued operations	18	825	9,064
Net gain on disposition of discontinued operations	900	3,382	34,774
Total discontinued operations	918	4,207	43,838
Net income	6,942	43,189	6,529
Distribution to Preferred Units	(6,900)	(6,900)	(10,405)
Preferred unit redemption charge	—	—	(4,052)
Net loss attributable to non-controlling interests	44	—	—
Amount allocated to unvested restricted unitholders	(349)	(363)	(376)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(263)	$35,926	$(8,304)
Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.01)	$0.20	(0.36)
Discontinued operations	0.01	0.03	0.30
	$—	$0.23	$(0.06)
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.01)	$0.20	$(0.36)
Discontinued operations	0.01	0.03	0.30
	$—	$0.23	$(0.06)
Basic weighted average common partnership units outstanding	167,942,246	154,929,545	145,883,217
Diluted weighted average common partnership units outstanding	167,942,246	156,203,398	145,883,217
Net income attributable to Brandywine Operating Partnership, L.P.
Income (Loss) from continuing operations	$6,024	$38,982	$(37,309)
Income from discontinued operations	918	4,207	43,838
Net income	$6,942	$43,189	$6,529
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$6,942	$43,189	$6,529
Comprehensive income (loss):
Unrealized income (loss) on derivative financial instruments	(1,190)	12,789	(7,338)
Loss on settlement of interest rate swaps	(828)	—	(2,985)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	388	286	297
Total comprehensive income (loss)	(1,630)	13,075	(10,026)
Comprehensive loss attributable to non-controlling interest	44	—	—
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$5,356	$56,264	$(3,497)

(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2014, 2013 and 2012
(in thousands, except Units)

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital		Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,000,000	$47,912	2,300,000	$55,538	—	$—	142,690,755	$1,754,302	$(6,426)	$—	$1,851,326
Net income								6,529			6,529
Other comprehensive income									(10,026)		(10,026)
Deferred compensation obligation							(5,564)				—
Issuance of preferred units					4,000,000	96,850					96,850
Preferred unit issuance cost								(613)			(613)
Redemption of preferred units	(2,000,000)	(47,912)	(2,300,000)	(55,538)							(103,450)
Bonus share issuance							35,703	387			387
Conversion of LP units to common units							20,464	(49)			(49)
Conversion of LP units to cash								(9,741)			(9,741)
Share based compensation activity							797,375	6,432			6,432
Adjustment of redeemable partnership units to liquidation value at period end								9,968			9,968
Distributions to preferred mirror units								(10,405)			(10,405)
Preferred mirror units redemption charges								(4,052)			(4,052)
Distributions to general partnership unitholders								(86,417)			(86,417)
BALANCE, December 31, 2012	—	$—	—	$—	4,000,000	$96,850	143,538,733	$1,666,341	$(16,452)	$—	$1,746,739

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital		Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Net loss								$43,189	$—	$—	$43,189
Other comprehensive income									13,075		13,075
Deferred compensation obligation							(5,012)				—
Issuance of LP Units							12,650,000	181,289			181,289
Issuance of partnership interest in joint venture										946	946
Bonus share issuance							27,918	361			361
Conversion of LP Units to common shares							81,998	1,240			1,240
Share-based compensation activity							438,356	9,437			9,437
Adjustment of redeemable partnership units to liquidation value at period end								(778)			(778)
Redemption value of limited partnership units								(1,240)			(1,240)
Distributions to Preferred Mirror Units								(6,900)			(6,900)
Distributions to general partnership unitholders								(92,409)			(92,409)
BALANCE, December 31, 2013	—	$—	—	$—	4,000,000	$96,850	156,731,993	$1,800,530	$(3,377)	$946	$1,894,949

	Series D Preferred Mirror Units		Series E Preferred Mirror Units		Series E-Linked Preferred Mirror Units		General Partner Capital		Accumulated Other Comprehensive Income	Non-controlling Interest Consolidated Real Estate Ventures	Total Partners’ Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Net income								$6,942	$—	$(44)	$6,898
Other comprehensive income									(1,630)		(1,630)
Deferred compensation obligation							80,152	(90)			(90)
Issuance of LP Units							21,850,000	334,903			334,903
Conversion of LP Units to common shares							228,536	3,614			3,614
Share Choice Plan Issuance							(1,423)				—
Share-based compensation activity							403,902	6,847			6,847
Adjustment of redeemable partnership units to liquidation value at period end								942			942
Adjustment to non-controlling interest								(108)		108	—
Redemption value of limited partnership units								(3,614)			(3,614)
Distributions to Preferred Mirror Units								(6,900)			(6,900)
Distributions to general partnership unitholders								(101,164)			(101,164)
BALANCE, December 31, 2014	—	$—	—	$—	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$6,942	$43,189	$6,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	208,569	198,731	198,579
Amortization of deferred financing costs	5,148	4,676	6,208
Amortization of debt discount/(premium), net	(531)	2,480	1,760
Amortization of stock compensation costs	4,137	6,998	5,685
Shares used for employee taxes upon vesting of share awards	(1,177)	(1,062)	(2,493)
Recognized hedge activity	828	—	2,985
Straight-line rent income	(16,046)	(20,136)	(23,566)
Amortization of acquired above (below) market leases, net	(6,377)	(7,170)	(6,084)
Straight-line ground rent expense	89	1,509	1,897
Provision for doubtful accounts	1,763	2,467	2,198
Net gain on sale of interests in real estate	(6,085)	(29,166)	(34,774)
Loss on real estate venture formation	—	—	950
Net gain on real estate venture transaction	417	(3,683)	—
Gain from remeasurement of investment in a real estate venture	(458)	(6,866)	—
Loss on early extinguishment of debt	7,594	2,119	22,002
Provision for impairment on assets held for sale	1,765	—	—
Historic tax credit transaction income	(11,853)	(11,853)	(11,840)
Real estate venture income and excess distributions	1,954	(2,014)	(1,517)
Cumulative interest accretion of repayments of unsecured notes	—	—	—
Contributions from historic tax credit transaction, net of deferred costs	—	—	—
Deferred financing obligation	(1,147)	(974)	(1,803)
Changes in assets and liabilities:
Accounts receivable	(2,869)	(4,048)	262
Other assets	(4,111)	5,440	4,244
Accounts payable and accrued expenses	962	(526)	(8,355)
Deferred income, gains and rent	2,436	3,758	(2,167)
Other liabilities	(2,951)	(385)	(1,590)
Net cash from operating activities	188,999	183,484	159,110
Cash flows from investing activities:
Acquisition of properties	(18,443)	(161,604)	(77,555)
Investments in available-for-sale securities	—	—	(105,250)
Proceeds from sale of available-for-sale securities	—	—	105,250
Sales of properties, net	118,855	423,480	170,918
Net proceeds from the contribution of land to an unconsolidated real estate venture	8,212	—	—
Distribution of sales proceeds from real estate venture	—	16,963	—
Proceeds from repayment of mortgage notes receivable	7,026	200	23,364
Capital expenditures for tenant improvements	(131,077)	(109,357)	(86,986)
Capital expenditures for redevelopments	(19,245)	(6,265)	(11,964)
Capital expenditures for developments	(86,608)	(5,490)	(162)
Reimbursement from real estate venture for pre-formation development costs	—	1,976	—
Advances for purchase of tenant assets, net of repayments	(540)	(127)	270
Loan proceeds received from an unconsolidated joint venture	—	—	566
Loan provided to an unconsolidated real estate venture partner	(88,000)	—	—
Investment in unconsolidated Real Estate Ventures	(46,098)	(33,069)	(65,354)
Escrowed cash	283	1,902	(1,827)
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	9,767	7,496	5,109
Leasing costs	(24,917)	(31,397)	(31,243)
Net cash from (used in) investing activities	(270,785)	104,708	(74,864)
Cash flows from financing activities:
Proceeds from unsecured term loans	—	—	600,000
Proceeds from Credit Facility borrowings	—	186,000	90,500

Repayments of Credit Facility borrowings	—	(255,000)		(297,000)
Repayments of mortgage notes payable	(13,441)	(11,268)		(68,513)
Net proceeds from unsecured notes	496,459	—		248,183
Deferred financing obligation interest expense	—	—		935
Net proceeds from issuance of common units	335,016	181,527		—
Net proceeds from issuance of preferred units	—	—		96,237
Redemption of preferred units	—	—		(108,536)
Redemption of partnership units	—	—		(9,676)
Repayments of unsecured notes	(383,768)	(31,369)		(338,097)
Repayments of unsecured term loan	(250,828)	—		(190,485)
Debt financing costs	(3,705)	(355)		(10,128)
Exercise of unit options	2,143	2,381		976
Distributions paid to preferred and common partnership unitholders	(105,795)	(98,450)		(97,503)
Net cash from (used in) financing activities	76,081	(26,534)		(83,107)
Increase (decrease) in cash and cash equivalents	(5,705)	261,658		1,139
Cash and cash equivalents at beginning of year	263,207	1,549		410
Cash and cash equivalents at end of year	$257,502	$263,207		$1,549
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2014, 2013, and 2012 of $6,802, $3,137, and $2,560 respectively	$129,160	$118,714		$137,823
Supplemental disclosure of non-cash activity:
Change in operating real estate related to a non-cash acquisition of an operating property	—	(21,649)		—
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,517)		—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	462		—
Change in investments in joint venture related to non-cash acquisition of property	—	13,040		—
Change in investments in joint venture related to non-cash disposition of property	(5,897)	(17,628)		—
Change in operating real estate related to non-cash adjustment to land	—	7,752		—
Change in receivable from settlement of acquisitions	619	—	—	—
Change in mortgage notes payable related to acquisition of an operating property	—	238,082		—
Change in investments in joint venture related to a contribution of land at period end	(1,182)	(6,058)		(15,222)
Change in investments in joint venture related to a contribution of services	—	—		(711)
Change in capital expenditures financed through accounts payable at period end	7,336	11,703		7,059
Change in capital expenditures financed through retention payable at period end	6,164	(204)		566
Change in unfunded tenant allowance	(955)	(969)		(1,089)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, AND 2012

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned a 99.0% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of December 31, 2014, the Company owned 200 properties, consisting of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), three development properties, two properties classified as held for sale, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 25.1 million net rentable square feet. In addition, as of December 31, 2014, the Company owned economic interests in 17 unconsolidated real estate ventures that contain approximately 6.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of December 31, 2014, the Company also owned 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of December 31, 2014, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 6.0 million square feet. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland, Concord and Carlsbad, California. In addition to managing properties that the Company owns, as of December 31, 2014, the Company was managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
All references to building square footage, acres, occupancy percentage and the number of buildings are unaudited.
The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2014, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL, BPM and BBS. As of December 31, 2014, the Management Companies were managing properties containing an aggregate of approximately 33.9 million net rentable square feet, of which approximately 25.0 million net rentable square feet related to Properties owned by the Company and approximately 8.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications
Reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented. See Recent Accounting Pronouncements below for revisions to the accounting guidance for discontinued operations.
Principles of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities determined to be VIEs, but for which the Company is not the primary beneficiary, the Company's maximum exposure to loss is the carrying amount of its investments. As of December 31, 2014, the Company has provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for a project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII.

When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner/managing member, or the general partners/managing members as a group, controls a limited partnership or similar entity when the limited partners/non-managing members have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights.  Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company's share of earnings or losses, plus contributions, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence and (iii) entities that are non-VIEs for which the Company maintains an ownership interest through its general partner/managing member status, but the limited partners/non-managing members in the entity have the substantive ability to dissolve the entity or remove the Company without cause or have substantive participating rights.  Currently there are no real estate ventures that a limited partner/non-managing member has the unilateral right to dissolve. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners/non-managing members in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company's assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, LLC and other real estate venture agreements and management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Properties
Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Acquisition costs related to business combinations are expensed as incurred, whereas the costs related to asset acquisitions are capitalized as incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.
Purchase Price Allocation
The Company allocates the purchase price of properties considered to be business combinations to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods.
Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from four to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price. Though the Company considers the value of tenant relationships, the amounts are determined on a tenant-specific basis. On certain of our acquisitions this intangible has been deemed immaterial. In these instances no related intangible value is assigned.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, is charged to expense and market rate adjustments (above or below) are recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (5 to 55 years) and tenant improvements (the shorter of (i) the life of the asset, 1 to 16 years, or (ii) the lease term).
Construction in Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. Construction in progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. Internal direct construction costs totaling $5.2 million in 2014, $3.7 million in 2013, $4.7 million in 2012 and interest totaling $4.8 million in 2014, $2.6 million in 2013, and $2.6 million in 2012 were capitalized related to development of certain properties and land holdings. The increase in capitalized costs is due to the development activity. See Item 1., "Business - Developments," for further discussion.

During the years ended December 31, 2014, 2013 and 2012, the Company's internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2014	2013	2012
Development	$1,749	$156	$57
Redevelopment	184	194	353
Tenant Improvements	3,261	3,323	4,259
Total	$5,194	$3,673	$4,669
Impairment or Disposal of Long-Lived Assets
The Company reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company's established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company's holding strategy were to change or if market conditions were to otherwise dictate an earlier sale date, then an impairment loss may be recognized and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value.
The Company generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable.
Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value.

The relevant accounting guidance for impairments requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the disposal represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan).
The Company recorded a provision for impairment on assets held for sale during the twelve months ended December 31, 2014 of $1.8 million. These properties were sold on October 24, 2014, at which time the Company recorded a $0.2 million gain. For further information regarding the impairment, see Note 3, "Real Estate Investments." During its impairment review as of December 31, 2014, the Company determined that no additional impairment charges were necessary. The Company determined during its impairment review of the years ended December 31, 2013 and 2012, that no impairment charges were necessary.
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
Accounts Receivable and Accrued Rent Receivable
Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2014 and 2013, no tenant represented more than 10% of accounts receivable and accrued rent receivable.
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $2.0 million and $13.4 million in 2014, respectively and $3.2 million and $13.0 million in 2013, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants SIC classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.
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
Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense using its weighted average interest rate of consolidated debt and  its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time the Company ceases capitalizing interest to its investment basis. During the twelve months ended December 31, 2014 and 2013 the Company capitalized interest expense of $2.0 million and $0.6 million, respectively.
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
Deferred Costs
Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and internal leasing costs that are amortized using the straight-line method over the life of the respective lease which generally ranges from 1 to 15 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.
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
Notes Receivable
The Company accounts for notes receivable on its balance sheet at amortized cost, net of allowance for loan losses. Interest income is recognized over the term of the notes receivable and is calculated based on the terms on the contractual terms of each note agreement.
Notes receivable are placed on nonaccrual status when management determines, after considering economic and business conditions and collection efforts, that the loans are impaired or collection of interest is doubtful. Uncollectible interest previously accrued is recognized as bad debt expense. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received.
On October 17, 2014, the Austin Venture acquired River Place and funded $88.0 million of the purchase price with a short-term loan, secured by a mortgage. The short-term financing was provided by the Company and the Austin Venture is currently seeking permanent financing. The debt agreement for the short-term loan provides financing through March 2015 at the following tiered interest rates; (i) 4.0% through December 31, 2014, (ii) 5.0% from January 1, 2015 through January 31, 2015, (iii) 7.0% from February 1, 2015 through February 28, 2015 and (iv) 9.0% from March 1, 2015 through March 31, 2015. The Austin Venture may repay the short-term loan at any time without penalty. During 2014 the Company recognized $0.7 million of interest income relating to this note. See Note 21, "Subsequent Events," for repayment of this note.
As of December 31, 2013, notes receivable included a purchase money mortgage with a 20-year amortization period bearing interest at 8.5%, which was valued at $7.0 million. The borrower had previously defaulted on the note. As a result, a forbearance agreement dated October 2011, as amended by a second forbearance agreement dated July 9, 2013, was entered into between the Company and the borrower, outlining the repayment terms of the outstanding debt and capping interest at $1.5 million. The Company has determined that the loan modifications represent a troubled debt restructuring due to the fact that the borrower was considered to be in a financial difficulty when it defaulted on the mortgage debt, and that a concession was granted in the form of the forbearance agreements. In accordance with relevant the accounting guidance for troubled debt restructuring, this note remained in a non-accrual status through 2014 and as such, interest is recorded to income as received. During the twelve months ended

December 31, 2014, the borrower fully repaid the principal balance of $7.0 million. As to the interest accrued on the notes, $1.5 million has been received in cash and recognized as interest income during the fourth quarter of 2014.
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
Revenue Recognition
Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $13.7 million in 2014, $17.7 million in 2013 and $21.1 million in 2012. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.4 million in each of 2014, 2013 and 2012. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.5 million in 2014, $0.7 million in 2013, and $0.8 million in 2012.
The Company's leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. For certain leases, the Company makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option. The lease term impacts the period over which the Company determines and records minimum rents and also impacts the period over which the Company amortizes lease-related costs.
In addition, the Company's rental revenue is impacted by the Company's determination of whether improvements to the properties, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, our primary consideration is whether the improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the costs of the improvement as lease incentives. If the tenant has funded the improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortize this cost into revenue over the lease term.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance expenses, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred.
Tenant reimbursements are recognized and presented in accordance with accounting guidance which requires that these reimbursements be recorded on a gross basis because the Company is generally the primary obligor with respect to the goods and services the purchase of which gives rise to the reimbursement obligation; because the Company has discretion in selecting the vendors and suppliers; and because the Company bears the credit risk in the event they do not reimburse the Company. The Company also receives payments from third parties for reimbursement of a portion of the payroll and payroll-related costs for certain of the Company's personnel allocated to perform services for these third parties and reflects these payments on a gross basis.
The Company recognizes gains on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then the Company defers some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
The Company derives parking revenues from leases, monthly parking and transient parking. The Company recognizes parking revenue as earned.
The Company receives leasing commission income, management fees and development fees from third parties.

Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company records development fees as earned taking into account the risk associated with each project. Profit on development fees earned from joint venture projects is recognized as revenue to the extent of the third party partners’ ownership interest.
No tenant represented greater than 10% of the Company’s rental revenue in 2014, 2013 or 2012.
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
The tax basis of the Parent Company’s assets was $3.7 billion and $4.0 billion for the years ended December 31, 2014 and 2013, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2014, 2013, or 2012.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items as of December 31, 2014 and 2013.
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
The tax basis of the Operating Partnership’s assets was $3.7 billion and $4.0 billion for the years ended December 31, 2014 and 2013, respectively.
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
The Operating Partnership has elected to treat several of its subsidiaries as TRSs, which are subject to federal, state and local income tax.

Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders, as adjusted for unallocated earnings, if any, of certain securities, by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options, and conversion of the noncontrolling interests in the Operating Partnership.
Earnings Per Unit
Basic EPS is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings, if any, of certain securities issued by the Operating Partnership, by the weighted average number of common unit equivalents outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options.
Stock-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2014, 4,304,006 common shares remained available for future awards under the 1997 Plan (including 2,684,795 shares available solely for options and share appreciation rights). Through December 31, 2014 all options awarded under the 1997 Plan had a one to ten-year term.
The Company incurred stock-based compensation expense of $6.1 million during 2014, of which $1.7 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred stock-based compensation expense of $8.3 million and $8.6 million during 2013 and 2012, of which $1.4 million and $2.6 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.
Comprehensive Income
Comprehensive income is recorded in accordance with the provisions of the accounting standard for comprehensive income. The accounting standard establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income includes the effective portions of changes in the fair value of derivatives.
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
Fair Value Measurements
The Company estimates the fair value of its derivatives in accordance with the accounting standard for fair value measurements and disclosures. The accounting standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs are inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
In May 2014 FASB issued guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption precluded. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial position or results of operations.
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

3. REAL ESTATE INVESTMENTS
As of December 31, 2014 and 2013 the gross carrying value of the Company’s Properties was as follows (in thousands):

	2014	2013
Land	$669,635	$680,513
Building and improvements	3,409,303	3,504,060
Tenant improvements	524,754	484,716
	4,603,692	4,669,289
Assets held for sale - real estate investments (a)	27,436	—
Total	$4,631,128	$4,669,289

(a)
Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale.

Acquisitions and Dispositions
2014
Acquisitions
On February 19, 2014, the Company acquired 54.1 acres of undeveloped land known as Encino Trace in Austin, Texas for $14.0 million. The land is fully entitled with a site plan and building permits in place allowing for the development of two four-story office buildings containing approximately 320,000 net rentable square feet. The purchase price included an in-place lease for 75% of the first building. The Company capitalized $8.4 million in construction in progress, recorded $4.6 million in land inventory and recorded a deposit for a portion of the future development fee held in escrow of $1.0 million. The Company funded the acquisition with available corporate funds.
As of December 31, 2014, each of the two office buildings at Encino Trace was in development, and the Company had funded, through such date, $38.8 million, inclusive of the $14.0 million acquisition cost. During the second quarter of 2014, the Company reclassified the $4.6 million remaining in land inventory to construction in progress in connection with commencement of development of the second building.

Dispositions
On October 24, 2014, the Company sold the Valleybrooke Office Park, comprised of five properties consisting of 279,934 rentable square feet located in Malvern, Pennsylvania for a sales price of $37.9 million. During the third quarter of 2014, the Company recorded a $1.8 million impairment loss on these properties. On October 24, 2014, the Company recorded a gain of approximately $0.2 million upon settlement.
On September 30, 2014, the Company sold an office building, commonly known as “Campus Pointe,” containing 172,943 rentable square feet at 1880 Campus Commons Drive in Reston, Virginia for a sales price of $42.5 million resulting in a gain on sale of real estate of $4.7 million after closing and other transaction related costs.
On April 16, 2014, the Company sold a 5.3 acre parcel of land located in Dallas, Texas for a sales price of $1.6 million resulting in a nominal gain on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On April 3, 2014, the Company contributed two three-story, Class A office buildings, commonly known as “Four Points Centre,” containing an aggregate of approximately 192,396 net rentable square feet in Austin, Texas to an existing real estate venture (the "Austin Venture") that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC ("DRA"). The Company contributed the properties to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution: (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) DRA contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to the Company and credited the Company with a $5.9 million capital contribution to the Austin Venture. The Company incurred a $0.2 million loss on the contribution, driven primarily by closing costs.
On March 27, 2014, the Company sold a 16.8 acre undeveloped parcel of land located in Austin, Texas for a sales price of $3.5 million resulting in a $1.2 million gain on sale of undepreciated real estate after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.

Held for Sale
Subsequent to December 31, 2014, the Company sold two office properties, commonly known as "Atrium I," which includes 99,668 square feet of rentable space located in Mt Laurel, New Jersey and "Libertyview," which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey. See Note 21, "Subsequent Events," for further information regarding this disposition. As of December 31, 2014, the Company classified Atrium I and Libertyview as held for sale in accordance with applicable accounting standard for long lived assets. Accordingly, at December 31, 2014, the properties were required to be measured at the lower of their carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at December 31, 2014, as the estimated fair value of the properties (based on the executed agreement in place at December 31, 2014) less costs to sell exceeded the carrying value of the properties.
The disposal of the properties referenced above does not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
2013
Acquisitions
One and Two Commerce Square
On December 19, 2013, the Company acquired 99% of the common interests in the One and Two Common Square partnerships ("Commerce Square"), the entities which own two 41-story Trophy-class office towers in Philadelphia, Pennsylvania, from Parkway. The office towers contain 1,896,142 of net rentable square feet and were 86.7% occupied as of December 31, 2013.  The Company acquired Commerce Square for an aggregate purchase price of $331.8 million and funded the acquisition via assumption of $237.1 million of existing mortgage debt and a $73.1 million cash payment from available corporate funds.
The Company previously accounted for our non-controlling interest in Commerce Square under the equity method of accounting. As a result of acquiring a 99% common interest in the partnerships the Company obtained control of Commerce Square and our existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreements. Accordingly, a loss on remeasurement of $1.0 million was recorded as a result of this transaction.
The Company has treated this transaction as a business combination and allocated the purchase price to the tangible and intangible assets and liabilities. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price is allocated as follows:

December 19, 2013
Building, land and improvements	$255,705
Intangible assets acquired	85,036
Below market lease liabilities assumed	(8,637)
$332,104

Mortgage debt assumed - at fair value (a)	(238,082)
Return of existing equity method investment	(30,424)
Net working capital assumed	10,423
Non-controlling interest	(946)
Total cash payment at settlement	$73,075

(a) Principal outstanding on assumed mortgage debt at December 19, 2013 was $237.1 million.

Intangible assets acquired and intangible liabilities assumed consist of the following (in thousands):

	December 19, 2013	Weighted Average Amortization Period (in years)
Intangible assets:
In-place lease value	$80,916	7.9
Above market tenant leases acquired	4,120	6.9
Total	$85,036

Intangible liabilities:
Below market leases acquired	$(8,637)	6.5

In connection with the acquisition of One Commerce Square, the Company assumed a $125.1 million existing non-recourse first mortgage with a fixed interest rate of 5.67% and a maturity date of January 6, 2016. In accordance with generally accepted accounting principles, the mortgage was recorded at $130.2 million to reflect the fair value.
In connection with the acquisition of Two Commerce Square, the Company assumed a $112.0 million existing non-recourse first mortgage with a fixed interest rate of 3.96% and a maturity date of April 5, 2023. In accordance with generally accepted accounting principles, the mortgage was recorded at $107.9 million to reflect the fair value.
The Company recognized $0.9 million of acquisition related costs which are included as part of general and administrative expenses of the Company’s consolidated statement of operations.
Four Points Centre
On December 19, 2013, the Company acquired two three-story, Class A office buildings totaling 192,396 of net rentable square feet known as Four Points Centre, together with 22.3 acres of nearby parcels of land in Austin, Texas known for an aggregate $47.3 million. This property was 99.2% occupied as of December 31, 2013. The Company funded the acquisition price with available corporate funds, while recognizing $0.1 million of acquisition related costs, which are included as part of general and administrative expenses in the Company's consolidated statements of operations. The acquisition has been treated as a business combination and the total purchase price was allocated as follows: $36.0 million to building, $5.8 million to land, $6.5 million to intangible assets and $1.0 million to below market lease liabilities assumed.
Six Tower Bridge
On June 19, 2013, the Company acquired the remaining ownership interest in the real estate venture known as "Six Tower Bridge" that it did not then already own. See Note 4, "Investments in Unconsolidated Real Estate Ventures," for further discussion.

The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2014 and 2013 as though the acquisition of One and Two Commerce Square, Four Points Centre and Six Tower Bridge were completed on January 1, 2012. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	December 31,
	2013	2012

Pro forma revenue	$610,979	$592,753
Pro forma income (loss) from continuing operations	21,805	(60,011)
Pro forma net income (loss) available to common shareholders	25,957	(16,970)

Earnings per common share from continuing operations:
Basic -- as reported	$0.20	$(0.36)
Basic -- as pro forma	$0.14	$(0.42)

Diluted -- as reported	$0.20	$(0.36)
Diluted -- as pro forma	$0.14	$(0.42)

Earnings per common share:
Basic -- as reported	$0.23	$(0.06)
Basic -- as pro forma	$0.17	$(0.12)

Diluted -- as reported	$0.23	$(0.06)
Diluted -- as pro forma	$0.17	$(0.12)

Included in the consolidated statements of income for the year ended December 31, 2013 are total revenues of $3.4 million and a net loss attributable to common shareholders of $0.2 million from acquisitions made during 2013.

Cira Centre

On November 19, 2013, the Company acquired a 0.8 acre land parcel underlying Cira Centre in Philadelphia, Pennsylvania for $24.6 million. The purchase terminates a long term ground lease agreement entered into during the development of Cira Centre. The Company has accounted for the transaction as an asset acquisition. Prior to the acquisition date, the Company recorded ground rent expense on a straight-line basis, resulting in accrued rent liability of $12.1 million. The accounting guidance for leases requires that an asset purchased which was previously subject to an operating lease cannot result in a gain, accordingly, the basis of the acquired land was reduced by the accrued rent liability and no income was recognized at acquisition. The Company capitalized $1.4 million of acquisition related costs as part of the basis in the operating land.
Three Logan Square
On April 25, 2013, the Company exercised its purchase option under the long term ground lease agreement it held through its acquisition of Three Logan Square on August 5, 2010 and acquired the 1.8 acre land parcel underlying Three Logan Square in Philadelphia, Pennsylvania for $20.8 million. The Company has accounted for the transaction as an asset acquisition. A portion of the original purchase price of Three Logan Square was allocated to a below market ground lease intangible asset. As the sum of the purchase price of the land plus the $4.3 million remaining unamortized balance for the intangible asset approximates the fair value of the land as unencumbered by the ground lease, the remaining intangible asset balance was reclassified to land upon exercise of the purchase option. The Company funded the cost of the acquisition with available corporate funds and capitalized $0.1 million of acquisition related costs as part of the basis in the operating land.

Dispositions
On December 19, 2013, the Company sold a 50,000 net rentable square feet office property located in King of Prussia, Pennsylvania known as 875 First Avenue, for a sales price of $3.8 million resulting in a $0.1 million gain on sale after closing and other transaction related costs.
On October 17, 2013, the Company sold a 39,330 net rentable square feet office property located in West Chester, Pennsylvania known as 1336 Enterprise Drive, for a sales price of $2.6 million resulting in a $0.2 million gain on sale after closing and other transaction related costs.
On October 16, 2013 the Austin portfolio was contributed to a newly formed real estate venture. For additional information, see Note 4, "Investments in Unconsolidated Ventures," to our consolidated financial statements.
On August 5, 2013, the Company sold an eight-acre parcel of land located in Richmond, Virginia known as Dabney Land East, for a sales price of $0.5 million resulting in a $0.1 million loss on sale after closing and other transaction related costs. The land parcel was undeveloped as of the date of sale.
On June 28, 2013, the Company sold 16870 West Bernardo Drive, a 68,708 net rentable square feet office property located in San Diego, California, for a sales price of $18.0 million resulting in a $0.9 million loss on sale after closing and other transaction related costs.
On June 28, 2013, the Company sold 100 Arrandale Boulevard, a 34,931 net rentable square feet office property located in Exton, Pennsylvania, for a sales price of $3.5 million resulting in a $0.4 million loss on sale after closing and other transaction related costs.
On June 19, 2013, the Company sold 1700 Paoli Pike, a 28,000 net rentable square feet office property located in Malvern, Pennsylvania known as 100 Applebrook, for a sales price of $2.7 million resulting in a $0.4 million loss on sale after closing and other transaction related costs.
On June 14, 2013, the Company sold Pacific View Plaza, a 51,695 net rentable square feet office property located in Carlsbad, California, for a sales price of $10.3 million resulting in a $0.5 million loss on sale after closing and other transaction related costs.
On February 25, 2013, the Company sold a portfolio of eight office properties containing 800,546 square feet in Lawrenceville, New Jersey, known as "Princeton Pike Corporate Center," for an aggregate sales price of $121.0 million resulting in a $5.3 million gain on sale after closing and other transaction related costs.
The sales of these properties, with the exception of the Austin portfolio and Dabney Land East, are included in discontinued operations.
2012
Dispositions
On July 18, 2012, the Company sold a portfolio of 11 flex/office properties, totaling 466,719 square feet, in Exton, Pennsylvania, collectively known as "Oaklands Corporate Center," for a sales price of $52.7 million resulting in a $9.9 million gain on sale after closing and other transaction related costs.
On June 22, 2012, the Company sold Pacific Ridge Corporate Center, a 121,381 net rentable square feet, two-building office property located in Carlsbad, California, for a sales price of $29.0 million resulting in a $2.8 million loss on sale after closing and other transaction related costs.
On March 22, 2012, the Company sold South Lake at Dulles Corner, a 268,240 net rentable square feet office property located in Herndon, Virginia, for a sales price of $91.1 million resulting in a $14.5 million gain on sale after closing and other transaction related costs.
On January 17, 2012, the Company sold 304 Harper Drive, a 32,978 net rentable square feet office property located in Moorestown, New Jersey, for a sales price of $3.0 million resulting in a $0.2 million gain on sale after closing and other transaction related costs.

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of December 31, 2014, the Company held ownership interests in 17 unconsolidated Real Estate Ventures for an aggregate investment balance of $223.8 million, of which $225.0 million is included in net assets and $1.2 million is included in other liabilities and represents the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of December 31, 2014, eleven of the real estate ventures owned 65 office buildings that contain an aggregate of approximately 6.7 million net rentable square feet; one real estate venture owned 3 acres of undeveloped parcels of land; four real estate ventures owned 22.6 acres of land under active development; one Real Estate Venture owned a residential tower that contains 345 apartment units and one real estate venture developed a hotel property that contains 137 rooms in Conshohocken, PA.
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

The Company’s investment in Real Estate Ventures as of December 31, 2014 and the Company’s share of the Real Estate Ventures’ income (loss) for the year ended December 31, 2014 was as follows (in thousands):

	Ownership Percentage (a)	Carrying Amount	Company’s Share of 2014 Real Estate Venture Income (Loss)	Real Estate Venture Debt at 100%	Current Interest Rate	Debt Maturity
Office Properties
Broadmoor Austin Associates (b)	50%	$65,407	$(460)	$53,516	7.04%	Apr 2023
Brandywine-AI Venture LLC	50%	45,712	(185)	133,843	3.93%	(c)
DRA (G&I) Austin (b)	50%	40,374	(574)	382,100	3.57%	(d)
1000 Chesterbrook Blvd.	50%	2,152	388	24,251	4.75%	Dec 2021
Four Tower Bridge	65%	1,474	(144)	10,353	5.20%	Feb 2021
PJP VII	25%	911	177	5,785	L+2.65%	Dec 2019
PJP II	30%	403	73	3,492	6.12%	Nov 2023
PJP V	25%	216	166	5,242	6.47%	Aug 2019
PJP VI	25%	45	(67)	8,168	6.08%	Apr 2023
G&I Interchange Office LLC (DRA — N. PA) (e) (b)	20%	—	(658)	174,595	5.78%	Feb 2015
Invesco, L.P. (i)		—	989	—
Coppell Associates (f)	50%	(1,214)	(45)	15,747	5.75%	Feb 2016

Other
Residence Inn Tower Bridge	50%	723	107	13,394	5.63%	Feb 2016
HSRE-Campus Crest IX, LLC (b)	30%	14,314	67	90,245	L+2.20%	Jul 2016

Development Properties
4040 Wilson LLC	50%	27,415	(132)	—
Brandywine 1919 Ventures (b) (g)	50%	12,823	(21)	—	L+2.25%	Oct 2018
TB-BDN Plymouth Apartments	50%	12,720	(83)	29,481	L+1.70%	Dec 2017
Seven Tower Bridge	20%	315	(388)	14,865	3.78%	(h)
		$223,790	$(790)	$965,077

(a)	Ownership percentage represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.

(b)
The basis differences associated with these ventures are allocated between cost and the underlying equity in the net assets of the investee and is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization).

(c)
The debt for these properties is comprised of three fixed rate mortgages: (1) $39.3 million with a 4.40% fixed interest rate due January 1, 2019, (2) $28.0 million with a 4.65% fixed interest rate due January 1, 2022, and (3) $66.5 million with a 3.22% fixed interest rate due August 1, 2019, resulting in a time weighted average rate of 3.93%.

(d)
The debt for these properties includes five mortgages: (1) $34.0 million that was swapped to a 1.59% fixed rate (or an all-in fixed rate of 3.52% incorporating the 1.93% spread) due November 1, 2018, (2) $56.0 million that was swapped to a 1.49% fixed rate (or an all-in rate of 3.19% incorporating the 1.70% spread) due October 15, 2018, (3) $140.6 million that was swapped to a 1.43% fixed rate (for an all-in fixed rate of 3.44% incorporating the 2.01% spread) due November 1, 2018, (4) $29.0 million with a 4.50% fixed interest rate due April 6, 2019, and (5) $34.5 million with a 3.87% fixed interest rate due August 6, 2019, resulting in a time and dollar weighted average rate of 3.57%. Also, includes an $88.0 million bridge loan from BDN Austin Properties, LLC, a subsidiary of Brandywine, carrying a 4.00% fixed interest rate until December 31, 2014 and increased to 5.00% through January 31, 2015. See Note 21, "Subsequent Events," for repayment of this note.

(e)
Proceeds received by the Company from the sale of an 80% ownership stake in the properties exceeded the historical cost of those properties. No investment in the real estate venture was reflected on the balance sheet at formation.

(f)	Carrying amount represents the negative investment balance of the venture and is included in other liabilities.

(g)
The stated rate for the construction loan is LIBOR + 2.25%. The interest rate spread decreases to 2.00% upon receipt of certificate of occupancy. It is further reduced to 1.75% upon stabilization. To fulfill interest rate protection requirements an interest rate cap was purchased at 4.50%.

(h)
Comprised of two fixed rate mortgages totaling $8.0 million that mature on March 1, 2017 and accrue interest at a current rate of 7.00%, a $1.0 million 3.00% fixed rate loan through its September 1, 2025 maturity, a $2.0 million 4.00% fixed rate loan with interest only through its February 7, 2016 maturity and a $3.9 million 3.00% fixed rate loan with interest only beginning March 11, 2018 through its March 11, 2020 maturity, resulting in a time and dollar weighted average rate of 3.78%.

(i)	The ownership interest in this property was disposed of prior to December 31, 2014.
The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014		December 31, 2013
Net property	$1,281,282		$965,475
Other assets	195,121		164,152
Other liabilities	68,481		49,442
Debt	965,077		699,860
Equity	442,845		380,325
Company’s share of equity (Company’s basis) (a)	225,004	(b)	180,512

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

(b)	Does not include the negative investment balance of one real estate venture totaling $1.2 million as of December 31, 2014, which is included in other liabilities.
The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2014, 2013 and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue	$147,236	$102,919	$164,013
Operating expenses	(61,268)	(40,436)	(70,775)
Interest expense, net	(36,511)	(26,529)	(41,633)
Depreciation and amortization	(57,109)	(35,138)	(50,241)
Net income (loss)	(7,652)	816	1,364
Company’s share of income (loss) (Company’s basis)	(790)	3,664	2,741
As of December 31, 2014, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2015	$279,351
2016	133,809
2017	44,465
2018	231,030
2019	182,522
Thereafter	93,900
$965,077

1919 Ventures
On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company thereafter contributed the acquired land into a then newly-formed general partnership, referred to below as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest. On October 15, 2014, the Company acquired the interest of the unaffiliated third party at fair value, which approximates carrying value. No remeasurement gain or loss on our previous investment was recorded at that time.
On October 21, 2014, the Company admitted an unaffiliated third party, LCOR/CalSTRS ("LCOR") into 1919 Ventures, for $8.2 million, reflecting an agreed upon $16.4 million valuation of the land and improvements incurred by the Company on behalf of 1919 Ventures. After giving effect to settlement date contributions, distributions and credits, the Company and LCOR had each made, as of October 21, 2014, an additional $5.2 million capital contribution to 1919 Ventures for closing costs and development.
As of December 31, 2014, there was no outstanding balance on the construction loan and equity contributions totaled $13.4 million from each of us and LCOR.
Based upon the facts and circumstances at formation of 1919 Ventures, the Company determined that 1919 Ventures is a VIE in accordance with the accounting standard for the consolidation of VIEs since the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE.
Austin Venture
On October 16, 2013, the Company contributed a portfolio of seven office properties containing an aggregate of 1,398,826 rentable square feet located in Austin, Texas (the "Austin Properties") to a newly-formed joint venture (the "Austin Venture") with G&I VII Austin Office LLC (“DRA”). DRA and the Company, based on arm's-length negotiation, agreed to an aggregate gross sales price of $330.0 million subject to an obligation on the Company's part to fund the first $5.2 million of post-closing capital expenditures, of which $0.8 million was funded by the Company during 2013 and the remaining $4.4 million was funded by the Company during the twelve months ended December 31, 2014.
DRA owns a 50% interest in the Austin Venture and the Company owns a 50% interest in the Austin Venture, subject to the Company's right to receive up to an additional 10% of distributions.
At the closing the Austin Venture obtained third party debt financing of approximately $230.6 million secured by mortgages on the Austin Properties and used proceeds of this financing together with $49.7 million of cash contributions by DRA (less $1.9 million of closing costs and $6.9 million of closing prorations and lender holdbacks) to fund a $271.5 million distribution to the Company. The Company agreed to fund the first $5.2 million of post-closing capital expenditures on behalf of the Austin Venture, resulting in net proceeds of $266.3 million after funding the Company's capital expenditure obligation. As part of the transaction, the Company's subsidiary management company executed an agreement with the Austin Venture to provide property management and leasing services to the Austin Venture in exchange for a market-based fee.
On April 3, 2014, the Company contributed two three-story, Class A office buildings, commonly known as “Four Points Centre,” containing an aggregate of 192,396 net rentable square feet in Austin, Texas to the Austin Venture. See Note 3, "Real Estate Investments," for further information on the contribution.
On July 31, 2014, the Austin Venture acquired the Crossings at Lakeline, comprised of two three-story buildings containing an aggregate of 232,274 rentable square feet located in Austin, TX for $48.2 million. The transaction was funded with $34.5 million of proceeds of a 3.87% fixed rate mortgage loan from a non-affiliated institutional lender and $12.8 million (net of $0.9 million in purchase adjustments) of cash capital contributions, with $6.4 million made by each of DRA and the Company. The Austin Venture expensed approximately $0.1 million of transaction costs to acquire the property, net of $0.6 million credit from the seller.
On October 17, 2014, the Austin Venture acquired River Place, comprised of seven Class A office buildings containing 590,881 rentable square feet located in Austin, Texas for $128.1 million. The transaction was funded through a combination of an $88.0 million short-term loan, secured by a mortgage, made by the Company to the Austin Venture and cash capital contributions of $18.9 million made by each of DRA and the Company to the Austin Venture. The short-term financing was provided by the Company and the Austin Venture was seeking permanent financing as of December 31, 2014. The Company accounted the short-term financing as a note receivable. See Note 2, "Summary of Significant Accounting Policies," for the Company's accounting treatment. The debt agreement for the short-term loan provides financing through March 2015 at the following tiered interest rates; (i) 4.0% through December 31, 2014, (ii) 5.0% from January 1, 2015 through January 31, 2015, (iii) 7.0% from February 1, 2015 through February 28, 2015 and (iv) 9.0% from March 1, 2015 through March 31, 2015. The Austin Venture may repay the short-term loan at any time without penalty. See Note 21, "Subsequent Events," for repayment of the short-term financing. The Austin Venture expensed approximately $0.2 million of transaction costs to acquire the property.
The Company and DRA, utilizing additional equity funding of up to $100.0 million per partner, of which approximately $69.0 million remained unfunded at December 31, 2014, intend to jointly pursue additional office opportunities in targeted Austin sub-markets that meet certain investment criteria.
Based upon the facts and circumstances at formation of the Austin Venture, the Company determined that the Austin Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Austin Venture. Based upon each member's substantive participating rights over the activities of the Austin Venture under the operating and related agreements of the Austin Venture, it is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result, the Company measured its equity interest at fair value based on the fair value of the Austin Properties and the distribution provisions of the real estate venture agreement. Since the Company retains a non-controlling interest in the Austin Properties and there are no other facts and circumstances that preclude the consummation of a sale, the contribution qualifies as a partial sale of real estate under the relevant guidance for sales of real estate. Accordingly, during the fourth quarter of 2013, the Company recorded a gain of approximately $25.9 million, which is reflected in "Net gain (loss) on real estate venture transactions" on the accompanying statement of operations.
The reconsideration event caused by the $88.0 million short-term financing extended from the Company to the Austin Venture did not change this conclusion reached above at formation, as the Austin Venture has sufficient equity at risk, to support the operations of the venture. The equity at risk does not lack decision making rights. There have been no changes to the operating agreement as a result of the Austin Venture entering into the loan agreement with the Company. In addition, the Company concluded that the financing did not change the allocation of the economic benefits of the venture and remains proportionate to the equity ownership and voting rights.
4040 Wilson Venture
On July 31, 2013, the Company formed 4040 Wilson LLC Venture ("4040 Wilson"), a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,900 square foot office representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. 4040 Wilson expects to develop the office building on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. The total estimated project costs are $194.6 million, which the Company expects will be financed through approximately $72.0 million of partner capital contributions (consisting of land with a value of $36.0 million from Ashton Park and $36.0 million in cash from the Company, of which $26.8 million has been funded to date) with the remaining balance funded by debt financing. As part of the 4040 Wilson venture, the Company has agreed to guarantee 100% of any lender mandated recourse. As of December 31, 2014, the Company had not provided any guarantees in respect of 4040 Wilson.
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

Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, the Company acquired, from an unaffiliated third party, the third party's ownership interest in the Six Tower Bridge real estate venture through a nonmonetary exchange for the Company's ownership interest in the Two Tower Bridge real estate venture. The Six Tower Bridge real estate venture owns an unencumbered office property in Conshohocken, PA. The Company previously accounted for its noncontrolling interest in Six Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Six Tower Bridge property and the Company's existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, the Company recorded a gain of approximately $7.8 million, which is reflected in "Net gain from remeasurement of investments in a real estate ventures" on the accompanying statement of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by the Company with an unencumbered fair value of $24.5 million. The Company accounted for this transaction as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, the Company exchanged its non-controlling interest in Two Tower Bridge real estate venture in a nonmonetary transaction with an unaffiliated third party for the third party's interest in the Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture's equity and the distribution provisions of the real estate venture agreement. Based on this fair value and the carrying value for the Company's investment of $(0.1) million, during 2013 the Company recognized a gain on exchange of interests in real estate ventures of $3.7 million, which is reflected in "Net gain (loss) on real estate venture transactions" on the accompanying statement of operations.
evo at Cira Centre South Venture
On January 25, 2013, the Company formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a joint venture among the Company and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). evo at Cira has commenced construction of a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania. Each of the Company and Campus Crest owns a 30% interest in evo at Cira and HSRE owns a 40% interest. evo at Cira is developing the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. The Company contributed to evo at Cira its tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million. The total estimated project costs are $158.5 million, which will be financed through partner capital contributions totaling $60.7 million, with the remaining $97.8 million being financed through construction facilities provided by unaffiliated institutional lenders. As of December 31, 2014, the Company had funded 100% of its share of the equity contributions.
In connection with the development of evo at Cira, each of the Company and Campus Crest provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company's share of the payment guaranty being approximately $24.7 million).
The Company's historical cost basis in the development rights that it contributed to the evo at Cira was $4.0 million, thus creating a $4.5 million basis difference at December 31, 2013 between the Company's initial outside investment basis and its $8.5 million initial equity basis. As this basis difference is not related to a physical land parcel, but rather to development rights to construct evo at Cira, the Company will accrete the basis difference as a reduction of depreciation expense over the life of evo at Cira's assets.
Based upon the facts and circumstances at evo at Cira formation, the Company determined that evo at Cira is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the evo at Cira. Based upon each member's shared power over the activities of evo at Cira under the operating and related agreements of evo at Cira, and the Company's lack of exclusive control over the development and construction phases of the project, evo at Cira is not consolidated by the Company, and is accounted for under the equity method of accounting. Accordingly, the land parcel and associated development rights contributed by the Company to evo at Cira were deconsolidated by the Company upon formation of evo at Cira.
During the third quarter of 2014, evo at Cira placed into service the student housing tower. At December 31, 2014, the project was substantially complete.

BDN Beacon Venture
On March 26, 2013, the Company sold its entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the "Beacon Venture"). The carrying amount of the Company's investment in the Beacon Venture amounted to $17.0 million at the sale date, with the Company's proceeds effectively matching the carrying amount.
Guarantees
As of December 31, 2014, the Company has provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for a project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures the Company provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the venture, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
5. DEFERRED COSTS
As of December 31, 2014 and 2013, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2014
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$164,081	$(64,065)	$100,016
Financing Costs	40,401	(15,193)	25,208
Total	$204,482	$(79,258)	$125,224

	December 31, 2013
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing Costs	$155,885	$(58,805)	$97,080
Financing Costs	40,317	(14,443)	25,874
Total	$196,202	$(73,248)	$122,954
During the years ended December 31, 2014, 2013 and 2012, the Company capitalized internal direct leasing costs of $7.1 million, $7.5 million, and $7.5 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.
6. INTANGIBLE ASSETS
As of December 31, 2014 and 2013, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2014
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$129,411	$(42,068)	$87,343
Tenant relationship value	34,172	(26,344)	7,828
Above market leases acquired	5,641	(1,409)	4,232
Total	$169,224	$(69,821)	$99,403

Below market leases acquired	$53,049	$(27,039)	$26,010

	December 31, 2013
	Total Cost	Accumulated Amortization	Intangible Assets, net
In-place lease value	$150,782	$(35,607)	$115,175
Tenant relationship value	38,692	(26,868)	11,824
Above market leases acquired	6,673	(1,343)	5,330
Total	$196,147	$(63,818)	$132,329

Below market leases acquired	$81,991	$(47,547)	$34,444

For the years ended December 31, 2014, 2013, and 2012, the Company wrote-off through the acceleration of amortization approximately $0.8 million, $1.6 million and $1.4 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012 the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.
As of December 31, 2014, the Company’s annual amortization for its intangible assets/liabilities was as follows (in thousands, and assuming no early lease terminations):

	Assets	Liabilities
2015	$21,363	$5,212
2016	16,898	3,253
2017	15,148	2,664
2018	11,399	2,241
2019	10,086	1,909
Thereafter	24,509	10,731
Total	$99,403	$26,010

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Tysons Corner	$89,513	$91,395	5.36%		Aug 2015
One Commerce Square	123,205	125,089	3.68%	(a)	Jan 2016
Two Logan Square	87,767	88,583	7.57%		Apr 2016
Fairview Eleven Tower	21,242	21,630	4.25%	(b)	Jan 2017
Two Commerce Square	112,000	112,000	4.51%	(a)	Apr 2023
IRS Philadelphia Campus	184,442	190,964	7.00%		Sep 2030
Cira South Garage	37,765	40,101	7.12%		Sep 2030
Principal balance outstanding	655,934	669,762
Plus: fair market value premiums (discounts), net	(1,344)	389
Total mortgage indebtedness	$654,590	$670,151
UNSECURED DEBT:
Three-Year Term Loan - Swapped to fixed	$—	$150,000	2.60%	(c)	Feb 2015
Four-Year Term Loan	—	100,000	LIBOR + 1.75%	(c), (d)	Feb 2016
Seven-Year Term Loan - Swapped to fixed	200,000	200,000	3.62%		Feb 2019
$250.0M 5.40% Guaranteed Notes due 2014	—	218,549	5.53%	(e)	Nov 2014
$250.0M 7.50% Guaranteed Notes due 2015	—	157,625	7.76%	(e)	May 2015
$250.0M 6.00% Guaranteed Notes due 2016	149,919	149,919	5.95%		Apr 2016
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	—	4.23%	(e)	Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	—	4.60%	(e)	Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,803,529	1,929,703
plus: original issue premium (discount), net	(6,811)	(4,473)
Total unsecured indebtedness	$1,796,718	$1,925,230
Total Debt Obligations	$2,451,308	$2,595,381

(a)	This loan was assumed upon acquisition of the related properties on December 19, 2013. The interest rate reflects the market rate at the time of acquisition.

(b)	Represents the full debt amount of a property in a consolidated joint venture for which the Company maintains a 50% interest.

(c)
On September 16, 2014, the Company repaid all balances outstanding under its $150.0 million three-year term loan and its $100.0 million four-year term loan prior to the scheduled maturity dates of February 1, 2015 and February 1, 2016, respectively.

(d)	London Interbank Offered Rate (“LIBOR”).

(e)
On September 16, 2014, the Company closed on an underwritten offering of $250.0 million 4.10% Guaranteed Notes due 2024 (the "2024 Notes") and $250.0 million 4.55% Guaranteed Notes due 2029 (the "2029 Notes"). The Company used the net proceeds, together with cash on hand, to redeem the remaining outstanding balance of its 5.40% Guaranteed Notes due November 1, 2014 (the "2014 Notes") and its 7.50% Guaranteed Notes due May 15, 2015 (the "2015 Notes"). (See further discussion below).

During 2014, 2013, and 2012, the Company’s weighted-average effective interest rate on its mortgage notes payable was 5.72%, 5.73%, and 6.65%, respectively. As of December 31, 2014 and 2013, the net carrying value of the Company's Properties that are encumbered by mortgage indebtedness was $655.9 million and $669.8 million, respectively.
On September 16, 2014, the Company closed on an underwritten offering of its 2024 Notes and 2029 Notes (as defined above). The 2024 Notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 Notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%. The 2024 Notes and 2029 Notes have been reflected net of discounts of $1.5 million and $2.0 million, respectively, in the consolidated balance sheet as of December 31, 2014.

The Company used a portion of the net proceeds from the sale of the 2024 Notes and 2029 Notes, aggregating $492.9 million after the deduction for underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of a portion of 2014 Notes and 2015 Notes (as defined above). Specifically, on September 16, 2014, the Company funded, under the tender offer, $75.1 million in respect of the 2014 Notes and $42.7 million in respect of the 2015 Notes. The Company recognized a $2.6 million loss on early extinguishment of debt related to the total repurchase.
On September 16, 2014, the Company repaid the entire $150.0 million three-year term loan and $100.0 million four-year term loan prior to their scheduled February 2015 and 2016 maturities, respectively. In connection with these repayments, the Company accelerated $0.3 million of deferred financing amortization expense and also incurred a $0.8 million charge on the termination of associated interest rate swap contracts, as reflected in the Company's consolidated statements of operations. See Note 9, "Risk Management and Use of Financial Instruments," for further information related to the termination of the interest rate swap contracts.
On September 16, 2014, the Company gave notice of redemption, in full, of the $143.5 million of 2014 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2014 Notes on October 16, 2014 at a cash redemption price of $1,026.88 per $1,000 principal amount of the 2014 Notes (inclusive of accrued interest to the redemption date). Also on September 16, 2014, the Company gave notice of redemption, in full, of the $114.9 million of 2015 Notes that remained outstanding following completion of the tender offer. The Company completed the redemption of the 2015 Notes on October 16, 2014 at a cash redemption price of $1,070.24 per $1,000 principal amount of the 2015 Notes (inclusive of accrued interest to the redemption date). The Company recognized a $5.0 million loss on early extinguishment of debt related to total repurchase.
The following table provides additional information on the Company’s repurchase of $376.2 million in aggregate principal amount of its outstanding unsecured notes (consisting of the 2014 Notes and 2015 Notes, as indicated above) during the twelve months ended December 31, 2014 (in thousands):

Notes	Principal	Repurchase Amount (a)	Gain (Loss) on Early Extinguishment of Debt (b)	Acceleration of Deferred Financing Amortization
2014 5.40% Notes	$218,549	$219,404	$(855)	$9
2015 7.50% Notes	157,625	164,364	(6,739)	143
	$376,174	$383,768	$(7,594)	$152
During the year-ended December 31, 2013, the Company repurchased $29.3 million of its outstanding unsecured Notes in a series of transactions that are summarized in the following table (in thousands):

Notes	Principal	Repurchase Amount (a)	Gain (Loss) on Early Extinguishment of Debt (b)	Acceleration of Deferred Financing Amortization
2014 5.40% Notes	$19,830	$20,853	$(1,020)	$16
2015 7.50% Notes	8,910	9,945	(1,036)	23
2016 6.00% Notes	510	571	(63)	1
	$29,250	$31,369	$(2,119)	$40
During the year-ended December 31, 2012, the Company repurchased $165.0 million of its outstanding unsecured Notes in a series of transactions that are summarized in the following table (in thousands):

Notes	Principal	Repurchase Amount (a) (c)	Gain (Loss) on Early Extinguishment of Debt (b)	Acceleration of Deferred Financing Amortization
2012 5.75% Notes	$301	$303	$(2)	$—
2014 5.40% Notes	4,302	4,566	(264)	8
2015 7.50% Notes	60,794	69,497	(8,712)	183
2016 6.00% Notes	99,571	112,541	(13,024)	260
	$164,968	$186,907	$(22,002)	$451

(a)	Includes cash losses with respect to redemption of debt.

(b)	Includes unamortized balance of the original issue discount.

(c)	Does not include $151.2 million of 5.75% Guaranteed Notes due 2012 that matured.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company utilizes its $600.0 million four-year unsecured revolving credit facility (the "Credit Facility") for general business purposes, including funding costs of acquisitions, developments and redevelopments and repayment of other debt. The scheduled maturity date of the Credit Facility in place at December 31, 2014 is February 1, 2016. The per annum variable interest rate on the outstanding balances is LIBOR plus 1.50%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. There were no outstanding borrowings under the credit facility during the year-ended December 31, 2014. For the year-ended December 31, 2013, the weighted-average interest rate associated with the Credit Facility was 0.29%. As of December 31, 2014, the Company did not have any outstanding borrowings on its Credit Facility, with $4.3 million in letters of credit outstanding, leaving $595.7 million of unused availability under the Credit Facility.
The Company has the option to increase the amounts available to be advanced under the Credit Facility, subject to customary conditions and limitations, by obtaining additional commitments from the current lenders and other financial institutions. The Company also has the option to extend the maturity date of the Credit Facility. The unsecured $200.0 million seven-year term loan (the "Term Loan") is subject to a prepayment penalty of 1.00% through February 1, 2015 with no penalty thereafter.
The spread to LIBOR for LIBOR-based loans under the Credit Facility will depend on our unsecured senior debt credit rating. Based on the Company's current credit rating, the spread will be 150 basis points under the Credit Facility and 190 basis points under the seven-year term loan, respectively. At our option, advances under the Credit Facility and Term Loan may also bear interest at a per annum floating rate equal to the higher of the prime rate or the federal funds rate plus 0.50% per annum. The Credit Facility contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loans to us at a reduced rate. The Company executed a hedging transaction that fix the rate on the Term Loan at a 3.623% average for its full term. The hedge commenced on February 1, 2012 and the rate is inclusive of the LIBOR spread based on our current investment grade rating. See Note 9, "Risk Management and Use of Financial Instruments," for details of the interest rate swaps entered into as of December 31, 2014.

The Credit Facility and Term Loan contain financial and operating covenants and restrictions. The Company was in compliance with all such restrictions and financial covenants as of December 31, 2014. The Credit Facility restricts the Company's dividend distributions to the greater of 95% of funds from operations or the minimum amount necessary for the Company to maintain its status as a REIT.
As of December 31, 2014, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, were as follows (in thousands):

2015	$102,030
2016	367,703
2017	330,323
2018	336,954
2019	213,155
Thereafter	1,109,298
Total principal payments	2,459,463
Net unamortized premiums/(discounts)	(8,155)
Outstanding indebtedness	$2,451,308
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2014 and 2013, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2014 and 2013 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage notes payable	$654,590	$707,241	$670,151	$715,244
Unsecured notes payable	$1,518,108	$1,593,212	$1,396,620	$1,471,041
Variable rate debt	$278,610	$257,188	$528,610	$526,693
Notes receivable (a)	$88,000	$87,692	$7,026	$7,759

(a)	See Note 2, "Summary of Significant Accounting Policies - Notes Receivable," for further discussion.

The fair value of the Company's unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of December 31, 2014 and 2013. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.
The fair value of the Company's mortgage notes payable, variable rate debt and notes receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value. The fair value of the notes receivable was determined by using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. These financial instruments have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.
For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used as to calculate fair value as of December 31, 2014 was 4.256%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014, and current estimates of fair value may differ from the amounts presented herein.
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
Risks and Uncertainties
In the U.S., market and economic conditions have been improving, resulting in an increase of the volume of real estate transactions in the market. If the economy deteriorates, vacancy rates may increase through 2015 and possibly beyond. The financial markets also have an effect on the Company’s Real Estate Venture partners and contractual counter parties, including counter parties in derivative contracts.
The Company’s Credit Facility, term loans and the indenture governing its unsecured public debt securities (See Note 7, "Debt Obligations") contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the Credit Facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the Credit Facility, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.
Availability of borrowings under the Credit Facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively affect the ability of the Company to perform its obligations under the Credit Facility. While the Company believes that there are currently no material adverse effect events, it is possible that such an event could arise which would limit the Company’s borrowings under the Credit Facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the Credit Facility and any borrowings under the Credit Facility would become unavailable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.
The Company was in compliance with all financial covenants as of December 31, 2014. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.
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

The following table summarizes the terms and fair values of the Company's derivative financial instruments as of December 31, 2014 and December 31, 2013. The notional amounts provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company's consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2014	12/31/2013				12/31/2014	12/31/2013
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	$(334)	$549
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(254)	218
Swap	Interest Rate	Cash Flow	(a)	200,000	200,000	3.623%	December 6-13, 2011	February 1, 2019	(2,649)	(545)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(253)	(311)
Swap	Interest Rate	Cash Flow	(a), (b)	—	77,000	2.703%	December 9-13, 2011	February 1, 2016	—	(887)
Swap	Interest Rate	Cash Flow	(a), (b)	—	50,000	2.470%	December 13, 2011	February 1, 2015	—	(283)
Swap	Interest Rate	Cash Flow	(a), (b)	—	23,000	2.513%	December 7-12, 2011	May 1, 2015	—	(162)
				$278,610	$428,610				$(3,490)	$(1,421)

(a)	Hedging unsecured variable rate debt.

(b)
On September 16, 2014, the Company repaid the entire $150.0 million swapped to fixed portion of its previously mentioned three-year term loan (See Note 7, "Debt Obligations"), consisting of $150.0 million interest rate swaps maturing through February 1, 2016 (shown above). In connection with the repayment, the Company terminated associated hedging contracts, incurring a $0.8 million charge upon termination.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of December 31, 2014, all interest rate swaps are included in other liabilities on the Company's consolidated balance sheet.

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2014, 2013 and 2012. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.
10. DISCONTINUED OPERATIONS
The Company had no property dispositions classified as discontinued operations during the year ended December 31, 2014. There was nominal income before gain on sales recognized during 2014 relating to properties classified into discontinued operations in prior periods and a $0.9 million gain relating to the post closing activity for the sale of the Princeton Pike Corporate Center completed in the first quarter of 2013.
For the years ended December 31, 2014, 2013 and 2012, income from discontinued operations relates to an aggregate of 28 properties containing approximately 2.0 million net rentable square feet that the Company has sold since January 1, 2012.

The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue:
Rents	$—	$4,754	$28,678
Tenant reimbursements	26	355	2,353
Termination fees	—	—	11
Other	—	123	378
Total revenue	26	5,232	31,420
Expenses:
Property operating expenses	8	1,839	8,687
Real estate taxes	—	649	3,468
Depreciation and amortization	—	1,921	10,208
Total operating expenses	8	4,409	22,363
Other income:
Interest income	—	2	7
Income from discontinued operations before gain on sale of interests in real estate	18	825	9,064
Net gain on disposition of discontinued operations	900	3,382	34,774
Income from discontinued operations	$918	$4,207	$43,838

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
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2014 and December 31, 2013, was $17.5 million and $20.3 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $24.5 million and $24.8 million, respectively, as of December 31, 2014 and December 31, 2013.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$6,024	$6,024	$38,982	$38,982	$(37,309)	$(37,309)
Net loss attributable to non-controlling interests - partners' share of consolidated real estate ventures	44	44	—	—	—	—
Net (income) loss from continuing operations attributable to non-controlling interests	(1)	(1)	(357)	(357)	863	863
Amount allocable to unvested restricted shareholders	(349)	(349)	(363)	(363)	(376)	(376)
Preferred share dividends	(6,900)	(6,900)	(6,900)	(6,900)	(10,405)	(10,405)
Preferred share redemption charge	—	—	—	—	(4,052)	(4,052)
Income (loss) from continuing operations available to common shareholders	(1,182)	(1,182)	31,362	31,362	(51,279)	(51,279)
Income from discontinued operations	918	918	4,207	4,207	43,838	43,838
Discontinued operations attributable to non-controlling interests	(10)	(10)	(55)	(55)	(797)	(797)
Discontinued operations attributable to common shareholders	908	908	4,152	4,152	43,041	43,041
Net income (loss) attributable to common shareholders	$(274)	$(274)	$35,514	$35,514	$(8,238)	$(8,238)
Denominator
Weighted-average shares outstanding	166,202,649	166,202,649	153,140,458	153,140,458	143,257,097	143,257,097
Contingent securities/Share based compensation	—	—	—	1,273,853	—	—
Total weighted-average shares outstanding	166,202,649	166,202,649	153,140,458	154,414,311	143,257,097	143,257,097
Earnings per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$(0.01)	$(0.01)	$0.20	$0.20	$(0.36)	$(0.36)
Discontinued operations attributable to common shareholders	0.01	0.01	0.03	0.03	0.30	0.30
Net income (loss) attributable to common shareholders	$—	$—	$0.23	$0.23	$(0.06)	$(0.06)
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
Redeemable common limited partnership units, totaling 1,535,102 in 2014, 1,763,739 in 2013, and 1,845,737 in 2012, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2014, 2013 and 2012, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.

Common and Preferred Shares
On December 9, 2014, the Parent Company declared a distribution of $0.15 per common share, totaling $27.2 million, which was paid on January 20, 2015 to shareholders of record as of January 6, 2015. On December 9, 2014, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of December 30, 2014. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million.
On August 1, 2014, the Parent Company completed an underwritten offering of 21,850,000 common shares. The Parent Company contributed the net proceeds from the sale of the common shares, amounting to $335.0 million after deducting underwriting discounts and commissions and other offering expenses, to the Operating Partnership in exchange for partnership units of the Operating Partnership. The Operating Partnership intends to use the net proceeds for working capital, capital expenditures and other general corporate purposes, which may include acquisitions, developments and the repayment, repurchase and refinancing of debt.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. This Offering Program replaced a prior continuous equity offering program which expired on March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares of beneficial interest and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. From inception of the Offering Program through December 31, 2014, the Parent Company has not sold any shares under the program, resulting in 16,000,000 remaining shares available for sale.
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
The Parent Company did not repurchase any shares under the share repurchase program during the year-ended December 31, 2014. As of December 31, 2014, the Parent Company may purchase an additional 539,200 shares under the program.
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

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$6,024	$6,024	$38,982	$38,982	$(37,309)	$(37,309)
Amount allocable to unvested restricted unitholders	(349)	(349)	(363)	(363)	(376)	(376)
Preferred unit dividends	(6,900)	(6,900)	(6,900)	(6,900)	(10,405)	(10,405)
Net loss attributable to non-controlling interests	44	44	—	—	—	—
Preferred unit redemption charge	—	—	—	—	(4,052)	(4,052)
Income (loss) from continuing operations available to common unitholders	(1,181)	(1,181)	31,719	31,719	(52,142)	(52,142)
Discontinued operations attributable to common unitholders	918	918	4,207	4,207	43,838	43,838
Net income (loss) attributable to common unitholders	$(263)	$(263)	$35,926	$35,926	$(8,304)	$(8,304)
Denominator
Weighted-average units outstanding	167,942,246	167,942,246	154,929,545	154,929,545	145,883,217	145,883,217
Contingent securities/Unit based compensation	—	—	—	1,273,853	—	—
Total weighted-average units outstanding	167,942,246	167,942,246	154,929,545	156,203,398	145,883,217	145,883,217
Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$(0.01)	$(0.01)	$0.20	$0.20	$(0.36)	$(0.36)
Discontinued operations attributable to common unitholders	0.01	0.01	0.03	0.03	0.30	0.30
Net income (loss) attributable to common unitholders	$—	$—	$0.23	$0.23	$(0.06)	$(0.06)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2014, 2013 and 2012, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
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
Preferred Mirror Partnership Units
In exchange for the proceeds received in corresponding offerings by the Parent Company of preferred units of beneficial interest, the Operating Partnership has issued to the Parent Company a corresponding amount of Preferred Mirror Partnership Units with terms consistent with that of the preferred securities issued by the Parent Company.

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
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2014, 2013 and 2012, which was $15.98, $14.09, $12.19, respectively. As of December 31, 2014 and 2013, 1,535,102 and 1,763,739 of Class A Units, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 9, 2014, the Operating Partnership declared a distribution of $0.15 per common unit, totaling $27.2 million, which was paid on January 20, 2015 to unitholders of record as of January 6, 2015. On December 9, 2014, the Operating Partnership declared distributions on its Series E Preferred Units to holders of record as of December 30, 2014. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2013. This Offering Program replaced a prior continuous equity offering program which expired on March 10, 2013. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares of beneficial interest and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. From inception of the Offering Program through December 31, 2014 the Parent Company has not sold any shares under the program, resulting in 16,000,000 remaining shares available for sale. Generally, the Parent Company contributes the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn uses for general corporate purposes.
Common Unit Repurchases
The Parent Company did not repurchase any shares under its share repurchase program during the year-ended December 31, 2014 and accordingly, during the year-ended December 31, 2014, the Operating Partnership did not repurchase any units in connection with the Parent Company’s share repurchase program.
14. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION
Stock Options
At December 31, 2014, options exercisable for 2,684,795 common shares were outstanding under the Parent Company's shareholder approved equity incentive plan (referred to as the "Equity Incentive Plan"). During the year ended December 31, 2014, the Company recognized compensation expense related to unvested options that was nominal. For the years ended December 31, 2013 and 2012, the Company recognized compensation expense related to unvested options of $0.7 million, and $1.6 million, respectively. During the year ended December 31, 2014, the Company also capitalized a nominal amount of compensation expense as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2013 and 2012, the Company capitalized $0.1 million and $0.5 million, respectively.

Option activity as of December 31, 2014 and changes during the year-ended December 31, 2014 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,983,569	$15.50	5.15	$—
Exercised	(184,116)	$11.65		671,008
Forfeited/Expired	(114,658)	$20.61
Outstanding at December 31, 2014	2,684,795	$15.55	4.10	$1,152,891
Vested/Exercisable at December 31, 2014	2,684,795	$15.55	4.10	$1,152,891

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees automatically vest in employer contributions. The Company contributions were $0.4 million in each of 2014, 2013 and 2012.

Restricted Share Awards
As of December 31, 2014, 540,066 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at December 31, 2014 was approximately $2.4 million, and is expected to be recognized over a weighted average remaining vesting period of 1.4 years. During 2014, the Company recognized compensation expense related to outstanding restricted shares of $2.7 million, of which $0.6 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2013 and 2012, the Company recognized $3.2 million (of which $0.6 million was capitalized) and $3.4 million (of which $0.9 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.
The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2014	563,713	$12.56
Granted	229,119	14.47
Vested	(234,169)	13.44
Forfeited	(18,597)	12.67
Non-vested at December 31, 2014	540,066	$12.21
On March 11, 2014 and March 12, 2014, the Compensation Committee of the Company’s Board of Trustees awarded restricted shares, of which 131,641 cliff vest after three years from the grant date. Of these shares, 2,396 were canceled, leaving 129,245 unvested as of December 31, 2014. The remaining 69,794 shares vest ratably over three years, of which 3,839 were canceled, leaving 65,955 unvested. In addition, on May 29, 2014, 27,684 restricted shares were granted and will vest ratably over three years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

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

	RPSU Grant
	3/1/2012	2/25/2013	3/11/2014	3/12/2014	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2014	242,122	231,093	—	—	473,215
Units Granted	—	—	134,284	61,720	196,004
Units Canceled	(34,739)	(31,516)	(3,567)	—	(69,822)
Non-vested at December 31, 2014	207,383	199,577	130,717	61,720	599,397

Measurement Period Commencement Date	1/1/2012	1/1/2013	1/1/2014	1/1/2014
Measurement Period End Date	12/31/2014	12/31/2015	12/31/2016	12/31/2016
Units Granted	265,222	231,093	134,284	61,720
Fair Value of Units on Grant Date (in thousands)	$4,273	$4,137	$2,624	$1,225
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
For the year ended December 31, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $3.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $4.4 million, of which $0.8 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2012, the Company recognized total compensation expense for the 2012, 2011 and 2010 RPSU awards of $3.5 million, of which $1.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized at December 31, 2014 was approximately $2.1 million, and is expected to be recognized over a weighted average remaining vesting period of 1.0 year.
The Company issued 150,829 common shares on March 1, 2014 in settlement of RPSUs that had been awarded on March 2, 2011 (with a three-year measurement period ended December 31, 2013). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 7, 2014.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2014 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. During the year-ended December 31, 2014, 2013 and 2012, employees made purchases under the ESPP of $0.4 million and the Company recognized $0.1 million of compensation expense related to the ESPP. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For the year ended December 31, 2014, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds. For the years ended December 31, 2013 and 2012 the Company recorded net increases in compensation costs of $0.2 million and $0.3 million, respectively, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2014 and 2013, 0.4 million and 0.3 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. DISTRIBUTIONS

	Years ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.41	$0.52	$0.39
Capital gain	0.02	—	—
Non-taxable distributions	0.17	0.08	0.21
Distributions per share	$0.60	$0.60	$0.60
Percentage classified as ordinary income	69.00%	87.00%	65.00%
Percentage classified as capital gain	3.30%	—%	—%
Percentage classified as non-taxable distribution	27.70%	13.00%	35.00%
Preferred Share Distributions:
Total distributions declared	$6,900	$6,900	$10,405
Percentage classified as ordinary income	100.00%	100.00%	100.00%
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. The total remaining USB contributions presented within the Company’s consolidated balance sheet amounted to $15.1 million as of December 31, 2014 and $26.8 million as of December 31, 2013. The contributions were recorded net of the amounts allocated to non-controlling interest for 2014 and 2013, as described above, of $3.0 million and $2.8 million at the end of the years ended December 31, 2014 and December 31, 2013, respectively, with the remaining balance being presented within deferred income. Beginning in September 2011 to September 2015, the Company recognized and will recognize the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statements of operations. During the years-ended December 31, 2014 and 2013, the Company recognized $11.9 million of the cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) in its consolidated statements of operations.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred costs at December 31, 2014 and December 31, 2013 are $0.5 million and $1.0 million, respectively, and are included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregates to $1.4 million, for the years ended December 31, 2014 and 2013, respectively, and $1.3 million for the year ended December 31, 2012.
New Markets Tax Credit Transaction
On December 30, 2008, the Company entered into a transaction with USB related to the Cira South Garage in Philadelphia, Pennsylvania and expects to receive a net benefit of $8.0 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in under-served and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.
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
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. The USB contribution of $13.3 million is included in deferred income on the Company’s consolidated balance sheets at each of the years ended December 31, 2014 and December 31, 2013. The USB contribution other than the amount allocated to the put obligation will be recognized as income in the consolidated financial statements when the tax benefits are delivered without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The Company anticipates that it will recognize the net cash received as revenue within other income/expense in the year ended December 31, 2015. The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code. The Company expects that the put/call provision will be exercised in 2017.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred cost at each of the years ended December 31, 2014 and December 31, 2013 is $5.3 million, and is included in other assets in the Company’s consolidated balance sheet.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2014 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2012	$(6,079)
Change during year	(7,338)
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	187
Settlement of interest rate swaps	(2,985)
Reclassification adjustments for (gains)/losses reclassified into operations	297
Balance at December 31, 2012	$(15,918)
Change during year	12,789
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	(152)
Reclassification adjustments for (gains)/losses reclassified into operations	286
Balance at December 31, 2013	$(2,995)
Change during year	(1,190)
Non-controlling interest — consolidated real estate venture partner’s share of unrealized (gains)/losses on derivative financial instruments	18
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(4,607)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2012	$(6,426)
Change during year	(7,338)
Reclassification adjustments for (gains)/losses reclassified into operations	297
Settlement of interest rate swaps	(2,985)
Balance at December 31, 2012	$(16,452)
Change during year	12,789
Reclassification adjustments for (gains)/losses reclassified into operations	286
Balance at December 31, 2013	$(3,377)
Change during year	(1,190)
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(5,007)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.
18. SEGMENT INFORMATION
During the year ended December 31, 2014, the Company was managing its portfolio within seven segments: (1) Pennsylvania, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in Austin. On April 3, 2014, the Company contributed Four Points Centre to the Austin Venture. After contributing this property, the Company does not wholly own any operating properties in Austin, Texas (For additional information, see Note 4, "Investment In Unconsolidated Ventures"). The California segment includes properties in Oakland, Concord, and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments for the three years ended December 31, 2014, 2013 and 2012 (in thousands):

Real estate investments, at cost:
	December 31, 2014	December 31, 2013	December 31, 2012
Philadelphia CBD (a)	$1,338,655	$1,300,666	$988,590
Pennsylvania Suburbs	1,178,470	1,199,105	1,178,730
Metropolitan Washington, D.C.	1,183,652	1,214,965	1,193,200
New Jersey/Delaware	392,581	414,716	546,644
Richmond, Virginia	317,076	310,397	309,923
California	193,258	192,584	223,736
Austin, Texas (b)	—	36,856	285,346
	$4,603,692	$4,669,289	$4,726,169
Assets held for sale (c)	27,436	—	—
Operating Properties	$4,631,128	$4,669,289	$4,726,169

Corporate
Construction-in-progress	$201,360	$74,174	$48,950
Land inventory	$90,603	$93,351	$102,439

(a)	On December 19, 2013, the Company acquired 99% of the common interests in the One and Two Common Square partnerships. See Note 3, "Real Estate Investments," for further information on the acquisition.

(b)
On April 3, 2014, the Company contributed two three-story, Class A office buildings, containing an aggregate of 192,396 net rentable square feet, known as Four Points Centre in Austin, Texas to the Austin Venture. See Note 3, "Real Estate Investments," for further information on the contribution.

(c)
On December 31, 2014, the Company was actively marketing for sale of its Atrium I and Libertyview properties, comprised of two office properties located in the New Jersey/Delaware segment. As of December 31, 2014 the properties were classified as held for sale on the consolidated balance sheet. See Note 3, "Real Estate Investments," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations. Accordingly, the real estate investments remained in the New Jersey/Delaware segment as of December 31, 2014.

	Years ended
	December 31,
	2014			2013			2012
	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses (b)	Net operating income	Total revenue	Operating expenses	Net Operating income
Philadelphia CBD	$201,809	$(75,262)	$126,547	$146,081	$(55,702)	$90,379	$131,592	$(50,787)	$80,805
Pennsylvania Suburbs	160,630	(55,062)	105,568	153,426	(54,506)	98,920	150,075	(52,657)	97,418
Metropolitan Washington, D.C.	113,834	(43,399)	70,435	116,048	(42,641)	73,407	107,656	(41,485)	66,171
New Jersey/Delaware	60,403	(31,650)	28,753	60,262	(29,981)	30,281	59,671	(28,506)	31,165
Richmond, Virginia	34,180	(15,399)	18,781	35,058	(14,916)	20,142	35,701	(14,484)	21,217
California	19,388	(10,165)	9,223	18,369	(9,411)	8,958	17,463	(9,043)	8,420
Austin, Texas (a)	5,610	(3,223)	2,387	31,451	(13,298)	18,153	32,379	(13,951)	18,428
Corporate	1,128	(1,805)	(677)	1,515	(1,314)	201	1,142	65	1,207
Operating Properties	$596,982	$(235,965)	$361,017	$562,210	$(221,769)	$340,441	$535,679	$(210,848)	$324,831

(a)
On April 3, 2014, the Company contributed two three-story, Class A office buildings, containing an aggregate of 192,396 net rentable square feet, known as Four Points Centre in Austin, Texas to the Austin Venture. See Note 3, "Real Estate Investments," for further information on the contribution. Accordingly, the Company's 50% interest in the financial results of this property for the period subsequent to April 3, 2014 is reported as a component of 'Equity in income (loss) of real estate ventures' in the Company's consolidated statements of operations and, as a result, no longer included as a component of net operating income.

(b)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate ventures
	As of			Years ended December 31,
	December 31, 2014	December 31, 2013	December 31, 2012	2014	2013	2012
Philadelphia CBD (a)	$27,137	$19,975	$27,859	$46	$1,547	$1,113
Pennsylvania Suburbs	17,385	17,272	33,160	(777)	925	520
Metropolitan Washington, D.C.	73,127	59,905	49,169	(317)	130	(648)
New Jersey/Delaware	—	—	17,294	989	1,245	1,803
Richmond, Virginia	1,574	1,400	1,245	349	381	269
Austin, Texas (b) (c)	105,781	81,960	64,828	(1,080)	(564)	(316)
Total	$225,004	$180,512	$193,555	$(790)	$3,664	$2,741

(a)
During the fourth quarter of 2014, the Company made an additional $5.2 million capital contribution to 1919 Ventures. See Note 4, "Investment In Unconsolidated Ventures," for further information on this transaction.

(b)	Investment in real estate ventures does not include the $1.2 million negative investment balance in one real estate venture as of December 31, 2014, which is included in other liabilities.

(c)
On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated real estate venture. On July 31, 2014, the Austin Venture completed the acquisition of the Crossings at Lakeline. On October 17, 2014, the Austin Venture acquired River Place. See Note 4, "Investment In Unconsolidated Ventures," for further information on these acquisitions.

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

	Years Ended December 31,
	2014	2013	2012

Consolidated net operating income	$361,017	$340,441	$324,831
Less:
Interest expense	(124,329)	(121,937)	(132,939)
Interest expense - amortization of deferred financing costs	(5,148)	(4,676)	(6,208)
Interest expense - financing obligation	(1,144)	(972)	(850)
Depreciation and amortization	(208,569)	(197,021)	(188,382)
General and administrative expenses	(26,779)	(27,628)	(25,413)
Plus:
Interest income	3,974	1,044	3,008
Historic tax credit transaction income	11,853	11,853	11,840
Recognized hedge activity	(828)	—	(2,985)
Equity in income (loss) of real estate ventures	(790)	3,664	2,741
Net gain from remeasurement of investments in real estate ventures	458	6,866	—
Net gain on sales of interests in real estate	4,901	—	—
Net gain (loss) on sale of undepreciated real estate	1,184	(137)	—
Net (loss) gain on real estate venture transactions	(417)	29,604	(950)
Provision for impairment on assets held for sale	(1,765)	—	—
Loss on early extinguishment of debt	(7,594)	(2,119)	(22,002)
Income (loss) from continuing operations	6,024	38,982	(37,309)
Income from discontinued operations	918	4,207	43,838
Net income	$6,942	$43,189	$6,529

19. OPERATING LEASES
The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2014 are as follows (in thousands):

Year	Minimum Rent
2015	$461,215
2016	443,383
2017	411,288
2018	362,370
2019	315,196
Thereafter	1,515,750

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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no associated letters-of-credit at December 31, 2014 and December 31, 2013. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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

Ground Rent
Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 7 to 75 years. Minimum future rental payments on non-cancelable leases at December 31, 2014 are as follows (in thousands):

Year	Minimum Rent
2015	$1,378
2016	1,378
2017	1,378
2018	1,378
2019	1,378
Thereafter	57,114
Total	$64,004
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
Other Commitments or Contingencies
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the "TRC acquisition"), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2014, the Company had a balance of $1.8 million for this liability in its consolidated balance sheet.
The Company was audited by the Internal Revenue Service (the “IRS”) for its 2004 tax year. The audit concerned the tax treatment of the TRC acquisition in September 2004 in which the Company acquired a portfolio of properties through the acquisition of a limited partnership. On December 17, 2010, the Company received notice that the IRS proposed an adjustment to the allocation of recourse liabilities allocated to the contributor of the properties. The Company appealed the proposed adjustment and during the second quarter of 2013 entered into a settlement agreement with the IRS which will not result in a material liability for the Company for federal income taxes. The contributor of partnership interests in the 2004 transaction has agreed not to assert a claim against the Company under the tax protection agreement entered into as part of the transaction.
As part of the Company’s 2006 merger with Prentiss Properties Trust ("Prentiss"), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2014: One Rodney Square and 130/150/170 Radnor Financial Center (January, 2015); and One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

As part of the Company’s acquisition of properties from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties with the right to guarantee the Company’s indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company would be required to provide the prior owner an opportunity to guaranty qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms favorable to the Company. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021, in the amounts of not less than $125.0 million on One Commerce Square and $100.0 million on Two Commerce Square. Similarly, the Company has agreements in place with other contributors of assets that obligate it to maintain debt available for them to guaranty.
In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Company entered into a historic tax credit and new markets tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to US Bancorp or a reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements runs through 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.
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
21. SUBSEQUENT EVENTS
On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and the proceeds of this loan were applied to repay in full our $88.0 million short-term loan related to the acquisition of River Place. See Note 4, "Investment In Unconsolidated Ventures," for further information regarding this acquisition.
On January 8, 2015, the Company sold two office properties known as Atrium I, which includes 99,668 square feet of rentable space located in Mt Laurel, New Jersey and Libertyview, which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey, for a total sales price of $28.3 million resulting in a gain on sale of $9.0 million after closing and other transaction related costs.
The Company has evaluated subsequent events through the date the financial statements were issued.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total revenue	$152,114	$150,500	$146,558	$147,810
Net income (loss)	(2,245)	2,174	8,882	(1,869)
Net income (loss) allocated to Common Shares	(4,041)	385	6,967	(3,585)
Basic earnings (loss) per Common Share	$(0.03)	$—	$0.04	$(0.02)
Diluted earnings (loss) per Common Share	$(0.03)	$—	$0.04	$(0.02)
2013
Total revenue	$139,554	$140,664	$143,354	$138,658
Net income	3,919	7,180	11,088	21,002
Net income allocated to Common Shares	2,058	5,308	9,173	18,975
Basic earnings per Common Share	$0.01	$0.03	$0.06	$0.12
Diluted earnings per Common Share	$0.01	$0.03	$0.06	$0.12
The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts due to rounding. The above information was updated to reclassify amounts previously reported to reflect discontinued operations. See Note 2, "Summary Of Significant Accounting Policies," and Note 10, "Discontinued Operations."

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year-ended December 31, 2014	$16,248	$790	$1,691	$15,347
Year-ended December 31, 2013	$16,646	$1,384	$1,782	$16,248
Year-ended December 31, 2012	$15,485	$1,891	$730	$16,646

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	—	2,657	4,462	14,011	2,657	18,473	21,130	6,255	1999	1999	40
300 Berwyn Park	Berwyn	PA	—	2,206	13,422	3,800	2,206	17,222	19,428	8,280	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	5,047	2,611	15,492	18,103	7,984	1984	1999	40
1200 Swedesford Road	Berwyn	PA	—	2,595	11,809	3,534	2,595	15,343	17,938	6,457	1994	2001	40
200 Berwyn Park	Berwyn	PA	—	1,533	9,460	2,466	1,533	11,926	13,459	5,751	1987	1997	40
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	2,979	2,086	11,321	13,407	3,441	1987	2001	40
100 Berwyn Park	Berwyn	PA	—	1,180	7,290	2,228	1,180	9,518	10,698	4,661	1986	1997	40
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	4,255	2,045	11,115	13,160	2,961	1986	2001	40
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	1,269	1,695	8,048	9,743	2,561	1997	2001	40
980 Harvest Drive	Blue Bell	PA	—	2,079	8,315	736	2,079	9,051	11,130	2,935	1988	2002	40
910 Harvest Drive	Blue Bell	PA	—	1,224	8,645	(730)	1,224	7,915	9,139	4,394	1990	1998	40
925 Harvest Drive	Blue Bell	PA	—	1,671	6,606	993	1,671	7,599	9,270	3,480	1990	1998	40
920 Harvest Drive	Blue Bell	PA	—	1,209	6,595	(684)	1,209	5,911	7,120	3,134	1990	1998	40
181 Washington Street	Conshohocken	PA	—	6,927	14,722	786	6,927	15,508	22,435	698	1999	2013	40
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	376	1,689	7,132	8,821	3,431	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	3,262	4,241	19,841	24,082	8,392	1988	1998	40
One Progress Drive	Horsham	PA	—	1,399	5,629	5,202	1,399	10,831	12,230	4,457	1986	1996	40
500 Enterprise Drive	Horsham	PA	—	1,303	5,188	3,743	1,303	8,931	10,234	4,098	1990	1996	40
640 Freedom Business Center	King Of Prussia	PA	—	4,222	16,891	4,686	4,222	21,577	25,799	9,535	1991	1998	40
555 Croton Road	King of Prussia	PA	—	4,486	17,943	1,412	4,486	19,355	23,841	6,779	1999	2001	40
630 Allendale Road	King of Prussia	PA	—	2,836	4,028	12,484	2,898	16,450	19,348	5,778	2000	2000	40
620 Freedom Business Center	King Of Prussia	PA	—	2,770	11,014	3,375	2,770	14,389	17,159	7,515	1986	1998	40
1000 First Avenue	King Of Prussia	PA	—	2,772	10,936	2,117	2,772	13,053	15,825	5,894	1980	1998	40
1060 First Avenue	King Of Prussia	PA	—	2,712	10,953	4,522	2,712	15,475	18,187	6,646	1987	1998	40
630 Freedom Business Center	King Of Prussia	PA	—	2,773	11,144	2,343	2,773	13,487	16,260	6,300	1989	1998	40
1020 First Avenue	King Of Prussia	PA	—	2,168	8,576	7,617	2,168	16,193	18,361	6,766	1984	1998	40
1040 First Avenue	King Of Prussia	PA	—	2,860	11,282	6,080	2,860	17,362	20,222	5,460	1985	1998	40
610 Freedom Business Center	King Of Prussia	PA	—	2,017	8,070	2,393	2,017	10,463	12,480	4,883	1985	1998	40
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	1,701	1,916	6,079	7,995	2,920	1968	1998	40
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	1,522	1,303	6,723	8,026	3,390	1979	1996	40
741 First Avenue	King Of Prussia	PA	—	1,287	5,151	11	1,287	5,162	6,449	2,363	1966	1998	40
751-761 Fifth Avenue	King Of Prussia	PA	—	1,097	4,391	31	1,097	4,422	5,519	2,021	1967	1998	40
620 Allendale Road	King Of Prussia	PA	—	1,020	3,839	658	1,020	4,497	5,517	2,008	1961	1998	40
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	2,045	1964	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
660 Allendale Road	King Of Prussia	PA	$—	$396	$948	$2,957	$1,085	$3,216	$4,301	$921	2011	1998	40
640 Allendale Road	King of Prussia	PA	—	439	432	1,580	439	2,012	2,451	802	2000	2000	40
14 Campus Boulevard	Newtown Square	PA	—	2,244	4,217	1,533	2,244	5,750	7,994	3,322	1998	1998	40
17 Campus Boulevard	Newtown Square	PA	—	1,108	5,155	(374)	1,108	4,781	5,889	1,728	2001	1997	40
11 Campus Boulevard	Newtown Square	PA	—	1,112	4,067	1,006	1,112	5,073	6,185	1,967	1998	1999	40
15 Campus Boulevard	Newtown Square	PA	—	1,164	3,896	249	1,164	4,145	5,309	1,394	2002	2000	40
18 Campus Boulevard	Newtown Square	PA	—	787	3,312	(77)	787	3,235	4,022	1,631	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	—	6,198	16,131	16,130	6,198	32,261	38,459	9,982	2001	2000	40
4000 Chemical Road	Plymouth Meeting	PA	—	4,373	24,546	1,467	4,373	26,013	30,386	4,864	2006	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	3,357	3,651	17,871	21,522	5,892	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	1,609	3,652	16,897	20,549	5,659	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	1,902	3,558	16,645	20,203	5,994	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,339	3,572	15,774	19,346	5,378	1990	2002	40
660 West Germantown Pike	Plymouth Meeting	PA	—	3,694	5,487	18,484	5,404	22,261	27,665	1,436	1987	2012	30
2240/2250 Butler Pike	Plymouth Meeting	PA	—	1,104	4,627	1,312	1,104	5,939	7,043	3,596	1984	1996	40
2260 Butler Pike	Plymouth Meeting	PA	—	661	2,727	2,115	661	4,842	5,503	2,165	1984	1996	40
120 West Germantown Pike	Plymouth Meeting	PA	—	685	2,773	729	685	3,502	4,187	1,767	1984	1996	40
140 West Germantown Pike	Plymouth Meeting	PA	—	481	1,976	282	481	2,258	2,739	1,079	1984	1996	40
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	135	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	12,549	11,897	49,563	61,460	16,431	1983	2004	29
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	23,182	7,323	51,795	59,118	18,406	1998	2004	29
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	5,070	8,949	34,888	43,837	15,445	2001	2004	25

555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	16,854	8,609	32,767	41,376	12,563	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,501	5,705	29,592	35,297	10,480	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	5,455	6,578	30,908	37,486	8,024	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,645	4,791	20,588	25,379	8,094	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	3,888	3,942	19,367	23,309	6,882	1998	2004	29
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,483	2,567	11,827	14,394	4,357	1983	2004	25
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	1,718	2,509	9,870	12,379	3,051	1983	2004	25
200 Radnor Chester Road	Radnor	PA	—	3,366	—	3,675	3,366	3,675	7,041	113	2014	2005	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	3,189	6,251	28,398	34,649	7,640	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	3,876	3,557	18,125	21,682	4,204	1999	2005	40
595 East Swedesford Road	Wayne	PA	—	2,729	10,917	2,307	2,729	13,224	15,953	4,464	1998	2003	40
575 East Swedesford Road	Wayne	PA	—	2,178	8,712	1,681	2,178	10,393	12,571	3,692	1985	2003	40
565 East Swedesford Road	Wayne	PA	—	1,872	7,489	1,744	1,872	9,233	11,105	3,166	1984	2003	40
585 East Swedesford Road	Wayne	PA	—	1,350	5,401	1,350	1,350	6,751	8,101	1,551	1998	2003	40
PHILADELPHIA CBD
2970 Market Street	Philadelphia	PA	184,442	22,430	217,763	12,021	22,430	229,784	252,214	27,560	2010	2007	40
2929 Arch Street	Philadelphia	PA	—	—	208,570	29,302	12,586	225,286	237,872	85,000	2005	N/A	40
1717 Arch Street	Philadelphia	PA	—	—	98,188	66,550	25,195	139,543	164,738	19,000	1990	2010	40
2001 Market Street	Philadelphia	PA	112,000	15,323	120,842	2,125	15,323	122,967	138,290	3,371	1992	2013	40
130 North 18th Street	Philadelphia	PA	—	14,496	107,736	17,397	14,473	125,156	139,629	37,755	1998	2004	34
100 North 18th Street	Philadelphia	PA	87,767	16,066	100,255	10,925	16,066	111,180	127,246	35,435	1988	2004	36
2005 Market Street	Philadelphia	PA	123,205	15,161	122,486	(11,726)	15,161	110,760	125,921	2,959	1987	2013	40
2930 Chestnut Street	Philadelphia	PA	37,765	—	76,008	2,644	—	78,652	78,652	8,677	2010	N/A	40
1900 Market Street	Philadelphia	PA	—	7,768	17,263	481	7,768	17,744	25,512	1,246	1981	2012	30
3020 Market Street	Philadelphia	PA	—	—	21,417	6,225	—	27,642	27,642	3,260	1959	2011	26
101 - 103 Juniper Street	Philadelphia	PA	—	—	14,401	324	478	14,247	14,725	1,865	2010	2006	40
Philadelphia Marine Center	Philadelphia	PA	—	532	2,196	3,444	628	5,544	6,172	2,408	Various	1998	40
METROPOLITAN WASHINGTON, D.C.
11720 Beltsville Drive	Beltsville	MD	—	3,831	16,661	3,399	3,904	19,987	23,891	5,887	1987	2006	46
11700 Beltsville Drive	Beltsville	MD	—	2,808	12,081	293	2,863	12,319	15,182	2,702	1981	2006	46
11710 Beltsville Drive	Beltsville	MD	—	2,278	11,100	(814)	2,321	10,243	12,564	2,370	1987	2006	46
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	11,303	—	48,724	48,724	15,070	1981	2006	50
11740 Beltsville Drive	Bethesda	MD	—	198	870	42	202	908	1,110	211	1987	2006	46
12015 Lee Jackson Memorial Highway	Fairfax	VA	—	3,770	22,895	3,987	3,841	26,811	30,652	7,188	1985	2006	42
11781 Lee Jackson Memorial Highway	Fairfax	VA	—	3,246	19,836	567	3,307	20,342	23,649	4,748	1982	2006	40
4401 Fair Lakes Court	Fairfax	VA	—	1,569	11,982	247	1,599	12,199	13,798	2,456	1988	2006	52
3141 Fairview Park Drive (d)	Falls Church	VA	21,242	5,918	40,981	12,017	7,080	51,836	58,916	10,264	1988	2006	51
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	18,280	16,129	83,875	100,004	28,064	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	—	8,243	52,413	13,499	8,782	65,373	74,155	13,524	1999	2006	55
196/198 Van Buren Street	Herndon	VA	—	7,931	43,812	9,040	8,348	52,435	60,783	10,308	1991	2006	53
2251 Corporate Park Drive	Herndon	VA	—	11,472	45,893	2,276	11,472	48,169	59,641	9,758	2000	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	—	10,365	43,876	4,648	10,365	48,524	58,889	12,675	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	—	7,279	46,340	117	7,417	46,319	53,736	8,645	1990	2006	50
13880 Dulles Corner Lane	Herndon	VA	—	7,236	39,213	3,369	7,373	42,445	49,818	7,824	1997	2006	55

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014 (a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
2121 Cooperative Way	Herndon	VA	—	5,598	38,639	2,532	5,795	40,974	46,769	7,665	2000	2006	54
2201 Cooperative Way	Herndon	VA	—	4,809	34,093	4,513	4,809	38,606	43,415	7,153	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	—	3,794	19,365	2,121	3,866	21,414	25,280	4,441	1989	2006	46
1676 International Drive	Mclean	VA	58,470	18,437	97,538	3,183	18,785	100,373	119,158	16,619	1999	2006	55
8260 Greensboro Drive	Mclean	VA	31,043	7,952	33,964	1,641	8,102	35,455	43,557	7,320	1980	2006	52
2273 Research Boulevard	Rockville	MD	—	5,167	31,110	3,764	5,237	34,804	40,041	10,191	1999	2006	45
2275 Research Boulevard	Rockville	MD	—	5,059	29,668	6,479	5,154	36,052	41,206	7,672	1990	2006	45
2277 Research Boulevard	Rockville	MD	—	4,649	26,952	695	4,733	27,563	32,296	5,724	1986	2006	45
1900 Gallows Road	Vienna	VA	—	7,797	47,817	10,849	7,944	58,519	66,463	11,008	1989	2006	52
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	4,858	4,397	35,662	40,059	6,399	1984	2006	51
NEW JERSEY/DELAWARE
457 Haddonfield Road (e)	Cherry Hill	NJ	—	2,142	9,120	1,402	2,142	10,522	12,664	5,273	1990	1996	40
200 Lake Drive East	Cherry Hill	NJ	—	2,069	8,275	1,328	2,069	9,603	11,672	3,635	1989	2001	40
220 Lake Drive East	Cherry Hill	NJ	—	2,144	8,798	825	2,144	9,623	11,767	3,490	1988	2001	40
210 Lake Drive East	Cherry Hill	NJ	—	1,645	6,579	1,917	1,645	8,496	10,141	2,812	1986	2001	40
20 East Clementon Road	Gibbsboro	NJ	—	769	3,055	480	769	3,535	4,304	1,682	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	—	244	971	78	244	1,049	1,293	497	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	—	231	921	123	231	1,044	1,275	475	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	—	114	964	653	114	1,617	1,731	483	1986	1997	40
2 Foster Avenue	Gibbsboro	NJ	—	185	730	16	185	746	931	351	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	—	183	726	16	183	742	925	343	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	—	93	364	57	93	421	514	215	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	3	21	84	105	39	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	—	9	32	26	9	58	67	28	1968	1997	40

Two Eves Drive	Marlton	NJ	—	818	3,461	234	818	3,695	4,513	1,825	1987	1997	40
Five Eves Drive	Marlton	NJ	—	703	2,819	665	703	3,484	4,187	1,643	1986	1997	40
Four B Eves Drive	Marlton	NJ	—	588	2,369	420	588	2,789	3,377	1,449	1987	1997	40
Four A Eves Drive	Marlton	NJ	—	539	2,168	322	539	2,490	3,029	1,122	1987	1997	40
308 Harper Drive	Moorestown	NJ	—	1,643	6,663	739	1,643	7,402	9,045	3,258	1976	1998	40
1120 Executive Boulevard	Mt. Laurel	NJ	—	2,074	8,415	4,398	2,074	12,813	14,887	5,143	1987	1997	40
10000 Midlantic Drive	Mt. Laurel	NJ	—	3,206	12,857	4,228	3,206	17,085	20,291	7,138	1990	1997	40
700 East Gate Drive	Mt. Laurel	NJ	—	3,569	14,436	2,243	3,569	16,679	20,248	7,576	1984	1998	40
15000 Midlantic Drive	Mt. Laurel	NJ	—	3,061	12,254	1,619	3,061	13,873	16,934	6,518	1991	1997	40
1000 Howard Boulevard	Mt. Laurel	NJ	—	2,297	9,288	3,922	2,297	13,210	15,507	5,900	1988	1997	40
1000 Atrium Way (e)	Mt. Laurel	NJ	—	2,061	8,180	4,531	2,061	12,711	14,772	5,894	1989	1997	40
2000 Midlantic Drive	Mt. Laurel	NJ	—	2,202	8,823	2,970	2,202	11,793	13,995	5,349	1989	1997	40
701 East Gate Drive	Mt. Laurel	NJ	—	1,736	6,877	1,768	1,736	8,645	10,381	3,715	1986	1998	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014(a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
9000 Midlantic Drive	Mt. Laurel	NJ	—	1,472	5,895	2,185	1,472	8,080	9,552	3,503	1989	1997	40
307 Fellowship Drive	Mt. Laurel	NJ	—	1,565	6,342	1,517	1,565	7,859	9,424	3,472	1981	1998	40
305 Fellowship Drive	Mt. Laurel	NJ	—	1,421	5,768	1,631	1,421	7,399	8,820	3,122	1980	1998	40
303 Fellowship Drive	Mt. Laurel	NJ	—	1,493	6,055	851	1,493	6,906	8,399	3,114	1979	1998	40
309 Fellowship Drive	Mt. Laurel	NJ	—	1,518	6,154	780	1,518	6,934	8,452	3,070	1982	1998	40
1000 Bishops Gate	Mt. Laurel	NJ	—	934	6,287	(647)	934	5,640	6,574	1,534	2005	2000	40
161 Gaither Drive	Mt. Laurel	NJ	—	1,016	4,064	731	1,016	4,795	5,811	1,855	1987	2001	40
815 East Gate Drive	Mt. Laurel	NJ	—	636	2,584	550	636	3,134	3,770	1,436	1986	1998	40
4000 Midlantic Drive	Mt. Laurel	NJ	—	714	5,085	(1,833)	714	3,252	3,966	1,531	1998	1997	40
817 East Gate Drive	Mt. Laurel	NJ	—	611	2,426	263	611	2,689	3,300	1,159	1986	1998	40
400 Commerce Drive	Newark	DE	—	2,528	9,220	1,086	2,528	10,306	12,834	3,911	1997	2002	40
100 Commerce Drive	Newark	DE	—	1,160	4,633	859	1,160	5,492	6,652	2,595	1989	1997	40
200 Commerce Drive	Newark	DE	—	911	4,414	1,018	911	5,432	6,343	2,180	1998	2002	40
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	2,933	2,732	13,875	16,607	13,211	1988	1997	40
Main Street - Piazza	Voorhees	NJ	—	696	2,802	3,034	696	5,836	6,532	1,714	1990	1997	40
Main Street - Promenade	Voorhees	NJ	—	531	2,052	444	531	2,496	3,027	1,218	1988	1997	40
920 North King Street	Wilmington	DE	—	6,141	21,140	2,669	6,141	23,809	29,950	7,669	1989	2004	30
300 Delaware Avenue	Wilmington	DE	—	6,368	13,739	2,548	6,368	16,287	22,655	6,642	1989	2004	23
Two Righter Parkway	Wilmington	DE	—	2,802	11,217	6,172	2,802	17,389	20,191	4,822	1987	2001	40
One Righter Parkway	Wilmington	DE	—	2,545	10,195	5,864	2,545	16,059	18,604	8,839	1989	1996	40
RICHMOND
4364 South Alston Avenue	Durham	NC	—	1,622	6,419	1,357	1,581	7,817	9,398	3,174	1985	1998	40
4805 Lake Brooke Drive	Glen Allen	VA	—	1,640	6,567	1,537	1,640	8,104	9,744	3,243	1996	1998	40
Overlook I	Glen Allen	VA	—	748	3,976	599	790	4,533	5,323	677	1998	2011	40
Overlook II	Glen Allen	VA	—	748	4,492	364	790	4,814	5,604	671	2000	2011	40
2812 Emerywood Parkway	Henrico	VA	—	1,069	4,281	515	1,069	4,796	5,865	2,182	1980	1998	40
300 Arboretum Place	Richmond	VA	—	5,450	21,892	6,917	5,450	28,809	34,259	10,862	1988	1998	40
7501 Boulders View Drive	Richmond	VA	—	4,669	19,699	2,071	4,925	21,514	26,439	4,786	1989	2007	40
7300 Beaufont Springs Drive	Richmond	VA	—	4,672	19,689	2,857	4,922	22,296	27,218	4,223	2000	2007	40
6800 Paragon Place	Richmond	VA	—	4,552	18,414	2,163	4,552	20,577	25,129	4,651	1987	2006	40
6802 Paragon Place	Richmond	VA	—	2,917	11,454	3,143	2,917	14,597	17,514	5,312	1989	2002	40
1025 Boulders Parkway	Richmond	VA	—	2,574	11,297	1,704	2,824	12,751	15,575	2,545	1994	2007	40
2100-2116 West Laburnam Avenue	Richmond	VA	—	2,482	8,846	2,770	2,482	11,616	14,098	5,162	1984	1998	40
7401 Beaufont Springs Drive	Richmond	VA	—	2,349	10,396	1,011	2,599	11,157	13,756	2,289	1998	2007	40
7325 Beaufont Springs Drive	Richmond	VA	—	2,344	10,377	630	2,594	10,757	13,351	2,049	1999	2007	40

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2014
(in thousands)

							Gross Amount at Which Carried
				Initial Cost			December 31, 2014
Property Name	City	State	Encumbrances at December 31, 2014(a)	Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (b)	Accumulated Depreciation at December 31, 2014 (c)	Year of Construction	Year Acquired	Depreciable Life
9011 Arboretum Parkway	Richmond	VA	—	1,857	7,702	940	1,857	8,642	10,499	3,854	1991	1998	40
6806 Paragon Place	Richmond	VA	—	—	10,288	(37)	402	9,849	10,251	2,660	2007	2005	40
9100 Arboretum Parkway	Richmond	VA	—	1,362	5,489	979	1,362	6,468	7,830	2,807	1987	1998	40
2511 Brittons Hill Road	Richmond	VA	—	1,202	4,820	1,221	1,202	6,041	7,243	2,846	1987	1998	40
100 Gateway Centre Parkway	Richmond	VA	—	391	5,410	617	391	6,027	6,418	1,922	2001	1998	40
9200 Arboretum Parkway	Richmond	VA	—	985	3,973	1,252	985	5,225	6,210	2,348	1987	1998	40
9210 Arboretum Parkway	Richmond	VA	—	1,110	4,474	517	1,110	4,991	6,101	2,239	1988	1998	40
2201-2245 Tomlynn Street	Richmond	VA	—	1,020	4,067	1,046	1,020	5,113	6,133	2,154	1989	1998	40
9211 Arboretum Parkway	Richmond	VA	—	582	2,433	844	582	3,277	3,859	1,317	1991	1998	40
2221-2245 Dabney Road	Richmond	VA	—	530	2,123	359	530	2,482	3,012	990	1994	1998	40
2212-2224 Tomlynn Street	Richmond	VA	—	502	2,014	395	502	2,409	2,911	1,020	1985	1998	40
2244 Dabney Road	Richmond	VA	—	550	2,203	—	550	2,203	2,753	964	1993	1998	40
2277 Dabney Road	Richmond	VA	—	507	2,034	294	507	2,328	2,835	977	1986	1998	40
2248 Dabney Road	Richmond	VA	—	512	2,049	57	512	2,106	2,618	923	1989	1998	40
2161-2179 Tomlynn Street	Richmond	VA	—	423	1,695	315	423	2,010	2,433	842	1985	1998	40
2246 Dabney Road	Richmond	VA	—	455	1,822	—	455	1,822	2,277	797	1987	1998	40
2251 Dabney Road	Richmond	VA	—	387	1,552	95	387	1,647	2,034	738	1983	1998	40
2256 Dabney Road	Richmond	VA	—	356	1,427	182	356	1,609	1,965	751	1982	1998	40
2130-2146 Tomlynn Street	Richmond	VA	—	353	1,416	214	353	1,630	1,983	704	1988	1998	40
2112-2124 Tomlynn Street	Richmond	VA	—	281	1,125	300	281	1,425	1,706	625	1984	1998	40
2240 Dabney Road	Richmond	VA	—	264	1,059	88	264	1,147	1,411	478	1984	1998	40
Boulders Land	Richmond	VA	—	1,256	—	28	1,259	25	1,284	2	N/A	2007	N/A

CALIFORNIA
5900 & 5950 La Place Court	Carlsbad	CA	—	3,706	11,185	3,613	3,955	14,549	18,504	3,645	1988	2006	48
5963 La Place Court	Carlsbad	CA	—	2,824	9,413	2,117	2,999	11,355	14,354	2,486	1987	2006	55
2035 Corte Del Nogal	Carlsbad	CA	—	3,261	6,077	1,167	3,499	7,006	10,505	2,038	1991	2006	39
1200 Concord Avenue	Concord	CA	—	6,395	24,664	808	6,515	25,352	31,867	7,949	1984	2006	34
1220 Concord Avenue	Concord	CA	—	6,476	24,966	260	6,476	25,226	31,702	7,622	1984	2006	34
155 Grand Avenue	Oakland	CA	—	13,556	54,267	6,316	13,556	60,583	74,139	12,652	1990	2007	40
Two Kaiser Plaza	Oakland	CA	—	7,841	—	—	7,841	—	7,841	—	N/A	2006	N/A
Oakland Lot B	Oakland	CA	—	4,342	—	—	4,342	—	4,342	—	N/A	2006	N/A
	Total:		$655,934	$625,594	$3,362,277	$643,257	$673,838	$3,957,290	$4,631,128	$1,078,996

(a)	Excludes the effect of any net interest premium / (discount).

(b)	Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2012 to December 31, 2014 (in thousands):

	2014	2013	2012
Balance at beginning of year	$4,669,289	$4,726,169	$4,793,080
Additions:
Acquisitions	—	347,510	50,579
Capital expenditures and assets placed into service	132,149	109,740	90,619
Less:
Dispositions	(126,471)	(474,275)	(168,408)
Retirements	(43,839)	(39,855)	(39,701)
Balance at end of year	$4,631,128	$4,669,289	$4,726,169
Less:
Assets held for sale (e)	27,436	—	—
Per consolidated balance sheet	$4,603,692	$4,669,289	$4,726,169
The aggregate cost for federal income tax purposes is $3.7 billion as of December 31, 2014.

(c)	Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2012 to December 31, 2014 (in thousands):

	2014	2013	2012
Balance at beginning of year	$983,808	$954,665	$865,710
Additions:
Depreciation expense — continuing operations	160,641	150,236	154,095
Depreciation expense — discontinued operations	—	9,164	2,143
Less:
Dispositions	(22,459)	(91,890)	(28,270)
Retirements	(42,994)	(38,367)	(39,013)
Balance at end of year	$1,078,996	$983,808	$954,665
Less:
Assets held for sale (e)	(11,167)	—	—
Per consolidated balance sheet	$1,067,829	$983,808	$954,665

(d) This property was contributed to an unconsolidated real estate venture, however, the Company will continue to consolidate this property due to its continuing involvement in this property resulting from its ongoing lease at this property and its 50% ownership interest in the venture. Please see Note 3, "Real Estate Investments," to the consolidated financial statements for additional information.
(e) The office properties known as Atrium I, located at 1000 Atrium Way in Mt Laurel, New Jersey and Libertyview, located 457 Haddonfield Road in Cherry Hill, New Jersey, were categorized as held for sale as of December 31, 2014. For further information see Note 3, "Real Estate Investments."