Form 10-Q
period 2015-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2015-04-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
A total of 179,868,365 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 24, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2015, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,477,857	$4,603,692
Accumulated depreciation	(1,057,140)	(1,067,829)
Operating real estate investments, net	3,420,717	3,535,863
Construction-in-progress	231,224	201,360
Land inventory	90,945	90,603
Total real estate investments, net	3,742,886	3,827,826
Cash and cash equivalents	309,083	257,502
Accounts receivable, net	18,566	18,757
Accrued rent receivable, net	134,885	134,051
Assets held for sale, net	111,971	18,295
Investment in Real Estate Ventures, at equity	233,478	225,004
Deferred costs, net	123,482	125,224
Intangible assets, net	93,269	99,403
Mortgage note receivable	—	88,000
Other assets	78,036	65,111
Total assets	$4,845,656	$4,859,173
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$650,545	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,596,992	1,596,718
Accounts payable and accrued expenses	109,865	96,046
Distributions payable	29,038	28,871
Deferred income, gains and rent	55,618	59,452
Acquired lease intangibles, net	24,513	26,010
Other liabilities	39,578	37,558
Liabilities related to assets held for sale	931	602
Total liabilities	2,707,080	2,699,847
Commitments and contingencies (Note 13)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2015 and 2014	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 400,000,000; 179,745,598 and 179,293,160 issued and outstanding in 2015 and 2014, respectively	1,798	1,793
Additional paid-in capital	3,317,137	3,314,693
Deferred compensation payable in common shares	11,194	6,219
Common shares in grantor trust, 694,691 in 2015 and 384,536 in 2014	(11,194)	(6,219)
Cumulative earnings	538,023	529,487
Accumulated other comprehensive loss	(7,190)	(4,607)
Cumulative distributions	(1,729,517)	(1,700,579)
Total Brandywine Realty Trust’s equity	2,120,291	2,140,827
Non-controlling interests	18,285	18,499
Total beneficiaries' equity	2,138,576	2,159,326
Total liabilities and beneficiaries' equity	$4,845,656	$4,859,173

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2015	2014
Revenue:
Rents	$120,410	$121,671
Tenant reimbursements	22,654	23,460
Termination fees	636	2,203
Third party management fees, labor reimbursement and leasing	3,872	4,150
Other	2,834	630
Total revenue	150,406	152,114
Operating expenses:
Property operating expenses	46,577	46,801
Real estate taxes	12,545	13,457
Third party management expenses	1,576	1,716
Depreciation and amortization	51,111	52,570
General and administrative expenses	8,636	8,181
Total operating expenses	120,445	122,725
Operating income	29,961	29,389
Other income (expense):
Interest income	750	385
Interest expense	(28,176)	(31,844)
Interest expense — amortization of deferred financing costs	(1,079)	(1,189)
Interest expense — financing obligation	(286)	(272)
Equity in income of Real Estate Ventures	131	242
Net gain on disposition of real estate	9,019	—
Gain on sale of undepreciated real estate	—	1,187
Loss on real estate venture transactions	—	(135)
Provision for impairment on assets held for sale	(1,726)	—
Income (Loss) from continuing operations	8,594	(2,237)
Discontinued operations:
Loss from discontinued operations	—	(8)
Total discontinued operations	—	(8)
Net income (loss)	8,594	(2,245)
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	—	(12)
Net (income) loss attributable to non-controlling interests — LP units	(58)	44
Net (income) loss attributable to non-controlling interests	(58)	32
Net income (loss) attributable to Brandywine Realty Trust	8,536	(2,213)
Distribution to Preferred Shares	(1,725)	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(101)	(103)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$6,710	$(4,041)
Basic income (loss) per Common Share:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—
	$0.04	$(0.03)
Diluted income (loss) per Common Share:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—
	$0.04	$(0.03)

Basic weighted average shares outstanding	179,562,930	156,794,019
Diluted weighted average shares outstanding	180,655,272	156,794,019
Net income attributable to Brandywine Realty Trust
Total continuing operations	$8,536	$(2,205)
Total discontinued operations	—	(8)
Net income (loss)	$8,536	$(2,213)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2015	2014
Net income (loss)	$8,594	$(2,245)
Other comprehensive income (loss):
Unrealized (loss) on derivative financial instruments	(2,663)	(980)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	60
Total other comprehensive loss	(2,605)	(920)
Comprehensive income (loss)	5,989	(3,165)
Comprehensive (income) loss attributable to non-controlling interest	(36)	42
Comprehensive income (loss) attributable to Brandywine Realty Trust	$5,953	$(3,123)
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the three-month period ended March 31, 2015
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									8,536			58	8,594
Other comprehensive loss										(2,583)		(22)	(2,605)
Bonus share issuance			8,447			125							125
Equity issuance costs						(48)							(48)
Share-based compensation activity			410,506	280,011	5	2,347							2,352
Share issuance from/to Deferred Compensation Plan			33,485	30,144			4,975	(4,975)					—
Adjustment to non-controlling interest						20						(20)	—
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(27,213)	(230)	(27,443)
BALANCE, March 31, 2015	4,000,000	$40	179,745,598	694,691	$1,798	$3,317,137	$11,194	$(11,194)	$538,023	$(7,190)	$(1,729,517)	$18,285	$2,138,576

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the three-month period ended March 31, 2014
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									(2,213)			(32)	(2,245)
Other comprehensive loss										(910)		(10)	(920)
Equity issuance costs						(52)							(52)
Share-based compensation activity			108,347		1	2,643			7				2,651
Share issuance from/to Deferred Compensation Plan			76,561	72,292		(89)	860	(860)					(89)
Adjustment to non-controlling interest						(4)						4	—
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.15 per share)											(23,638)	(265)	(23,903)
BALANCE, March 31, 2014	4,000,000	$40	156,916,901	384,571	$1,567	$2,974,094	$6,267	$(6,267)	$520,322	$(3,905)	$(1,617,878)	$20,912	$1,895,152

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,594	$(2,245)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	51,111	52,570
Amortization of deferred financing costs	1,079	1,189
Amortization of debt discount/(premium), net	(158)	(162)
Amortization of stock compensation costs	2,756	3,048
Shares used for employee taxes upon vesting of share awards	(1,359)	(531)
Straight-line rent income	(6,339)	(3,592)
Amortization of acquired above (below) market leases, net	(1,290)	(1,957)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	380	897
Loss on real estate venture transactions	—	135
Net gain on sale of interests in real estate	(9,019)	(1,187)
Provision for impairment on assets held for sale	1,726	—
Real Estate Venture (income) loss and cash distributions	163	(123)
Deferred financing obligation	(287)	(272)
Changes in assets and liabilities:
Accounts receivable	(170)	(5,759)
Other assets	(9,322)	(7,508)
Accounts payable and accrued expenses	11,131	14,400
Deferred income, gains and rent	(3,267)	1,714
Other liabilities	(140)	(199)
Net cash from operating activities	45,611	50,440
Cash flows from investing activities:
Acquisition of properties	—	(13,972)
Sales of properties, net	26,778	3,350
Proceeds from repayment of mortgage notes receivable	88,000	1,200
Capital expenditures for tenant improvements	(14,515)	(36,222)
Capital expenditures for redevelopments	(5,984)	(1,031)
Capital expenditures for developments	(37,867)	(1,851)
Advances for purchase of tenant assets, net of repayments	(138)	94
Investment in unconsolidated Real Estate Ventures	(11,028)	(808)
Deposits for real estate	(5,995)	—
Escrowed cash	2,868	1,636
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,563	2,828
Leasing costs	(6,371)	(3,589)
Net cash from (used in) investing activities	38,311	(48,365)
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,546)	(3,349)
Debt financing costs	—	(35)
Exercise of stock options	127	—
Distributions paid to shareholders	(28,692)	(25,330)
Distributions to noncontrolling interest	(230)	(277)
Net cash used in financing activities	(32,341)	(28,991)
Increase (Decrease) in cash and cash equivalents	51,581	(26,916)
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$309,083	$236,291

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2015 and 2014 of $2,703 and $1,230, respectively	$18,080	$19,213
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(440)	8,228
Change in capital expenditures financed through retention payable at period end	2,200	538
Change in unfunded tenant allowance	—	(43)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,477,857	$4,603,692
Accumulated depreciation	(1,057,140)	(1,067,829)
Operating real estate investments, net	3,420,717	3,535,863
Construction-in-progress	231,224	201,360
Land inventory	90,945	90,603
Total real estate investments, net	3,742,886	3,827,826
Cash and cash equivalents	309,083	257,502
Accounts receivable, net	18,566	18,757
Accrued rent receivable, net	134,885	134,051
Assets held for sale	111,971	18,295
Investment in Real Estate Ventures, at equity	233,478	225,004
Deferred costs, net	123,482	125,224
Intangible assets, net	93,269	99,403
Mortgage note receivable	—	88,000
Other assets	78,036	65,111
Total assets	$4,845,656	$4,859,173
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$650,545	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,596,992	1,596,718
Accounts payable and accrued expenses	109,865	96,046
Distributions payable	29,038	28,871
Deferred income, gains and rent	55,618	59,452
Acquired lease intangibles, net	24,513	26,010
Other liabilities	39,578	37,558
Liabilities related to assets held for sale	931	602
Total liabilities	2,707,080	2,699,847
Commitments and contingencies (Note 13)
Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2015 and 2014	24,574	24,571
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2015 and 2014	96,850	96,850
General Partnership Capital, 179,745,598 and 179,293,160 units issued and outstanding in 2015 and 2014, respectively	2,023,754	2,041,902
Accumulated other comprehensive loss	(7,612)	(5,007)
Total Brandywine Operating Partnership, L.P.’s equity	2,112,992	2,133,745
Non-controlling interest - consolidated real estate ventures	1,010	1,010
Total partners’ equity	2,114,002	2,134,755

Total liabilities and partners’ equity	$4,845,656	$4,859,173
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2015	2014
Revenue:
Rents	$120,410	$121,671
Tenant reimbursements	22,654	23,460
Termination fees	636	2,203
Third party management fees, labor reimbursement and leasing	3,872	4,150
Other	2,834	630
Total revenue	150,406	152,114
Operating expenses:
Property operating expenses	46,577	46,801
Real estate taxes	12,545	13,457
Third party management expenses	1,576	1,716
Depreciation and amortization	51,111	52,570
General & administrative expenses	8,636	8,181
Total operating expenses	120,445	122,725
Operating income	29,961	29,389
Other income (expense):
Interest income	750	385
Interest expense	(28,176)	(31,844)
Interest expense — amortization of deferred financing costs	(1,079)	(1,189)
Interest expense — financing obligation	(286)	(272)
Equity in income of Real Estate Ventures	131	242
Net gain on disposition of real estate	9,019	—
Net gain on sale of undepreciated real estate	—	1,187
Loss on real estate venture transactions	—	(135)
Provision for impairment on assets held for sale	(1,726)	—
Income (Loss) from continuing operations	8,594	(2,237)
Discontinued operations:
Loss from discontinued operations	—	(8)
Total discontinued operations	—	(8)
Net income (loss)	8,594	(2,245)
Net loss attributable to non-controlling interests	—	(12)
Net income (loss) attributable to Brandywine Operating Partnership	8,594	(2,257)
Distribution to Preferred Units	(1,725)	(1,725)
Amount allocated to unvested restricted unitholders	(101)	(103)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,768	$(4,085)
Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—
	$0.04	$(0.03)
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.04	$(0.03)
Discontinued operations	—	—
	$0.04	$(0.03)
Basic weighted average common partnership units outstanding	181,098,032	158,557,758
Diluted weighted average common partnership units outstanding	182,190,374	158,557,758
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$8,594	$(2,249)
Total discontinued operations	—	(8)
Net income (loss)	$8,594	$(2,257)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2015	2014
Net income (loss)	$8,594	$(2,245)
Other comprehensive income (loss):
Unrealized (loss) on derivative financial instruments	(2,663)	(980)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	60
Total other comprehensive (loss)	(2,605)	(920)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$5,989	$(3,165)
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$8,594	$(2,245)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	51,111	52,570
Amortization of deferred financing costs	1,079	1,189
Amortization of debt discount/(premium), net	(158)	(162)
Amortization of stock compensation costs	2,756	3,048
Shares used for employee taxes upon vesting of share awards	(1,359)	(531)
Straight-line rent income	(6,339)	(3,592)
Amortization of acquired above (below) market leases, net	(1,290)	(1,957)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	380	897
Loss on real estate venture transactions	—	135
Net gain on sale of interests in real estate	(9,019)	(1,187)
Provision for impairment on assets held for sale	1,726	—
Real Estate Venture (income) loss and cash distributions	163	(123)
Deferred financing obligation	(287)	(272)
Changes in assets and liabilities:
Accounts receivable	(170)	(5,759)
Other assets	(9,322)	(7,508)
Accounts payable and accrued expenses	11,131	14,400
Deferred income, gains and rent	(3,267)	1,714
Other liabilities	(140)	(199)
Net cash from operating activities	45,611	50,440
Cash flows from investing activities:
Acquisition of properties	—	(13,972)
Sales of properties, net	26,778	3,350
Proceeds from repayment of mortgage notes receivable	88,000	1,200
Capital expenditures for tenant improvements	(14,515)	(36,222)
Capital expenditures for redevelopments	(5,984)	(1,031)
Capital expenditures for developments	(37,867)	(1,851)
Advances for purchase of tenant assets, net of repayments	(138)	94
Investment in unconsolidated Real Estate Ventures	(11,028)	(808)
Deposits for real estate	(5,995)	—
Escrowed cash	2,868	1,636
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	2,563	2,828
Leasing costs	(6,371)	(3,589)
Net cash from (used in) investing activities	38,311	(48,365)
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,546)	(3,349)
Debt financing costs	—	(35)
Exercise of stock options	127	—
Distributions paid to preferred and common partnership unitholders	(28,922)	(25,607)
Net cash used in financing activities	(32,341)	(28,991)
Increase (Decrease) in cash and cash equivalents	51,581	(26,916)
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$309,083	$236,291

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2015 and 2014 of $2,703 and $1,230, respectively	$18,080	$19,213
Supplemental disclosure of non-cash activity:
Change in capital expenditures financed through accounts payable at period end	(440)	8,228
Change in capital expenditures financed through retention payable at period end	2,200	538
Change in unfunded tenant allowance	—	(43)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2015, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of March 31, 2015, the Company owned 198 properties, consisting of 161 office properties, 20 industrial facilities, five mixed-use properties, one retail property (187 core properties), six properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 24.9 million net rentable square feet. In addition, as of March 31, 2015, the Company owned economic interests in 17 unconsolidated real estate ventures that own properties containing an aggregate of approximately 6.7 million net rentable square feet (collectively, the “Real Estate Ventures”). As of March 31, 2015, the Company also owned 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of March 31, 2015, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 6.0 million square feet of development, inclusive of options to purchase approximately 63 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas; and Oakland, Concord and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2015, the management company subsidiaries were managing properties containing an aggregate of approximately 33.7 million net rentable square feet, of which approximately 24.8 million net rentable square feet related to Properties owned by the Company and approximately 8.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2015, the results of its operations for the three-month periods ended March 31, 2015 and 2014 and its cash flows for the three-month periods ended March 31, 2015 and 2014 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2014 Annual Report on Form 10-K filed with the SEC on February 19, 2015.
The Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2014. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance simplifying the presentation of debt issuance costs. The guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amortization of these costs will remain under the interest method and will continue to be reported as interest expense. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.

The new guidance will be applied on a retrospective basis. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
In February 2015, the FASB issued guidance modifying the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity first determines if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, though are not limited to; (i.) limiting the extent to which related party interests are included in the other economic interest criterion to the decision maker’s effective interest holding, (ii.) requiring limited partners of a limited partnership, or the members of a limited liability company that is similar to a limited partnership, to have, at minimum, kick-out or participating rights to demonstrate that the partnership is a voting entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
3. REAL ESTATE INVESTMENTS
As of March 31, 2015 and December 31, 2014, the gross carrying value of the Company’s Properties was as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$646,132	$669,635
Building and improvements	3,313,807	3,409,303
Tenant improvements	517,918	524,754
	4,477,857	4,603,692
Assets held for sale - real estate investments (a)	136,802	27,436
Total	$4,614,659	$4,631,128

(a)
Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale.

Dispositions
On January 8, 2015, the Company sold two office properties known as Atrium I, which includes 99,668 square feet of rentable space located in Mt. Laurel, New Jersey, and Libertyview, which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey, for a total sales price of $28.3 million resulting in a gain on sale of $9.0 million after closing and other transaction related costs.
Held for Sale
On April 9, 2015, the Company sold the Lake Merritt Tower, consisting of 204,336 rentable square feet, located in Oakland, California for a sale price of $65.0 million. See Note 14, "Subsequent Events," for further information regarding this disposition. As of March 31, 2015, the Company categorized this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeds the fair value less the costs of sale. As a result, the Company recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale, during the three months ended March 31, 2015.
As of March 31, 2015, the Company classified two properties totaling 200,275 rentable square feet known as Delaware Corporate Center I and II in Wilmington, Delaware and three properties totaling 284,907 rentable square feet known as Christiana Corporate Center in Newark, Delaware as held for sale in accordance with applicable accounting standards for long lived assets.
The disposal of the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the impairment loss on the Lake Merritt Tower and operating results of these properties remain classified within continuing operations for all periods presented.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of March 31, 2015, the Company held ownership interests in 17 unconsolidated Real Estate Ventures for an aggregate investment balance of $232.3 million, of which $233.5 million is included in assets and $1.2 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office properties or to acquire land in anticipation of possible development of office or residential properties. As of March 31, 2015, 11 of the real estate ventures owned 65 office buildings that contain an aggregate of approximately 6.7 million net rentable square feet; one real estate venture owned three acres of undeveloped parcels of land; three real estate ventures owned 22.6 acres of land under development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 65%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Ventures. The Company does not record operating losses of a Real Estate Venture in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.
The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Net property	$1,294,503	$1,281,282
Other assets	180,803	195,121
Other liabilities	59,829	68,481
Debt	969,322	965,077
Equity	446,155	442,845

Company’s share of equity (Company’s basis) (a) (b)	233,478	225,004

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

(b)	Does not include the negative investment balance of one real estate venture totaling $1.2 million as of March 31, 2015 and December 31, 2014, respectively, which is included in other liabilities.

The Company held interests in 17 Real Estate Ventures containing an aggregate of approximately 6.7 million net rentable square feet as of the three-month periods ended March 31, 2015 and 17 Real Estate Ventures containing an aggregate of approximately 5.7 million net rentable square feet as of the three-month period ended March 31, 2014. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three-month periods ended March 31,
	2015	2014
Revenue	$46,109	$34,385
Operating expenses	(18,533)	(13,982)
Interest expense, net	(9,846)	(8,100)
Depreciation and amortization	(19,124)	(13,598)
Net loss	$(1,394)	$(1,295)

Company’s share of income (Company’s basis)	$131	$242
DRA - PA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a real estate venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interests in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,611,961 net rentable square feet. In connection with the formation, the Company retained a 20.0% ownership interest in the Venture and transferred an 80.0% interest in the Venture to G&I IV.
On February 27, 2015, the Venture entered into a forbearance agreement with an unaffiliated third party lender because it will not repay the $174.2 million outstanding nonrecourse mortgage balance that matured on January 1, 2015. The forbearance agreement extended the maturity date of the mortgage loan to July 31, 2015 and contains, at the lender’s option, a 60-day extension option. The lender has the exclusive right to sell the properties to a third-party purchaser during the forbearance period. The net proceeds received from the sale of the properties will be provided to the lender. If the properties are not sold during the forbearance period the Venture’s assets will be foreclosed on by the lender.
As of the date of the forbearance agreement, the Company does not have an investment basis in the venture because of a basis adjustment recorded at formation. The Company is not obligated to fund any of the losses incurred by the Venture and, as a result, has not recognized losses in excess of its invested capital balance.
Austin Venture
On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and the proceeds of this loan were applied to repay in full the Company's $88.0 million short-term loan related to the acquisition of River Place. For further information regarding this acquisition, see Note 4, "Investment In Unconsolidated Ventures," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Guarantees
As of March 31, 2015, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guarantee on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investments in Unconsolidated Ventures," in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

5. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2015 and December 31, 2014, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2015
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$126,573	$(43,942)	$82,631
Tenant relationship value	31,390	(24,777)	6,613
Above market leases acquired	5,641	(1,616)	4,025
Total intangible assets, net	$163,604	$(70,335)	$93,269

Acquired lease intangibles, net:
Below market leases acquired	$52,414	$(27,901)	$24,513

	December 31, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$129,411	$(42,068)	$87,343
Tenant relationship value	34,172	(26,344)	7,828
Above market leases acquired	5,641	(1,409)	4,232
Total intangible assets, net	$169,224	$(69,821)	$99,403

Acquired lease intangibles, net:
Below market leases acquired	$53,049	$(27,039)	$26,010
As of March 31, 2015, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2015 (nine months remaining)	$15,681	$3,822
2016	16,800	3,230
2017	15,030	2,641
2018	11,303	2,217
2019	9,990	1,885
Thereafter	24,465	10,718
Total	$93,269	$24,513

6. DEBT OBLIGATIONS

During the three months ended March 31, 2015, the Company repaid $3.6 million of principal payments on its mortgage debt in the ordinary course of business and there were no changes to our outstanding unsecured debt.

The Credit Facility and term loan contain financial and operating covenants and restrictions. For further information on these obligations, see the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, the Company was in compliance with all such restrictions and financial covenants. In the event of a default related to the financing and operating covenants, the Company's dividend distributions are limited to the greater of 95% of funds from operations or the minimum amount necessary for the Company to maintain its status as a REIT.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2015 and December 31, 2014, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2015 and December 31, 2014 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,518,382	$1,584,451	$1,518,108	$1,593,212
Variable rate debt	$278,610	$257,512	$278,610	$257,188
Mortgage notes payable	$650,545	$695,228	$654,590	$707,241
Mortgage note receivable (a)	$—	$—	$88,000	$87,692

(a)
On January 30, 2015 the mortgage note was repaid. For further information regarding the mortgage note, see Note 2, "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of March 31, 2015 and December 31, 2014. For the fair value of the Company's unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.
The fair value of the Company's mortgage notes payable, variable rate debt and mortgage note receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable. The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value. The fair value of the mortgage note receivable was determined by using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk. These financial instruments have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.
For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of March 31, 2015 was 4.7%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2015, and current estimates of fair value may differ from the amounts presented herein.
8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of March 31, 2015 and December 31, 2014 was $17.3 million and $17.5 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet dates) was approximately $24.5 million as of March 31, 2015 and December 31, 2014.
9. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$8,594	$8,594	$(2,237)	$(2,237)
Net (income) loss from continuing operations attributable to non-controlling interests - LP units	(58)	(58)	44	44
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	—	—	(12)	(12)
Nonforfeitable dividends allocated to unvested restricted shareholders	(101)	(101)	(103)	(103)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Income (Loss) from continuing operations available to common shareholders	6,710	6,710	(4,033)	(4,033)
Loss from discontinued operations	—	—	(8)	(8)
Discontinued operations attributable to common shareholders	—	—	(8)	(8)
Net income (loss) attributable to common shareholders	$6,710	$6,710	$(4,041)	$(4,041)
Denominator
Weighted-average shares outstanding	179,562,930	179,562,930	156,794,019	156,794,019
Contingent securities/Share based compensation	—	1,092,342	—	—
Weighted-average shares outstanding	179,562,930	180,655,272	156,794,019	156,794,019
Earnings per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$0.04	$0.04	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	—	—	—	—
Net income (loss) attributable to common shareholders	$0.04	$0.04	$(0.03)	$(0.03)

Redeemable common limited partnership units totaling 1,535,102 and 1,763,739 as of March 31, 2015 and 2014, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares
On March 11, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $27.3 million, which was paid on April 20, 2015 to shareholders of record as of April 6, 2015. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive, as compensation and in aggregate, up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through March 31, 2015, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.

10. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income (Loss) from continuing operations	$8,594	$8,594	$(2,237)	$(2,237)
Nonforfeitable dividends allocated to unvested restricted unitholders	(101)	(101)	(103)	(103)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	—	—	(12)	(12)
Income (Loss) from continuing operations available to common unitholders	6,768	6,768	(4,077)	(4,077)
Discontinued operations attributable to common unitholders	—	—	(8)	(8)
Net income (loss) attributable to common unitholders	$6,768	$6,768	$(4,085)	$(4,085)
Denominator
Weighted-average units outstanding	181,098,032	181,098,032	158,557,758	158,557,758
Contingent securities/Share based compensation	—	1,092,342	—	—
Total weighted-average units outstanding	181,098,032	182,190,374	158,557,758	158,557,758
Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$0.04	$0.04	$(0.03)	$(0.03)
Discontinued operations attributable to common unitholders	—	—	—	—
Net income (loss) attributable to common unitholders	$0.04	$0.04	$(0.03)	$(0.03)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units and Preferred Mirror Units
On March 11, 2015, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $27.3 million, which was paid on April 20, 2015 to unitholders of record as of April 6, 2015. On March 11, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of April 6, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 15, 2015 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

11. SHARE BASED COMPENSATION
Restricted Share Awards
As of March 31, 2015, 670,912 restricted shares were outstanding under the Parent Company's shareholder approved equity incentive plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at March 31, 2015 was approximately $3.5 million, and is expected to be recognized over a weighted average remaining vesting period of 1.8 years. During the three-month periods ended March 31, 2015 and 2014, the Company recognized compensation expense related to outstanding restricted shares of $1.3 million and $1.4 million, respectively, of which $0.3 million and $0.2 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.
The following table summarizes the Company’s restricted share activity for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair value
Non-vested at January 1, 2015	540,066	$12.21
Granted	152,785	15.95
Vested	(21,939)	13.30
Non-vested at March 31, 2015	670,912	$13.65
On February 23, 2015 and March 10, 2015, the Compensation Committee of the Parent Company’s Board of Trustees awarded restricted shares, of which 119,136 cliff vest after three years from the grant date and 33,649 vest ratably over two years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
Restricted Performance Share Units Plan
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable at settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to RPSU awards.

	RPSU Grant
	2/25/2013	3/11/2014	3/12/2014	2/23/2015	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2015	199,577	130,717	61,720	—	392,014
Units Granted	—	—	—	186,395	186,395
Units Accelerated for Qualifying Retirement	(8,255)	(7,562)	—	(7,003)	(22,820)
Non-vested at March 31, 2015	191,322	123,155	61,720	179,392	555,589

Measurement Period Commencement Date	1/1/2013	1/1/2014	1/1/2014	1/1/2015
Measurement Period End Date	12/31/2015	12/31/2016	12/31/2016	12/31/2017
Units Granted	231,093	134,284	61,720	186,395
Fair Value of Units on Grant Date (in thousands)	$4,137	$2,624	$1,225	$3,933
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
For the three-month period ended March 31, 2015, the Company recognized total compensation expense for the 2015, 2014 and 2013 RPSU awards of $2.4 million, of which $0.5 million, was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three-month period ended March 31, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $1.7 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized at March 31, 2015 was approximately $3.8 million, and is expected to be recognized over a weighted average remaining vesting period of 1.7 years.
In settlement of RPSUs that had been awarded on March 1, 2012 (with a three-year measurement period ended December 31, 2014), 468,056 share units vested on February 1, 2015. Holders of these RPSUs also received a cash dividend of $0.15 per share unit on February 6, 2015.
12. SEGMENT INFORMATION
During the quarter ended March 31, 2015, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2015	December 31, 2014
Philadelphia CBD	$1,346,858	$1,338,655
Pennsylvania Suburbs	1,178,408	1,178,470
Metropolitan Washington, D.C.	1,189,601	1,183,652
New Jersey/Delaware (a)	326,297	392,581
Richmond, Virginia	317,422	317,076
California (a)	119,271	193,258
	$4,477,857	$4,603,692
Less: Assets held for sale (a)	136,802	27,436
Operating Properties	$4,614,659	$4,631,128

Corporate
Construction-in-progress	$231,224	$201,360
Land inventory	$90,945	$90,603

(a)
On December 31, 2014, the Company was actively marketing for sale its Atrium I and Libertyview properties, comprised of two office properties located in the New Jersey/Delaware segment. As of December 31, 2014 the properties were classified as held for sale on the consolidated balance sheet. The properties were sold on January 8, 2015. See Note 3, "Real Estate Investments," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

See Note 3, "Real Estate Investments," for further description of the five properties held for sale in the New Jersey/Delaware segment and one property held for sale in the California segment.

Net operating income:
	Three-month periods ended
	March 31,
	2015			2014
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$52,973	$(18,390)	$34,583	$49,414	$(18,443)	$30,971
Pennsylvania Suburbs	39,890	(14,585)	25,305	40,574	(14,687)	25,887
Metropolitan Washington, D.C.	27,406	(11,860)	15,546	30,690	(11,957)	18,733
New Jersey/Delaware	13,500	(7,868)	5,632	15,625	(8,692)	6,933
Richmond, Virginia	9,296	(4,272)	5,024	8,867	(4,340)	4,527
California	4,985	(2,438)	2,547	4,602	(2,409)	2,193
Austin, Texas (b)	934	(870)	64	2,081	(1,176)	905
Corporate	1,422	(415)	1,007	261	(270)	(9)
Operating Properties	$150,406	$(60,698)	$89,708	$152,114	$(61,974)	$90,140

(a)	Includes property operating expense, real estate taxes and third party management expense.

(b)
On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated real estate venture. Following the contribution of this property, there are no wholly owned properties in the Austin, Texas segment. Activity subsequent to the contribution is related to management fees and related expenses provided by the Company to the Austin Venture.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended March 31,
	March 31, 2015	December 31, 2014	2015	2014
Philadelphia CBD	$29,164	$27,137	$(300)	$(21)
Pennsylvania Suburbs	17,273	17,385	(6)	32
Metropolitan Washington, D.C.	78,069	73,127	(50)	67
New Jersey/Delaware	—	—	48	18
Richmond, Virginia	1,410	1,574	86	(45)
Austin, Texas (a)	107,562	105,781	353	191
Total	$233,478	$225,004	$131	$242

(a)
Investment in real estate ventures does not include the $1.2 million negative investment balance in one real estate venture as of March 31, 2015 and December 31, 2014, which is included in other liabilities.

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

	Three-month periods ended March 31,
	2015	2014
	(unaudited, amounts in thousands)
Consolidated net operating income	$89,708	$90,140
Other income (expense):
Depreciation and amortization	(51,111)	(52,570)
General and administrative expenses	(8,636)	(8,181)
Interest income	750	385
Interest expense	(28,176)	(31,844)
Interest expense - amortization of deferred financing costs	(1,079)	(1,189)
Interest expense - financing obligation	(286)	(272)
Equity in income of real estate ventures	131	242
Net gain on disposition of real estate	9,019	—
Gain on sale of undepreciated real estate	—	1,187
Loss on real estate venture transactions	—	(135)
Provision for impairment on assets held for sale	(1,726)	—
Income (loss) from continuing operations	8,594	(2,237)
Loss from discontinued operations	—	(8)
Net income (loss)	$8,594	$(2,245)
13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable. The Company does not expect that the liabilities, if any, may ultimately result from any current legal actions will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
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

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 7 to 75 years. Minimum future rental payments on non-cancelable leases at March 31, 2015 are as follows (in thousands):

2015 (nine months remaining)	$1,163
2016	1,550
2017	1,550
2018	1,550
2019	1,550
Thereafter	60,529
Total	$67,892
The Company obtained ground tenancy rights related to two properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2014 for further detail regarding commitments and contingencies.
14. SUBSEQUENT EVENTS
Delaware Dispositions
On April 24, 2015, the Company sold two properties totaling 200,275 rentable square feet known as Delaware Corporate Center I and II in Wilmington, Delaware and three properties totaling 284,907 rentable square feet known as Christiana Corporate Center in Newark, Delaware for a total sales price of $50.1 million resulting in an estimated gain on sale of $1.7 million after closing and other related transaction costs. In order to comply with Article 11 of Regulation S-X under the Securities and Exchange Commission guidelines the Company has prepared unaudited pro forma consolidated financial statements. See Item 5., "Other Information."
Lake Merritt Tower Disposition
On April 9, 2015 the Company sold the Lake Merritt Tower for a sale price of $65.0 million (See Note 3, "Real Estate Investments," for discussion of impairment). The loss on sale, including closing costs, approximated the impairment loss recorded as of March 31, 2015.
25 M Street Acquisition
On April 6, 2015, the Company acquired a 0.8 acre parcel of land at 25 M Street in Washington, D.C. for $20.0 million.

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
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our 2014 Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three-month periods ended March 31, 2015 and 2014 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of March 31, 2015, we owned 198 properties that contain an aggregate of approximately 24.9 million net rentable square feet and consist of 161 office properties, 20 industrial facilities, five mixed-use properties, one retail property (187 core properties), six properties classified as held for sale, three development properties, one redevelopment property and one re-entitlement property (collectively, the "Properties"). In addition, as of March 31, 2015, we owned economic interests in 17 unconsolidated Real Estate Ventures that contain approximately 6.7 million net rentable square feet (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of March 31, 2015, we were managing approximately 8.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
During the three-month period ended March 31, 2015, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions could reduce the availability of financing and potentially increase borrowing costs. Vacancy rates may increase, and rental rates may decline, through 2015 and possibly beyond as the economic climate contains demand for commercial space and negatively impact tenants.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our core properties at March 31, 2015 was 90.3% compared to 91.4% at December 31, 2014.

The table below summarizes selected operating and leasing statistics of our core properties for the three months ended March 31, 2015:

Leasing Activity:
Core portfolio net rentable square feet owned (end of period) (1)	22,596,372
Occupancy percentage (end of period)	90.3%
Average occupancy percentage	90.5%
New leases and expansions commenced (square feet)	181,472
Leases renewed (square feet)	696,869
Net absorption (square feet) (2)	(249,553)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	8.7%
Renewal rental rates	3.0%
Combined rental rates	3.6%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$2.16
Tenant Improvements (per square feet)	$6.18
Weighted average lease term for leases commenced in the current period	6.2
Total capital per square foot per lease year	$1.42

(1)	Includes all properties in the core portfolio (i.e. not under development, redevelopment, sold or classified as held for sale).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.3% of our aggregate final annualized base rents as of March 31, 2015 (representing approximately 4.5% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2015. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the three-month period ended March 31, 2015 was 72.8% compared to a retention rate of 71.4% for the year ended December 31, 2014. Rental rates on leases expiring during 2015 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.6 million or 9.0% of total receivables (including accrued rent receivables) as of March 31, 2015 compared to $15.3 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2014.
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
As of March 31, 2015, the following development properties and joint venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):
Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Estimated Costs	Amount Funded
Q1 2014	Q2 2015 (Phase I) Q3 2015 (Phase II)	Development	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$87,400	$50,700
Q2 2014	Q2 2016	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	870,000	385,000	68,700
			Total		3	1,190,000	$472,400	$119,400
Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	Percent owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	Q2 2016	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$15,300
Q2 2013	Q4 2015	50%	134 Plymouth Road (The Parc at Plymouth Meeting Apartments)	Plymouth Meeting, PA	7	398 units	12,200	12,200
Q2 2014 (a)	TBD	50%	4040 Wilson (4040 Wilson LLC Venture)	Arlington, VA	1	426,900	34,100	32,000
			Total		9	426,900	$75,900	$59,500

(a)	Relates to construction of garage only; building construction to commence upon reaching certain pre-leasing levels.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources - Commitments and Contingencies" for contractual commitments relating to our ongoing development projects.

Land Holdings

As of March 31, 2015, we owned approximately 415 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of March 31, 2015, the total potential development that these land parcels could support amounted to 6.0 million square feet.

Impairments and Disposal of Long-Lived Assets

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

Our equity method investments, primarily our investment in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate. We report our equity method investments on the balance sheet at cost. As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. We generally use a combination of comparable market sales and independent broker quotes in valuing our equity method investments. However, such sales and quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate, it could result in a decline in the fair value of our equity method investments that are other-than-temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments and our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.
RECENT PROPERTY TRANSACTIONS
Dispositions
On January 8, 2015, we sold two office properties known as Atrium I, which includes 99,668 square feet of rentable space located in Mt. Laurel, New Jersey, and Libertyview, which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey, for a total sales price of $28.3 million resulting in a gain on sale of $9.0 million after closing and other transaction related costs.
Held for Sale
On April 9, 2015, we sold the Lake Merritt Tower, consisting of 204,336 rentable square feet, located in Oakland, California for a sale price of $65.0 million. See Note 14, "Subsequent Events," to our consolidated financial statements for further information regarding this disposition. As of March 31, 2015, we categorized this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeds the fair value less the costs of sale. As a result, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale, during the three months ended March 31, 2015.
As of March 31, 2015, we classified two properties, totaling 200,275 rentable square feet, known as Delaware Corporate Center I and II in Wilmington, Delaware and three properties, totaling 284,907 rentable square feet, known as Christiana Corporate Center in Newark, Delaware as held for sale in accordance with applicable accounting standards for long lived assets.
The impairment loss on the Lake Merritt Tower and operating results of these properties remain classified within continuing operations for all periods presented.
DRA - PA Venture
On December 19, 2007, we formed G&I Interchange Office LLC, a real estate venture (the “Venture”) with G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Venture included interests in 29 office properties which were located in various counties in Pennsylvania, containing an aggregate of 1,611,961 net rentable square feet. In connection with the formation, we retained a 20% ownership interest in the Venture and transferred an 80% interest in the Venture to G&I IV.
On February 27, 2015, the Venture entered into a forbearance agreement with an unaffiliated third party lender because it will not repay the $174.2 million outstanding nonrecourse mortgage balance that matured on January 1, 2015. The forbearance agreement extended the maturity date of the mortgage loan to July 31, 2015 and contains, at the lender’s option, a 60-day extension option.

The lender has the exclusive right to sell the properties to a third-party purchaser during the forbearance period. The net proceeds received from the sale of the properties will be provided to the lender. If the properties are not sold during the forbearance period the Venture’s assets will be foreclosed on by the lender.
As of the date of the forbearance agreement, we do not have an investment basis in the venture because of a basis adjustment recorded at formation. We are not obligated to fund any of the losses incurred by the Venture and, as a result, have not recognized losses in excess of our invested capital balance.
Austin Venture
On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and the proceeds of this loan were applied to repay in full our $88.0 million short-term loan related to the acquisition of River Place. For further information regarding this acquisition, see Note 4, "Investment In Unconsolidated Ventures," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three-month periods ended March 31, 2015 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three-month periods ended March 31, 2015 and 2014. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 12, "Segment Information," to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 12, "Segment Information," to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).

Comparison of the Three-Month Periods Ended March 31, 2015 and March 31, 2014
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 185 properties containing an aggregate of approximately 22.4 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2014 and owned through March 31, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014 or disposed prior to March 31, 2015. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2015 and 2014 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended March 31, 2015 to the three-months ended March 31, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2015	2014	Increase/ (Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)
Revenue:
Cash rents	$107,052	$106,574	$478	$1,135	$723	$2,126	$2,118	$2,468	$6,719	$112,781	$116,134	$(3,353)
Straight-line rents	6,149	3,319	2,830	267	262	(29)	9	(48)	2	6,339	3,592	2,747
Above/below market rent amortization	925	1,634	(709)	—	—	365	254	—	57	1,290	1,945	(655)
Total rents	114,126	111,527	2,599	1,402	985	2,462	2,381	2,420	6,778	120,410	121,671	(1,261)
Tenant reimbursements	21,657	21,016	641	226	119	417	435	354	1,890	22,654	23,460	(806)
Termination fees	636	2,203	(1,567)	—	—	—	—	—	—	636	2,203	(1,567)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	3,872	4,150	3,872	4,150	(278)
Other	1,651	406	1,245	4	4	11	25	1,168	195	2,834	630	2,204
Total revenue	138,070	135,152	2,918	1,632	1,108	2,890	2,841	7,814	13,013	150,406	152,114	(1,708)
Property operating expenses	44,721	43,712	(1,009)	409	252	1,522	1,352	(75)	1,485	46,577	46,801	224
Real estate taxes	11,604	11,896	292	87	84	235	232	619	1,245	12,545	13,457	912
Third party management expenses	—	—	—	—	—	—	—	1,576	1,716	1,576	1,716	140
Net operating income	81,745	79,544	2,201	1,136	772	1,133	1,257	5,694	8,567	89,708	90,140	(432)
General & administrative expenses	6	39	33	—	—	—	64	8,630	8,078	8,636	8,181	455
Depreciation and amortization	47,749	47,130	(619)	290	193	1,607	1,779	1,465	3,468	51,111	52,570	(1,459)
Operating income (loss)	$33,990	$32,375	$2,787	$846	$579	$(474)	$(586)	$(4,401)	$(2,979)	$29,961	$29,389	$572
Number of properties	185	185		2		5		6		198
Square feet	22,417	22,417		179		1,576		690		24,862
Core Occupancy % (d)	90.2%	88.9%		100.0%
Other income (expense):
Interest income										750	385	365
Interest expense										(28,176)	(31,844)	3,668
Amortization of deferred financing costs										(1,079)	(1,189)	110
Interest expense — financing obligation										(286)	(272)	(14)
Equity in income of real estate ventures										131	242	(111)
Net gain on disposition of real estate										9,019	—	9,019
Net gain on sale of undepreciated real estate										—	1,187	(1,187)
Net loss on real estate venture transactions										—	(135)	135
Provision for impairment on assets held for sale										(1,726)	—	(1,726)
Income (loss) from continuing operations										8,594	(2,237)	10,831
Loss from discontinued operations										—	(8)	8
Net income (loss)										$8,594	$(2,245)	$10,839
Income (loss) per common share										$0.04	$(0.03)	$0.07
EXPLANATORY NOTES

(a)	Results include: two properties completed/acquired and placed in service.

(b)	Results include: three developments, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio decreased by $3.4 million during the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to a:

•	$0.4 million increase in the Recently Completed Portfolio for the first quarter of 2015 compared to the first quarter of 2014;

•	$1.5 million decrease related to the sale of the Valleybrooke properties in Malvern, Pennsylvania during the fourth quarter of 2014;

•	$0.9 million decrease related to the sale of Campus Pointe in Reston, Virginia during the third quarter of 2014;

•	$0.7 million decrease related to the contribution of Four Points Centre in Austin, Texas to the Austin Venture during the second quarter of 2014; and

•	$0.7 million decrease related to the sale of the Atrium and Libertyview properties during the first quarter of 2015.
Straight-line rents increased by $2.7 million on a consolidated basis due to increased leasing activity and the timing of revenue recognition under the straight-line method of accounting.
Tenant reimbursements from the Total Portfolio decreased by $0.8 million, which trended along with the decrease in operating expenses over the same period. Expense recoveries remained consistent with a reimbursement percentage of 38.3% during the first quarter of 2015 compared to 38.9% in the first quarter of 2014.
Termination fees at our Total Portfolio decreased by $1.6 million due to timing and volume of tenant early terminations during the first quarter of 2015 when compared to the first quarter of 2014.
Third party management fees, labor reimbursement and leasing decreased $0.3 million during the first quarter of 2015 compared to the first quarter of 2014 which is primarily attributable to a decrease in leasing commissions received from unconsolidated joint ventures.
Other income increased $2.2 million during the first quarter of 2015 compared to the first quarter of 2014, which is primarily attributable to; (i) $1.1 million of recognized real estate tax assessment adjustments, (ii) $0.6 million in liquidating distributions from an unconsolidated partnership investment and (iii) $0.5 million related to other income across our portfolio.
Property Operating Expenses
Property operating expenses across our Total Portfolio decreased $0.2 million for the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to a: (i) $0.4 million decrease related to the sale of the Valleybrooke properties during the fourth quarter of 2014, (ii) $0.4 million decrease related to the sale of Campus Pointe during the third quarter of 2014, (iii) $0.3 million decrease related to the contribution of Four Points Centre to the Austin Venture during the second quarter of 2014 and (iv) $0.4 million decrease related to the sale of the Atrium and Libertyview properties during the first quarter of 2015. These and other decreases were offset by a: (i) $0.8 million increase in repairs and maintenance expenses based on the timing of tenant needs, (ii) $0.3 million increase in payroll expenses and (iii) $0.2 million increase in state and local taxes.
Real Estate Taxes
Real estate taxes across our Total Portfolio decreased by $0.9 million for the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to: (i) $0.1 million decrease related to the sale of the Valleybrooke properties during the fourth quarter of 2014, (ii) $0.1 million decrease related to the sale of Campus Pointe during the third quarter of 2014, (iii) $0.3 million decrease related to the contribution of Four Points Centre to the Austin Venture during the second quarter of 2014 and (iv) $0.2 million decrease related to the sale of the Atrium and Libertyview properties during the first quarter of 2015.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased $0.5 million for the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to the increase in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of such compensation of our executive personnel meeting qualifying retirement provisions.

Depreciation and Amortization

Depreciation and amortization expense across our Total Portfolio decreased by $1.5 million for the first quarter of 2015 compared to the first quarter of 2014, primarily attributable to a: (i) $0.6 million decrease related to the sale of the Valleybrooke properties during the fourth quarter of 2014, (ii) $0.4 million decrease related to the sale of Campus Pointe during the third quarter of 2014, (iii) $0.7 million decrease related to the contribution of Four Points Centre to the Austin Venture during the second quarter of 2014 and (iv) $0.9 million decrease related to the sale of the Atrium and Libertyview properties during the first quarter of 2015. These decreases were offset by $1.1 million, primarily attributable to additional depreciation expense from increased tenant improvements and accelerations related to early lease terminations.
Interest Expense
The decrease in interest expense of $3.7 million for the first quarter of 2015 from the first quarter of 2014 is primarily due to the following decreases:

•	$1.5 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the first quarter of 2014;

•	$0.7 million due to the repayment of our $150.0 million three-year term loan due February 2015, in the third quarter of 2014;

•	$0.5 million due to the repayment of our $100.0 million four-year term loan due February 2016, in the third quarter of 2014;

•	$0.2 million due to the termination of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016;

•	$3.0 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014;

•	$3.0 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters, respectively, of our 7.500% Guaranteed Notes due 2015; and

•	$0.4 million related to mortgage interest expense.

These decreases were partially offset by an increase of $5.6 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.

Interest Income

Interest income increased $0.4 million for the first quarter of 2015 from the first quarter of 2014 primarily due to the $88.0 million short term loan to the Austin Venture that was outstanding for part of the first quarter of 2015. This short term loan was not outstanding during the first quarter of 2014. See Note 4, "Investment in Unconsolidated Ventures."
Net Gain on Disposition of Real Estate
The $9.0 million net gain on disposition of real estate resulted from the sale of two office properties during the first quarter of 2015 known as Atrium I, located in Mt Laurel, New Jersey, and Libertyview, located in Cherry Hill, New Jersey. There were no operating property dispositions during the first quarter of 2014.
Net Gain on Sale of Undepreciated Real Estate
The $1.2 million gain during the first quarter of 2014 relates to sale of an undeveloped land parcel, with no such dispositions during the first quarter of 2015.
Provision for Impairment on Assets Held for Sale
As of March 31, 2015, the carrying value of the Lake Merritt office property exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale, during the first quarter of 2015. See Note 3, "Real Estate Investments," for further information related to the impairment.

Net Income
Net income increased by $10.8 million during the first quarter of 2015 compared to the first quarter of 2014 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs,

•	fund commitments to unconsolidated real estate ventures, and

•	fund distributions to shareholders to maintain REIT status.
As of March 31, 2015, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2015 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including our unsecured term loans, and under our unsecured notes. As of March 31, 2015, we were in compliance with all of our debt covenants and requirement obligations.
We use multiple sources to finance our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.
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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2015, amounted to $652.3 million and $1,803.5 million, respectively.
We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program under which we may sell up to 16,000,000 common shares until November 5, 2016 in at-the-market offerings.
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
We also consider sales of selected properties as another source of managing our liquidity. We use proceeds from asset sales, as appropriate, to repay existing indebtedness, provide capital for our development activities and to strengthen our financial condition. See Item 2. "Recent Property Transactions" for disclosure of current year dispositions.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2015 and December 31, 2014, we maintained cash and cash equivalents of $309.1 million and $257.5 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31, 2015 and 2014 (in thousands):

Activity	2015	2014
Operating	$45,611	$50,440
Investing	38,311	(48,365)
Financing	(32,341)	(28,991)
Net cash flows	$51,581	$(26,916)
Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.
The net decrease of $4.8 million in cash from operating activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $86.7 million in cash from investing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to the following:

•
an increase of $14.0 million in funds used for acquisitions, driven by the purchase of a development project in Austin, Texas known as Encino Trace during the three months ended March 31, 2014, with no such acquisitions during the three months ended March 31, 2015;

•
an increase of $23.4 million of net proceeds from the sale of two properties during the three months ended March 31, 2015 compared to the sale of one land parcel during the three months ended March 31, 2014 (See Item 2., "Recent Property Transactions");

•
an increase of $86.8 million in payments on the mortgage note receivable during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the repayment of the short term loan to the Austin Venture (See Note 4, "Investment in Unconsolidated Ventures," to our consolidated financial statements); and

•	an increase of $1.2 million in escrow cash due to timing of payments.

The increase in cash from investing activities was offset by the following transactions:

•
an increase in capital expenditures for tenant and building improvements and leasing commissions by $22.0 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily attributed to the development of the FMC Tower at Cira Centre South and Encino Trace (For further information on development projects see Item 1., "Developments," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Item 2., "Development Risk," included in this Form 10-Q);

•	a decrease in advances made for purchase of tenant assets, net of repayments of $0.2 million during the three months ended March 31, 2015, when compared to the three months ended March 31, 2014;

•
an increase of $10.2 million of investments in unconsolidated Real Estate Ventures primarily due to contributions for the three months ended March 31, 2015 of $3.4 million to the DRA Austin real estate venture, $5.1 million to the 4040 Wilson real estate venture, $1.9 million to Brandywine 1919 Ventures and $0.6 million to the HSRE-Campus Crest real estate venture compared to the $0.8 million contribution to the 4040 Wilson real estate venture during the three months ended March 31, 2014;

•
an increase in expenditures for deposits on real estate acquisitions of $5.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily attributed to the acquisition of a land parcel located in Washington D.C. (For further information on the land parcel acquired See Note 14, "Subsequent Events," to our consolidated financial statements); and

•
a decrease of $0.3 million in cash distributions in excess of cumulative equity in income from Real Estate Ventures during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The net increase of $3.4 million in cash used in financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to the following:

•	an increase of $0.2 million in repayments of mortgage notes payable during three months ended March 31, 2015 compared to the three months ended March 31, 2014; and

•
an increase in distributions paid to shareholders and on non-controlling interests to $28.9 million during the three months ended March 31, 2015 from $25.6 million during the three months ended March 31, 2014 resulting from the Parent Company issuance of 21,850,000 common shares during the third quarter of 2014.

The net increase in cash used in financing activities described above was partially offset by an increase of $0.1 million in proceeds from the exercise of stock options during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Capitalization
Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Balance:
Mortgage notes payable	$652,322	$655,934
Unsecured debt	1,803,529	1,803,529
Total	$2,455,851	$2,459,463
Percent of Total Debt:
Mortgage notes payable	26.6%	26.7%
Unsecured debt	73.4%	73.3%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	5.7%	5.7%
Unsecured debt	4.7%	4.7%
Total	5.0%	5.0%
Weighted-average maturity in years:
Mortgage notes payable	7.1	7.3
Unsecured debt	6.8	7.0
Total	6.9	7.1
All debt shown above is fixed rate.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2015 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Average Interest Rate of Maturing Debt
2015	$10,057	$88,361	$98,418	5.46%
2016	9,924	357,779	367,703	5.61%
2017	9,906	320,417	330,323	5.63%
2018	11,954	325,000	336,954	5.19%
2019	13,155	200,000	213,155	3.81%
2020	13,915	—	13,915	6.64%
2021	14,719	—	14,719	6.64%
2022	15,571	—	15,571	6.65%
2023	14,666	351,236	365,902	4.27%
2024	14,933	250,000	264,933	4.39%
Thereafter	105,648	328,610	434,258	4.97%
Totals	$234,448	$2,221,403	$2,455,851	4.97%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2015.

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
Equity
On March 11, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $27.3 million, which it paid on April 20, 2015 to its shareholders of record as of April 6, 2015. In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of March 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on March 11, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 15, 2015 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the three months ended March 31, 2015, we did not sell any shares under the Offering Program and 16,000,000 remained available.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of March 31, 2015, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended March 31, 2015. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of March 31, 2015:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$652,322	$222,206	$126,879	$25,955	$277,282
Unsecured guaranteed notes (a)	1,603,529	—	449,919	325,000	828,610
Unsecured term loan	200,000	—	—	200,000	—
Ground leases (b)	67,892	1,550	3,100	3,100	60,142
Development contracts (c)	364,711	252,028	112,683	—	—
Interest expense (d)	681,850	115,874	167,117	105,383	293,476
Other liabilities (e)	21,726	228	2,322	4,787	14,389
	$3,592,030	$591,886	$862,020	$664,225	$1,473,899

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania. The two ground leases in Philadelphia, Pennsylvania are discussed in Note 13, "Commitments and Contingencies," to consolidated financial statements.

(c)
Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments. See Item 2., "Overview - Development Risk" for total expected costs related to developments.

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2015 interest rates.

(e)
Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas and (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania.

See Note 4, "Investment in Unconsolidated Ventures," to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.
As of March 31, 2015, we were obligated to pay a maximum of $90.5 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.
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
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three -month periods ended March 31, 2015 and 2014.

	Three-month periods ended
	March 31,
	2015	2014
	(unaudited, in thousands, except share information)
Net income (loss) attributable to common unitholders	$6,768	$(4,085)
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	101	103
Loss on real estate venture transactions	—	135
Net gain on disposition of real estate	(9,019)	—
Provision for impairment on assets held for sale	1,726	—
Depreciation and amortization:
Real property — continuing operations	40,496	40,677
Leasing costs including acquired intangibles — continuing operations	10,538	11,859
Company’s share of unconsolidated real estate ventures	8,113	5,208
Partners' share of consolidated real estate ventures	(54)	(49)
Funds from operations	$58,669	$53,848
Funds from operations allocable to unvested restricted shareholders	(218)	(235)
Funds from operations available to common unitholders (FFO)	$58,451	$53,613
Weighted-average shares/units outstanding — fully diluted	182,190,374	159,927,659

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2015, our consolidated debt consisted of $652.3 million of mortgage loans and $1,524.9 million of unsecured notes, all of which are fixed rate borrowings. As of March 31, 2015, we also have variable rate debt consisting of $78.6 million in trust preferred securities and $200.0 million of unsecured term loans all of which have been swapped to fixed. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $26.9 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $29.3 million.

As of March 31, 2015, based on prevailing interest rates and credit spreads, the fair value of our $1,518.4 million of unsecured notes was $1,584.5 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.2 million at March 31, 2015.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $278.6 million at March 31, 2015. The total fair value of our debt was approximately $257.5 million at March 31, 2015. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $15.7 million at March 31, 2015. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $17.7 million.
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

(c)
There were no common share repurchases under our repurchase program during the fiscal quarter ended March 31, 2015. As of March 31, 2015, 539,200 common shares remained available for repurchase under our share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
On April 24, 2015, Brandywine Operating Partnership, L.P., the limited partnership through which Brandywine Realty Trust, as sole general partner, owns its assets and conducts its operations, sold a portfolio of five properties containing an aggregate of 485,182 square feet (the "Properties") located in suburban Delaware for a gross sales price of $50.1 million. We are not affiliated with the buyer, and the terms of the transaction were determined through arm's-length negotiations. The Properties were 66.8% occupied at closing and they were built between the years of 1987 and 1998. The individual listing of the Properties is shown below:

Property Name	City	State	No. of Buildings	Square Feet
100 Commerce Drive	Newark	Delaware	1	62,787
200 Commerce Drive	Newark	Delaware	1	68,034
400 Commerce Drive	Newark	Delaware	1	154,086
Delaware Corporate Center I	Wilmington	Delaware	1	104,761
Delaware Corporate Center II	Wilmington	Delaware	1	95,514
			5	485,182
The following unaudited pro forma consolidated financial statements of each of the Parent Company and the Operating Partnership have been prepared to reflect the effect of the sale as described above. The following unaudited pro forma consolidated financial statements of the Company are presented to comply with Article 11 of Regulation S-X and follow guidelines of the Securities and Exchange Commission (“SEC”). The unaudited pro forma consolidated statements of operations for year ended December 31, 2014 and the quarter ended March 31, 2015 are based on the historical consolidated statements of operations of each the Parent Company and the Operating Partnership, and give effect to the sale as if it had occurred on January 1, 2014. The unaudited pro forma consolidated balance sheet as of March 31, 2015 is based on the balance sheet on that date of each of the Parent Company and Operating Partnership, and gives effect to the sale as if it occurred on March 31, 2015.
The unaudited pro forma consolidated financial statements presented below are based on assumptions and adjustments set forth in the notes thereto. The unaudited pro forma adjustments made in the compilation of the unaudited pro forma consolidated financial statements were directly attributable to the sale, are factually supportable, are based upon available information and assumptions that the Company considers reasonable, and have been made solely for purposes of developing such unaudited pro forma financial information for illustrative purposes in compliance with the disclosure requirements of the SEC. The unaudited pro forma consolidated financial information is presented for informational purposes only and should not be considered indicative of actual results that would have been achieved had the sale actually been consummated on the dates indicated and does not purport to be indicative of the financial condition as of any future date or results of operation for any future period.
The unaudited pro forma consolidated financial information, and the accompanying notes, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 19, 2015.

Brandywine Realty Trust
Unaudited Pro Forma Consolidated Balance Sheet
As of March 31, 2015
(in thousands, except per share data)

	As Reported	Properties Sold		Other Dispositions	Reported as
	(A)	(B)		(C)	Pro Forma
ASSETS
Real estate investments:
Rental properties	$4,477,857	$—		$—	$4,477,857
Accumulated depreciation	(1,057,140)	—		—	(1,057,140)
Operating real estate investments, net	3,420,717	—		—	3,420,717
Construction-in-progress	231,224	—		—	231,224
Land inventory	90,945	—		—	90,945
Total real estate investments, net	3,742,886	—		—	3,742,886
Cash and cash equivalents	309,083	49,579	(B2)	62,800	421,462
Accounts receivable, net	18,566	266	(B1)	158	18,990
Accrued rent receivable, net	134,885	—		—	134,885
Assets held for sale, net	111,971	(48,440)	(B1)	(63,531)	—
Investment in real estate ventures, at equity	233,478	—		—	233,478
Deferred costs, net	123,482	—		—	123,482
Intangible assets, net	93,269	—		—	93,269
Other assets	78,036	47	(B1)	66	78,149
Total assets	$4,845,656	$1,452		$(507)	$4,846,601

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$650,545	$—		—	$650,545
Unsecured term loans	200,000	—		—	200,000
Unsecured senior notes, net of discounts	1,596,992	—		—	1,596,992
Accounts payable and accrued expenses	109,865	222	(B1)	173	110,260
Distributions payable	29,038	—		—	29,038
Deferred income, gains and rent	55,618	—		—	55,618
Acquired lease intangibles, net	24,513	—		—	24,513
Other liabilities	39,578	(53)	(B1)	(182)	39,343
Liabilities related to assets held for sale	931	(465)	(B1)	(466)	—

Total liabilities	2,707,080	(296)		(475)	2,706,309
Commitments and contingencies

Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares	40	—		—	40
Common Shares of Brandywine Realty Trust’s beneficial interest	1,798	—		—	1,798
Additional paid-in capital	3,317,137	—		—	3,317,137
Deferred compensation payable in common shares	11,194	—		—	11,194
Common shares in grantor trust,	(11,194)	—		—	(11,194)
Cumulative earnings	538,023	1,733	(B3)	(32)	539,724
Accumulated other comprehensive loss	(7,190)	—		—	(7,190)
Cumulative distributions	(1,729,517)	—		—	(1,729,517)
Total Brandywine Realty Trust’s equity	2,120,291	1,733		(32)	2,121,992
Non-controlling interests	18,285	15		—	18,300
Total beneficiaries' equity	2,138,576	1,748		(32)	2,140,292
Total liabilities and equity	$4,845,656	$1,452		$(507)	$4,846,601

Brandywine Realty Trust
Unaudited Pro Forma Consolidated Income Statement
For the three months ended March 31, 2015
(in thousands, except per share data)

	As Reported (D)	Properties Sold (E)	Other Dispositions (F)	Pro Forma
Revenue:
Rents	$120,410	$(1,676)	$(1,602)	$117,132
Tenant reimbursements	22,654	(273)	(111)	22,270
Termination fees	636	—	—	636
Third party management fees, labor reimbursement and leasing	3,872	—	—	3,872
Other	2,834	(2)	(2)	2,830
Total revenue	150,406	(1,951)	(1,715)	146,740
Operating Expenses:
Property operating expenses	46,577	(826)	(641)	45,110
Real estate taxes	12,545	(181)	(240)	12,124
Third party management expenses	1,576	—	—	1,576
Depreciation and amortization	51,111	(776)	(677)	49,658
General and administrative expenses	8,636	—	—	8,636
Total operating expenses	120,445	(1,783)	(1,558)	117,104
Operating income	29,961	(168)	(157)	29,636
Other Income (Expense):
Interest income	750	—	(14)	736
Interest expense	(28,176)	—	—	(28,176)
Interest expense — amortization of deferred financing costs	(1,079)	—	—	(1,079)
Interest expense — financing obligation	(286)	—	—	(286)
Equity in income of real estate ventures	131	—	—	131
Net gain on disposition of real estate	9,019	—	—	9,019
Provision for impairment	(1,726)	—	—	(1,726)
Net income from continuing operations	8,594	(168)	(171)	8,255
Net (income) loss from continuing operations attributable to non-controlling interests - LP units	(58)	1	1	(56)
Net income attributable to non-controlling interests	(58)	1	1	(56)
Net income attributable to Brandywine Realty Trust	8,536	(167)	(170)	8,199
Distribution to Preferred Shares	(1,725)	—	—	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(101)	—	—	(101)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$6,710	$(167)	$(170)	$6,373

Basic earnings per Common Share:
Continuing operations	$0.04			$0.04

Diluted earnings per Common Share:
Continuing operations	$0.04			$0.04

Basic weighted average shares outstanding	179,562,930			179,562,930
Diluted weighted average shares outstanding	180,655,272			180,655,272

Brandywine Realty Trust
Unaudited Pro Forma Consolidated Income Statement
For the twelve months ended December 31, 2014
(in thousands, except per share data)

	As Reported (D)	Properties Sold (E)	Other Dispositions (F)		Pro Forma
Revenue:
Rents	$483,682	$(8,505)	$(17,199)		$457,978
Tenant reimbursements	84,879	(1,286)	(4,273)		79,320
Termination fees	8,000	—	—		8,000
Third party management fees, labor reimbursement and leasing	17,200	—	86	(F1)	17,286
Other	3,221	(58)	(168)		2,995
Total revenue	596,982	(9,849)	(21,554)		565,579
Operating Expenses:
Property operating expenses	177,330	(3,169)	(7,473)		166,688
Real estate taxes	51,844	(682)	(2,522)		48,640
Third party management expenses	6,791	—	—		6,791
Depreciation and amortization	208,569	(3,145)	(7,424)		198,000
General and administrative expenses	26,779	—	—		26,779
Total operating expenses	471,313	(6,996)	(17,419)		446,898
Operating income	125,669	(2,853)	(4,135)		118,681
Other Income (Expense):
Interest income	3,974	—	(9)		3,965
Historic tax credit transaction income	11,853	—	—		11,853
Interest expense	(124,329)	—	—		(124,329)
Interest expense — amortization of deferred financing costs	(5,148)	—	—		(5,148)
Interest expense — financing obligation	(1,144)	—	—		(1,144)
Recognized hedge activity	(828)	—	—		(828)
Equity in income of real estate ventures	(790)	—	(65)	(F2)	(855)
Net gain on disposition of real estate	4,901	—	—		4,901
Net gain (loss) on sale of undepreciated real estate	1,184	—	—		1,184
Net gain (loss) from remeasurement of investment in real estate ventures	458	—	—		458
Net gain (loss) on real estate venture transactions	(417)	—	—		(417)
Loss on early extinguishment of debt	(7,594)	—	—		(7,594)
Provision for impairment	(1,765)	—	—		(1,765)
Income (loss) from continuing operations before non-controlling interests	6,024	(2,853)	(4,209)		(1,038)
Net loss attributable to non-controlling interests — partners’ share of consolidated real estate ventures	44	—	—		44
Net (income) loss from continuing operations attributable to non-controlling interests — LP units	(1)	30	44		73
Net income attributable to non-controlling interests	43	30	44		117
Net income attributable to Brandywine Realty Trust	6,067	(2,823)	(4,165)		(921)
Distribution to preferred shares	(6,900)	—	—		(6,900)
Nonforfeitable dividends allocated to unvested restricted shareholders	(349)	—	—		(349)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(1,182)	$(2,823)	$(4,165)		$(8,170)

Per share data:
Basic earnings per Common Share:
Continuing operations	$(0.01)				$(0.05)

Diluted earnings per Common Share:
Continuing operations	$(0.01)				$(0.05)

Basic weighted average shares outstanding	166,202,649				166,202,649
Diluted weighted average shares outstanding	166,202,649				166,202,649

Brandywine Operating Partnership, L.P.
Unaudited Pro Forma Consolidated Balance Sheet
As of March 31, 2015
(in thousands, except per share data)

	As Reported	Properties Sold		Other Dispositions	Reported as
	(A)	(B)		(C)	Pro Forma
ASSETS
Real estate investments:
Rental properties	$4,477,857	$—		$—	$4,477,857
Accumulated depreciation	(1,057,140)	—		—	(1,057,140)
Operating real estate investments, net	3,420,717	—		—	3,420,717
Construction-in-progress	231,224	—		—	231,224
Land inventory	90,945	—		—	90,945
Total real estate investments, net	3,742,886	—		—	3,742,886
Cash and cash equivalents	309,083	49,579	(B2)	62,800	421,462
Accounts receivable, net	18,566	266	(B1)	158	18,990
Accrued rent receivable, net	134,885	—		—	134,885
Assets held for sale, net	111,971	(48,440)	(B1)	(63,531)	—
Investment in real estate ventures, at equity	233,478	—		—	233,478
Deferred costs, net	123,482	—		—	123,482
Intangible assets, net	93,269	—		—	93,269
Other assets	78,036	47	(B1)	66	78,149
Total assets	$4,845,656	$1,452		$(507)	$4,846,601

LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$650,545	$—		—	$650,545
Unsecured term loans	200,000	—		—	200,000
Unsecured senior notes, net of discounts	1,596,992	—		—	1,596,992
Accounts payable and accrued expenses	109,865	222	(B1)	173	110,260
Distributions payable	29,038	—		—	29,038
Deferred income, gains and rent	55,618	—		—	55,618
Acquired lease intangibles, net	24,513	—		—	24,513
Other liabilities	39,578	(53)	(B1)	(182)	39,343
Liabilities related to assets held for sale	931	(465)	(B1)	(466)	—

Total liabilities	2,707,080	(296)		(475)	2,706,309
Commitments and contingencies

Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2015 and 2014	24,574	—		—	24,574
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2015 and 2014	96,850	—		—	96,850
General Partnership Capital, 179,745,598 and 179,293,160 units issued and outstanding in 2015 and 2014, respectively	2,023,754	1,748	(B3)	(32)	2,025,470
Accumulated other comprehensive loss	(7,612)	—		—	(7,612)
Total Brandywine Operating Partnership, L.P.’s equity	2,112,992	1,748		(32)	2,114,708
Non-controlling interest - consolidated real estate ventures	1,010	—		—	1,010
Total partners’ equity	2,114,002	1,748		(32)	2,115,718

Total liabilities and equity	$4,845,656	$1,452		$(507)	$4,846,601

Brandywine Operating Partnership, L.P.
Unaudited Pro Forma Consolidated Income Statement
For the three months ended March 31, 2015
(in thousands, except per share data)

	As Reported (D)	Properties Sold (E)	Other Dispositions (F)	Pro Forma
Revenue:
Rents	$120,410	$(1,676)	$(1,602)	$117,132
Tenant reimbursements	22,654	(273)	(111)	22,270
Termination fees	636	—	—	636
Third party management fees, labor reimbursement and leasing	3,872	—	—	3,872
Other	2,834	(2)	(2)	2,830
Total revenue	150,406	(1,951)	(1,715)	146,740
Operating Expenses:
Property operating expenses	46,577	(826)	(641)	45,110
Real estate taxes	12,545	(181)	(240)	12,124
Third party management expenses	1,576	—	—	1,576
Depreciation and amortization	51,111	(776)	(677)	49,658
General and administrative expenses	8,636	—	—	8,636
Total operating expenses	120,445	(1,783)	(1,558)	117,104
Operating income	29,961	(168)	(157)	29,636
Other Income (Expense):
Interest income	750	—	(14)	736
Interest expense	(28,176)	—	—	(28,176)
Interest expense — amortization of deferred financing costs	(1,079)	—	—	(1,079)
Interest expense — financing obligation	(286)	—	—	(286)
Equity in income of real estate ventures	131	—	—	131
Net gain on disposition of real estate	9,019	—	—	9,019
Provision for impairment	(1,726)	—	—	(1,726)
Income from continuing operations	8,594	(168)	(171)	8,255
Preferred share distributions	(1,725)	—	—	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(101)	—	—	(101)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,768	$(168)	$(171)	$6,429

Basic earnings per Common Partnership Unit:
Continuing operations	$0.04			$0.04
Diluted earnings per Common Partnership Unit:
Continuing operations	$0.04			$0.04

Basic weighted average common partnership units outstanding	181,098,032			181,098,032

Diluted weighted average common partnership units outstanding	182,190,374			182,190,374

Brandywine Operating Partnership, L.P.
Unaudited Pro Forma Consolidated Income Statement
For the twelve months ended December 31, 2014
(in thousands, except per share data)

	As Reported (D)	Properties Sold (E)	Other Dispositions (F)		Pro Forma
Revenue:
Rents	$483,682	$(8,505)	$(17,199)		$457,978
Tenant reimbursements	84,879	(1,286)	(4,273)		79,320
Termination fees	8,000	—	—		8,000
Third party management fees, labor reimbursement and leasing	17,200	—	86	(F1)	17,286
Other	3,221	(58)	(168)		2,995
Total revenue	596,982	(9,849)	(21,554)		565,579
Operating Expenses:
Property operating expenses	177,330	(3,169)	(7,473)		166,688
Real estate taxes	51,844	(682)	(2,522)		48,640
Third party management expenses	6,791	—	—		6,791
Depreciation and amortization	208,569	(3,145)	(7,424)		198,000
General and administrative expenses	26,779	—	—		26,779
Total operating expenses	471,313	(6,996)	(17,419)		446,898
Operating income	125,669	(2,853)	(4,135)		118,681
Other Income (Expense):
Interest income	3,974	—	(9)		3,965
Historic tax credit transaction income	11,853	—	—		11,853
Interest expense	(124,329)	—	—		(124,329)
Interest expense — amortization of deferred financing costs	(5,148)	—	—		(5,148)
Interest expense — financing obligation	(1,144)	—	—		(1,144)
Recognized hedge activity	(828)	—	—		(828)
Equity in income of real estate ventures	(790)	—	(65)	(F2)	(855)
Net gain on disposition of real estate	4,901	—	—		4,901
Net gain on sale of undepreciated real estate	1,184	—	—		1,184
Net gain from remeasurement of investment in real estate ventures	458	—	—		458
Net loss on real estate venture transactions	(417)	—	—		(417)
Loss on early extinguishment of debt	(7,594)	—	—		(7,594)
Provision for impairment	(1,765)	—	—		(1,765)
Income (Loss) from continuing operations	6,024	(2,853)	(4,209)		(1,038)
Distribution to Preferred Units	(6,900)	—	—		(6,900)
Net loss attributable to non-controlling interests	44	—	—		44
Amount allocated to unvested restricted unitholders	(349)	—	—		(349)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(1,181)	$(2,853)	$(4,209)		$(8,243)

Basic earnings per Common Partnership Unit:
Continuing operations	$(0.01)				$(0.05)
Diluted earnings per Common Partnership Unit:
Continuing operations	$(0.01)				$(0.05)

Basic weighted average common partnership units outstanding	167,942,246				167,942,246
Diluted weighted average common partnership units outstanding	167,942,246				167,942,246

Pro Forma Adjustments

(A)	Reflects the Company's consolidated balance sheet as of March 31, 2015, as contained in the financial statements and notes thereto presented in this Form 10-Q.

(B)	Represents the elimination of the assets and liabilities of the Properties sold. These adjustments also include actual cash received at closing on April 24, 2015 of $49.6 million.
(B1) Represents the sale of the Properties' assets and liabilities, which were classified as held for sale as of March 31, 2015.
(B2) Represents net proceeds received by Brandywine upon sale of the Properties.
(B3) Represents the estimated gain on sale recognized by the Company upon completion of the sale transaction as if the sale occurred as of March 31, 2015, and was calculated as follows:

Sale price of Properties	$50,125
Less: Estimated closing costs and other adjustments	(384)
Less: Property basis as of March 31, 2015	(47,993)
Total estimated gain as of March 31, 2015 (i)	$1,748
(i) The Company expects to record a gain on sale as of April 24, 2015 approximating the calculated gain as of March 31, 2015.

(C)
Represents the elimination of the assets and liabilities of the other dispositions occurring during 2015 as if the dispositions occurred on March 31, 2015. All dispositions were not significant individually or in aggregate under Regulation S-X prior to the disposition of the Properties.

(D)
Reflects the consolidated results of operations for the Company for the quarter ended March 31, 2015 and the year ended December 31, 2014, respectively, as contained in the financial statements and notes thereto in this Form 10-Q and the historical financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(E)	Represents revenues and expenses of the Properties sold for the three months ended March 31, 2015 and the year ended December 31, 2014.

(F)
Represents the elimination of the actual historical results of operations of the other dispositions occurring during 2015 and 2014 as if the dispositions occurred on January 1, 2014. All dispositions were not significant individually or in aggregate under Regulation S-X prior to the disposition of the Properties.

(F1) Represents management fee income pursuant to the management and leasing agreement for Four Points Centre, which was contributed to the Austin Venture on April 3, 2014, as if the Company contribution occurred on January 1, 2014.
(F2) Represents the Company's share of net loss from the Austin Venture, as if the Company contributed Four Points Centre on January 1, 2014.

Item 6.	Exhibits

(a)	Exhibits

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (incorporated by reference to Exhibit 3.2 to Brandywine Realty Trust's current Report on Form 8-K filed on March 30, 2015)

10.1
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.2	2015-2017 Restricted Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.3	2015-2017 Restricted Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.4	Form of Restricted Share Rights Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.5	Form of Incentive Compensation Clawback Agreement (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.6	Summary of Trustee Compensation **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	April 27, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	April 27, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

3.2	Amended and Restated Bylaws of Brandywine Realty Trust (incorporated by reference to Exhibit 3.2 to Brandywine Realty Trust's current Report on Form 8-K filed on March 30, 2015)

10.1
Form of Restricted Performance Share Unit and Dividend Equivalent Rights Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.2	2015-2017 Restricted Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.3	Form of Cliff Vesting Restricted Share Rights Award (CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.4	Form of Restricted Share Rights Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **
10.5	Form of Incentive Compensation Clawback Agreement (incorporated by reference to Exhibit 10.5 to Brandywine Realty Trust's current Report on Form 8-K filed on February 26, 2015) **

10.6	Summary of Trustee Compensation **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.