Form 10-Q
period 2015-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2015-07-27
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
A total of 179,898,005 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 24, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,700,839	$4,603,692
Accumulated depreciation	(1,088,681)	(1,067,829)
Operating real estate investments, net	3,612,158	3,535,863
Construction-in-progress	263,772	201,360
Land inventory	119,995	90,603
Total real estate investments, net	3,995,925	3,827,826
Cash and cash equivalents	123,982	257,502
Accounts receivable, net	22,294	18,757
Accrued rent receivable, net	138,905	134,051
Assets held for sale, net	—	18,295
Investment in Real Estate Ventures, at equity	201,034	225,004
Deferred costs, net	126,567	125,224
Intangible assets, net	137,290	99,403
Mortgage note receivable	—	88,000
Other assets	68,313	65,111
Total assets	$4,814,310	$4,859,173
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$646,512	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,597,267	1,596,718
Accounts payable and accrued expenses	98,897	96,046
Distributions payable	29,021	28,871
Deferred income, gains and rent	54,595	59,452
Acquired lease intangibles, net	31,565	26,010
Other liabilities	40,647	37,558
Liabilities related to assets held for sale	—	602
Total liabilities	2,698,504	2,699,847
Commitments and contingencies (Note 12)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2015 and 2014	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 400,000,000; 179,898,121 and 179,293,160 issued and outstanding in 2015 and 2014, respectively	1,799	1,793
Additional paid-in capital	3,317,751	3,314,693
Deferred compensation payable in common shares	11,996	6,219
Common shares in grantor trust, 748,045 in 2015 and 384,536 in 2014	(11,996)	(6,219)
Cumulative earnings	541,079	529,487
Accumulated other comprehensive loss	(5,651)	(4,607)
Cumulative distributions	(1,758,294)	(1,700,579)
Total Brandywine Realty Trust’s equity	2,096,724	2,140,827
Non-controlling interests	19,082	18,499
Total beneficiaries' equity	2,115,806	2,159,326
Total liabilities and beneficiaries' equity	$4,814,310	$4,859,173

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rents	$119,127	$121,622	$239,537	$243,293
Tenant reimbursements	19,799	20,502	42,453	43,962
Termination fees	828	3,349	1,464	5,552
Third party management fees, labor reimbursement and leasing	4,659	4,187	8,531	8,337
Other	1,235	840	4,069	1,470
Total revenue	145,648	150,500	296,054	302,614
Operating expenses:
Property operating expenses	42,704	43,136	89,281	89,937
Real estate taxes	11,968	12,841	24,513	26,298
Third party management expenses	1,677	1,730	3,253	3,446
Depreciation and amortization	50,930	52,587	102,041	105,157
General and administrative expenses	6,791	6,005	15,427	14,186
Total operating expenses	114,070	116,299	234,515	239,024
Operating income	31,578	34,201	61,539	63,590
Other income (expense):
Interest income	313	385	1,063	770
Interest expense	(27,895)	(31,512)	(56,071)	(63,356)
Interest expense — amortization of deferred financing costs	(1,288)	(1,197)	(2,367)	(2,386)
Interest expense — financing obligation	(324)	(316)	(610)	(588)
Equity in loss of Real Estate Ventures	(873)	(489)	(742)	(247)
Net gain on disposition of real estate	1,571	—	10,590	—
Gain (loss) on sale of undepreciated real estate	—	(3)	—	1,184
Net gain from remeasurement of investments in real estate ventures	758	458	758	458
Loss on real estate venture transactions	—	(282)	—	(417)
Provision for impairment on assets held for sale/sold	(782)	—	(2,508)	—
Income (Loss) from continuing operations	3,058	1,245	11,652	(992)
Discontinued operations:
Income from discontinued operations	—	26	—	18
Net gain on disposition of discontinued operations	—	903	—	903
Total discontinued operations	—	929	—	921
Net income (loss)	3,058	2,174	11,652	(71)
Net loss from discontinued operations attributable to non-controlling interests — LP units	—	(10)	—	(10)
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	5	24	5	12
Net (income) loss attributable to non-controlling interests — LP units	(7)	5	(65)	49
Net (income) loss attributable to non-controlling interests	(2)	19	(60)	51
Net income (loss) attributable to Brandywine Realty Trust	3,056	2,193	11,592	(20)
Distribution to Preferred Shares	(1,725)	(1,725)	(3,450)	(3,450)
Nonforfeitable dividends allocated to unvested restricted shareholders	(76)	(83)	(177)	(186)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$1,255	$385	$7,965	$(3,656)
Basic income (loss) per Common Share:
Continuing operations	$0.01	$—	$0.04	$(0.03)
Discontinued operations	—	—	—	0.01
	$0.01	$—	$0.04	$(0.02)
Diluted income (loss) per Common Share:
Continuing operations	$0.01	$—	$0.04	$(0.03)
Discontinued operations	—	—	—	0.01
	$0.01	$—	$0.04	$(0.02)

Basic weighted average shares outstanding	179,860,284	157,037,348	179,712,428	156,916,356
Diluted weighted average shares outstanding	180,538,887	157,037,348	180,599,265	156,916,356
Net income attributable to Brandywine Realty Trust
Total continuing operations	$3,056	$1,274	$11,592	$(931)
Total discontinued operations	—	919	—	911
Net income (loss)	$3,056	$2,193	$11,592	$(20)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$3,058	$2,174	$11,652	$(71)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,494	(2,285)	(1,169)	(3,265)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	60	116	120
Total other comprehensive gain (loss)	1,552	(2,225)	(1,053)	(3,145)
Comprehensive income (loss)	4,610	(51)	10,599	(3,216)
Comprehensive (income) loss attributable to non-controlling interest	(15)	44	(51)	86
Comprehensive income (loss) attributable to Brandywine Realty Trust	$4,595	$(7)	$10,548	$(3,130)
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the six-month period ended June 30, 2015
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									11,592			60	11,652
Other comprehensive loss										(1,044)		(9)	(1,053)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(48)							(48)
Share-based compensation activity			509,675	280,011	6	2,949							2,955
Share issuance from/to Deferred Compensation Plan			86,839	83,498			5,777	(5,777)					—
Adjustment to non-controlling interest						32						(32)	—
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.30 per share)											(54,265)	(461)	(54,726)
BALANCE, June 30, 2015	4,000,000	$40	179,898,121	748,045	$1,799	$3,317,751	$11,996	$(11,996)	$541,079	$(5,651)	$(1,758,294)	$19,082	$2,115,806

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the six-month period ended June 30, 2014
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,280	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									(20)			(51)	(71)
Other comprehensive loss										(3,110)		(35)	(3,145)
Equity issuance costs						(60)							(60)
Share-based compensation activity			279,913		5	3,612			12				3,629
Share issuance from/to Deferred Compensation Plan			79,077	74,808		(90)	896	(896)					(90)
Adjustment to non-controlling interest						12						(12)	—
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.30 per share)											(47,276)	(530)	(47,806)
BALANCE, June 30, 2014	4,000,000	$40	157,090,983	387,088	$1,571	$2,975,070	$6,303	$(6,303)	$522,520	$(6,105)	$(1,643,241)	$20,587	$1,870,442

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,652	$(71)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	102,041	105,157
Amortization of deferred financing costs	2,367	2,386
Amortization of debt discount/(premium), net	(318)	(324)
Amortization of stock compensation costs	3,568	3,752
Shares used for employee taxes upon vesting of share awards	(2,056)	(1,266)
Straight-line rent income	(11,483)	(7,183)
Amortization of acquired above (below) market leases, net	(2,633)	(3,698)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	704	1,272
Loss on real estate venture transactions	—	417
Net gain on sale of interests in real estate	(10,590)	(2,087)
Net gain from remeasurement of investment in a real estate venture	(758)	(458)
Provision for impairment on assets held for sale/sold	2,508	—
Real Estate Venture (income) loss and cash distributions	1,197	558
Deferred financing obligation	(612)	(590)
Changes in assets and liabilities:
Accounts receivable	(390)	(6,328)
Other assets	(1,313)	1,462
Accounts payable and accrued expenses	(2,261)	(2,815)
Deferred income, gains and rent	(3,991)	(116)
Other liabilities	941	129
Net cash from operating activities	88,617	90,241
Cash flows from investing activities:
Acquisition of properties	(120,379)	(12,405)
Acquisition of property - 1031 exchange funds applied	(62,812)	—
Sale of properties	80,268	40,149
Sale of property - 1031 exchange funds held in escrow	62,800	—
Proceeds from repayment of mortgage notes receivable	88,000	2,800
Capital expenditures for tenant improvements	(39,693)	(58,035)
Capital expenditures for redevelopments	(21,844)	(4,773)
Capital expenditures for developments	(83,628)	(19,270)
Advances for purchase of tenant assets, net of repayments	(3,003)	16
Investment in unconsolidated Real Estate Ventures	(49,139)	(3,095)
Deposits for real estate	(2,935)	—
Escrowed cash	2,113	1,758
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,774	5,329
Leasing costs	(10,892)	(13,862)
Net cash used in investing activities	(155,370)	(61,388)
Cash flows from financing activities:
Repayments of mortgage notes payable	(7,046)	(6,647)
Debt financing costs paid	(2,941)	(35)
Proceeds from the exercise of stock options	127	709
Partner contribution to consolidated real estate venture	1,025	—
Distributions paid to shareholders	(57,471)	(50,710)
Distributions to noncontrolling interest	(461)	(541)
Net cash used in financing activities	(66,767)	(57,224)
Decrease in cash and cash equivalents	(133,520)	(28,371)
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$123,982	$234,836

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2015 and 2014 of $5,623 and $2,726, respectively	$63,239	$66,869

Supplemental disclosure of non-cash activity:
Change in investments in joint venture related to non-cash disposition of property	—	(5,897)
Change in real estate investments related to non-cash property acquisition	(67,261)	—
Change in investments in joint venture related to non-cash property acquisition	67,261	—
Change in receivable from settlement of acquisitions	—	619
Change in other liabilities from contingent consideration related to a property acquisition	1,585	—
Change in operating real estate from contingent consideration related to a property acquisition	(1,585)	—
Change in capital expenditures financed through accounts payable at period end	(4,142)	(639)
Change in capital expenditures financed through retention payable at period end	5,415	1,188
Change in unfunded tenant allowance	—	(193)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,700,839	$4,603,692
Accumulated depreciation	(1,088,681)	(1,067,829)
Operating real estate investments, net	3,612,158	3,535,863
Construction-in-progress	263,772	201,360
Land inventory	119,995	90,603
Total real estate investments, net	3,995,925	3,827,826
Cash and cash equivalents	123,982	257,502
Accounts receivable, net	22,294	18,757
Accrued rent receivable, net	138,905	134,051
Assets held for sale, net	—	18,295
Investment in Real Estate Ventures, at equity	201,034	225,004
Deferred costs, net	126,567	125,224
Intangible assets, net	137,290	99,403
Mortgage note receivable	—	88,000
Other assets	68,313	65,111
Total assets	$4,814,310	$4,859,173
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$646,512	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,597,267	1,596,718
Accounts payable and accrued expenses	98,897	96,046
Distributions payable	29,021	28,871
Deferred income, gains and rent	54,595	59,452
Acquired lease intangibles, net	31,565	26,010
Other liabilities	40,647	37,558
Liabilities related to assets held for sale	—	602
Total liabilities	2,698,504	2,699,847
Commitments and contingencies (Note 12)
Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2015 and 2014	22,727	24,571
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2015 and 2014	96,850	96,850
General Partnership Capital, 179,898,121 and 179,293,160 units issued and outstanding in 2015 and 2014, respectively	2,000,257	2,041,902
Accumulated other comprehensive loss	(6,058)	(5,007)
Total Brandywine Operating Partnership, L.P.’s equity	2,091,049	2,133,745
Non-controlling interest - consolidated real estate ventures	2,030	1,010
Total partners’ equity	2,093,079	2,134,755

Total liabilities and partners’ equity	$4,814,310	$4,859,173
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rents	$119,127	$121,622	$239,537	$243,293
Tenant reimbursements	19,799	20,502	42,453	43,962
Termination fees	828	3,349	1,464	5,552
Third party management fees, labor reimbursement and leasing	4,659	4,187	8,531	8,337
Other	1,235	840	4,069	1,470
Total revenue	145,648	150,500	296,054	302,614
Operating expenses:
Property operating expenses	42,704	43,136	89,281	89,937
Real estate taxes	11,968	12,841	24,513	26,298
Third party management expenses	1,677	1,730	3,253	3,446
Depreciation and amortization	50,930	52,587	102,041	105,157
General & administrative expenses	6,791	6,005	15,427	14,186
Total operating expenses	114,070	116,299	234,515	239,024
Operating income	31,578	34,201	61,539	63,590
Other income (expense):
Interest income	313	385	1,063	770
Interest expense	(27,895)	(31,512)	(56,071)	(63,356)
Interest expense — amortization of deferred financing costs	(1,288)	(1,197)	(2,367)	(2,386)
Interest expense — financing obligation	(324)	(316)	(610)	(588)
Equity in loss of Real Estate Ventures	(873)	(489)	(742)	(247)
Net gain on disposition of real estate	1,571	—	10,590	—
Net gain (loss) on sale of undepreciated real estate	—	(3)	—	1,184
Net gain from remeasurement of investments in real estate ventures	758	458	758	458
Loss on real estate venture transactions	—	(282)	—	(417)
Provision for impairment on assets held for sale/sold	(782)	—	(2,508)	—
Income (Loss) from continuing operations	3,058	1,245	11,652	(992)
Discontinued operations:
Income from discontinued operations	—	26	—	18
Net gain on disposition of discontinued operations	—	903	—	903
Total discontinued operations	—	929	—	921
Net income (loss)	3,058	2,174	11,652	(71)
Net loss attributable to non-controlling interests	5	24	5	12
Net income (loss) attributable to Brandywine Operating Partnership	3,063	2,198	11,657	(59)
Distribution to Preferred Units	(1,725)	(1,725)	(3,450)	(3,450)
Amount allocated to unvested restricted unitholders	(76)	(83)	(177)	(186)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$1,262	$390	$8,030	$(3,695)
Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.01	$—	$0.04	$(0.03)
Discontinued operations	—	—	—	0.01
	$0.01	$—	$0.04	$(0.02)
Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.01	$—	$0.04	$(0.03)
Discontinued operations	—	—	—	0.01
	$0.01	$—	$0.04	$(0.02)
Basic weighted average common partnership units outstanding	181,395,386	158,801,087	181,247,530	158,680,095
Diluted weighted average common partnership units outstanding	182,073,989	158,801,087	182,134,367	158,680,095
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$3,063	$1,269	$11,657	$(980)
Total discontinued operations	—	929	—	921
Net income (loss)	$3,063	$2,198	$11,657	$(59)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$3,058	$2,174	$11,652	$(71)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,494	(2,285)	(1,169)	(3,265)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	60	116	120
Total other comprehensive income (loss)	1,552	(2,225)	(1,053)	(3,145)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$4,610	$(51)	$10,599	$(3,216)
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,652	$(71)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	102,041	105,157
Amortization of deferred financing costs	2,367	2,386
Amortization of debt discount/(premium), net	(318)	(324)
Amortization of stock compensation costs	3,568	3,752
Shares used for employee taxes upon vesting of share awards	(2,056)	(1,266)
Straight-line rent income	(11,483)	(7,183)
Amortization of acquired above (below) market leases, net	(2,633)	(3,698)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	704	1,272
Loss on real estate venture transactions	—	417
Net gain on sale of interests in real estate	(10,590)	(2,087)
Loss on real estate venture formation
Net gain on remeasurement of investment in a real estate venture	(758)	(458)
Provision for impairment on assets held for sale	2,508	—
Real Estate Venture (income) loss and cash distributions	1,197	558
Deferred financing obligation	(612)	(590)
Changes in assets and liabilities:
Accounts receivable	(390)	(6,328)
Other assets	(1,313)	1,462
Accounts payable and accrued expenses	(2,261)	(2,815)
Deferred income, gains and rent	(3,991)	(116)
Other liabilities	941	129
Net cash from operating activities	88,617	90,241
Cash flows from investing activities:
Acquisition of properties	(120,379)	(12,405)
Acquisition of property - 1031 exchange funds applied	(62,812)	—
Sale of properties	80,268	40,149
Sale of property - 1031 exchange funds held in escrow	62,800	—
Proceeds from repayment of mortgage notes receivable	88,000	2,800
Capital expenditures for tenant improvements	(39,693)	(58,035)
Capital expenditures for redevelopments	(21,844)	(4,773)
Capital expenditures for developments	(83,628)	(19,270)
Advances for purchase of tenant assets, net of repayments	(3,003)	16
Investment in unconsolidated Real Estate Ventures	(49,139)	(3,095)
Deposits for real estate	(2,935)	—
Escrowed cash	2,113	1,758
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	5,774	5,329
Leasing costs	(10,892)	(13,862)
Net cash used in investing activities	(155,370)	(61,388)
Cash flows from financing activities:
Repayments of mortgage notes payable	(7,046)	(6,647)
Debt financing costs paid	(2,941)	(35)
Proceeds from the exercise of stock options	127	709
Partner contribution to consolidated real estate venture	1,025	—
Distributions paid to preferred and common partnership unitholders	(57,932)	(51,251)
Net cash used in financing activities	(66,767)	(57,224)
Decrease in cash and cash equivalents	(133,520)	(28,371)
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$123,982	$234,836

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2015 and 2014 of $5,623 and $2,726, respectively	$63,239	$66,869

Supplemental disclosure of non-cash activity:
Change in investments in joint venture related non-cash disposition of property	—	(5,897)
Change in real estate investments related to non-cash property acquisition	(67,261)	—
Change in investments in joint venture related non-cash acquisition of property	67,261	—
Change in receivable from settlement of acquisitions	—	619
Change in other liabilities from contingent consideration related to a property acquisition	1,585	—
Change in operating real estate from contingent consideration related to a property acquisition	(1,585)	—
Change in capital expenditures financed through accounts payable at period end	(4,142)	(639)
Change in capital expenditures financed through retention payable at period end	5,415	1,188
Change in unfunded tenant allowance	—	(193)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of June 30, 2015, the Company owned 199 properties, consisting of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), four development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 25.2 million net rentable square feet. In addition, as of June 30, 2015, the Company owned economic interests in 18 unconsolidated real estate ventures that own properties containing an aggregate of approximately 5.6 million net rentable square feet (collectively, the “Real Estate Ventures”). As of June 30, 2015, the Company also owned 430 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of June 30, 2015, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 7.2 million square feet of development, inclusive of options to purchase approximately 63 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas; and Oakland, Concord and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2015, the management company subsidiaries were managing properties containing an aggregate of approximately 33.0 million net rentable square feet, of which approximately 25.2 million net rentable square feet related to Properties owned by the Company and approximately 7.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2015, the results of its operations for the three and six-month periods ended June 30, 2015 and 2014 and its cash flows for the six-month periods ended June 30, 2015 and 2014 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2014 Annual Report on Form 10-K filed with the SEC on February 19, 2015.
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
Recent Accounting Pronouncements
On July 9, 2015, the Financial Accounting Standards Board ("FASB") elected to defer the effective date of the revenue recognition standard issued in May 2014 by one year. Reporting entities may choose to adopt the standard as of the original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements. See Note 2, "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the Company's initial disclosure of this standard.
In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. The guidance requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The amortization of these costs will remain under the interest method and will continue to be reported as interest expense. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2015 and December 31, 2014, the gross carrying value of the Company’s Properties was as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$677,644	$669,635
Building and improvements	3,476,667	3,409,303
Tenant improvements	546,528	524,754
	4,700,839	4,603,692
Assets held for sale - real estate investments (a)	—	27,436
Total	$4,700,839	$4,631,128

(a)
Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale.

Acquisitions
On June 22, 2015, through a series of transactions with International Business Machines ("IBM"), the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 30, 2015. The Company funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. The Company incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.
The Company previously accounted for its 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, the Company obtained control of Broadmoor Austin Associates and the Company's existing investment balance was remeasured based on fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, the Company recorded a $0.8 million gain on remeasurement.

The Company has treated its acquisition of the 50.0% ownership interest in Broadmoor Austin Associates as a business combination and allocated the purchase price to the tangible and intangible assets and liabilities. The Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. As of June 30, 2015, the purchase price is preliminary and subject to change. The purchase price has been allocated as follows:

June 22, 2015
Building, land and improvements	$161,252
Land inventory	8,064
Intangible assets acquired (a)	50,637
Below market lease liabilities assumed (b)	(8,600)
$211,353

Return of existing equity method investment	(67,261)
Net working capital assumed	(271)
Total cash payment at settlement	$143,821

(a)	Weighted average amortization period of 4.0 years.

(b)	Weighted average amortization period of 1.5 years.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and six-month periods ended June 30, 2015 and 2014, respectively, as though the acquisition of Broadmoor Austin Associates was completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
Pro forma revenue	$148,677	$153,893	$302,323	$309,771
Pro forma income from continuing operations	5,210	3,767	16,277	4,391
Pro forma net income available to common shareholders	3,407	2,907	12,590	1,727

Earnings (loss) per common share from continuing operations:
Basic -- as reported	$0.01	$0.01	$0.06	$(0.01)
Basic -- as pro forma	$0.03	$0.02	$0.09	$0.03

Diluted -- as reported	$0.01	$0.01	$0.06	$(0.01)
Diluted -- as pro forma	$0.03	$0.02	$0.09	$0.03

Earnings (loss) per common share:
Basic -- as reported	$—	$—	$0.04	$(0.02)
Basic -- as pro forma	$0.02	$0.02	$0.07	$0.01

Diluted -- as reported	$—	$—	$0.04	$(0.02)
Diluted -- as pro forma	$0.02	$0.02	$0.07	$0.01

Included in the pro forma income for the three-month periods ended June 30, 2015 and 2014 are total revenues of $3.2 million and $3.4 million, respectively, and net income attributable to common shareholders of $2.7 million and $2.5 million, respectively. Included in the pro forma income for the six-month periods ended June 30, 2015 and 2014 are total revenues of $6.5 million and $7.2 million, respectively, and net income attributable to common shareholders of $5.1 million and $5.4 million, respectively. For both the three and six-month periods ended June 30, 2015 and 2014, $0.2 million of acquisition related costs is included in 2014 as if the transaction occurred January 1, 2014.
On April 9, 2015, the Company acquired the leasehold interest in a 0.4 acre land parcel at 405 Colorado Street located in the central business district of Austin, Texas for $2.6 million. The property is currently being operated as a surface parking lot with the intent to develop the site into an office property. The Company accounted for this transaction as an asset acquisition.
On April 6, 2015, the Company acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. The Company funded the cost of this acquisition with available corporate funds. The Company capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on the Company's consolidated balance sheet. On May 12, 2015, the Company subsequently contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between the Company and Jaco 25 M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. The Company holds a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to the Company. The partners of the venture have not determined the timing and cost of construction for the project as of June 30, 2015.
On April 2, 2015, the Company acquired, from an unaffiliated third party, a property comprised of a parking garage with 330 parking spaces and mixed-use space totaling 14,404 rentable square feet located at 618 Market Street in Philadelphia, Pennsylvania for an aggregate fair value of $19.4 million. The property is currently fully operational. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million and cash of $17.8 million.
The Company has treated the acquisition of 618 Market Street as a business combination and allocated the purchase price to the tangible and intangible assets. The Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired. The Company allocated $19.2 million to building, land and improvements and $0.2 million to intangible assets.
The fair value of contingent consideration was determined using a probability weighted discounted cash flow model. The significant input to the model was the Company's weighted average cost of capital. As this input is unobservable, the Company determined the input used to value this liability falls within Level 3 for fair value reporting.

Dispositions
The Company sold the following properties during the six-month period ended June 30, 2015 (dollars in millions).

Disposition Date	Property Name	Property Location	Property Type	Number of Properties	Sale Price	Gain/(Loss) On Sale (a)		Rentable Square Feet
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	Office	1	$4.1	$—	(b)	74,991
April 24, 2015	Delaware Corporate Center I & II/Christian Corporate Center	Wilmington, DE/Newark, DE	Office	5	50.1	1.6		485,182
April 9, 2015	Lake Merritt Tower	Oakland, CA	Office	1	65.0	—	(c)	204,336
January 8, 2015	Atrium I/Libertyview	Mt. Laurel, NJ/Cherry Hill, NJ	Office	2	28.3	9.0		221,405
Total Dispositions				9	$147.5	$10.6		985,914

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

(b)	The Company recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain/(loss) at disposition for this property.

(c)
The Company recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain/(loss) at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

The sales of properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.
As a result of selling $147.5 million of real estate as of June 30, 2015, the Company increased its current year business plan disposition target from $180.0 million to $300.0 million.  The Company is exploring the disposition of several properties, individually or as a portfolio, during the remainder of 2015 in alignment with its business plan.  As of June 30, 2015, the Company has not entered into agreements to sell additional properties nor can we provide assurance as to any/or which properties for which a sale might be realized. Accordingly, the Company has prepared undiscounted cash flow analyses for the relevant properties based upon several reasonably possible scenarios and the estimated likelihood of each scenario occurring. These estimated probability weighted undiscounted cash flows exceed the carrying values for the properties, and, therefore, no impairment charge has been recorded at June 30, 2015. Significant estimates were made in the determination of the future undiscounted cash flows, including expected future rents and operating expenses, holding periods, cash proceeds at the end of the estimated holding period and the probability of the various reasonably possible scenarios. Changes to estimates made by management for certain properties, including those related to holding periods, may result in the recognition of impairment losses, and such amounts could be material to the Company’s results of operations.
Impairments Measured at Fair Value on a Non-recurring Basis
During the six-month period ended June 30, 2015, the Company recognized $2.5 million in impairment charges on properties sold to reduce the carrying value of the properties to their sales price in connection with the anticipated disposition. The fair value measurement related to these impairment charges was determined by the respective sales agreement. As the sales price is unobservable, the Company determined that the significant input used to value these real estate investments falls within Level 3 for fair value reporting.

4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of June 30, 2015, the Company held ownership interests in 18 unconsolidated Real Estate Ventures for an aggregate investment balance of $199.8 million, of which $201.0 million is included in assets and $1.2 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of June 30, 2015, ten of the real estate ventures owned 58 office buildings that contain an aggregate of approximately 5.6 million net rentable square feet; four real estate ventures owned 5.2 acres of undeveloped parcels of land; two real estate ventures owned 21.8 acres of land under development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
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
The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Net property	$1,295,947	$1,281,282
Other assets	165,693	195,121
Other liabilities	59,472	68,481
Debt	927,032	965,077
Equity	475,136	442,845

Company’s share of equity (Company’s basis) (a) (b)	$201,034	$225,004

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

(b)	Does not include the negative investment balance of one real estate venture totaling $1.2 million as of June 30, 2015 and December 31, 2014, respectively, which is included in other liabilities.

The Company held interests in 18 Real Estate Ventures containing an aggregate of approximately 5.6 million net rentable square feet as of the three and six-month periods ended June 30, 2015 and 17 Real Estate Ventures containing an aggregate of approximately 5.9 million net rentable square feet as of the three and six-month periods ended June 30, 2014. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2015	2014	2015	2014
Revenue	$43,239	$35,074	$89,348	$69,459
Operating expenses	(19,132)	(14,842)	(37,665)	(28,824)
Interest expense, net	(10,136)	(8,889)	(19,982)	(16,989)
Depreciation and amortization	(17,412)	(13,273)	(36,536)	(26,871)
Net loss	$(3,441)	$(1,930)	$(4,835)	$(3,225)

Company’s share of loss (Company’s basis)	$(873)	$(489)	$(742)	$(247)
JBG - Ventures
On May 29, 2015, the Company and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street"), as real estate ventures, with the Company owning a 70.0% interest and JBG owning a 30.0% interest in each of the two ventures. At formation, the Company and JBG made cash contributions of $15.2 million and $6.5 million, respectively, to 51 N Street, which was used to purchase 0.9 acres of undeveloped land. At formation, the Company and JBG made cash capital contributions of $13.2 million and $5.7 million, respectively, to 1250 First Street, which was used to purchase 0.5 acres of undeveloped land.
Based upon the facts and circumstances at formation of each of the two ventures with JBG, the Company determined that each venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the JBG Ventures. JBG is the managing member of the ventures, and pursuant to the operating and related agreements, major decisions require the approval of both members. Based upon each member's shared power over the activities of each of the two ventures, which most significantly impact the economics of the ventures, neither venture is consolidated by the Company. Each venture is accounted for under the equity method of accounting.
Broadmoor Austin Associates
On June 22, 2015, the Company became the sole owner of Broadmoor Austin Associates upon the Company's acquisition from an unaffiliated third party of the remaining 50.0% ownership interest in Broadmoor Austin Associates. Broadmoor Austin Associates owns seven office buildings in Austin, Texas. See Note 3, "Real Estate Investments," for further information.
25 M Street (Akridge)
On May 12, 2015, the Company contributed the parcel of land purchased on April 9, 2015 into a newly formed real estate venture known as 25 M Street, a joint venture between the Company and Akridge, an unaffiliated third party. See Note 3, "Real Estate Investments," for further information.
Based on the facts and circumstances at formation of 25 M Street, the Company determined that 25 M Street is a variable interest entity (VIE) in accordance with the accounting standard for consolidation of VIEs. Accordingly, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 25 M Street. Under the operating and related agreements the Company has the power to control substantially all of the activities which most significantly impact the economics of 25 M Street, and accordingly, 25 M Street is consolidated within the Company’s financial statements.
DRA - PA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owns 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. The Company contributed these 29 properties to the Interchange Venture upon the Venture's formation and in exchange for the contribution received a cash distribution from the Venture and a 20.0% ownership interest in the Venture.

On February 27, 2015, the Venture entered into a forbearance agreement with an unaffiliated lender that holds a nonrecourse mortgage on the Venture's assets. The mortgage secures a nonrecourse loan with an outstanding balance of $174.2 million. The loan matured on January 1, 2015. The forbearance agreement extended the maturity date of the mortgage loan to July 31, 2015 and contains, at the lender’s option, a 60-day extension option. The lender has the exclusive right to sell the properties to a third-party purchaser during the forbearance period. The lender will receive the net proceeds from the sale of the properties. If the properties are not sold during the forbearance period, then the lender will foreclose on the assets.
The Company has no obligation to fund any amounts to the lender under the loan or mortgage. The Company has not had any investment basis in the Venture since formation of the Venture in 2007. The Company is not obligated to fund any of the losses incurred by the Venture and, as a result, has not recognized losses in excess of its invested capital balance.
Austin Venture
On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds of the loan to repay in full an $88.0 million short-term secured loan made by the Company to fund costs of the Austin Venture's acquisition of River Place. For further information regarding this acquisition, see Note 4, "Investment In Unconsolidated Ventures," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Guarantees
As of June 30, 2015, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guarantee on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investments in Unconsolidated Ventures," in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
5. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2015 and December 31, 2014, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2015
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$176,041	$(48,435)	$127,606
Tenant relationship value	30,203	(24,339)	5,864
Above market leases acquired	5,510	(1,690)	3,820
Total intangible assets, net	$211,754	$(74,464)	$137,290

Acquired lease intangibles, net:
Below market leases acquired	$60,963	$(29,398)	$31,565

	December 31, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$129,411	$(42,068)	$87,343
Tenant relationship value	34,172	(26,344)	7,828
Above market leases acquired	5,641	(1,409)	4,232
Total intangible assets, net	$169,224	$(69,821)	$99,403

Acquired lease intangibles, net:
Below market leases acquired	$53,049	$(27,039)	$26,010
As of June 30, 2015, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2015 (six months remaining)	$25,005	$5,693
2016	36,642	7,595
2017	19,815	3,461
2018	12,585	2,217
2019	11,286	1,885
Thereafter	31,957	10,714
Total	$137,290	$31,565

6. DEBT OBLIGATIONS

During the three and six-month periods ended June 30, 2015, the Company repaid $3.6 million and $7.2 million, respectively, of principal on its mortgage debt in the ordinary course of business. There were no changes to our outstanding unsecured debt.

On May 15, 2015, the Company closed on a new four-year unsecured revolving credit facility (the "New Credit Facility") that provides for borrowings of up to $600.0 million. The Company expects to use advances under the New Credit Facility for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties and to repay from time to time other debt. On terms and conditions specified in the credit agreement, the Company may enter into unsecured term loans and/or increase the initial amount of the credit facility by up to, in the aggregate for all such term loans and increases, an additional $400.0 million. The New Credit Facility includes a $65.0 million sub-limit for the issuance of letters of credit and a $60.0 million sub-limit for swing-loans. The New Credit Facility has a scheduled maturity date of May 15, 2019, and is subject to two six-month extensions on terms and conditions specified in the credit agreement.

At the Company's option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on the Company's credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on the Company's credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. The Company had no borrowings under the New Credit Facility as of June 30, 2015.

The terms of the New Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes. At June 30, 2015, the Company was in compliance with all covenants in the New Credit Facility.

Concurrently with its entry into the New Credit Facility, the Company terminated its then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

A copy of the New Credit Facility is an exhibit to a Current Report on Form 8-K filed on May 21, 2015. A copy of the prior credit facility is an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.

On June 1, 2015, the Company amended its Term Loan C Agreement dated December 15, 2011 to align the above aforementioned financial and operating covenants and restrictions of the New Credit Facility with that of Term Loan C. The amendment is filed as part of this Quarterly Report on Form 10-Q. See Item 6.,"Exhibits."

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2015 and December 31, 2014, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2015 and December 31, 2014 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,518,657	$1,564,314	$1,518,108	$1,593,212
Variable rate debt	$278,610	$257,443	$278,610	$257,188
Mortgage notes payable	$646,512	$679,363	$654,590	$707,241
Mortgage note receivable (a)	$—	$—	$88,000	$87,692

(a)
On January 30, 2015 the mortgage note was repaid. For further information regarding the mortgage note, see Note 2, "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of June 30, 2015 and December 31, 2014. For the fair value of the Company's variable rate debt, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.
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
For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of June 30, 2015 was 4.5%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the

Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2015, and current estimates of fair value may differ from the amounts presented herein.
8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of June 30, 2015 and December 31, 2014 was $17.1 million and $17.5 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of June 30, 2015 and December 31, 2014, respectively, was approximately $20.4 million and $24.5 million.

9. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$3,058	$3,058	$1,245	$1,245
Net (income) loss from continuing operations attributable to non-controlling interests - LP units	(7)	(7)	5	5
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	5	5	24	24
Nonforfeitable dividends allocated to unvested restricted shareholders	(76)	(76)	(83)	(83)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Income (loss) from continuing operations available to common shareholders	1,255	1,255	(534)	(534)
Income from discontinued operations	—	—	929	929
Discontinued operations attributable to non-controlling interests	—	—	(10)	(10)
Discontinued operations attributable to common shareholders	—	—	919	919
Net income attributable to common shareholders	$1,255	$1,255	$385	$385
Denominator
Weighted-average shares outstanding	179,860,284	179,860,284	157,037,348	157,037,348
Contingent securities/Share based compensation	—	678,603	—	—
Weighted-average shares outstanding	179,860,284	180,538,887	157,037,348	157,037,348
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.01	$0.01	$—	$—
Discontinued operations attributable to common shareholders	—	—	—	—
Net income attributable to common shareholders	$0.01	$0.01	$—	$—

	Six-month periods ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$11,652	$11,652	$(992)	$(992)
Net (income) loss from continuing operations attributable to non-controlling interests - LP Units	(65)	(65)	49	49
Net loss attributable to non-controlling interest — partners' share of consolidated real estate ventures	5	5	12	12
Nonforfeitable dividends allocated to unvested restricted shareholders	(177)	(177)	(186)	(186)
Preferred share dividends	(3,450)	(3,450)	(3,450)	(3,450)
Income (loss) from continuing operations available to common shareholders	7,965	7,965	(4,567)	(4,567)
Income from discontinued operations	—	—	921	921
Discontinued operations attributable to non-controlling interests	—	—	(10)	(10)
Discontinued operations attributable to common shareholders	—	—	911	911
Net income (loss) attributable to common shareholders	$7,965	$7,965	$(3,656)	$(3,656)
Denominator
Weighted-average shares outstanding	179,712,428	179,712,428	156,916,356	156,916,356
Contingent securities/Share based compensation	—	886,837	—	—
Weighted-average shares outstanding	179,712,428	180,599,265	156,916,356	156,916,356
Earnings per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$0.04	$0.04	$(0.03)	$(0.03)
Discontinued operations attributable to common shareholders	—	—	0.01	0.01
Net income (loss) attributable to common shareholders	$0.04	$0.04	$(0.02)	$(0.02)
Redeemable common limited partnership units totaling 1,535,102 and 1,763,739 as of June 30, 2015 and 2014, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six-month periods ended June 30, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On May 28, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $27.3 million, which was paid on July 20, 2015 to shareholders of record as of July 6, 2015. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million.
On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive, as compensation and in aggregate, up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through

June 30, 2015, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.
10. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$3,058	$3,058	$1,245	$1,245
Nonforfeitable dividends allocated to unvested restricted unitholders	(76)	(76)	(83)	(83)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net loss attributable to non-controlling interests	5	5	24	24
Loss from continuing operations available to common unitholders	1,262	1,262	(539)	(539)
Discontinued operations attributable to common unitholders	—	—	929	929
Net income attributable to common unitholders	$1,262	$1,262	$390	$390
Denominator
Weighted-average units outstanding	181,395,386	181,395,386	158,801,087	158,801,087
Contingent securities/Share based compensation	—	678,603	—	—
Total weighted-average units outstanding	181,395,386	182,073,989	158,801,087	158,801,087
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.01	$0.01	$—	$—
Discontinued operations attributable to common unitholders	—	—	—	—
Net income attributable to common unitholders	$0.01	$0.01	$—	$—

	Six-month periods ended June 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$11,652	$11,652	$(992)	$(992)
Amount allocable to unvested restricted unitholders	(177)	(177)	(186)	(186)
Preferred unit dividends	(3,450)	(3,450)	(3,450)	(3,450)
Net income attributable to non-controlling interests	5	5	12	12
Income (loss) from continuing operations available to common unitholders	8,030	8,030	(4,616)	(4,616)
Discontinued operations attributable to common unitholders	—	—	921	921
Net income (loss) attributable to common unitholders	$8,030	$8,030	$(3,695)	$(3,695)
Denominator
Weighted-average units outstanding	181,247,530	181,247,530	158,680,095	158,680,095
Contingent securities/Share based compensation	—	886,837	—	—
Total weighted-average units outstanding	181,247,530	182,134,367	158,680,095	158,680,095
Earnings per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	$0.04	$0.04	$(0.03)	$(0.03)
Discontinued operations attributable to common unitholders	—	—	0.01	0.01
Net income (loss) attributable to common unitholders	$0.04	$0.04	$(0.02)	$(0.02)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six-month periods ended June 30, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units and Preferred Mirror Units
On May 28, 2015, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $27.3 million, which was paid on July 20, 2015 to unitholders of record as of July 6, 2015. On May 28, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of July 6, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2015 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

11. SEGMENT INFORMATION
During the quarter ended June 30, 2015, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia Washington, D.C. and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2015	December 31, 2014
Philadelphia CBD	$1,386,017	$1,338,655
Pennsylvania Suburbs	1,180,974	1,178,470
Metropolitan Washington, D.C.	1,211,886	1,183,652
New Jersey/Delaware (a)	330,051	392,581
Richmond, Virginia	310,648	317,076
California	119,360	193,258
Austin, Texas (b)	161,903	—
	$4,700,839	$4,603,692
Less: Assets held for sale (a)	—	27,436
Operating Properties	$4,700,839	$4,631,128

Corporate
Construction-in-progress	$263,772	$201,360
Land inventory	$119,995	$90,603

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

(b)
On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at June 30, 2015. See Note 3, "Real Estate Investments," for further information regarding this transaction.

Net operating income:
	Three-month periods ended
	June 30,
	2015			2014
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$52,420	$(19,448)	$32,972	$51,420	$(18,789)	$32,631
Pennsylvania Suburbs	39,010	(12,856)	26,154	40,743	(13,742)	27,001
Metropolitan Washington, D.C.	26,953	(10,544)	16,409	28,949	(10,505)	18,444
New Jersey/Delaware	11,727	(6,203)	5,524	14,841	(7,531)	7,310
Richmond, Virginia	8,956	(3,632)	5,324	8,322	(3,566)	4,756
California	3,391	(1,572)	1,819	4,895	(2,515)	2,380
Austin, Texas (b)	2,533	(1,498)	1,035	976	(617)	359
Corporate	658	(596)	62	354	(442)	(88)
Operating Properties	$145,648	$(56,349)	$89,299	$150,500	$(57,707)	$92,793

	Six-month periods ended
	June 30,
	2015			2014
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$105,393	$(37,838)	$67,555	$100,834	$(37,231)	$63,603
Pennsylvania Suburbs	78,900	(27,441)	51,459	81,317	(28,431)	52,886
Metropolitan Washington, D.C.	54,359	(22,404)	31,955	59,639	(22,462)	37,177
New Jersey/Delaware	25,226	(14,071)	11,155	30,466	(16,223)	14,243
Richmond, Virginia	18,251	(7,904)	10,347	17,189	(7,906)	9,283
California	8,376	(4,010)	4,366	9,497	(4,923)	4,574
Austin, Texas (b)	3,467	(2,369)	1,098	3,057	(1,793)	1,264
Corporate	2,082	(1,010)	1,072	615	(712)	(97)
Operating Properties	$296,054	$(117,047)	$179,007	$302,614	$(119,681)	$182,933

(a)	Includes property operating expense, real estate taxes and third party management expense.

(b)
On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. See Note 3, "Real Estate Investments," for further information regarding this transaction. On April 3, 2014, the Company contributed Four Points Centre to an unconsolidated real estate venture. See Note 3, "Real Estate Investments," in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended June 30,		Six-month periods ended June 30,
	June 30, 2015	December 31, 2014	2015	2014	2015	2014
Philadelphia CBD (a)	$33,961	$27,137	$(150)	$—	$(450)	$(21)
Pennsylvania Suburbs	17,220	17,385	(17)	(391)	(22)	(359)
Metropolitan Washington, D.C.	109,249	73,127	(179)	(42)	(229)	25
New Jersey/Delaware	—	—	116	103	164	122
Richmond, Virginia	1,506	1,574	246	115	331	69
Austin, Texas (b) (c)	39,098	105,781	(889)	(274)	(536)	(83)
Total	$201,034	$225,004	$(873)	$(489)	$(742)	$(247)

(a)	Equity in income as of June 30, 2014 did not include evo at Cira, which was placed into service during the third quarter ended September 30, 2014.

(b)
Investment in real estate ventures does not include the $1.2 million negative investment balance in one real estate venture as of June 30, 2015 and December 31, 2014, which is included in other liabilities.

(c)
On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, equity method investment at June 30, 2015 related to the Austin Venture only. See Note 3, "Real Estate Investments," for further information regarding the purchase of Broadmoor Austin Associates.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2015	2014	2015	2014
	(amounts in thousands)
Consolidated net operating income	$89,299	$92,793	$179,007	$182,933
Other income (expense):
Depreciation and amortization	(50,930)	(52,587)	(102,041)	(105,157)
General and administrative expenses	(6,791)	(6,005)	(15,427)	(14,186)
Interest income	313	385	1,063	770
Interest expense	(27,895)	(31,512)	(56,071)	(63,356)
Interest expense - amortization of deferred financing costs	(1,288)	(1,197)	(2,367)	(2,386)
Interest expense - financing obligation	(324)	(316)	(610)	(588)
Equity in loss of real estate ventures	(873)	(489)	(742)	(247)
Net gain on disposition of real estate	1,571	—	10,590	—
Net gain (loss) on sale of undepreciated real estate	—	(3)	—	1,184
Net gain from remeasurement of investment in a real estate venture	758	458	758	458
Loss on real estate venture transactions	—	(282)	—	(417)
Provision for impairment on assets held for sale/sold	(782)	—	(2,508)	—
Income (loss) from continuing operations	3,058	1,245	11,652	(992)
Income from discontinued operations	—	929	—	921
Net income (loss)	$3,058	$2,174	$11,652	$(71)
12. COMMITMENTS AND CONTINGENCIES
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
Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 6 to 74 years. Minimum future rental payments on non-cancelable leases at June 30, 2015 are as follows (in thousands):

2015 (six months remaining)	$693
2016	1,385
2017	1,385
2018	1,385
2019	1,385
Thereafter	68,648
Total	$74,881

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
Put Option
On May 4, 2015, the Company entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require the Company to purchase a property, at a predetermined price, until May 4, 2018.   In addition to the $35.0 million purchase price, the Company would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.
13. SUBSEQUENT EVENTS
2100 Market Street Acquisition

On July 7, 2015, the Company acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. The Company funded $16.8 million of the purchase price with available corporate funds and $2.0 million was deferred until the earlier of the commencement of development or 24 months from settlement. The Company accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on its consolidated balance sheet.
Share Repurchase Program

On July 22, 2015, the Company's Board of Trustees has authorized additional share repurchases of up to $100.0 million of its preferred and common stock with no expiration date. The Company expects to fund the share repurchases with a combination of available cash balances and availability under its line of credit.

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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six-month periods ended June 30, 2015 and 2014 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of June 30, 2015, we owned 199 properties that contain an aggregate of approximately 25.2 million net rentable square feet and consist of 167 office properties, 20 industrial facilities, five mixed-use properties, one retail property (193 core properties), four development properties, one redevelopment property and one re-entitlement property (collectively, the "Properties"). In addition, as of June 30, 2015, we owned economic interests in 18 unconsolidated Real Estate Ventures that contain approximately 5.6 million net rentable square feet (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of June 30, 2015, we were managing approximately 7.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.
During the six-month period ended June 30, 2015, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Goochland, Chesterfield, and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our core properties at June 30, 2015 was 91.7% compared to 91.4% at December 31, 2014

The table below summarizes selected operating and leasing statistics of our core properties for the three and six months ended June 30, 2015:

	Three-month period ended	Six-month period ended
	June 30, 2015	June 30, 2015
Leasing Activity:
Core portfolio net rentable square feet owned (end of period) (1)	23,631,644	23,631,644
Occupancy percentage (end of period)	91.7%	91.7%
Average occupancy percentage	90.9%	90.8%
New leases and expansions commenced (square feet)	383,047	564,519
Leases renewed (square feet)	122,720	819,589
Net absorption (square feet) (2)	194,389	(55,164)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	3.6%	5.3%
Renewal rental rates	9.5%	4.4%
Combined rental rates	6.7%	4.6%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$3.68	$2.53
Tenant Improvements (per square feet)	$13.32	$7.90
Weighted average lease term for leases commenced in the current period	7.8	6.7
Total capital per square foot per lease year	$2.38	$1.65

(1)	Includes all properties in the core portfolio (i.e. not under development, redevelopment, sold or classified as held for sale).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.6% of our aggregate final annualized base rents as of June 30, 2015 (representing approximately 2.4% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2015. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the six-month period ended June 30, 2015 was 74.0% compared to a retention rate of 71.4% for the year ended December 31, 2014. Rental rates on leases expiring during 2015 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.1 million or 8.6% of total receivables (including accrued rent receivables) as of June 30, 2015 compared to $15.3 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2014.
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
As of June 30, 2015, the following development properties and joint venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):
Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Estimated Costs	Amount Funded
Q1 2014	Q3 2015 (Phase I) Q3 2015 (Phase II)	Development	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$87,400	$61,400
Q2 2014	Q3 2016	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	870,000	385,000	109,700
			Total		3	1,190,000	$472,400	$171,100
Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	Percent owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	Q2 2016	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$20,200
Q2 2013	Q3 2015	50%	134 Plymouth Road (The Parc at Plymouth Meeting Apartments)	Plymouth Meeting, PA	7	398 units	12,200	12,200
Q2 2014 (a)	TBD	50%	4040 Wilson (4040 Wilson LLC Venture)	Arlington, VA	1	426,900	34,700	34,700
			Total		9	426,900	$76,500	$67,100

(a)	Relates to construction of garage only; building construction to commence upon reaching certain pre-leasing levels.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources - Commitments and Contingencies" for contractual commitments relating to our ongoing development projects.

Land Holdings

As of June 30, 2015, we owned approximately 430 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of June 30, 2015, the total potential development that these land parcels could support amounted to 7.2 million square feet.

Impairments and Disposal of Long-Lived Assets

We review our long-lived assets for impairment each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. The cash flow analysis is based on reasonably possible alternative courses of action and the estimated likelihood of each scenario occurring. Since cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our holding strategy were to change or if market conditions were to otherwise dictate an earlier sale date, then an impairment loss may be recognized and such loss could be material.

As a result of selling $147.5 million of real estate as of June 30, 2015, we have increased our current year business plan disposition target from $180.0 million to $300.0 million.  We are exploring the disposition of several properties, individually or as a portfolio, during the remainder of 2015 in alignment with our business plan.  As of June 30, 2015, we have not entered into agreements to sell additional properties nor can we provide assurance as to any/or which properties for which a sale might be realized. Accordingly, we have prepared undiscounted cash flow analyses for the relevant properties based upon several reasonably possible scenarios and the estimated likelihood of each scenario occurring. These estimated probability weighted undiscounted cash flows exceed the carrying values for the properties, and, therefore, no impairment charge has been recorded at June 30, 2015. Significant estimates were made in the determination of the future undiscounted cash flows, including expected future rents and operating expenses, holding periods, cash proceeds at the end of the estimated holding period and the probability of the various reasonably possible scenarios. Changes made by management for certain properties, including those related to holding periods, may result in the recognition of impairment losses, and such amounts could be material to the our results of operations.

Our equity method investments, primarily our investment in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate. We report our equity method investments on the balance sheet at cost. As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. We generally use a combination of comparable market sales and cash flow models in valuing our equity method investments. However, such sales and quoted data and other market information can vary, even for the same properties. To the extent that conditions in the real estate markets deteriorate, it could result in a decline in the fair value of our equity method investments that are other-than-temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments and our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.
RECENT PROPERTY TRANSACTIONS
Acquisitions
On June 22, 2015, through a series of transactions with International Business Machines ("IBM"), we acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 30, 2015. We funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. We incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.
We previously accounted for its 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, we obtained control of Broadmoor Austin Associates and our existing investment balance was remeasured based on fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, we recorded a $0.8 million gain on remeasurement.

On April 9, 2015, we acquired the leasehold interest in an approximately 0.4 acre land parcel at 405 Colorado Street located in the central business district of Austin, Texas for $2.6 million. The property is currently being operated as a surface parking lot with the intent to develop the site into an office property.
On April 6, 2015, we acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. We funded the cost of this acquisition with available corporate funds. We capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on our consolidated balance sheet. On May 12, 2015, we contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between us and Jaco 25M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. We hold a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to us. The partners of the venture have not determined the timing and cost of construction for the project as of June 30, 2015.
On April 2, 2015, we acquired, from an unaffiliated third party, a property comprised of a parking garage with 330 parking spaces and mixed-use space totaling 14,404 rentable square feet located at 618 Market Street in Philadelphia, Pennsylvania for an aggregate fair value of $19.4 million. The property is currently fully operational. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million and cash of $17.8 million.
We have treated the acquisition of 618 Market Street as a business combination and allocated the purchase price to the tangible and intangible assets. We utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired. We allocated $19.2 million to building, land and improvements and $0.2 million to intangible assets.
Dispositions
We sold the following properties during the six-month period ended June 30, 2015 (dollars in millions).

Disposition Date	Property Name	Property Location	Property Type	Number of Properties	Sale Price	Gain/(Loss) On Sale (a)		Rentable Square Feet
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	Office	1	$4.1	$—	(b)	74,991
April 24, 2015	Delaware Corporate Center I & II/Christiana Corporate Center	Wilmington, DE/Newark, DE	Office	5	50.1	1.6		485,182
April 9, 2015	Lake Merritt Tower	Oakland, CA	Office	1	65.0	—	(c)	204,336
January 8, 2015	Atrium I/Libertyview	Mt. Laurel, NJ/Cherry Hill, NJ	Office	2	28.3	9.0		221,405
Total Dispositions				9	$147.5	$10.6		985,914

(a)	Gain/(Loss) on sale is net of closing and other transaction related costs.

(b)	We recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain/(loss) at disposition for this property.

(c)
We recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain/(loss) at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

JBG - Venture
On May 29, 2015, we and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street"), as real estate ventures, with us owning a 70.0% interest and JBG owning a 30.0% interest in each of the two ventures. At formation, we and JBG made cash contributions of $15.2 million and $6.5 million, respectively, to 51 N Street, which was used to purchase 0.9 acres of undeveloped land. At formation, we and JBG made cash capital contributions of $13.2 million and $5.7 million, respectively, to 1250 First Street, which was used to purchase 0.5 acres of undeveloped land.

51 N Street expects to construct two mixed-use buildings, which will include approximately 278,000 square feet of loft office, residential, ground floor retail, movie theater and on-grade public plaza space in Washington, D.C. 51 N Street expects to develop the office buildings on parcels contributed by us and JBG to the venture at an agreed upon value of $21.7 million. As of June 30, 2015, the venture has not finalized development plans or received committed debt financing. The venture plans to fund the remaining amount, which has not yet been determined.
1250 First Street expects to construct an eleven-story, mixed-use building, which will include approximately 232,100 square feet of office, 15,300 square feet of retail and 145 below-grade parking spaces in Washington, D.C. 1250 First Street expects to develop the office building on a parcel contributed by us and JBG to the venture at an agreed upon value of $18.9 million. As of June 30, 2015, the venture has not finalized development plans or received committed debt financing. The venture plans to fund the remaining amount, which has not yet been determined.
DRA - PA Venture
On December 19, 2007, we formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owns 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. We contributed these 29 properties to the Interchange Venture upon the Venture's formation and in exchange for the contribution received a cash distribution from the Venture and a 20.0% ownership interest in the Venture.
On February 27, 2015, the Venture entered into a forbearance agreement with an unaffiliated lender that holds a nonrecourse mortgage on the Venture's assets. The mortgage secures a nonrecourse loan with an outstanding balance of $174.2 million. The loan matured on January 1, 2015. The forbearance agreement extended the maturity date of the mortgage loan to July 31, 2015 and contains, at the lender’s option, a 60-day extension option. The lender has the exclusive right to sell the properties to a third-party purchaser during the forbearance period. The lender will receive the net proceeds received from the sale of the properties. If the properties are not sold during the forbearance period, then the lender will foreclose on the assets.
We have no obligation to fund any amounts to the lender under the loan or mortgage. We have not had any investment basis in the Venture since formation of the Venture in 2007. We are not obligated to fund any of the losses incurred by the Venture and, as a result, have not recognized losses in excess of our invested capital balance.
Austin Venture
On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds of the loan to repay in full an $88.0 million short-term secured loan made by us to fund costs of the Austin Venture's acquisition of River Place. For further information regarding this acquisition, see Note 4, "Investment In Unconsolidated Ventures," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three and six-month periods ended June 30, 2015 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and six-month periods ended June 30, 2015 and 2014. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 11, "Segment Information," to the consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 11, "Segment Information," to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).
Comparison of the Three-Month Periods Ended June 30, 2015 and June 30, 2014
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 184 properties containing an aggregate of approximately 22.3 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2014 and owned through June 30, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014 or disposed prior to June 30, 2015. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2015 and 2014 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended June 30, 2015 to the three-months ended June 30, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2015	2014	Increase/ (Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)
Revenue:
Cash rents	$108,778	$107,149	$1,629	$1,412	$970	$2,363	$2,124	$86	$6,035	$112,639	$116,278	$(3,639)
Straight-line rents	4,882	3,437	1,445	348	122	(39)	4	(46)	28	5,145	3,591	1,554
Above/below market rent amortization	942	1,498	(556)	135	—	266	255	—	—	1,343	1,753	(410)
Total rents	114,602	112,084	2,518	1,895	1,092	2,590	2,383	40	6,063	119,127	121,622	(2,495)
Tenant reimbursements	19,041	18,618	423	289	87	404	432	65	1,365	19,799	20,502	(703)
Termination fees	828	3,349	(2,521)	—	—	—	—	—	—	828	3,349	(2,521)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,659	4,187	4,659	4,187	472
Other	714	529	185	6	2	43	81	472	228	1,235	840	395
Total revenue	135,185	134,580	605	2,190	1,181	3,037	2,896	5,236	11,843	145,648	150,500	(4,852)
Property operating expenses	42,007	40,601	(1,406)	442	251	1,783	1,343	(1,528)	941	42,704	43,136	432
Real estate taxes	11,177	11,521	344	191	84	287	278	313	958	11,968	12,841	873
Third party management expenses	—	—	—	—	—	—	—	1,677	1,730	1,677	1,730	53
Net operating income	82,001	82,458	(457)	1,557	846	967	1,275	4,774	8,214	89,299	92,793	(3,494)
General & administrative expenses	—	—	—	227	—	125	13	6,439	5,992	6,791	6,005	(786)
Depreciation and amortization	48,570	47,789	(781)	1,085	235	1,215	1,776	60	2,787	50,930	52,587	1,657
Operating income (loss)	$33,431	$34,669	$(1,238)	$245	$611	$(373)	$(514)	$(1,725)	$(565)	$31,578	$34,201	$(2,623)
Number of properties	184	184		9		6		—		199
Square feet	22,340	22,340		1,292		1,590		—		25,222
Core Occupancy % (d)	91.2%	89.1%		100.0%
Other income (expense):
Interest income										313	385	(72)
Interest expense										(27,895)	(31,512)	3,617
Amortization of deferred financing costs										(1,288)	(1,197)	(91)
Interest expense — financing obligation										(324)	(316)	(8)
Equity in loss of real estate ventures										(873)	(489)	(384)
Net gain on disposition of real estate										1,571	—	1,571
Loss on sale of undepreciated real estate										—	(3)	3
Gain from remeasurement of investment in a real estate venture										758	458	300
Net loss on real estate venture transactions										—	(282)	282
Provision for impairment on assets held for sale/sold										(782)	—	(782)
Income from continuing operations										3,058	1,245	1,813
Income from discontinued operations										—	929	(929)
Net income (loss)										$3,058	$2,174	$884
Income (loss) attributable to common shareholders per common share										$0.01	$—	$0.01
EXPLANATORY NOTES

(a)	Results include: nine properties completed/acquired and placed in service.

(b)	Results include: four developments, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio decreased by $3.6 million during the second quarter of 2015 compared to the second quarter of 2014, primarily attributable to a:

•	$5.8 million decrease due to the sale of 16 properties subsequent to the second quarter of 2014;

•	$1.6 million increase in the Same Store Property Portfolio due to a 2.1% increase in occupancy for the second quarter of 2015 compared to the second quarter of 2014;

•	$0.4 million increase from Recently Completed/Acquired Properties for the second quarter of 2015 compared to the second quarter of 2014; and

•	$0.2 million increase from Development/Redevelopment Properties for the second quarter of 2015 compared to the second quarter of 2014.
Straight-line rents increased by $1.6 million on a consolidated basis due to increased leasing activity and the timing of revenue recognition under the straight-line method of accounting.
Tenant reimbursements from the Total Portfolio decreased by $0.7 million, of which $1.3 million of the decrease is due to the sale of 16 properties subsequent to the second quarter of 2014. This decrease was offset by an increase of $0.4 million at the Same Store Portfolio, which trended along with the increase in operating expenses over the same period. Expense recoveries at the Same Store Portfolio remained consistent with a reimbursement percentage of 35.8% during the second quarter of 2015 compared to 35.7% in the second quarter of 2014. The remaining $0.2 million increase resulted from Recently Completed/Acquired Properties.
Termination fees at our Total Portfolio decreased by $2.5 million due to timing and volume of tenant early terminations during the second quarter of 2015 when compared to the second quarter of 2014.
Third party management fees, labor reimbursement and leasing increased $0.5 million during the second quarter of 2015 compared to the second quarter of 2014 which is primarily attributable to an increase in leasing commissions received from unconsolidated joint ventures.
Real Estate Taxes
Real estate taxes across our Total Portfolio decreased by $0.9 million for the second quarter of 2015 compared to the second quarter of 2014, primarily attributable to a $0.7 million decrease from the 16 properties sold subsequent to the second quarter of 2014 and $0.3 million decrease from property tax assessments. These decreases were offset by $0.1 million of increases from Recently Completed/Acquired Properties.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased $0.8 million for the second quarter of 2015 compared to the second quarter of 2014, primarily attributable to; (i) $0.2 million increase in share-based compensation costs (ii) $0.3 million increase in acquisition deal costs and (iii) $0.3 increase in charitable contributions.
Depreciation and Amortization

Depreciation and amortization expense across our Total Portfolio decreased by $1.7 million for the second quarter of 2015 compared to the second quarter of 2014, primarily attributable to a $2.7 million decrease from the 16 properties sold subsequent to the second quarter of 2014 and $0.6 million decrease to Development/Redevelopment Properties related to accelerated depreciation of the re-entitlement property in the second quarter of 2014. These decreases were offset by (i) $0.8 million increase to the Same Store Property Portfolio in additional depreciation expense from increased tenant improvements and accelerations related to early lease terminations and (ii) $0.8 million increase from Recently Completed/Acquired Properties.

Interest Expense
The decrease in interest expense of $3.6 million for the second quarter of 2015 from the second quarter of 2014 is primarily due to the following decreases:

•	$1.4 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the second quarter of 2014;

•	$0.7 million due to the repayment of our $150.0 million three-year term loan due February 2015 during the third quarter of 2014;

•	$0.5 million due to the repayment of our $100.0 million four-year term loan due February 2016 during the third quarter of 2014;

•	$0.3 million due to the termination of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016;

•	$3.0 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014;

•	$3.1 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters, respectively, of our 7.500% Guaranteed Notes due 2015; and

•	$0.2 million related to mortgage interest expense.

These decreases were partially offset by an increase of $5.6 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.
Net Gain on Disposition of Real Estate
The $1.6 million net gain on disposition of real estate resulted from the sale of five office properties during the second quarter of 2015 at Delaware Corporate Center I & II and Christiana Corporate Center, located in Wilmington, Delaware and Newark, Delaware, respectively. There were no operating property dispositions during the second quarter of 2014.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture increased $0.3 million. The $0.8 million gain recognized during the second quarter of 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates. The $0.5 million gain recognized during the second quarter of 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships.
Provision for Impairment on Assets Held for Sale/Sold
During the second quarter of 2015, in connection with us determining to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value of the property exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale, during the second quarter of 2015.
Discontinued Operations
During the second quarter of 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million during the second quarter of 2014 relates to a contingent gain on sale recognized related to a portfolio of eight office properties located in Lawrenceville, New Jersey during the first quarter of 2013. There were no properties classified as discontinued operations during the second quarter of 2015.
Net Income
Net income increased by $0.9 million during the second quarter of 2015 compared to the second quarter of 2014 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

Comparison of the Six-Month Periods Ended June 30, 2015 and June 30, 2014
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 184 properties containing an aggregate of approximately 22.3 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2014 and owned through June 30, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014 or disposed prior to June 30, 2015. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2015 and 2014 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six-months ended June 30, 2015 to the six-months ended June 30, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2015	2014	Increase/ (Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)
Revenue:
Cash rents	$215,700	$213,585	$2,115	$2,547	$1,693	$4,489	$4,242	$2,685	$12,892	$225,421	$232,412	$(6,991)
Straight-line rents	11,034	6,739	4,295	615	384	(68)	14	(98)	47	11,483	7,184	4,299
Above/below market rent amortization	1,867	3,132	(1,265)	135	—	631	509	—	56	2,633	3,697	(1,064)
Total rents	228,601	223,456	5,145	3,297	2,077	5,052	4,765	2,587	12,995	239,537	243,293	(3,756)
Tenant reimbursements	40,646	39,581	1,065	516	206	821	867	470	3,308	42,453	43,962	(1,509)
Termination fees	1,464	5,552	(4,088)	—	—	—	—	—	—	1,464	5,552	(4,088)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	8,531	8,337	8,531	8,337	194
Other	2,363	934	1,429	10	6	54	106	1,642	424	4,069	1,470	2,599
Total revenue	273,074	269,523	3,551	3,823	2,289	5,927	5,738	13,230	25,064	296,054	302,614	(6,560)
Property operating expenses	86,599	84,153	(2,446)	851	503	3,307	2,695	(1,476)	2,586	89,281	89,937	656
Real estate taxes	22,773	23,409	636	278	168	522	510	940	2,211	24,513	26,298	1,785
Third party management expenses	—	—	—	—	—	—	—	3,253	3,446	3,253	3,446	193
Net Operating Income	163,702	161,961	1,741	2,694	1,618	2,098	2,533	10,513	16,821	179,007	182,933	(3,926)
General & administrative expenses	—	—	—	227	—	125	77	15,075	14,109	15,427	14,186	(1,241)
Depreciation and amortization	96,254	94,857	(1,397)	1,375	429	2,822	3,554	1,590	6,317	102,041	105,157	3,116
Operating Income (loss)	$67,448	$67,104	$344	$1,092	$1,189	$(849)	$(1,098)	$(6,152)	$(3,605)	$61,539	$63,590	$(2,051)
Number of properties	184	184		9		6				199
Square feet	22,340	22,340		1,292		1,590				25,222
Occupancy % (d)	91.2%	89.1%		100.0%
Other Income (Expense):
Interest income										1,063	770	293
Interest expense										(56,071)	(63,356)	7,285
Amortization of deferred financing costs										(2,367)	(2,386)	19
Interest expense — financing obligation										(610)	(588)	(22)
Equity in loss of real estate ventures										(742)	(247)	(495)
Net gain on disposition of real estate										10,590	—	10,590
Net gain on sale of undepreciated real estate										—	1,184	(1,184)
Net gain from remeasurement of investment in a real estate venture										758	458	300
Net loss on real estate venture transactions										—	(417)	417
Provision for impairment on assets held for sale/sold										(2,508)	—	(2,508)
Income (Loss) from continuing operations										11,652	(992)	12,644
Income from discontinued operations										—	921	(921)
Net income (loss)										$11,652	$(71)	$11,723
Income (loss) attributable to commons shareholders per common share										$0.04	$(0.02)	$0.06

EXPLANATORY NOTES

(a)	Results include: nine properties completed/acquired and placed in service.

(b)	Results include: four developments, one redevelopment and one re-entitlement property

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio decreased by $7.0 million during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2015, primarily attributable to a:

•	$10.2 million decrease due to the sale of 16 properties subsequent to the second quarter of 2014;

•	$2.1 million increase in the Same Store Property Portfolio due to a 2.1% increase in occupancy for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014;

•	$0.9 million increase from Recently Completed/Acquired Properties for the second quarter of 2015 compared to the second quarter of 2014; and

•	$0.2 million increase from Development/Redevelopment Properties for the second quarter of 2015 compared to the second quarter of 2014.
Straight-line rents increased by $4.3 million on a consolidated basis due to increased leasing activity and the timing of revenue recognition under the straight-line method of accounting.
Tenant reimbursements from the Total Portfolio decreased by $1.5 million, of which $2.9 million of the decrease is due to the sale of 16 properties subsequent to the second quarter of 2014. This decrease was offset by an increase of $1.1 million at the Same Store Portfolio, which trended along with the increase in operating expenses over the same period. Expense recoveries at the Same Store Portfolio remained consistent with a reimbursement percentage of 37.2% during the six-month period ended June 30, 2015 compared to 36.8% in the six-month period ended June 30, 2014. The remaining $0.3 million increase resulted from Recently Completed/Acquired Properties.
Termination fees at our Total Portfolio decreased by $4.1 million due to timing and volume of tenant early terminations during the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014.
Other income increased $2.6 million during the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, which is primarily attributable to; (i) $1.1 million of recognized real estate tax assessment adjustments, (ii) $0.6 million in liquidating distributions from an unconsolidated partnership was accounted for using the cost method for investments, (iii) $0.3 from the receipt of escheat funds and (iv) $0.6 million related to other income across our portfolio.
Property Operating Expenses
Property operating expenses across our Total Portfolio decreased $0.7 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily attributable to a $4.1 million decrease from the 16 properties sold subsequent to the second quarter of 2014 and a $0.2 decrease in bad debt expense. These decreases were offset by increases to the following: (i) $1.9 million increase in repairs and maintenance expense due to the timing of tenant needs, (ii) $0.8 million increase in payroll related costs, (iii) $0.6 million increase in office expenses and (iv) $0.3 million increase in utilities.
Real Estate Taxes
Real estate taxes across our Total Portfolio decreased by $1.8 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily attributable to a $1.3 million decrease from the 16 properties sold subsequent to the second quarter of 2014 and $0.6 million decrease from property tax assessments. These decreases were offset by $0.1 million from Recently Completed/Acquired Properties.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased $1.2 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily attributable to; (i) $0.6 million increase in share-based compensation costs (ii) $0.3 million increase in acquisition deal costs and (iii) $0.3 increase in charitable contributions.

Depreciation and Amortization

Depreciation and amortization expense across our Total Portfolio decreased by $3.1 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014, primarily attributable to a $4.7 million decrease from the 16 properties sold subsequent to the second quarter of 2014 and $0.7 million decrease to Development/Redevelopment Properties related to accelerated depreciation of the re-entitlement property in the second quarter of 2014. These decreases were offset by (i) $1.4 million increase to the Same Store Property Portfolio in additional depreciation expense from increased tenant improvements and accelerations related to early lease terminations and (ii) $0.9 million increase from Recently Completed/Acquired Properties.
Interest Expense

The decrease in interest expense of $7.3 million for the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 is primarily due to the following decreases;

•	$2.9 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the six-month period ended June 30, 2014;

•	$1.5 million due to the repayment of our $150.0 million three-year term loan due February 2015 during the third quarter of 2014;

•	$1.0 million due to the repayment of our $100.0 million four-year term loan due February 2016 during the third quarter of 2014;

•	$0.5 million due to the termination of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016;

•	$6.0 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014;

•	$6.1 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters, respectively, of our 7.500% Guaranteed Notes due 2015; and

•	$0.5 million related to mortgage interest expense.

These decreases were partially offset by an increase of $11.2 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.

Interest Income

Interest income increased $0.3 million for the six-month period ended June 30, 2015 from the six-month period ended June 30, 2014 primarily due to the $88.0 million short term loan to the Austin Venture that was outstanding for part of the first quarter of 2015. This short term loan was not outstanding during the six-month period ended June 30, 2014. See Note 4, "Investment in Unconsolidated Ventures."
Equity in Income of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $0.5 million during the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 is primarily attributable to net operating losses for evo at Cira Centre South and the Parc at Plymouth Meeting, which were placed into service subsequent to the second quarter of 2014.
Net Gain on Disposition of Real Estate
The $10.6 million net gain on disposition of real estate venture resulted from the sale of nine office properties during the six-month period ended June 30, 2015 (See Item 2., "Recent Property Transactions"), with no such dispositions during the six-month period ended June 30, 2014.
Gain on Sale of Undepreciated Real Estate
The gain on sale of undepreciated real estate of $1.2 million during the six-month period ended June 30, 2014 resulted from the sale of two undeveloped land parcels, with no such dispositions during the six-month period ended June 30, 2015.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture increased $0.3 million. The $0.8 million gain recognized during the six-month period ended June 30, 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates.

The $0.5 million gain recognized during the six-month period ended June 30, 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships.
Provision for Impairment on Assets Held for Sale/Sold
During the quarter ended March 31, 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale. See Note 3, "Real Estate Investments," for further information related to the impairment. During the second quarter of 2015, in connection with us determining to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale, during the second quarter of 2015.
Discontinued Operations
During the six-month period ended June 30, 2014 there were no property sales classified as discontinued operations. The gain of $0.9 million during the six-month period ended June 30, 2014 relates to the settlement of the sale of a portfolio of eight office properties located in Lawrenceville, New Jersey during the first quarter of 2013. There were no properties classified as discontinued operations during the six-month period ended June 30, 2015.
Net Income (loss)
Net income increased by $11.7 million during the six-month period ended June 30, 2015 compared to the six-month period ended June 30, 2014 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,

•	fund capital expenditures, including capital and tenant improvements and leasing costs,

•	fund repayment of certain debt instruments when they mature,

•	fund current development and redevelopment costs,

•	fund commitments to unconsolidated real estate ventures,

•	fund distributions to shareholders to maintain REIT status, and

•	fund share repurchases.
As of June 30, 2015, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2015 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including our unsecured term loans, and under our unsecured notes. As of June 30, 2015, we were in compliance with all of our debt covenants and requirement obligations.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2015, amounted to $648.7 million and $1,803.5 million, respectively.
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
On July 22, 2015, the our Board of Trustees has authorized additional share repurchases of up to $100.0 million of our preferred and common stock with no expiration date. We expect to fund the share repurchases with a combination of available cash balances and availability under our line of credit.
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
As of June 30, 2015 and December 31, 2014, we maintained cash and cash equivalents of $124.0 million and $257.5 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30, 2015 and 2014 (in thousands):

Activity	2015	2014
Operating	$88,617	$90,241
Investing	(155,370)	(61,388)
Financing	(66,767)	(57,224)
Net cash flows	$(133,520)	$(28,371)

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.
The net decrease of $1.6 million in cash from operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $94.0 million in cash used in investing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributable to the following:

•
an increase of $170.8 million in funds used for acquisitions, driven by the purchases of the remaining 50% common interest in the Broadmoor Austin Associates real estate venture, 405 Colorado Drive, 25 M Street and 618 Market Street (See Item 2., "Recent Property Transactions" for disclosure of current year acquisitions) during the six months ended June 30, 2015 compared to the purchase of a development project in Austin, Texas known as Encino Trace during the six months ended June 30, 2014;

•
an increase of $60.1 million in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily attributed to the development of the FMC Tower at Cira Centre South and Encino Trace (For further information on development projects see Item 1., "Developments," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Item 2., "Development Risk," included in this Form 10-Q);

•
an increase of $46.0 million of investments in unconsolidated Real Estate Ventures primarily due to contributions for the six months ended June 30, 2015 of $28.4 million to form the JBG real estate ventures (See Item 2. "Recent Property Transactions" for further disclosure), $7.9 million in contributions to the 4040 Wilson real estate venture, $6.8 million to Brandywine 1919 Ventures, $3.4 million to the DRA Austin real estate venture, $2.6 million in contributions to other real estate ventures compared to the $3.1 million in contributions to real estate ventures during the six months ended June 30, 2014;

•	an increase of $2.9 million in deposits for real estate during the six months ended June 30, 2015, when compared to the six months ended June 30, 2014; and

•	an increase in advances made for purchase of tenant assets, net of repayments, of $3.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
The decrease in cash used in investing activities was offset by the following transactions:

•
an increase of $102.9 million of net proceeds from the sale of nine properties during the six months ended June 30, 2015 compared to the sale of two land parcels and the contribution of an office building to an unconsolidated real estate venture during the six months ended June 30, 2014 (See Item 2., "Recent Property Transactions");

•
an increase of $85.2 million in payments on the mortgage note receivable during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to the repayment of the short term loan to the Austin Venture (See Note 4, "Investment in Unconsolidated Ventures," to our consolidated financial statements);

•	an increase of $0.4 million in escrow cash due to timing of payments; and

•
an increase of $0.4 million in cash distributions in excess of cumulative equity in income from Real Estate Ventures during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The net increase of $9.5 million in cash used in financing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily attributable to the following:

•	an increase of $0.4 million in repayments of mortgage notes payable during six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•	an increase of $2.9 million in debt financing costs, primarily due to the new revolving credit facility (See Item 2. "Capitalization");

•	a decrease of $0.6 million in proceeds from the exercise of stock options;

•
an increase in distributions paid to shareholders and on non-controlling interests to $57.9 million during the six months ended June 30, 2015 from $51.3 million during the six months ended June 30, 2014 resulting from the Parent Company issuance of 21,850,000 common shares during the third quarter of 2014.

The net increase in cash used in financing activities described above was partially offset by an increase of $1.0 million from a partner contribution to a consolidated joint venture during the six months ended June 30, 2015 with no such contributions during the six months ended June 30, 2014.

Capitalization
Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Balance:
Mortgage notes payable	$648,722	$655,934
Unsecured debt	1,803,529	1,803,529
Total	$2,452,251	$2,459,463
Percent of Total Debt:
Mortgage notes payable	26.5%	26.7%
Unsecured debt	73.5%	73.3%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	5.7%	5.7%
Unsecured debt	4.7%	4.7%
Total	5.0%	5.0%
Weighted-average maturity in years:
Mortgage notes payable	6.8	7.3
Unsecured debt	6.5	7.0
Total	6.6	7.1
All debt shown above is fixed rate, which includes a $200.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2015 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities		Total	Weighted Average Interest Rate of Maturing Debt
2015	$6,424	$88,361	(a)	$94,785	5.46%
2016	9,957	357,779		367,736	5.61%
2017	9,906	320,417		330,323	5.63%
2018	11,954	325,000		336,954	5.19%
2019	13,155	200,000		213,155	3.81%
2020	13,915	—		13,915	6.64%
2021	14,719	—		14,719	6.64%
2022	15,571	—		15,571	6.65%
2023	14,666	351,236		365,902	4.27%
2024	14,933	250,000		264,933	4.39%
Thereafter	105,648	328,610		434,258	4.96%
Totals	$230,848	$2,221,403		$2,452,251	4.96%

(a)
A mortgage loan encumbering two of our office properties with a principal balance of $88.5 million matures on August 1, 2015. We intend on entering into a 60-day extension with the lender. Following the extension period we plan to repay the mortgage balance in full using our available cash balance.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2015.

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

On May 15, 2015, we closed on a new four-year unsecured revolving credit facility (the "New Credit Facility") that provides for borrowings of up to $600.0 million. We expect to use advances under the New Credit Facility for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties and to repay from time to time other debt. On terms and conditions specified in the credit agreement, we may enter into unsecured term loans and/or increase the initial amount of the credit facility by up to, in the aggregate for all such term loans and increases, an additional $400.0 million. The New Credit Facility includes a $65.0 million sub-limit for the issuance of letters of credit and a $60.0 million sub-limit for swing-loans. The New Credit Facility has a scheduled maturity date of May 15, 2019, and is subject to two six-month extensions on terms and conditions specified in the credit agreement.

At our option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on our credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on our credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. We had no borrowings under the New Credit Facility as of June 30, 2015.

The terms of the New Credit Facility require that we maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of our funds from operations (FFO) except to the extent necessary to enable us to continue to qualify as a REIT for Federal income tax purposes. At June 30, 2015, we were in compliance with all covenants in the New Credit Facility.

Concurrently with our entry into the New Credit Facility, we terminated our then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

A copy of the New Credit Facility is an exhibit to a Current Report on Form 8-K filed on May 21, 2015. A copy of the prior credit facility is an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.

On June 1, 2015, we amended our Term Loan C Agreement dated December 15, 2011 to align the above aforementioned financial and operating covenants and restrictions of the New Credit Facility with that of Term Loan C. The amendment is filed as part of this Quarterly Report on Form 10-Q. See Item 6.,"Exhibits."
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.

Equity
On May 28, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $27.3 million, which it paid on July 20, 2015 to its shareholders of record as of July 6, 2015. In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of June 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on May 28, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2015 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the six months ended June 30, 2015, we did not sell any shares under the Offering Program and 16,000,000 remained available.
The Parent Company maintains a share repurchase program under which its Board of Trustees has authorized the Parent Company to repurchase common shares from time to time in accordance with the limits set by the Board of Trustees. As of June 30, 2015, there were 539,200 shares available for repurchase under this program. The Parent Company did not repurchase any shares during the three-month period ended June 30, 2015. The Parent Company’s Board of Trustees has not limited the duration of the program and the program may be terminated at any time.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of June 30, 2015:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$648,722	$307,670	$40,903	$26,322	$273,827
Unsecured guaranteed notes (a)	1,603,529	149,919	625,000	—	828,610
Unsecured term loan	200,000	—	—	200,000	—
Ground leases (b)	74,881	1,385	2,770	2,770	67,956
Development contracts (c)	312,033	271,671	40,362	—	—
Interest expense (d)	651,860	109,484	158,414	102,535	281,427
Other liabilities (e)	24,078	377	2,492	7,095	14,114
	$3,515,103	$840,506	$869,941	$338,722	$1,465,934

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania. The two ground leases in Philadelphia, Pennsylvania are discussed in Note 12, "Commitments and Contingencies," to consolidated financial statements.

(c)
Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments. See Item 2., "Overview - Development Risk" for total expected costs related to developments.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2015 interest rates.

(e)
Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iv) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania (See Item 2., "Recent Property Transactions").

See Note 4, "Investment in Unconsolidated Ventures," to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.
As of June 30, 2015, we were obligated to pay a maximum of $80.5 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.
On May 4, 2015, we entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require us to purchase a property, at a predetermined price, until May 4, 2018.   In addition to the $35.0 million purchase price, the Company would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.
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
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and six-month periods ended June 30, 2015 and 2014:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except share information)
Net income (loss) attributable to common unitholders	$1,262	$390	$8,030	$(3,695)
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	76	83	177	186
Loss on real estate venture transactions	—	282	—	417
Net gain on disposition of real estate	(1,571)	—	(10,590)	—
Net gain on disposition of discontinued operations	—	(903)	—	(903)
Provision for impairment on assets held for sale/sold	782	—	2,508	—
Gain from remeasurement of investment in a real estate venture	(758)	(458)	(758)	(458)
Depreciation and amortization:
Real property — continuing operations	39,294	40,964	79,790	81,641
Leasing costs including acquired intangibles — continuing operations	11,536	11,578	22,074	23,437
Company’s share of unconsolidated real estate ventures	6,969	5,586	15,082	10,794
Partners' share of consolidated real estate ventures	(59)	(52)	(113)	(101)
NAREIT Funds from operations	$57,531	$57,470	$116,200	$111,318
Funds from operations allocable to unvested restricted shareholders	(162)	(201)	(380)	(436)
NAREIT Funds from operations available to common unitholders (FFO)	$57,369	$57,269	$115,820	$110,882
Weighted-average shares/units outstanding — fully diluted	182,073,989	160,330,365	182,134,367	160,130,850

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2015, our consolidated debt consisted of $648.7 million of mortgage loans and $1,524.9 million of unsecured notes, all of which are fixed rate borrowings. As of June 30, 2015, we also have variable rate debt consisting of $78.6 million in trust preferred securities and $200.0 million of unsecured term loans all of which have been swapped to fixed. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $24.6 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $26.8 million.
As of June 30, 2015, based on prevailing interest rates and credit spreads, the fair value, net of $6.2 million of discounts, of our $1,518.7 million of unsecured notes was $1,564.3 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.2 million at June 30, 2015.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $278.6 million at June 30, 2015. The total fair value of our debt was approximately $257.4 million at June 30, 2015. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $15.1 million at June 30, 2015. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $17.1 million.
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

(c)
There were no common share repurchases under our repurchase program during the fiscal quarter ended June 30, 2015. As of June 30, 2015, 539,200 common shares remained available for repurchase under our share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	First Amendment to Term Loan C Agreement dated as of December 15, 2011

10.2	Revolving Credit Agreement Dated as of May 15, 2015 (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on May 21, 2015)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	July 27, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	July 27, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1	First Amendment to Term Loan C Agreement dated as of December 15, 2011

10.2	Revolving Credit Agreement Dated as of May 15, 2015 (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's current Report on Form 8-K filed on May 21, 2015)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.