Form 10-Q
period 2015-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2015-10-27
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
A total of 175,196,703 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 23, 2015.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2015, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1.	— Financial Statements
BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,629,223	$4,603,692
Accumulated depreciation	(1,064,804)	(1,067,829)
Operating real estate investments, net	3,564,419	3,535,863
Construction-in-progress	242,246	201,360
Land inventory	135,917	90,603
Total real estate investments, net	3,942,582	3,827,826
Cash and cash equivalents	50,632	257,502
Accounts receivable, net	19,221	18,757
Accrued rent receivable, net	139,738	134,051
Assets held for sale, net	53,042	18,295
Investment in Real Estate Ventures, at equity	211,771	225,004
Deferred costs, net	124,472	125,224
Intangible assets, net	127,088	99,403
Mortgage note receivable	—	88,000
Other assets	73,075	65,111
Total assets	$4,741,621	$4,859,173
LIABILITIES AND BENEFICIARIES’ EQUITY
Mortgage notes payable	$642,396	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,597,541	1,596,718
Accounts payable and accrued expenses	115,636	96,046
Distributions payable	28,318	28,871
Deferred income, gains and rent	41,133	59,452
Acquired lease intangibles, net	28,541	26,010
Other liabilities	41,630	37,558
Liabilities related to assets held for sale	1,269	602
Total liabilities	2,696,464	2,699,847
Commitments and contingencies (Note 12)
Brandywine Realty Trust’s equity:
Preferred Shares (shares authorized-20,000,000):
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2015 and 2014	40	40
Common Shares of Brandywine Realty Trust’s beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,196,703 and 179,293,160 issued and outstanding in 2015 and 2014, respectively	1,752	1,793
Additional paid-in capital	3,258,075	3,314,693
Deferred compensation payable in common shares	11,918	6,219
Common shares in grantor trust, 745,686 in 2015 and 384,536 in 2014	(11,918)	(6,219)
Cumulative earnings	561,227	529,487
Accumulated other comprehensive loss	(8,490)	(4,607)
Cumulative distributions	(1,786,374)	(1,700,579)
Total Brandywine Realty Trust’s equity	2,026,230	2,140,827
Non-controlling interests	18,927	18,499
Total beneficiaries' equity	2,045,157	2,159,326
Total liabilities and beneficiaries' equity	$4,741,621	$4,859,173

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rents	$124,263	$120,288	$363,800	$363,581
Tenant reimbursements	21,553	20,095	64,006	64,057
Termination fees	1,097	1,418	2,561	6,970
Third party management fees, labor reimbursement and leasing	4,274	3,932	12,805	12,269
Other	1,398	825	5,467	2,295
Total revenue	152,585	146,558	448,639	449,172
Operating expenses:
Property operating expenses	43,894	42,675	133,175	132,612
Real estate taxes	13,119	12,869	37,632	39,167
Third party management expenses	1,605	1,687	4,858	5,133
Depreciation and amortization	58,314	52,616	160,355	157,773
General and administrative expenses	6,127	5,900	21,554	20,086
Total operating expenses	123,059	115,747	357,574	354,771
Operating income	29,526	30,811	91,065	94,401
Other income (expense):
Interest income	126	528	1,189	1,298
Tax credit transaction income	11,853	11,853	11,853	11,853
Interest expense	(27,900)	(31,481)	(83,971)	(94,837)
Interest expense — amortization of deferred financing costs	(1,010)	(1,566)	(3,377)	(3,952)
Interest expense — financing obligation	(296)	(273)	(906)	(861)
Recognized hedge activity	—	(828)	—	(828)
Equity in loss of Real Estate Ventures	(1,093)	(486)	(1,835)	(733)
Net gain on disposition of real estate	6,083	4,698	16,673	4,698
Net gain on sale of undepreciated real estate	3,019	—	3,019	1,184
Net gain from remeasurement of investment in real estate ventures	—	—	758	458
Loss on real estate venture transactions	—	—	—	(417)
Loss on early extinguishment of debt	—	(2,606)	—	(2,606)
Provision for impairment on assets held for sale/sold	—	(1,765)	(2,508)	(1,765)
Income from continuing operations	20,308	8,885	31,960	7,893
Discontinued operations:
Income from discontinued operations	—	—	—	18
Net gain (loss) on disposition of discontinued operations	—	(3)	—	900
Total discontinued operations	—	(3)	—	918
Net income	20,308	8,882	31,960	8,811
Net income from discontinued operations attributable to non-controlling interests	—	—	—	(10)
Net income from continuing operations attributable to non-controlling interests	(161)	(108)	(221)	(47)
Net income attributable to non-controlling interests	(161)	(108)	(221)	(57)
Net income attributable to Brandywine Realty Trust	20,147	8,774	31,739	8,754
Distribution to preferred shareholders	(1,725)	(1,725)	(5,175)	(5,175)
Nonforfeitable dividends allocated to unvested restricted shareholders	(76)	(82)	(253)	(268)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$18,346	$6,967	$26,311	$3,311
Basic income per Common Share:
Continuing operations	$0.10	$0.04	$0.15	$0.01
Discontinued operations	—	—	—	0.01
	$0.10	$0.04	$0.15	$0.02
Diluted income per Common Share:
Continuing operations	$0.10	$0.04	$0.15	$0.01
Discontinued operations	—	—	—	0.01
	$0.10	$0.04	$0.15	$0.02

Basic weighted average shares outstanding	178,188,037	171,606,722	179,198,714	161,866,955
Diluted weighted average shares outstanding	178,776,684	173,193,870	179,988,492	163,353,970
Net income attributable to Brandywine Realty Trust
Total continuing operations	$20,147	$8,777	$31,739	$7,846
Total discontinued operations	—	(3)	—	908
Net income	$20,147	$8,774	$31,739	$8,754

Distributions declared per Common Share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$20,308	$8,882	$31,960	$8,811
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,922)	4,232	(4,091)	967
Loss on settlement of interest rate swaps	—	(828)	—	(828)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	76	174	196
Total other comprehensive gain (loss)	(2,864)	3,480	(3,917)	335
Comprehensive income	17,444	12,362	28,043	9,146
Comprehensive income attributable to non-controlling interest	(136)	(141)	(187)	(55)
Comprehensive income attributable to Brandywine Realty Trust	$17,308	$12,221	$27,856	$9,091
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the nine-month period ended September 30, 2015
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									31,739			221	31,960
Other comprehensive loss										(3,883)		(34)	(3,917)
Repurchase and retirement of Common Shares of Beneficial Interest			(4,701,302)		(47)	(60,770)							(60,817)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(100)							(100)
Share-based compensation activity			509,675	280,011	6	4,036			1				4,043
Share issuance from/to Deferred Compensation Plan			86,723	81,139		(2)	5,699	(5,699)					(2)
Adjustment to non-controlling interest						93						(93)	—
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.45 per share)											(80,620)	(691)	(81,311)
BALANCE, September 30, 2015	4,000,000	$40	175,196,703	745,686	$1,752	$3,258,075	$11,918	$(11,918)	$561,227	$(8,490)	$(1,786,374)	$18,927	$2,045,157

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
For the nine-month period ended September 30, 2014
(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust’s beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,280	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net loss									8,754			57	8,811
Other comprehensive loss										337		(2)	335
Issuance of Common Shares of Beneficial Interest			21,850,000		219	335,179							335,398
Conversion of LP Units to Common Shares			41,734			655						(655)	—
Equity issuance costs						(452)							(452)
Share-based compensation activity			279,913		5	4,597			12				4,614
Share issuance from/to Deferred Compensation Plan			78,729	72,256		(90)	812	(812)					(90)
Adjustment to non-controlling interest						(1,172)						1,172	—
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.45 per share)											(74,198)	(788)	(74,986)
BALANCE, September 30, 2014	4,000,000	$40	178,982,369	384,536	$1,790	$3,310,313	$6,219	$(6,219)	$531,294	$(2,658)	$(1,671,888)	$20,999	$2,189,890

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,960	$8,811
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160,355	157,773
Amortization of deferred financing costs	3,377	3,952
Amortization of debt discount/(premium), net	(507)	(455)
Amortization of stock compensation costs	4,312	3,622
Shares used for employee taxes upon vesting of share awards	(2,056)	(1,263)
Recognized hedge activity	—	828
Straight-line rent income	(17,579)	(11,416)
Amortization of acquired above (below) market leases, net	(5,473)	(5,206)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	1,276	1,687
Loss on real estate venture transactions	—	417
Net gain on sale of interests in real estate	(19,692)	(5,882)
Net gain from remeasurement of investment in a real estate venture	(758)	(458)
Loss on early extinguishment of debt	—	2,606
Provision for impairment on assets held for sale/sold	2,508	1,765
Tax credit transaction income	(11,853)	(11,853)
Real Estate Venture loss in excess of distributions	2,579	659
Deferred financing obligation	(906)	(864)
Changes in assets and liabilities:
Accounts receivable	(1,008)	(4,586)
Other assets	(9,511)	(10,317)
Accounts payable and accrued expenses	13,819	9,304
Deferred income, gains and rent	(3,491)	(4,430)
Other liabilities	(2,458)	(1,760)
Net cash provided by operating activities	144,960	133,000
Cash flows from investing activities:
Acquisition of properties	(141,303)	(12,405)
Acquisition of property - 1031 exchange funds applied	(62,812)	—
Proceeds from the sale of properties	152,243	81,625
Sale of property - 1031 exchange funds held in escrow	62,800	—
Proceeds from repayment of mortgage notes receivable	88,000	5,125
Capital expenditures for tenant improvements	(56,095)	(85,698)
Capital expenditures for redevelopments	(38,925)	(10,195)
Capital expenditures for developments	(122,380)	(48,057)
Advances for purchase of tenant assets, net of repayments	290	(212)
Investment in unconsolidated Real Estate Ventures	(62,868)	(16,330)
Deposits for real estate	(451)	—
Escrowed cash	1,004	1,076
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	7,401	7,341
Leasing costs paid	(18,295)	(17,018)
Net cash used in investing activities	(191,391)	(94,748)
Cash flows from financing activities:
Repayments of mortgage notes payable	(10,598)	(9,994)
Repayments of unsecured term loans	—	(250,828)
Proceeds from unsecured notes	—	496,459
Net proceeds from issuance of common shares	—	335,016
Repayments of unsecured notes	—	(120,361)
Debt financing costs paid	(3,229)	(3,630)
Proceeds from the exercise of stock options	127	709
Partner contribution to consolidated real estate venture	1,025	—
Repurchase and retirement of common shares	(60,817)	—
Distributions paid to shareholders	(86,255)	(76,081)

Distributions to noncontrolling interest	(692)	(806)
Net cash used in financing activities	(160,439)	370,484
Decrease in cash and cash equivalents	(206,870)	408,736
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$50,632	$671,943

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2015 and 2014 of $8,764 and $4,466, respectively	$80,720	$92,196
Supplemental disclosure of non-cash activity:
Change in investments in joint venture related to non-cash disposition of property	—	(5,897)
Change in real estate investments related to non-cash property acquisition	(67,261)	—
Change in investments in joint venture related to non-cash acquisition of property	67,261	—
Change in receivable from settlement of acquisitions	—	619
Change in other liabilities from contingent consideration related to a business combination	1,585	—
Change in operating real estate from contingent consideration related to a business combination	(1,585)	—
Change in other liabilities from a deferred payment related to an asset acquisition	2,000	—
Change in operating real estate from a deferred payment related to an asset acquisition	(2,000)	—
Change in capital expenditures financed through accounts payable at period end	(2,472)	4,415
Change in capital expenditures financed through retention payable at period end	6,873	3,479
Change in unfunded tenant allowance	—	(327)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,629,223	$4,603,692
Accumulated depreciation	(1,064,804)	(1,067,829)
Operating real estate investments, net	3,564,419	3,535,863
Construction-in-progress	242,246	201,360
Land inventory	135,917	90,603
Total real estate investments, net	3,942,582	3,827,826
Cash and cash equivalents	50,632	257,502
Accounts receivable, net	19,221	18,757
Accrued rent receivable, net	139,738	134,051
Assets held for sale, net	53,042	18,295
Investment in Real Estate Ventures, at equity	211,771	225,004
Deferred costs, net	124,472	125,224
Intangible assets, net	127,088	99,403
Mortgage note receivable	—	88,000
Other assets	73,075	65,111
Total assets	$4,741,621	$4,859,173
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable	$642,396	$654,590
Unsecured term loans	200,000	200,000
Unsecured senior notes, net of discounts	1,597,541	1,596,718
Accounts payable and accrued expenses	115,636	96,046
Distributions payable	28,318	28,871
Deferred income, gains and rent	41,133	59,452
Acquired lease intangibles, net	28,541	26,010
Other liabilities	41,630	37,558
Liabilities related to assets held for sale	1,269	602
Total liabilities	2,696,464	2,699,847
Commitments and contingencies (Note 12)
Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2015 and 2014	22,247	24,571
Brandywine Operating Partnership, L.P.’s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2015 and 2014	96,850	96,850
General Partnership Capital, 175,196,703 and 179,293,160 units issued and outstanding in 2015 and 2014, respectively	1,932,953	2,041,902
Accumulated other comprehensive loss	(8,924)	(5,007)
Total Brandywine Operating Partnership, L.P.’s equity	2,020,879	2,133,745
Non-controlling interest - consolidated real estate ventures	2,031	1,010
Total partners’ equity	2,022,910	2,134,755

Total liabilities and partners’ equity	$4,741,621	$4,859,173
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rents	$124,263	$120,288	$363,800	$363,581
Tenant reimbursements	21,553	20,095	64,006	64,057
Termination fees	1,097	1,418	2,561	6,970
Third party management fees, labor reimbursement and leasing	4,274	3,932	12,805	12,269
Other	1,398	825	5,467	2,295
Total revenue	152,585	146,558	448,639	449,172
Operating expenses:
Property operating expenses	43,894	42,675	133,175	132,612
Real estate taxes	13,119	12,869	37,632	39,167
Third party management expenses	1,605	1,687	4,858	5,133
Depreciation and amortization	58,314	52,616	160,355	157,773
General & administrative expenses	6,127	5,900	21,554	20,086
Total operating expenses	123,059	115,747	357,574	354,771
Operating income	29,526	30,811	91,065	94,401
Other income (expense):
Interest income	126	528	1,189	1,298
Tax credit transaction income	11,853	11,853	11,853	11,853
Interest expense	(27,900)	(31,481)	(83,971)	(94,837)
Interest expense — amortization of deferred financing costs	(1,010)	(1,566)	(3,377)	(3,952)
Interest expense — financing obligation	(296)	(273)	(906)	(861)
Recognized hedge activity	—	(828)	—	(828)
Equity in loss of Real Estate Ventures	(1,093)	(486)	(1,835)	(733)
Net gain on disposition of real estate	6,083	4,698	16,673	4,698
Net gain on sale of undepreciated real estate	3,019	—	3,019	1,184
Net gain from remeasurement of investment in real estate ventures	—	—	758	458
Loss on real estate venture transactions	—	—	—	(417)
Loss on early extinguishment of debt	—	(2,606)	—	(2,606)
Provision for impairment on assets held for sale/sold	—	(1,765)	(2,508)	(1,765)
Income from continuing operations	20,308	8,885	31,960	7,893
Discontinued operations:
Income from discontinued operations	—	—	—	18
Net gain (loss) on disposition of discontinued operations	—	(3)	—	900
Total discontinued operations	—	(3)	—	918
Net income	20,308	8,882	31,960	8,811
Net (income) loss attributable to non-controlling interests	(1)	(24)	4	(12)
Net income attributable to Brandywine Operating Partnership	20,307	8,858	31,964	8,799
Distribution to preferred unitholders	(1,725)	(1,725)	(5,175)	(5,175)
Amount allocated to unvested restricted unitholders	(76)	(82)	(253)	(268)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$18,506	$7,051	$26,536	$3,356
Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.10	$0.04	$0.15	$0.01
Discontinued operations	—	—	—	0.01
	$0.10	$0.04	$0.15	$0.02
Diluted income per Common Partnership Unit:
Continuing operations	$0.10	$0.04	$0.15	$0.01
Discontinued operations	—	—	—	0.01
	$0.10	$0.04	$0.15	$0.02
Basic weighted average common partnership units outstanding	179,723,139	173,341,782	180,733,816	163,620,963
Diluted weighted average common partnership units outstanding	180,311,786	174,928,930	181,523,594	165,107,978
Net income (loss) attributable to Brandywine Operating Partnership, L.P.
Total continuing operations	$20,307	$8,861	$31,964	$7,881
Total discontinued operations	—	(3)	—	918
Net income	$20,307	$8,858	$31,964	$8,799

Distributions declared per Common Partnership Unit	0.15	0.15	0.45	0.45
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$20,308	$8,882	$31,960	$8,811
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,922)	4,232	(4,091)	967
Loss on settlement of interest rate swaps	—	(828)	—	(828)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	58	76	174	196
Total other comprehensive income (loss)	(2,864)	3,480	(3,917)	335
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$17,444	$12,362	$28,043	$9,146
(1) Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,960	$8,811
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160,355	157,773
Amortization of deferred financing costs	3,377	3,952
Amortization of debt discount/(premium), net	(507)	(455)
Amortization of stock compensation costs	4,312	3,622
Shares used for employee taxes upon vesting of share awards	(2,056)	(1,263)
Recognized hedge activity	—	828
Straight-line rent income	(17,579)	(11,416)
Amortization of acquired above (below) market leases, net	(5,473)	(5,206)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	1,276	1,687
Loss on real estate venture transactions	—	417
Net gain on sale of interests in real estate	(19,692)	(5,882)
Net gain on remeasurement of investment in a real estate venture	(758)	(458)
Tax credit transaction income	(11,853)	(11,853)
Loss on early extinguishment of debt	—	2,606
Provision for impairment on assets held for sale	2,508	1,765
Real Estate Venture loss in excess of distributions	2,579	659
Deferred financing obligation	(906)	(864)
Changes in assets and liabilities:
Accounts receivable	(1,008)	(4,586)
Other assets	(9,511)	(10,317)
Accounts payable and accrued expenses	13,819	9,304
Deferred income, gains and rent	(3,491)	(4,430)
Other liabilities	(2,458)	(1,760)
Net cash provided by operating activities	144,960	133,000
Cash flows from investing activities:
Acquisition of properties	(141,303)	(12,405)
Acquisition of property - 1031 exchange funds applied	(62,812)	—
Proceeds from the sale of properties	152,243	81,625
Sale of property - 1031 exchange funds held in escrow	62,800	—
Proceeds from repayment of mortgage notes receivable	88,000	5,125
Capital expenditures for tenant improvements	(56,095)	(85,698)
Capital expenditures for redevelopments	(38,925)	(10,195)
Capital expenditures for developments	(122,380)	(48,057)
Advances for purchase of tenant assets, net of repayments	290	(212)
Investment in unconsolidated Real Estate Ventures	(62,868)	(16,330)
Deposits for real estate	(451)	—
Escrowed cash	1,004	1,076
Cash distributions from unconsolidated Real Estate Ventures in excess of cumulative equity income	7,401	7,341
Leasing costs paid	(18,295)	(17,018)
Net cash used in investing activities	(191,391)	(94,748)
Cash flows from financing activities:
Repayments of mortgage notes payable	(10,598)	(9,994)
Repayments of unsecured term loans	—	(250,828)
Proceeds from unsecured notes	—	496,459
Net proceeds from issuance of common units	—	335,016
Repayments of unsecured notes	—	(120,361)
Debt financing costs paid	(3,229)	(3,630)
Proceeds from the exercise of stock options	127	709
Partner contribution to consolidated real estate venture	1,025	—
Repurchase and retirement of common partnership units	(60,817)	—

Distributions paid to preferred and common partnership unitholders	(86,947)	(76,887)
Net cash used in financing activities	(160,439)	370,484
Decrease in cash and cash equivalents	(206,870)	408,736
Cash and cash equivalents at beginning of period	257,502	263,207
Cash and cash equivalents at end of period	$50,632	$671,943

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2015 and 2014 of $8,764 and $4,466, respectively	$80,720	$92,196
Supplemental disclosure of non-cash activity:
Change in investments in joint venture related non-cash disposition of property	—	(5,897)
Change in real estate investments related to non-cash property acquisition	(67,261)	—
Change in investments in joint venture related to non-cash acquisition of property	67,261	—
Change in receivable from settlement of acquisitions	—	619
Change in other liabilities from contingent consideration related to a business combination	1,585	—
Change in operating real estate from contingent consideration related to a business combination	(1,585)	—
Change in other liabilities from a deferred payment related to an asset acquisition	2,000	—
Change in operating real estate from a deferred payment related to an asset acquisition	(2,000)	—
Change in capital expenditures financed through accounts payable at period end	(2,472)	4,415
Change in capital expenditures financed through retention payable at period end	6,873	3,479
Change in unfunded tenant allowance	—	(327)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2015, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2015, the Company owned 192 properties, consisting of 155 office properties, 20 industrial facilities, four mixed-use properties, one retail property (180 core properties), six properties classified as held for sale, four development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 24.8 million net rentable square feet. In addition, as of September 30, 2015, the Company owned economic interests in 17 unconsolidated real estate ventures that own properties containing an aggregate of approximately 4.0 million net rentable square feet, 4.4 acres of undeveloped parcels of land and 22.5 acres of land under development (collectively, the “Real Estate Ventures”). As of September 30, 2015, the Company also owned 413 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As of September 30, 2015, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 7.8 million square feet of development, inclusive of the options to purchase approximately 63 additional acres of undeveloped land. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas; and Oakland, Concord and Carlsbad, California.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2015, the management company subsidiaries were managing properties containing an aggregate of approximately 30.9 million net rentable square feet, of which approximately 24.7 million net rentable square feet related to Properties owned by the Company and approximately 6.2 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2015, the results of its operations for the three and nine-month periods ended September 30, 2015 and 2014 and its cash flows for the nine-month periods ended September 30, 2015 and 2014 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2014 Annual Report on Form 10-K filed with the SEC on February 19, 2015.
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
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued guidance pertaining to entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to provisional amounts recognized. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Any adjustments should be calculated as if the accounting had been completed at the acquisition date. The guidance is effective for public companies for fiscal years beginning after December 15, 2016, with early adoption permitted. Application of the guidance is prospective. The Company has not determined when it will adopt this guidance, nor what impact the adoption may have on its consolidated financial statements.
On July 9, 2015, the FASB elected to defer the effective date of the revenue recognition standard issued in May 2014 by one year. Reporting entities may choose to adopt the standard as of the original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements. See Note 2, "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the Company's initial disclosure of this standard.
In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update. It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. Early adoption is permitted. The adoption of this guidance will not have a material impact on its consolidated financial position or results of operations as the update relates only to changes in financial statement presentation.
In February 2015, the FASB issued guidance modifying the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity must first determine if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting interest model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, but are not limited to: (i.) limiting the extent to which related party interests are included to determine the decision maker’s effective financial interest in the entity, (ii.) requiring that the limited partners in the limited partnership (or the members of a limited liability company that is similar to a limited partnership) have either substantive kick-out rights or substantive participating rights over the general partner to demonstrate that the limited partnership is a voting interest entity, (iii.) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv.) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may elect to either apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or apply the amendments retrospectively. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS
As of September 30, 2015 and December 31, 2014, the gross carrying value of the Company’s Properties was as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$658,280	$669,635
Building and improvements	3,438,563	3,409,303
Tenant improvements	532,380	524,754
	4,629,223	4,603,692
Assets held for sale - real estate investments (a)	74,706	27,436
Total	$4,703,929	$4,631,128

(a)
Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale.

Acquisitions
On August 11, 2015, the Company acquired a 2.7 acre parcel of land containing a vacant office building, located at 9 Presidential Boulevard, Bala Cynwyd, Pennsylvania, for $4.1 million with available corporate funds. The Company intends to demolish the vacant building and develop the property but has not yet determined the timing and cost of construction for the project as of September 30, 2015. The Company accounted for this transaction as an asset acquisition.

On July 7, 2015, the Company acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. The Company funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was deferred until the earlier of the commencement of development or 24 months from settlement. The Company accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on its consolidated balance sheet. In connection with the purchase agreement, if certain land parcels adjacent to 2100 Market Street are acquired from unaffiliated third parties, the Company may be required to pay additional consideration to the seller of 2100 Market Street. The unaffiliated third parties are not party to this transaction and any land parcels acquired will be acquired in arms length transactions. The amount of additional consideration, if any, is contingent on the purchase price of the adjacent land parcels and cannot be determined at this time. The Company has not yet determined the timing and cost of construction for the project as of September 30, 2015.
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
The Company has treated its acquisition of the 50.0% ownership interest in Broadmoor Austin Associates as a business combination and allocated the purchase price to the tangible and intangible assets and liabilities. The Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangibles assets acquired and intangible liabilities assumed. The purchase price has been allocated as follows (in thousands):

June 22, 2015
Building, land and improvements	$163,271
Land inventory	6,045
Intangible assets acquired (a)	50,637
Below market lease liabilities assumed (b)	(8,600)
$211,353

Return of existing equity method investment	(67,261)
Net working capital assumed	(271)
Total cash payment at settlement	$143,821

(a)	Weighted average amortization period of 4.0 years.

(b)	Weighted average amortization period of 1.5 years.
The unaudited pro forma information below summarizes the Company’s combined results of operations for the three and nine-month periods ended September 30, 2015 and 2014, respectively, as though the acquisition of Broadmoor Austin Associates was completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands except for per share amounts).

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
Pro forma revenue	$152,585	$149,951	$455,141	$459,722
Pro forma income from continuing operations	20,308	11,525	35,954	15,914
Pro forma net income available to common shareholders	18,346	9,607	30,305	11,332

Earnings per common share from continuing operations:
Basic -- as reported	$0.11	$0.05	$0.18	$0.05
Basic -- as pro forma	$0.11	$0.07	$0.20	$0.10

Diluted -- as reported	$0.11	$0.05	$0.18	$0.05
Diluted -- as pro forma	$0.11	$0.07	$0.20	$0.10

Earnings per common share:
Basic -- as reported	$0.10	$0.04	$0.15	$0.02
Basic -- as pro forma	$0.10	$0.06	$0.17	$0.07

Diluted -- as reported	$0.10	$0.04	$0.15	$0.02
Diluted -- as pro forma	$0.10	$0.06	$0.17	$0.07

The Company wholly owned the Broadmoor Austin properties at September 30, 2015, and as such, no pro forma adjustments were necessary during three-month period ended September 30, 2015. For the three-month periods ended September 30, 2015 and 2014, there were no acquisition related costs related to the transaction. For the nine-month period ended September 30, 2014, $0.2 million of acquisition related costs are included as if the transaction occurred January 1, 2014.

On April 9, 2015, the Company acquired the leasehold interest in a 0.4 acre land parcel at 405 Colorado Street located in the central business district of Austin, Texas for $2.6 million. The property is currently being operated as a surface parking lot with the intent to develop the site into an office property. The Company has not yet determined the timing and cost of construction for the project as of September 30, 2015. The Company accounted for this transaction as an asset acquisition.
On April 6, 2015, the Company acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. The Company funded the cost of this acquisition with available corporate funds. The Company capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on the Company's consolidated balance sheet. On May 12, 2015, the Company subsequently contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between the Company and Jaco 25 M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. The Company holds a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to the Company. 25 M Street is consolidated within the Company's financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The partners of the venture have not determined the timing and cost of construction for the project as of September 30, 2015.
On April 2, 2015, the Company acquired, from an unaffiliated third party, a property comprised of a parking garage with 330 parking spaces and mixed-use space totaling 14,404 rentable square feet located at 618 Market Street in Philadelphia, Pennsylvania for an aggregate fair value of $19.4 million. The property is currently fully operational. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million, and cash of $17.8 million.
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
The fair value of contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model was the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level 3 for fair value reporting. As of September 30, 2015, there was no significant changes to the inputs and the liability remains within Level 3 for fair value reporting.

Dispositions
The Company sold the following office properties during the nine-month period ended September 30, 2015 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sale Price	Gain/(Loss) On Sale (a)
September 29, 2015	1000 Howard Boulevard	Mt. Laurel, NJ	1	105,312	$16,500	$4,823
August 13, 2015	Bay Colony	Wayne, PA	4	247,294	37,500	288
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	4,900	372
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	4,100	—	(b)
April 24, 2015	Christina / Delaware Corporate Centers	Newark, DE / Wilmington, DE	5	485,182	50,125	1,797
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	65,000	—	(c)
January 8, 2015	Atrium I / Libertyview	Mt. Laurel, NJ / Cherry Hill, NJ	2	221,405	28,300	9,040
Total Dispositions			15	1,415,704	$206,425	$16,320	(d)

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

(b)	The Company recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain/(loss) at disposition for this property.

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

(d)	Total gain/(loss) on sale does not include a deferred gain of $0.5 million related to a prior sale and $0.1 million in losses associated with prior sales.
The Company sold the following land parcels during the nine-month period ended September 30, 2015 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sale Price	Gain/(Loss) on Sale
September 1, 2015	7000 Midlantic	Mt. Laurel, NJ	1	3.5	$2,200	$(169)
August 31, 2015	Four Points	Austin, TX	1	8.6	2,500	71
August 25, 2015	Two Kaiser Plaza	Oakland, CA	1	1.0	11,100	3,117
Total Dispositions			3	13.1	$15,800	$3,019
The sales of properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.
As a result of selling $206.4 million of real estate as of September 30, 2015, the Company increased its current year business plan disposition target to $400.0 million.  The Company is exploring the disposition of several properties, individually or as a portfolio, during the remainder of 2015 in alignment with its business plan.  As of September 30, 2015, the Company has not entered into agreements, other than the six properties categorized as held for sale, to sell additional properties nor can we provide assurance as to any/or which properties for which a sale might be realized. Accordingly, the Company has prepared undiscounted cash flow analyses for the relevant properties based upon several reasonably possible scenarios and the estimated likelihood of each scenario occurring. These estimated probability weighted undiscounted cash flows exceed the carrying values for the properties, and, therefore, no impairment charge has been recorded at September 30, 2015. Significant estimates were made in the determination of the future undiscounted cash flows, including expected future rents and operating expenses, holding periods, cash proceeds at the end of the estimated holding period and the probability of the various reasonably possible scenarios. Changes to estimates made by management for certain properties, including those related to holding periods, may result in the recognition of impairment losses, and such amounts could be material to the Company’s results of operations.
Impairments Measured at Fair Value on a Non-recurring Basis
During the nine-month period ended September 30, 2015, the Company recognized $2.5 million in impairment charges on properties sold to reduce the carrying value of the properties to their sales price in connection with the anticipated disposition. The fair value measurement related to these impairment charges was determined by the respective sales agreement. As the sales price is unobservable, the Company determined that the significant input used to value these real estate investments falls within Level 3 for fair value reporting.
Held for Sale
As of September 30, 2015, the Company entered into an agreement of sale for six suburban New Jersey properties containing 560,147 rentable square feet for an anticipated sales price of $56.5 million. The properties have been designated as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the fair value less the costs of sale exceed carrying value of the property and, as a result, no impairment loss was recognized. The fair value measurement was based on the sales agreement. As the sales price is unobservable, the Company determined that the significant inputs used to value these real estate investments falls within Level 3 for fair value reporting.
The disposal of the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.
4. INVESTMENT IN UNCONSOLIDATED VENTURES
As of September 30, 2015, the Company held ownership interests in 17 unconsolidated Real Estate Ventures for an aggregate investment balance of $210.7 million, of which $211.8 million is included in assets and $1.1 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of September 30, 2015, nine of the real estate ventures owned 29 office buildings that contain an aggregate of approximately 4.0 million net rentable square feet; three real estate ventures owned 4.4 acres of undeveloped parcels of land; three real estate ventures owned 22.5 acres of land under development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned a hotel property that contains 137 rooms in Conshohocken, PA.
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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Net property	$1,165,941	$1,281,282
Other assets	144,415	195,121
Other liabilities	65,290	68,481
Debt	761,067	965,077
Equity	484,000	442,845

Company’s share of equity (Company’s basis) (a) (b)	$211,771	$225,004

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

(b)
Does not include the negative investment balance of one real estate venture totaling $1.1 million as of September 30, 2015 and $1.2 million as of December 31, 2014, which is included in other liabilities.

The Company held interests in 17 Real Estate Ventures containing an aggregate of approximately 4.0 million net rentable square feet as of the three and nine-month periods ended September 30, 2015 and 17 Real Estate Ventures containing an aggregate of approximately 5.9 million net rentable square feet as of the three and nine-month periods ended September 30, 2014. The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during these periods (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2015	2014	2015	2014
Revenue	$37,076	$37,446	$126,424	$106,905
Operating expenses	(16,917)	(15,433)	(54,581)	(44,257)
Interest expense, net	(7,936)	(9,245)	(27,918)	(26,234)
Depreciation and amortization	(15,681)	(13,552)	(52,218)	(40,423)
Net loss	$(3,458)	$(784)	$(8,293)	$(4,009)

Company’s share of loss (Company’s basis)	$(1,093)	$(486)	$(1,835)	$(733)
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
Based on the facts and circumstances at formation of 25 M Street, the Company determined that 25 M Street is a variable interest entity (VIE) in accordance with the accounting standard for consolidation of VIEs. Accordingly, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 25 M Street. Under the operating and related agreements the Company has the power to control substantially all of the activities which most significantly impact the economics of 25 M Street, and accordingly, 25 M Street is consolidated within the Company’s financial statements. As of September 30, 2015, the carrying value of the assets of 25 M Street was $20.5 million.
DRA - PA Venture
On December 19, 2007, the Company formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owns 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. The Company contributed these 29 properties to the Interchange Venture upon the Interchange Venture's formation and in exchange for the contribution received a cash distribution from the Venture and a 20.0% ownership interest in the Interchange Venture.
On February 27, 2015, the Interchange Venture entered into a forbearance agreement with an unaffiliated lender that holds a nonrecourse mortgage on the Venture's assets. The loan matured on January 1, 2015. On August 12, 2015, the lender sold the properties to an unaffiliated third-party purchaser under the forbearance agreement and assumed the proceeds. Commensurate with the sale, the Interchange Venture was dissolved.
The Company has no obligation to fund any amounts to the lender under the loan or mortgage. The Company has not had any investment basis in the Interchange Venture since formation of the Interchange Venture in 2007. The Company is not obligated to fund any of the losses incurred by the Interchange Venture and, as a result, has not recognized losses in excess of its invested capital balance.
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
Guarantees
As of September 30, 2015, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guarantee on the construction loan for the project being undertaken by evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for the development project being undertaken by TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investments in Unconsolidated Ventures," in notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

5. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2015 and December 31, 2014, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2015
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$170,925	$(52,638)	$118,287
Tenant relationship value	23,772	(18,608)	5,164
Above market leases acquired	5,444	(1,807)	3,637
Total intangible assets, net	$200,141	$(73,053)	$127,088

Acquired lease intangibles, net:
Below market leases acquired	$53,531	$(24,990)	$28,541

	December 31, 2014
	Total Cost	Accumulated Amortization	Intangible assets/liabilities, net
Intangible assets, net:
In-place lease value	$129,411	$(42,068)	$87,343
Tenant relationship value	34,172	(26,344)	7,828
Above market leases acquired	5,641	(1,409)	4,232
Total intangible assets, net	$169,224	$(69,821)	$99,403

Acquired lease intangibles, net:
Below market leases acquired	$53,049	$(27,039)	$26,010
As of September 30, 2015, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2015 (three months remaining)	$12,262	$2,669
2016	36,901	7,595
2017	20,080	3,461
2018	12,852	2,217
2019	11,553	1,885
Thereafter	33,440	10,714
Total	$127,088	$28,541

6. DEBT OBLIGATIONS

During the three and nine-month periods ended September 30, 2015, the Company repaid $3.7 million and $10.9 million, respectively, of principal on its mortgage debt in the ordinary course of business. Except as indicated below with respect to the Company's revolving credit facility and unsecured Term Loan C, during these periods there were no changes to the outstanding balances of the Company's unsecured debt.

On August 19, 2015, the Company entered into a forbearance agreement to extend the maturity date of the mortgage note payable collateralized by two of its properties located at 8260 Greensboro Drive and 1676 International Drive in Mclean, Virginia (referred to as "Tysons Corner" in Note 7 "Debt Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014) until October 9, 2015. At September 30, 2015, the outstanding balance was $88.0 million. See Note 14, "Subsequent Events," for further information regarding the repayment of the note.

On May 15, 2015, the Company closed on a new four-year unsecured revolving credit facility (the "New Credit Facility") that provides for borrowings of up to $600.0 million. The Company expects to use advances under the New Credit Facility for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. On terms and conditions specified in the credit agreement, the Company may enter into unsecured term loans and/or increase the initial amount of the credit facility by up to, in the aggregate for all such term loans and increases, an additional $400.0 million. The New Credit Facility includes a $65.0 million sub-limit for the issuance of letters of credit and a $60.0 million sub-limit for swing-loans. The New Credit Facility has a scheduled maturity date of May 15, 2019, and is subject to two six-month extensions on terms and conditions specified in the credit agreement.

At the Company's option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on the Company's credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on the Company's credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. The Company had no borrowings under the New Credit Facility as of September 30, 2015.

The terms of the New Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes. At September 30, 2015, the Company was in compliance with all covenants in the New Credit Facility.

Concurrently with its entry into the New Credit Facility, the Company terminated its then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

On June 1, 2015, the Company amended its Term Loan C Agreement dated December 15, 2011 to align the above aforementioned financial and operating covenants and restrictions of the New Credit Facility with that of Term Loan C. The amendment was filed as part of the Quarterly Report on Form 10-Q for the period ended June 30, 2015. See Item 6.,"Exhibits."

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2015 and December 31, 2014, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2015 and December 31, 2014 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,518,931	$1,552,682	$1,518,108	$1,593,212
Variable rate debt	$278,610	$254,405	$278,610	$257,188
Mortgage notes payable	$642,396	$673,959	$654,590	$707,241
Mortgage note receivable (a)	$—	$—	$88,000	$87,692

(a)
On January 30, 2015 the mortgage note was repaid. For further information regarding the mortgage note, see Note 2, "Summary of Significant Accounting Policies," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The fair value of the Company's unsecured notes payable are categorized as Level 2 (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of September 30, 2015 and December 31, 2014. For the fair value of the Company's variable rate debt, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.
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
For the Company's mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market. The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of September 30, 2015 was 4.5%. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company's long-term debt. Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company's long-term debt.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015, and current estimates of fair value may differ from the amounts presented herein.
8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of September 30, 2015 and December 31, 2014 was $16.9 million and $17.5 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of September 30, 2015 and December 31, 2014, respectively, was approximately $18.9 million and $24.5 million.

9. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$20,308	$20,308	$8,885	$8,885
Net income from continuing operations attributable to non-controlling interests	(161)	(161)	(108)	(108)
Nonforfeitable dividends allocated to unvested restricted shareholders	(76)	(76)	(82)	(82)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Income from continuing operations available to common shareholders	18,346	18,346	6,970	6,970
Loss from discontinued operations	—	—	(3)	(3)
Net income attributable to common shareholders	$18,346	$18,346	$6,967	$6,967
Denominator
Weighted-average shares outstanding	178,188,037	178,188,037	171,606,722	171,606,722
Contingent securities/Share based compensation	—	588,647	—	1,587,148
Weighted-average shares outstanding	178,188,037	178,776,684	171,606,722	173,193,870
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.10	$0.10	$0.04	$0.04
Discontinued operations attributable to common shareholders	—	—	—	—
Net income attributable to common shareholders	$0.10	$0.10	$0.04	$0.04

	Nine-month periods ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$31,960	$31,960	$7,893	$7,893
Net income from continuing operations attributable to non-controlling interests	(221)	(221)	(47)	(47)
Nonforfeitable dividends allocated to unvested restricted shareholders	(253)	(253)	(268)	(268)
Preferred share dividends	(5,175)	(5,175)	(5,175)	(5,175)
Income from continuing operations available to common shareholders	26,311	26,311	2,403	2,403
Income from discontinued operations	—	—	918	918
Discontinued operations attributable to non-controlling interests	—	—	(10)	(10)
Discontinued operations attributable to common shareholders	—	—	908	908
Net income attributable to common shareholders	$26,311	$26,311	$3,311	$3,311
Denominator
Weighted-average shares outstanding	179,198,714	179,198,714	161,866,955	161,866,955
Contingent securities/Share based compensation	—	789,778	—	1,487,015
Weighted-average shares outstanding	179,198,714	179,988,492	161,866,955	163,353,970
Earnings per Common Share:
Income from continuing operations attributable to common shareholders	$0.15	$0.15	$0.01	$0.01
Discontinued operations attributable to common shareholders	—	—	0.01	0.01
Net income attributable to common shareholders	$0.15	$0.15	$0.02	$0.02
Redeemable common limited partnership units totaling 1,535,102 and 1,721,905 as of September 30, 2015 and 2014, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine-month periods ended September 30, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On September 15, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $26.6 million, payable on October 19, 2015 to shareholders of record as of October 5, 2015. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions to be paid on October 15, 2015 to holders of Series E Preferred Shares will total $1.7 million.

On July 22, 2015, the Company's Board of Trustees authorized share repurchases of up to $100.0 million of its common shares with no expiration date. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under its line of credit. As of September 30, 2015, 4,701,302 common shares have been repurchased and retired by the Company at an average purchase price of $12.92 per share and totaling $60.8 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company's management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive, as compensation and in aggregate, up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through September 30, 2015, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.
10. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$20,308	$20,308	$8,885	$8,885
Nonforfeitable dividends allocated to unvested restricted unitholders	(76)	(76)	(82)	(82)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net loss attributable to non-controlling interests	(1)	(1)	(24)	(24)
Net income from continuing operations available to common unitholders	18,506	18,506	7,054	7,054
Discontinued operations attributable to common unitholders	—	—	(3)	(3)
Net income attributable to common unitholders	$18,506	$18,506	$7,051	$7,051
Denominator
Weighted-average units outstanding	179,723,139	179,723,139	173,341,782	173,341,782
Contingent securities/Share based compensation	—	588,647	—	1,587,148
Total weighted-average units outstanding	179,723,139	180,311,786	173,341,782	174,928,930
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.10	$0.10	$0.04	$0.04
Discontinued operations attributable to common unitholders	—	—	—	—
Net income attributable to common unitholders	$0.10	$0.10	$0.04	$0.04

	Nine-month periods ended September 30,
	2015		2014
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$31,960	$31,960	$7,893	$7,893
Amount allocable to unvested restricted unitholders	(253)	(253)	(268)	(268)
Preferred unit dividends	(5,175)	(5,175)	(5,175)	(5,175)
Net income attributable to non-controlling interests	4	4	(12)	(12)
Income from continuing operations available to common unitholders	26,536	26,536	2,438	2,438
Discontinued operations attributable to common unitholders	—	—	918	918
Net income attributable to common unitholders	$26,536	$26,536	$3,356	$3,356
Denominator
Weighted-average units outstanding	180,733,816	180,733,816	163,620,963	163,620,963
Contingent securities/Share based compensation	—	789,778	—	1,487,015
Total weighted-average units outstanding	180,733,816	181,523,594	163,620,963	165,107,978
Earnings per Common Partnership Unit:
Income from continuing operations attributable to common unitholders	$0.15	$0.15	$0.01	$0.01
Discontinued operations attributable to common unitholders	—	—	0.01	0.01
Net income attributable to common unitholders	$0.15	$0.15	$0.02	$0.02
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine-month periods ended September 30, 2015 and 2014, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units and Preferred Mirror Units
On September 15, 2015, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.6 million, payable on October 19, 2015 to unitholders of record as of October 5, 2015. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of October 5, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions to be paid on October 15, 2015 to holders of Series E-Linked Preferred Mirror Units will total $1.7 million.

11. SEGMENT INFORMATION
During the quarter ended September 30, 2015, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2015	December 31, 2014
Philadelphia CBD	$1,394,267	$1,338,655
Pennsylvania Suburbs	1,126,611	1,178,470
Metropolitan Washington, D.C.	1,216,161	1,183,652
New Jersey/Delaware (a)	239,235	392,581
Richmond, Virginia	311,642	317,076
California	111,587	193,258
Austin, Texas (c)	229,720	—
	$4,629,223	$4,603,692
Less: Assets held for sale (a) (b)	74,706	27,436
Operating Properties	$4,703,929	$4,631,128

Corporate
Construction-in-progress	$242,246	$201,360
Land inventory	$135,917	$90,603

(a)
As of September 30, 2015, the Company categorized six properties in the New Jersey/Delaware segment as held for sale in accordance with applicable accounting standards for long lived assets. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

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

(c)
On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at September 30, 2015. See Note 3, "Real Estate Investments," for further information regarding this transaction.

Net operating income:
	Three-month periods ended
	September 30,
	2015			2014
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$52,203	$(18,750)	$33,453	$49,469	$(18,168)	$31,301
Pennsylvania Suburbs	39,507	(14,004)	25,503	39,996	(13,409)	26,587
Metropolitan Washington, D.C.	27,587	(10,792)	16,795	27,764	(10,672)	17,092
New Jersey/Delaware	11,922	(6,594)	5,328	14,975	(7,506)	7,469
Richmond, Virginia	9,130	(3,700)	5,430	8,354	(3,724)	4,630
Austin, Texas (b)	8,533	(2,625)	5,908	843	(569)	274
California	3,223	(1,767)	1,456	4,902	(2,711)	2,191
Corporate	480	(386)	94	255	(472)	(217)
Operating Properties	$152,585	$(58,618)	$93,967	$146,558	$(57,231)	$89,327

	Nine-month periods ended
	September 30,
	2015			2014
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$157,595	$(56,587)	$101,008	$150,303	$(55,399)	$94,904
Pennsylvania Suburbs	118,407	(41,286)	77,121	121,313	(41,542)	79,771
Metropolitan Washington, D.C.	81,947	(33,197)	48,750	87,403	(33,134)	54,269
New Jersey/Delaware	37,149	(20,857)	16,292	45,440	(23,728)	21,712
Richmond, Virginia	27,381	(11,603)	15,778	25,543	(11,629)	13,914
Austin, Texas (b)	11,999	(4,993)	7,006	3,900	(2,362)	1,538
California	11,599	(5,778)	5,821	14,399	(7,634)	6,765
Corporate	2,562	(1,364)	1,198	871	(1,484)	(613)
Operating Properties	$448,639	$(175,665)	$272,974	$449,172	$(176,912)	$272,260

(a)	Includes property operating expense, real estate taxes and third party management expense.

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

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended September 30,		Nine-month periods ended September 30,
	September 30, 2015	December 31, 2014	2015	2014	2015	2014
Philadelphia CBD (a)	$43,236	$27,137	$(186)	$32	$(636)	$13
Pennsylvania Suburbs	16,796	17,385	(120)	(578)	(142)	(937)
Metropolitan Washington, D.C. (b)	113,222	73,127	(343)	(142)	(572)	(117)
New Jersey/Delaware	—	—	67	82	231	204
Richmond, Virginia	1,512	1,574	106	184	438	253
Austin, Texas (c) (d)	37,005	105,781	(617)	(64)	(1,154)	(149)
Total	$211,771	$225,004	$(1,093)	$(486)	$(1,835)	$(733)

(a)	evo at Cira was placed into service during the third quarter ended September 30, 2014.

(b)	Investment in real estate ventures as of September 30, 2015 includes the JBG Ventures, which were formed on May 29, 2015.

(c)
Investment in real estate ventures does not include the $1.1 million and $1.2 million negative investment balance in one real estate venture as of September 30, 2015 and December 31, 2014, respectively, which is included in other liabilities.

(d)
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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2015	2014	2015	2014
	(amounts in thousands)
Consolidated net operating income	$93,967	$89,327	$272,974	$272,260
Other income (expense):
Depreciation and amortization	(58,314)	(52,616)	(160,355)	(157,773)
General and administrative expenses	(6,127)	(5,900)	(21,554)	(20,086)
Interest income	126	528	1,189	1,298
Interest expense	(27,900)	(31,481)	(83,971)	(94,837)
Recognized hedge activity	—	(828)	—	(828)
Interest expense - amortization of deferred financing costs	(1,010)	(1,566)	(3,377)	(3,952)
Interest expense - financing obligation	(296)	(273)	(906)	(861)
Equity in loss of Real Estate Ventures	(1,093)	(486)	(1,835)	(733)
Net gain on disposition of real estate	6,083	4,698	16,673	4,698
Net gain on sale of undepreciated real estate	3,019	—	3,019	1,184
Net gain from remeasurement of investment in a real estate venture	—	—	758	458
Loss on real estate venture transactions	—	—	—	(417)
Loss on early extinguishment of debt	—	(2,606)	—	(2,606)
Provision for impairment on assets held for sale/sold	—	(1,765)	(2,508)	(1,765)
Tax credit transaction income	11,853	11,853	11,853	11,853
Income from continuing operations	20,308	8,885	31,960	7,893
Income from discontinued operations	—	(3)	—	918
Net income	$20,308	$8,882	$31,960	$8,811
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is involved from time to time in litigation on various matters, including disputes with tenants and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable. The Company does not expect that the liabilities, if any, which may ultimately result from any current legal actions will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
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

Ground Rent
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 6 to 74 years. Minimum future rental payments on non-cancelable leases at September 30, 2015 are as follows (in thousands):

2015 (three months remaining)	$461
2016	1,385
2017	1,385
2018	1,385
2019	1,385
Thereafter	68,499
Total	$74,500
The Company obtained ground tenancy rights related to certain properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2014 for further detail regarding commitments and contingencies.
Put Option
On May 4, 2015, the Company entered into a put agreement in the ordinary course of business that grants an unaffiliated third party the unilateral option to require the Company to purchase a property, at a predetermined price, until May 4, 2018.   In addition to the $35.0 million purchase price, the Company would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.
13. HISTORIC TAX CREDIT
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
In exchange for its contributions to the development of the IRS Philadelphia Campus, USB is entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB does not have a material interest in the underlying economics of the property. This transaction includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The put option was exercised on September 30, 2015 and USB's interest in the IRS Philadelphia Campus was assigned to the Company. A purchase price of $3.2 million was attributed to that puttable non-controlling interest obligation, which was funded with available corporate funds. Upon exercise of the put option, the Company funded USB's final 2% preferred return of $1.0 million. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregates to $1.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively.
Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. Beginning September 2011 to September 2015, the Company recognized the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statement of operations. The fifth and final recapture period ended September 30, 2015 and the Company recognized $11.9 million of cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) it its consolidated statement of operations. The total USB contributions presented in the Company's balance sheet were $0.0 million and $15.1 million as of September 30, 2015 and December 31, 2014. The contributions were recorded net of the amounts allocated to non-controlling interest for 2014, as described above of $3.0 million at year end December 31, 2014, with the remaining balance presented within deferred income.
Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. The deferred costs at September 30, 2015 and December 31, 2014 are $0.0 million and $0.5 million, respectively, and are included in other assets in the Company’s consolidated balance sheet.
14. SUBSEQUENT EVENTS
Repayment of Mortgage Note Payable - Tysons Corner
On October 9, 2015, the Company funded $88.4 million, including $0.4 million of accrued interest, in repayment of the Tysons Corner mortgage note with funds from the additional borrowings under the seven-year term loan referenced below.
Additional Borrowings under Seven-Year Term Loan
On October 8, 2015, the Company amended its $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, the Company increased the term loan by an additional $50.0 million, lengthened the maturity date to October 8, 2022, and exercised the option to increase the aggregate amount by up to $150.0 million. The loan will bear interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan will have a fixed interest rate of 3.72%.

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
Given these uncertainties, and the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine-month periods ended September 30, 2015 and 2014 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
As of September 30, 2015, we owned 192 properties that contain an aggregate of approximately 24.8 million net rentable square feet and consist of 155 office properties, 20 industrial facilities, four mixed-use properties, one retail property (180 core properties), six properties classified as held for sale, four development properties, one redevelopment property and one re-entitlement property (collectively, the "Properties"). In addition, as of September 30, 2015, we owned economic interests in 17 unconsolidated Real Estate Ventures that contain approximately 4.0 million net rentable square feet, 4.4 acres of undeveloped parcels of land and 22.5 acres of land under development (collectively, the "Real Estate Ventures"). In addition to managing properties that we own, as of September 30, 2015, we were managing approximately 6.2 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures.
During the nine-month period ended September 30, 2015, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Goochland, Chesterfield, and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in Oakland, Concord and Carlsbad. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Overall economic conditions, including but not limited to deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our core properties at September 30, 2015 was 92.5% compared to 91.4% at December 31, 2014
The table below summarizes selected operating and leasing statistics of our core properties for the three and nine-month periods ended September 30, 2015:

	Three-month period ended	Nine-month period ended
	September 30, 2015	September 30, 2015
Leasing Activity:
Core portfolio net rentable square feet owned (end of period) (1)	22,641,707	22,641,707
Occupancy percentage (end of period)	92.5%	92.5%
Average occupancy percentage	92.3%	91.4%
New leases and expansions commenced (square feet)	428,215	992,734
Leases renewed (square feet)	510,686	1,330,275
Net absorption (square feet) (2)	145,225	90,061
Percentage change in rental rates per square feet (3):
New and expansion rental rates	14.6%	9.0%
Renewal rental rates	9.7%	5.9%
Combined rental rates	11.2%	6.7%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.15	$2.99
Tenant Improvements (per square feet)	$15.68	$10.12
Weighted average lease term for leases commenced in the current period	8.5	7.5
Total capital per square foot per lease year	$2.63	$1.93

(1)	Includes all properties in the core portfolio (i.e. not under development, redevelopment, sold or classified as held for sale).

(2)	Includes leasing related to completed developments and redevelopments.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.6% of our aggregate final annualized base rents as of September 30, 2015 (representing approximately 0.9% of the net rentable square feet of the Properties) are scheduled to expire without penalty in 2015. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the nine-month period ended September 30, 2015 was 76.4% compared to a retention rate of 71.4% for the year ended December 31, 2014. Rental rates on leases expiring during 2015 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 8.7% of total receivables (including accrued rent receivables) as of September 30, 2015 compared to $15.3 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2014.

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
As of September 30, 2015, the following development properties and joint venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):
Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Estimated Costs	Amount Funded
Q2 2014	Q3 2016	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	870,000	$385,000	$155,600
			Total		1	870,000	$385,000	$155,600
Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	Percent owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	Q2 2016	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$29,600
Q2 2013	Q3 2015	50%	134 Plymouth Road (The Parc at Plymouth Meeting Apartments)	Plymouth Meeting, PA	7	398 units	12,200	12,200
Q2 2014 (a)	TBD	50%	4040 Wilson (4040 Wilson LLC Venture)	Arlington, VA	1	426,900	36,000	35,500
			Total		9		$77,800	$77,300

(a)	Relates to construction of garage only; building construction to commence upon reaching certain pre-leasing levels.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2014 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources - Commitments and Contingencies" for contractual commitments relating to our ongoing development projects.

Land Holdings

As of September 30, 2015, we owned approximately 413 acres of undeveloped land, and held options to purchase approximately 63 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of September 30, 2015, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to 7.8 million square feet of development, inclusive of the options to purchase approximately 63 additional acres of undeveloped land.

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

As a result of selling $206.4 million of real estate as of September 30, 2015, we have increased our current year business plan disposition target to $400.0 million.  We are exploring the disposition of several properties, individually or as a portfolio, during the remainder of 2015 in alignment with our business plan.  As of September 30, 2015, we have not entered into agreements, other than the six properties categorized as held for sale, to sell additional properties nor can we provide assurance as to any/or which properties for which a sale might be realized. Accordingly, we have prepared undiscounted cash flow analyses for the relevant properties based upon several reasonably possible scenarios and the estimated likelihood of each scenario occurring. These estimated probability weighted undiscounted cash flows exceed the carrying values for the properties, and, therefore, no impairment charge has been recorded at September 30, 2015. Significant estimates were made in the determination of the future undiscounted cash flows, including expected future rents and operating expenses, holding periods, cash proceeds at the end of the estimated holding period and the probability of the various reasonably possible scenarios. Changes made by management for certain properties, including those related to holding periods, may result in the recognition of impairment losses, and such amounts could be material to the our results of operations.

Equity Method Investment Valuation

We report our equity method investments on the balance sheet at cost. As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. We generally use a combination of comparable market sales, internal appraisals, cash flow analysis and independent broker quotes of the properties in valuing our underlying equity method investments. To the extent we are unable to lease our development projects as planned, incur greater construction costs than planned, or if real estate market conditions deteriorate, it could result in a decline in the fair value of our equity method investments that are other-than-temporary and we might incur impairment charges that are material. Significant estimates were made in the valuation of our equity method investments including tenant lease up, discount rates, capitalization rates, determination of the future discounted cash flows, including expected future rents and operating expenses.
RECENT PROPERTY TRANSACTIONS
Acquisitions
On August 11, 2015, we acquired a 2.7 acre parcel of land containing a vacant office building, located at 9 Presidential Boulevard, Bala Cynwyd, Pennsylvania, for $4.1 million with available corporate funds. We intend to demolish the vacant building and develop the property but we have not yet determined the timing and cost of construction for the project as of September 30, 2015. We accounted for this transaction as an asset acquisition.

On July 7, 2015, we acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. We funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was deferred until the earlier of the commencement of development or 24 months from settlement. We accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on our consolidated balance sheet. In connection with the purchase agreement, if certain land parcels adjacent to 2100 Market Street are acquired from unaffiliated third parties, we may be required to pay additional consideration to the seller of 2100 Market Street. The unaffiliated third parties are not party to this transaction and any land parcels acquired will be acquired in arms length transactions. The amount of additional consideration, if any, is contingent on the purchase price of the adjacent land parcels and cannot be determined at this time. We have not yet determined the timing and cost of construction for the project as of September 30, 2015.
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
We previously accounted for our 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, we obtained control of Broadmoor Austin Associates and our existing investment balance was remeasured based on fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, we recorded a $0.8 million gain on remeasurement.
On April 9, 2015, we acquired the leasehold interest in an approximately 0.4 acre land parcel at 405 Colorado Street located in the central business district of Austin, Texas for $2.6 million. The property is currently operated as a surface parking lot. We intend to develop this site into mixed-use property. We have not yet determined the timing and cost of construction for the project as of September 30, 2015. We accounted for this transaction as an asset acquisition.
On April 6, 2015, we acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. We funded the cost of this acquisition with available corporate funds. We capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on our consolidated balance sheet. On May 12, 2015, we contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between us and Jaco 25M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. We hold a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to us. 25 M Street is consolidated within our financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The partners of the venture have not determined the timing and cost of construction for the project as of September 30, 2015.
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

Dispositions
We sold the following office properties during the nine-month period ended September 30, 2015 (dollars in thousands).

Date of Sale	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Property/Portfolio Occupancy % at Date of Sale	Sale Price	Net gain (loss) on Sale (a)
September 29, 2015	1000 Howard	Mt. Laurel, NJ	1	105,312	100.0%	$16,500	$4,823
August 13, 2015	Bay Colony	Wayne, PA	4	247,294	86.5%	37,500	288
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	100.0%	4,900	372
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	58.3%	4,100	—	(b)
April 24, 2015	Delaware Corporate Center I & II/Christian Corporate Center	Wilmington, DE/Newark, DE	5	485,182	66.5%	50,125	1,797
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	86.4%	65,000	—	(c)
January 8, 2015	Atrium I/Libertyview	Mt. Laurel, NJ/Cherry Hill, NJ	2	221,405	93.4%	28,300	9,040
Total Dispositions			15	1,415,704		$206,425	$16,320	(d)

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

(b)	We recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain/(loss) at disposition for this property.

(c)
We recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain/(loss) at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

(d)	Total gain/(loss) on sale does not include a deferred gain of $0.5 million related to a prior sale and $0.1 million in losses associated with prior sales.
We sold the following land parcels during the nine-month period ended September 30, 2015 (dollars in thousands).

Date of Sale	Property/Portfolio Name	Location	Number of Parcels	Acres	Property/Portfolio Occupancy % at Date of Sale	Sale Price	Net gain (loss) on Sale
September 1, 2015	7000 Midlantic	Mt. Laurel, NJ	1	3.5	N/A	$2,200	$(169)
August 31, 2015	Four Points	Austin, TX	1	8.6	N/A	2,500	71
August 25, 2015	Two Kaiser Plaza	Oakland, CA	1	1.0	N/A	11,100	3,117
Total Dispositions			3	13.1		$15,800	$3,019
The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale
As of September 30, 2015, we entered into an agreement of sale for six suburban New Jersey properties containing 560,147 rentable square feet for an anticipated sales price of $56.5 million. The properties have been designated as held for sale in accordance with applicable accounting standards for long lived assets.
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
51 N Street expects to construct two mixed-use buildings, which will include approximately 278,000 square feet of loft office, residential, ground floor retail, movie theater and on-grade public plaza space in Washington, D.C. 51 N Street expects to develop the office buildings on parcels contributed by us and JBG to the venture at an agreed upon value of $21.7 million. As of September 30, 2015, the venture has not finalized development plans or received committed debt financing. The venture plans to fund the remaining amount, which has not yet been determined.
1250 First Street expects to construct an eleven-story, mixed-use building, which will include approximately 232,100 square feet of office, 15,300 square feet of retail and 145 below-grade parking spaces in Washington, D.C. 1250 First Street expects to develop the office building on a parcel contributed by us and JBG to the venture at an agreed upon value of $18.9 million. As of September 30, 2015, the venture has not finalized development plans or received committed debt financing. The venture plans to fund the remaining amount, which has not yet been determined.
DRA - PA Venture
On December 19, 2007, we formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owns 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. We contributed these 29 properties to the Interchange Venture upon the Interchange Venture's formation and in exchange for the contribution received a cash distribution from the Interchange Venture and a 20.0% ownership interest in the Interchange Venture.
On February 27, 2015, the Interchange Venture entered into a forbearance agreement with an unaffiliated lender that holds a nonrecourse mortgage on the Interchange Venture's assets. The loan matured on January 1, 2015. On August 12, 2015, the lender sold the properties to an unaffiliated third-party purchaser under the forbearance agreement and assumed the proceeds. Commensurate with the sale, the Interchange Venture was dissolved.
We have no obligation to fund any amounts to the lender under the loan or mortgage. We have not had any investment basis in the Interchange Venture since its formation in 2007. We are not obligated to fund any of the losses incurred by the Venture and, as a result, have not recognized losses in excess of our invested capital balance.
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
Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2014. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three and nine-month periods ended September 30, 2015 set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the three and nine-month periods ended September 30, 2015 and 2014. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three-Month Periods Ended September 30, 2015 and September 30, 2014
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 173 properties containing an aggregate of approximately 21.5 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2014 and owned and held for sale through September 30, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014, disposed of prior to September 30, 2015 or classified as held for sale as of September 30, 2015. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2015 and 2014 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended September 30, 2015 to the three-months ended September 30, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2015	2014	Increase/ (Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)
Revenue:
Cash rents	$108,161	$103,468	$4,693	$2,746	$—	$2,651	$2,103	$1,768	$8,976	$115,326	$114,547	$779
Straight-line rents	4,680	4,217	463	989	—	176	4	251	12	6,096	4,233	1,863
Above/below market rent amortization	917	1,237	(320)	1,573	—	351	271	—	—	2,841	1,508	1,333
Total rents	113,758	108,922	4,836	5,308	—	3,178	2,378	2,019	8,988	124,263	120,288	3,975
Tenant reimbursements	18,592	16,802	1,790	910	—	443	413	1,608	2,880	21,553	20,095	1,458
Termination fees	1,097	1,363	(266)	—	—	—	—	—	55	1,097	1,418	(321)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,274	3,932	4,274	3,932	342
Other	927	630	297	—	—	140	43	331	152	1,398	825	573
Total revenue	134,374	127,717	6,657	6,218	—	3,761	2,834	8,232	16,007	152,585	146,558	6,027
Property operating expenses	40,698	38,695	(2,003)	257	—	1,570	1,534	1,369	2,446	43,894	42,675	(1,219)
Real estate taxes	11,129	11,283	154	898	—	365	241	727	1,345	13,119	12,869	(250)
Third party management expenses	—	—	—	—	—	—	—	1,605	1,687	1,605	1,687	82
Net operating income	82,547	77,739	4,808	5,063	—	1,826	1,059	4,531	10,529	93,967	89,327	4,640
General & administrative expenses	—	—	—	22	—	7	5	6,098	5,895	6,127	5,900	(227)
Depreciation and amortization	47,144	46,561	(583)	8,199	—	1,565	1,822	1,406	4,233	58,314	52,616	(5,698)
Operating income (loss)	$35,403	$31,178	$4,225	$(3,158)	$—	$254	$(768)	$(2,973)	$401	$29,526	$30,811	$(1,285)
Number of properties	173	173		7		6		6		192
Square feet	21,529	21,529		1,113		1,592		560		24,794
Core Occupancy % (d)	92.1%	89.2%		100.0%
Other income (expense):
Interest income										126	528	(402)
Tax credit transaction income										11,853	11,853	—
Interest expense										(27,900)	(31,481)	3,581
Amortization of deferred financing costs										(1,010)	(1,566)	556
Interest expense — financing obligation										(296)	(273)	(23)
Recognized hedge activity										—	(828)	828
Equity in loss of real estate ventures										(1,093)	(486)	(607)
Net gain on disposition of real estate										6,083	4,698	1,385
Net gain on sale of undepreciated real estate										3,019	—	3,019
Loss on early extinguishment of debt										—	(2,606)	2,606
Provision for impairment on assets held for sale/sold										—	(1,765)	1,765
Income from continuing operations										20,308	8,885	11,423
Loss from discontinued operations										—	(3)	3
Net income										$20,308	$8,882	$11,426
Income attributable to common shareholders per common share										$0.10	$0.04	$0.06
EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.

(b)	Results include: four developments, one redevelopment and one re-entitlement property.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio increased by $0.8 million during the third quarter of 2015 compared to the third quarter of 2014, primarily attributable to a:

•	$7.2 million decrease due to 21 properties sold subsequent to the third quarter of 2014;

•	$4.7 million increase in the Same Store Property Portfolio due to a 2.9% increase in occupancy for the third quarter of 2015 compared to the third quarter of 2014;

•	$2.7 million increase from Recently Completed/Acquired Properties for the third quarter of 2015 compared to the third quarter of 2014; and

•	$0.5 million increase from Development/Redevelopment Properties for the third quarter of 2015 compared to the third quarter of 2014.
Straight-line rents increased by $1.9 million on a consolidated basis due to increased leasing activity and the timing of revenue recognition under the straight-line method of accounting.
Tenant reimbursements from the Total Portfolio increased by $1.5 million during the third quarter of 2015 compared to the third quarter of 2014 primarily attributable to a $1.8 million increase at the Same Store Portfolio, which trended along with the increase in operating expenses over the same period. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 35.9% during the third quarter of 2015 compared to 33.6% in the third quarter of 2014. In addition, $0.9 million related to the Recently Completed/Acquired Properties. These increases were offset by a decrease of $1.2 million due to 21 properties sold subsequent to the third quarter of 2014.
Other income increased $0.6 million during the third quarter of 2015 when compared to the third quarter of 2014, which is primarily attributable to; (i) $0.2 from the receipt of escheat funds, (ii) $0.2 in tax settlements and (iii) $0.2 million related to other income across our portfolio.
Above/below Market Rent Amortization
Above/below market rent amortization increased by $1.3 million as a result of acquiring 7 properties subsequent to the third quarter of 2014.
Real Estate Taxes
Real estate taxes across our Total Portfolio increased by $0.3 million for the third quarter of 2015 compared to the third quarter of 2014, primarily attributable to a $0.9 million increase from Recently Completed/Acquired Properties. This increase was offset by a $0.8 million decrease from the 21 properties sold subsequent to the third quarter of 2014.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $1.2 million for the third quarter of 2015 compared to the third quarter of 2014, primarily attributable to the following: (i) $1.7 million in payroll and office expenses, (ii) $1.0 million increase in utilities, (iii) $0.7 million increase in repairs and maintenance expense due to the timing of tenant needs, (iv) $0.3 million related to properties acquired subsequent to the third quarter of 2014 and (v) $0.3 million increase in management fees. These increases were offset by a $2.8 million decrease from the 21 properties sold subsequent to the second quarter of 2014.
Depreciation and Amortization

Depreciation and amortization expense across our Total Portfolio increased by $5.7 million for the third quarter of 2015 compared to the third quarter of 2014, primarily attributable to the following: (i) $8.2 million increase from Recently Completed/Acquired Properties and (ii) $0.6 million increase to the Same Store Property Portfolio in additional depreciation expense from increased tenant improvements and accelerations related to early lease terminations. These increases were offset by $2.8 million decrease from the 21 properties sold subsequent to the second quarter of 2014 and $0.3 million decrease to Development/Redevelopment Properties related to accelerated depreciation of the re-entitlement property in the third quarter of 2014.

Interest Income

Interest income decreased $0.4 million for the third quarter of 2015 compared to the third quarter of 2014, due to lower average cash and cash equivalents.
Interest Expense
The decrease in interest expense of $3.6 million for the third quarter of 2015 from the third quarter of 2014 is primarily due to the following decreases:

•	$1.5 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the third quarter of 2014;

•	$0.6 million due to the repayment of our $150.0 million three-year term loan due February 2015 during the third quarter of 2014;

•	$0.3 million due to the repayment of our $100.0 million four-year term loan due February 2016 during the third quarter of 2014;

•	$0.3 million due to the termination of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016;

•	$2.9 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014; and

•	$3.0 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters, respectively, of our 7.500% Guaranteed Notes due 2015.

These decreases were partially offset by an increase of $4.6 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.
Recognized Hedge Activity
The $0.8 million of recognized hedge activity during the third quarter of 2014 relates to terminating interest rate swap contracts upon repayment of the $150 million three-year term loan due February 2015.
Equity in Loss of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $0.6 million during the third quarter of 2015 compared to the third quarter of 2014 is primarily attributable to net operating losses of $0.8 million at the Austin Venture, offset by $0.2 million in increases related to the acquisition of Broadmoor Austin Associates.
Net Gain on Disposition of Real Estate
The $6.1 million net gain on disposition of real estate resulted from the sale of six office properties located in Mt. Laurel, New Jersey, Wayne, Pennsylvania and King of Prussia, Pennsylvania during the third quarter of 2015. See Item 2., "Recent Property Transactions for further information. The $4.7 million net gain on disposition of real estate resulted from the sale of an office property during the third quarter of 2014.
Net Gain on Sale of Undepreciated Real Estate
The $3.0 million net gain on sale of undepreciated real estate recognized during the third quarter of 2015 resulted from the sale of three land parcels located in Mount Laurel, New Jersey, Oakland, California and Austin, Texas. There were no land sales during the third quarter of 2014.
Loss on Early Extinguishment of Debt
During the third quarter of 2014, we funded; (i) $88.7 million repurchase of our 5.400% Guaranteed Notes due 2014, (ii) $46.5 million repurchase of our 7.500% Guaranteed Notes due 2015, (iii) repayment of the entire $150.0 million three-year loan due February 2015 and (iv) repayment of the entire $100.0 million four-year loan due February 2016, which resulted in a net loss on early extinguishment of debt of $2.6 million.
Provision for Impairment on Assets Held for Sale/Sold
As of September 30, 2014, the carrying value of the Valleybrooke office portfolio exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.8 million during the third quarter of 2014.

Net Income
Net income increased by $11.4 million during the third quarter of 2015 compared to the third quarter of 2014 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.
Comparison of the Nine-Month Periods Ended September 30, 2015 and September 30, 2014
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 171 properties containing an aggregate of approximately 21.4 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2014 and owned and held for sale through September 30, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014, disposed prior to September 30, 2015 or classified as held for sale as of September 30, 2015. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2015 and 2014 (in thousands).
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine-months ended September 30, 2015 to the nine-months ended September 30, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio

(dollars in thousands)	2015	2014	Increase/ (Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/ (Decrease)
Revenue:
Cash rents	$316,731	$309,545	$7,186	$6,476	$2,746	$7,140	$6,345	$10,400	$28,323	$340,747	$346,959	$(6,212)
Straight-line rents	15,181	10,710	4,471	1,821	616	108	18	471	72	17,581	11,416	6,165
Above/below market rent amortization	2,782	4,367	(1,585)	1,707	—	982	780	1	59	5,472	5,206	266
Total rents	334,694	324,622	10,072	10,004	3,362	8,230	7,143	10,872	28,454	363,800	363,581	219
Tenant reimbursements	55,859	52,749	3,110	1,590	339	1,264	1,280	5,293	9,689	64,006	64,057	(51)
Termination fees	2,561	6,484	(3,923)	—	—	—	—	—	486	2,561	6,970	(4,409)
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	12,805	12,269	12,805	12,269	536
Other	2,942	1,559	1,383	250	10	193	149	2,082	577	5,467	2,295	3,172
Total revenue	396,056	385,414	10,642	11,844	3,711	9,687	8,572	31,052	51,475	448,639	449,172	(533)
Property operating expenses	123,261	118,724	(4,537)	1,481	801	5,066	4,230	3,367	8,857	133,175	132,612	(563)
Real estate taxes	32,672	33,242	570	1,270	268	888	751	2,802	4,906	37,632	39,167	1,535
Third party management expenses	—	—	—	—	—	—	—	4,858	5,133	4,858	5,133	275
Net Operating Income	240,123	233,448	6,675	9,093	2,642	3,733	3,591	20,025	32,579	272,974	272,260	714
General & administrative expenses	—	—	—	249	—	132	83	21,173	20,003	21,554	20,086	(1,468)
Depreciation and amortization	140,092	137,989	(2,103)	9,901	701	4,386	5,376	5,976	13,707	160,355	157,773	(2,582)
Operating Income (loss)	$100,031	$95,459	$4,572	$(1,057)	$1,941	$(785)	$(1,868)	$(7,124)	$(1,131)	$91,065	$94,401	$(3,336)
Number of properties	171	171		9		6		6		192
Square feet	21,350	21,350		1,292		1,592		560		24,794
Occupancy % (d)	92.1%	89.2%		100.0%
Other Income (Expense):
Interest income										1,189	1,298	(109)
Tax credit transaction income										11,853	11,853	—
Interest expense										(83,971)	(94,837)	10,866
Amortization of deferred financing costs										(3,377)	(3,952)	575
Interest expense — financing obligation										(906)	(861)	(45)
Recognized hedge activity										—	(828)	828
Equity in loss of real estate ventures										(1,835)	(733)	(1,102)
Net gain on disposition of real estate										16,673	4,698	11,975
Net gain on sale of undepreciated real estate										3,019	1,184	1,835
Net gain from remeasurement of investment in real estate ventures										758	458	300
Net loss on real estate venture transactions										—	(417)	417
Loss on early extinguishment of debt										—	(2,606)	2,606
Provision for impairment on assets held for sale/sold										(2,508)	(1,765)	(743)
Income from continuing operations										31,960	7,893	24,067
Income from discontinued operations										—	918	(918)
Net income										$31,960	$8,811	$23,149
Income attributable to commons shareholders per common share										$0.15	$0.02	$0.13

EXPLANATORY NOTES

(a)	Results include: nine properties completed/acquired and placed in service.

(b)	Results include: four developments, one redevelopment and one re-entitlement property

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).
Total Revenue
Cash rents from the Total Portfolio decreased by $6.2 million during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, primarily attributable to a:

•	$17.9 million decrease due to the 22 properties sold subsequent to January 1, 2014;

•
$7.2 million increase in the Same Store Property Portfolio due to a 2.9% increase in occupancy for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014;

•	$3.7 million increase from Recently Completed/Acquired Properties for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014; and

•	$0.8 million increase from Development/Redevelopment Properties for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014.
Straight-line rents increased by $6.2 million on a consolidated basis due to increased leasing activity and the timing of revenue recognition under the straight-line method of accounting.
Tenant reimbursements from the Total Portfolio decreased by $0.1 million, of which $4.5 million of the decrease is due to the 22 properties sold subsequent to January 1, 2014. This decrease was offset by an increase of $3.1 million at the Same Store Portfolio, which trended along with the increase in operating expenses over the same period. Expense recoveries at the Same Store Portfolio remained consistent with a reimbursement percentage of 35.8% during the nine-month period ended September 30, 2015 compared to 34.7% in the nine-month period ended September 30, 2014. An additional $1.3 million increase resulted from Recently Completed/Acquired Properties.
Termination fees at our Total Portfolio decreased by $4.4 million due to timing and volume of tenant early terminations during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014.
Other income increased $3.2 million during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, which is primarily attributable to; (i) $1.1 million of recognized real estate tax assessment adjustments, (ii) $0.8 million related to other income across our portfolio, (iii) $0.6 million in liquidating distributions from an unconsolidated partnership was accounted for using the cost method for investments, (iv) $0.5 million from the receipt of escheat funds and (v) $0.2 million in tax settlements.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $0.6 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, primarily attributable to a: (i) $2.6 million increase in repairs and maintenance expense due to the timing of tenant needs, (ii) $2.5 million increase in payroll related costs, (iii) $0.8 million increase in office expenses (iv) $0.6 million in management fees and (v) $1.2 million increase in utilities. These increases were offset by a $7.1 million decrease from the 22 properties sold subsequent to January 1, 2014.
Real Estate Taxes
Real estate taxes across our Total Portfolio decreased by $1.5 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, primarily attributable to a $2.3 million decrease from the 22 properties sold subsequent to the second quarter of 2014 and $0.2 million decrease from property tax assessments. These decreases were offset by $1.0 million from Recently Completed/Acquired Properties.

General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased $1.5 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, primarily attributable to; (i) $0.9 million increase in share-based compensation costs, (ii) $0.3 million increase in acquisition deal costs and (iii) $0.3 increase in charitable contributions.
Depreciation and Amortization

Depreciation and amortization expense across our Total Portfolio increased by $2.6 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014, primarily attributable to a $9.2 million increase from Recently Completed/Acquired Properties and $2.1 million increase to the Same Store Property Portfolio in additional depreciation expense from increased tenant improvements and accelerations related to early lease terminations. These increases were offset by a $7.7 million decrease from the 22 properties sold subsequent to January 1, 2014 and $1.0 million decrease to Development/Redevelopment Properties related to accelerated depreciation of the re-entitlement property in the second quarter of 2014.
Interest Expense

The decrease in interest expense of $10.9 million for the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 is primarily due to the following decreases;

•	$9.1 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters, respectively, of our 7.500% Guaranteed Notes due 2015;

•	$8.9 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014;

•	$4.3 million related to an increase in capitalized interest which is directly attributable to increased development activity compared to the nine-month period ended September 30, 2014;

•	$1.9 million due to the repayment of our $150.0 million three-year term loan due February 2015 during the third quarter of 2014;

•	$1.3 million due to the repayment of our $100.0 million four-year term loan due February 2016 during the third quarter of 2014;

•	$0.8 million due to the termination of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016; and

•	$0.4 million related to mortgage interest expense.

These decreases were partially offset by an increase of $15.8 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.
Recognized Hedge Activity
The $0.8 million of recognized hedge activity during the nine-month period ended September 30, 2014 relates to terminating interest rate swap contracts upon repayment of the $150 million three-year term loan due February 2015.
Equity in Loss of Real Estate Ventures
The decrease in equity in income of Real Estate Ventures of $1.1 million during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 is primarily attributable to net operating losses of $1.0 million at the Austin Venture and $0.7 million at the evo at Cira Centre South. These decreases were offset by $0.6 million in increases related to the sale of the DRA - PA Venture.

Net Gain on Disposition of Real Estate
The $16.7 million net gain on disposition of real estate venture resulted from the sale of 15 office properties located in Mt. Laurel, New Jersey, Wayne, Pennsylvania, King of Prussia, Pennsylvania, Richmond, Virginia, Newark/Wilmington, Delaware, Oakland, California and Cherry Hill, New Jersey during the nine-month period ended September 30, 2015. See Item 2., "Recent Property Transactions for further information. The $4.7 million net gain on disposition of real estate resulted from the sale of an office property during the nine-month period ended September 30, 2014.
Gain on Sale of Undepreciated Real Estate
The $3.0 million net gain on sale of undepreciated real estate during the nine-month period ended September 30, 2015 resulted from the sale of three land parcels located in Mount Laurel, New Jersey, Oakland, California and Austin, Texas. During the nine-month period ended September 30, 2014 we sold two land parcels located in Dallas, Texas and Austin, Texas for a $1.2 million net gain.
Gain from Remeasurement of Investment in a Real Estate Venture
The gain on remeasurement of investment in a real estate venture increased $0.3 million. The $0.8 million gain recognized during the nine-month period ended September 30, 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates. The $0.5 million gain recognized during the nine-month period ended September 30, 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships.
Provision for Impairment on Assets Held for Sale/Sold
During the quarter ended March 31, 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale.
During the quarter ended June 30, 2015, we determined to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale.
During the quarter ended September 30, 2014, we determined to dispose of the Valleybrooke office portfolio, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $1.8 million, which approximates the loss on sale.
See Note 3, "Real Estate Investments," for further information related to the impairments.
Discontinued Operations
During the nine-month period ended September 30, 2014 there were no property sales classified as discontinued operations. The gain of $0.9 million during the nine-month period ended September 30, 2014 relates to the settlement of the sale of a portfolio of eight office properties located in Lawrenceville, New Jersey during the first quarter of 2013. There were no properties classified as discontinued operations during the nine-month period ended September 30, 2015.
Net Income
Net income increased by $23.1 million during the nine-month period ended September 30, 2015 compared to the nine-month period ended September 30, 2014 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends. Amortization of acquired intangibles will continue over the related lease terms or estimated duration of the tenant relationships.

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
As of September 30, 2015, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, and development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2015 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including our unsecured term loans, and under our unsecured notes. As of September 30, 2015, we were in compliance with all of our debt covenants and requirement obligations.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2015, amounted to $645.1 million and $1,803.5 million, respectively.
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
The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of September 30, 2015, 4,701,302 common shares have been repurchased and retired at an average purchase price of $12.92 per share and totaling $60.8 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
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
As of September 30, 2015 and December 31, 2014, we maintained cash and cash equivalents of $50.6 million and $257.5 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

Activity	2015	2014
Operating	$144,960	$133,000
Investing	(191,391)	(94,748)
Financing	(160,439)	370,484
Net cash flows	$(206,870)	$408,736
Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.
The net increase of $12.0 million in cash from operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $96.6 million in cash used in investing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributable to the following:

•
an decrease of $191.7 million in funds used for acquisitions, driven by the purchases of the remaining 50% common interest in the Broadmoor Austin Associates real estate venture, 405 Colorado Drive, 25 M Street, 618 Market Street, 2100 Market Street and 9 Presidential Boulevard (See Item 2., "Recent Property Transactions" above for disclosure of current year acquisitions) during the nine months ended September 30, 2015 compared to the purchase of a development project in Austin, Texas known as Encino Trace during the nine months ended September 30, 2014;

•
an increase of $74.7 million in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily attributed to the development of the FMC Tower at Cira Centre South and Encino Trace (For further information on development projects see Item 1., "Developments," included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Item 2., "Development Risk," above;

•
an increase of $46.5 million of investments in unconsolidated Real Estate Ventures primarily due to contributions for the nine months ended September 30, 2015 of $28.4 million to form the JBG real estate ventures (See Item 2. "Recent Property Transactions" above for further disclosure), $8.8 million in contributions to the 4040 Wilson real estate venture, $16.2 million to Brandywine 1919 Ventures, $3.4 million to the DRA Austin real estate venture and $6.0 million in contributions to other real estate ventures compared to $7.6 million in contributions to the 4040 Wilson real estate venture, $6.4 million to the DRA Austin real estate venture and $2.3 million in contributions to other real estate ventures during the nine months ended September 30, 2014; and

•	an increase of $0.5 million in deposits for real estate during the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014.
The decrease in cash used in investing activities was offset by the following transactions:

•
an increase of $133.4 million of net proceeds from the sale of 15 properties and three land parcels during the nine months ended September 30, 2015 compared to the sale of one office building, the contribution of an office building to an unconsolidated real estate venture and the sale of two land parcels during the nine months ended September 30, 2014 (See Item 2., "Recent Property Transactions") above;

•
an increase of $82.9 million in payments on the mortgage note receivable during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the repayment of the short term loan to the Austin Venture (See Note 4, "Investment in Unconsolidated Ventures," to our consolidated financial statements);

•	a decrease in advances made for purchase of tenant assets, net of repayments, of $0.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	a decrease of $0.1 million in escrow cash due to timing of payments; and

•
an increase of $0.1 million in cash distributions in excess of cumulative equity in income from Real Estate Ventures during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The net increase of $530.9 million in cash used in financing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily attributable to the following:

•
a decrease of $496.5 million in net proceeds from the issuance of $250.0 million 4.100% Guaranteed Notes due 2024 and $250.0 million 4.550% Guaranteed Notes due 2029 during the nine months ended September 30, 2014, with no such activity in the current year;

•	a decrease of $335.0 million in net proceeds from to the issuance of 21,850,000 common shares during the nine months ended September 30, 2014, with no such activity in the current year;

•	an increase of $0.6 million in repayments of mortgage notes payable during nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•	a decrease of $0.6 million in proceeds from the exercise of stock options;

•	an increase of $60.8 million in repurchases of common stock, with no such repurchases in the prior year, and;

•
an increase in distributions paid to shareholders and on non-controlling interests to $86.9 million during the nine months ended September 30, 2015 from $76.9 million during the nine months ended September 30, 2014 resulting from the Parent Company issuance of 21,850,000 common shares during the third quarter of 2014.

The increase in cash used in financing activities was offset by the following transactions:

•
a decrease in the repayment of unsecured term loans from the repayment of the $150.0 million three-year term loan, $100.0 million four-year term loan and settlement of associated interest rate swap contracts during the third quarter of 2014, with no such repayments during the current year;

•
a decrease in repayments of unsecured notes of $120.4 million during the nine months ended September 30, 2015, primarily relating to redemption of a portion of the 5.40% Guaranteed Notes due November 1, 2014 and the 7.50% Guaranteed Notes due May 15, 2015 during the nine months ended September 30, 2014, with no such activity in the current year;

•	a decrease of $0.4 million in debt financing costs, primarily due to the new revolving credit facility (See Item 2. "Capitalization") below; and

•	an increase of $1.0 million from a partner contribution to a consolidated joint venture, with no such contribution in the prior year.

Capitalization
Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Balance:
Mortgage notes payable	$645,069	$655,934
Unsecured debt	1,803,529	1,803,529
Total	$2,448,598	$2,459,463
Percent of Total Debt:
Mortgage notes payable	26.3%	26.7%
Unsecured debt	73.7%	73.3%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	5.7%	5.7%
Unsecured debt	4.7%	4.7%
Total	5.0%	5.0%
Weighted-average maturity in years:
Mortgage notes payable	6.5	7.3
Unsecured debt	6.3	7.0
Total	6.3	7.1
All debt shown above is fixed rate, which includes a $200.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2015 are as follows (in thousands):

Period	Scheduled Amortization	Principal Maturities		Total	Weighted Average Interest Rate of Maturing Debt
2015	$3,090	$88,042	(a)	$91,132	5.41%
2016	9,957	357,779		367,736	5.61%
2017	9,906	320,417		330,323	5.63%
2018	11,954	325,000		336,954	5.19%
2019	13,155	200,000		213,155	3.81%
2020	13,915	—		13,915	6.64%
2021	14,719	—		14,719	6.64%
2022	15,571	—		15,571	6.65%
2023	14,666	351,236		365,902	4.27%
2024	14,933	250,000		264,933	4.39%
Thereafter	105,648	328,610		434,258	4.96%
Totals	$227,514	$2,221,084		$2,448,598	4.96%

(a)
On August 19, 2015, we entered into a forbearance agreement to extend the maturity date of the mortgage note payable collateralized by two of our properties located at 8260 Greensboro Drive and 1676 International Drive in Mclean, Virginia (referred to as "Tysons Corner" in Note 7 "Debt Obligations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014) until October 9, 2015. At September 30, 2015, the outstanding balance was $88.0 million. See Note 14, "Subsequent Events," for further information regarding the repayment of the note.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2015.

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
On October 8, 2015, we amended our $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, we increased the term loan by an additional $50.0 million, lengthened the maturity date to October 8, 2022, and exercised the option to increase the aggregate amount by up to $150.0 million. The loan will bear interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan will have a fixed interest rate of 3.72%.

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

At our option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on our credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on our credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. We had no borrowings under the New Credit Facility as of September 30, 2015.

The terms of the New Credit Facility require that we maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of our funds from operations (FFO) except to the extent necessary to enable us to continue to qualify as a REIT for Federal income tax purposes. At September 30, 2015, we were in compliance with all covenants in the New Credit Facility.

Concurrently with our entry into the New Credit Facility, we terminated our then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

On June 1, 2015, we amended our Term Loan C Agreement dated December 15, 2011 to align the above aforementioned financial and operating covenants and restrictions of the New Credit Facility with that of Term Loan C. The amendment was filed as part of the Quarterly Report on Form 10-Q for the period ended June 30, 2015. See Item 6.,"Exhibits."
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.

Equity
On September 15, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $26.6 million, payable on October 19, 2015 to its shareholders of record as of October 5, 2015. In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of September 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 15, 2015 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on September 15, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions to be paid on October 15, 2015 to holders of Series E-Linked Preferred Mirror Units will total $1.7 million. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.
The Parent Company also maintains a continuous offering program (the "Offering Program"), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013. During the nine months ended September 30, 2015, we did not sell any shares under the Offering Program and 16,000,000 remained available.
The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase up to $100.0 million of its common shares with no expiration date. Prior to the authorization 539,200 common shares were available for repurchase under our share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under its line of credit. As of September 30, 2015, 4,701,302 common shares have been repurchased and retired at an average purchase price of $12.92 per share for total cash consideration of $60.8 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations
The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2015:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$645,069	$306,465	$41,586	$26,694	$270,324
Unsecured term loan (b)	200,000	—	—	200,000	—
Unsecured guaranteed notes (a)	1,603,529	149,919	625,000	—	828,610
Ground leases (c)	74,500	1,385	2,770	2,770	67,575
Development contracts (d)	297,490	286,983	10,507	—	—
Interest expense (e)	622,290	102,915	149,597	100,352	269,426
Other liabilities (f)	24,391	361	4,483	7,108	12,439
	$3,467,269	$848,028	$833,943	$336,924	$1,448,374

(a)	Amounts do not include unamortized discounts and/or premiums.

(b)
On October 8, 2015, the Company amended its $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, the Company increased the term loan by an additional $50.0 million and lengthened the maturity date to October 8, 2022.

(c)
Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania, as these leases provide for contingent participation by the lessor and are not estimable at September 30, 2015. The two ground leases in Philadelphia, Pennsylvania are discussed in Note 12, "Commitments and Contingencies," to our consolidated financial statements.

(d)
Represents contractual obligations for development projects and does not contemplate all costs expected to be incurred for such developments. See Item 2., "Overview - Development Risk" above for total expected costs related to developments.

(e)	Variable rate debt future interest expense commitments are calculated using September 30, 2015 interest rates.

(f)
Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (iv) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania (See Item 2., "Recent Property Transactions") above.

See Note 4, "Investment in Unconsolidated Ventures," to our consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.
As of September 30, 2015, we were obligated to pay a maximum of $85.0 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.
On May 4, 2015, we entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require us to purchase a property, at a predetermined price, until May 4, 2018.   In addition to the $35.0 million purchase price, we would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.
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
We consider net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with our reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and nine-month periods ended September 30, 2015 and 2014:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except share information)
Net income attributable to common unitholders	$18,506	$7,051	$26,536	$3,356
Add (deduct):
Nonforfeitable dividends allocated to unvested restricted shareholders	76	82	253	268
Loss on real estate venture transactions	—	—	—	417
Net gain on disposition of real estate	(6,083)	(4,698)	(16,673)	(4,698)
Net (gain) loss on disposition of discontinued operations	—	3	—	(900)
Gain from remeasurement of investment in a real estate ventures	—	—	(758)	(458)
Provision for impairment on assets held for sale/sold	—	1,765	2,508	1,765
Depreciation and amortization:
Real property — continuing operations	40,459	41,579	120,249	123,220
Leasing costs including acquired intangibles — continuing operations	17,755	10,990	38,829	34,427
Real property — discontinued operations	—	—	—	—
Company’s share of unconsolidated real estate ventures	6,514	6,226	21,596	17,020
Partners' share of consolidated real estate ventures	(55)	(87)	(168)	(188)
NAREIT Funds from operations	$77,172	$62,911	$192,372	$174,229
Funds from operations allocable to unvested restricted shareholders	(223)	(192)	(603)	(628)
NAREIT Funds from operations available to common unitholders (FFO)	$76,949	$62,719	$191,769	$173,601
Weighted-average shares/units outstanding — fully diluted	180,311,786	174,928,930	181,523,594	165,107,978

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our shareholders. While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or continued economic slowdown, defaults could increase and result in losses to us which would adversely affect our operating results and liquidity.

Interest Rate Risk and Sensitivity Analysis
The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates chosen.
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2015, our consolidated debt consisted of $645.1 million of mortgage loans and $1,524.9 million of unsecured notes, all of which are fixed rate borrowings. As of September 30, 2015, we also have variable rate debt consisting of $78.6 million in trust preferred securities and $200.0 million of unsecured term loans all of which have been swapped to fixed. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $23.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $25.4 million.
As of September 30, 2015, based on prevailing interest rates and credit spreads, the fair value, net of $6.0 million of discounts, of our $1,518.9 million of unsecured notes was $1,552.7 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.2 million at September 30, 2015.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total carrying value of our variable rate debt (including variable swapped to fixed) was approximately $278.6 million at September 30, 2015. The total fair value of our debt was approximately $254.4 million at September 30, 2015. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $14.5 million at September 30, 2015. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $16.4 million.
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
None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results and are incorporated herein by reference. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2015 pursuant to publicly announced repurchase plans:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (i)
July 1, 2015 - July 31, 2015
Open Market Purchases	210,000	$13.57	210,000
August 1, 2015 - August 31, 2015
Open Market Purchases	2,469,302	$13.55	2,469,302
September 1, 2015 - September 30, 2015
Open Market Purchases	2,022,000	$12.08	2,022,000
Total	4,701,302	$12.92	4,701,302	$39.2 million

(i)
On July 22, 2015, the Company's Board of Trustees authorized share repurchases of up to $100.0 million of its preferred and common stock with no expiration date. Prior to the authorization 539,200 common shares were available for repurchase under the share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

(a)	Exhibits

10.1
Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on August 13, 2015)

10.2	Amended and Restated Term Loan C Agreement dated as of October 8, 2015

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)
Date:	October 26, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner
Date:	October 26, 2015	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2015	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2015	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

10.1
Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on August 13, 2015)

10.2	Amended and Restated Term Loan C Agreement dated as of October 8, 2015

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14 under the Securities Exchange Act of 1934

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.