Form 10-K
period 2015-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2016-02-29
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Brandywine Realty Trust:

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐

Brandywine Operating Partnership, L.P.:

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☒
Brandywine Operating Partnership, L.P.	Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,360,378,871 based upon the last reported sale price of $13.28 per share on the New York Stock Exchange on June 30, 2015. An aggregate of 174,822,400 Common Shares of Beneficial Interest were outstanding as of February 19, 2016.

As of June 30, 2015 the aggregate market value of the 1,535,102 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $20,386,155 based upon the last reported sale price of $13.28 per share on the New York Stock Exchange on June 30, 2014 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference

Portions of the proxy statement for the 2016 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2015, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Exhibit 3.2.19
Exhibit 10.45
Exhibit 10.46
Exhibit 12.1
Exhibit 12.2
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2
Exhibit 32.3
Exhibit 32.4
Exhibit 99.1
EX-101.INS XBRL INSTANCE DOCUMENT
EX-101.SCH XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.DEF XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Filing Format

This combined Form 10-K is being filed separately by Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”).

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

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

Introduction

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. As of December 31, 2015, we owned 179 properties that contain an aggregate of approximately 23.0 million net rentable square feet and consist of 106 office properties, six industrial facilities, three mixed-use properties, one retail property (116 core properties),  59 properties classified as held for sale, two development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”).  In addition, as of December 31, 2015, we owned economic interests in 16 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”).  Nine of the ventures owned 31 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet; two real estate ventures owned 4.3 acres of undeveloped parcels of land; three real estate ventures owned 2.2 acres of land under active development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned an apartment complex that contains 398 units. As of December 31, 2015, we also owned 412 acres of undeveloped land, of which 120 acres were held for sale, and held options to purchase a parcel containing approximately 50 additional acres of undeveloped land.  As of December 31, 2015, the total potential development that these land parcels could support under current zoning, entitlements or combination thereof, amounted to 7.1 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord California. In addition to managing properties that we own, as of December 31, 2015, we were managing approximately 6.5 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.  Unless otherwise indicated, all references in this Form 10-K to square feet represent net rentable area.  We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2015 revenue.

Organization

The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2015, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.  Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; McLean, Virginia; Marlton, New Jersey; Richmond, Virginia; and Austin, Texas. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this Annual Report on Form 10-K any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

2015 Transactions

Real Estate Acquisitions

We completed each of the transactions described below with unaffiliated third parties in arms’ length transactions.

On July 7, 2015, we acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. We funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was deferred until the earlier of the commencement of development or 24 months from settlement. We accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on our consolidated balance sheet. We agreed with the seller of 2100 Market Street to pay additional consideration to it if we were to acquire certain land parcels adjacent to 2100 Market Street from unaffiliated third parties. The unaffiliated third parties are not party to this transaction and our acquisition of any such land parcels would be the result of an arm’s length negotiation. The amount of additional consideration, if any, payable to the seller of 2100 Market Street cannot be determined at this time. We have not yet determined the scope, timing and cost of construction for the project as of December 31, 2015.

On June 22, 2015, through a series of transactions with International Business Machines ("IBM"), we acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million.  The aggregate purchase price includes the carrying amount of our investment in Broadmoor Austin Associates of $66.3 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 22, 2015. We funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. We incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.

We previously accounted for our 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, we obtained control of Broadmoor Austin Associates and our existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, we recorded a $0.8 million gain on remeasurement.

On April 6, 2015, we acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. We funded the cost of this acquisition with available corporate funds. We capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on our consolidated balance sheet. On May 12, 2015, we subsequently contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between us and Jaco 25M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. We hold a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to us during 2015. 25 M Street is consolidated within our financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further information. As of December 31, 2015, 25 M Street had not finalized development plans and total development costs, or received committed debt financing.

On April 2, 2015, we acquired a property located at 618 Market Street in Philadelphia, Pennsylvania, comprised of a 330-space parking garage and 14,404 net rentable square feet of mixed-use space for $19.4 million. Although the property is currently fully operational, we intend to either redevelop the existing property or demolish and fully redevelop the property. As of December 31, 2015, we had not yet begun any such development or redevelopment plans. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million and cash of $17.8 million.

Real Estate Dispositions

We sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain On Sale (a)		Occupancy % at Date of Sale
December 31, 2015	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$76,700	$50,158	$2,008	(b)	52.5%
December 29, 2015	Laurel Corporate Center	Mt. Laurel, NJ	6	560,147	56,500	56,253	2,901		92.5%
December 18, 2015	Carlsbad Properties	Carlsbad, CA	3	196,075	30,400	29,568	-	(c)	63.8%
December 18, 2015	751-761 Fifth Ave	King of Prussia, PA	1	158,000	4,600	4,245	894		100.0%
September 29, 2015	1000 Howard Boulevard	Mt. Laurel, NJ	1	105,312	16,500	15,780	4,828		100.0%
August 13, 2015	Bay Colony Office Park	Wayne, PA	4	247,294	37,500	36,386	269		86.5%
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	4,900	4,640	372		100.0%
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	4,100	3,911	-	(d)	58.3%
April 24, 2015	Christina & Delaware Corporate Centers	Newark, DE / Wilmington, DE	5	485,182	50,100	49,579	1,749		66.5%
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	65,000	62,800	-	(e)	86.4%
January 8, 2015	1000 Atrium Way / 457 Haddonfield Road (Atrium I / Libertyview)	Mt. Laurel, NJ / Cherry Hill, NJ	2	221,405	28,300	26,778	8,981		93.4%
Total Dispositions			27	2,649,926	$374,600	$340,098	$22,002	(f)
(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

On December 31, 2015, we contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 square feet in Austin, Texas to one of our existing real estate ventures (the “Austin Venture”) that we formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). When we contributed these two properties to the Austin Venture we incurred a total of $76.7 million in development costs, representing the contribution value.  The project is expected to cost $91.3 million with remaining costs fully funded by the Austin Venture. In conjunction with the contribution: (i) the Austin Venture obtained a $30.0 million mortgage loan; (ii) DRA contributed $25.1 million in net cash to the Austin Venture, including a $1.8 million working capital contribution; and (iii) the Austin Venture distributed $50.2 million to us and credited us with a $23.3 million capital contribution to the Austin Venture. In addition to the contribution of the properties, we also made a $1.8 million cash contribution to the Austin Venture for working capital.  We recognized a $2.0 million gain on the contribution. Under the Encino Trace loan agreement the Austin Venture has the option, subject to certain leasing and loan-to-value requirements, to borrow an additional $29.7 million to fund tenant improvements and leasing commissions.

(c)	We recorded an impairment loss of $6.3 million for the Carlsbad office properties during the fourth quarter of 2015. As such, there was no gain at disposition for this property.
(d)	We recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain at disposition for this property.
(e)

We recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

(f)	Total gain on sale does not include a deferred gain of $0.5 million related to a prior sale.

We sold the following land parcels during the twelve-month period ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
December 18, 2015	Two Christina Centre	Wilmington, DE	1	1.6	$6,500	$5,986	$-	(b)
September 1, 2015	7000 Midlantic	Mt. Laurel, NJ	1	3.5	2,200	1,742	(169)
August 31, 2015	Four Points	Austin, TX	1	8.6	2,500	2,344	71
August 25, 2015	Two Kaiser Plaza	Oakland, CA	1	1.0	11,100	11,016	3,117
Total Dispositions			4	14.7	$22,300	$21,088	$3,019
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	We recorded an impairment loss of $0.3 million for Two Christina Centre during the fourth quarter of 2015. As such, there was no gain/(loss) at disposition for this land parcel.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at December 31, 2015 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2015
	Och-Ziff Properties (a)	2970 Market Street (b)	Greenhills Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$526,099	$268,489	$-	$794,588
Accumulated depreciation	(179,092)	(34,489)	-	(213,581)
Operating real estate investments, net	347,007	234,000	-	581,007
Construction-in-progress	1,915	25	-	1,940
Land held for development	-	-	837	837
Total real estate investments, net	348,922	234,025	837	583,784
Intangible assets, net	581	-	-	581
Total assets held for sale, net	$349,503	$234,025	$837	$584,365

LIABILITIES HELD FOR SALE
Acquired lease intangibles, net	$192	$-	$-	$192
Other liabilities	1,959	-	-	1,959
Total liabilities held for sale	$2,151	$-	$-	$2,151

(a)

On February 4, 2016, we disposed of our interests in 58 properties located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments in a series of related transactions with Och Ziff Real Estate (referred to herein as the “Och Ziff Sale”).  During the fourth quarter of 2015, significant provisions were agreed upon by both us and Och Ziff Real Estate and, as a result, we determined that the sale of the portfolio was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $45.4 million during the year ended December 31, 2015. For further information related to the transaction see Note 21, “Subsequent Events,” to our Consolidated Financial Statements.

(b)

On December 23, 2015, we entered into an agreement to dispose of our equity interests in the office property located at 2970 Market Street in Philadelphia commonly known as 30th Street Main Post Office (“Cira Square”), which includes 862,692 square feet of rentable space and is fully leased to a single tenant.  As of December 31, 2015, we determined the sale was probable and classified the property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the fair value is the purchase price less anticipated costs to dispose of the property.  As the fair value exceeded the carrying value of the property no impairment loss was recorded.  On February 5, 2016 we completed the disposition of our equity interests in Cira Square.

(c)

On January 15, 2016, we sold the fee interest in a 120 acre land parcel located in Berks County, Pennsylvania for $0.9 million. As of December 31, 2015, we classified this land parcel as held for sale in accordance with the applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $0.3 million during the year ended December 31, 2015.

The sales of our equity interests and the fee interests in the properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented. See Note 21, "Subsequent Events," to the Consolidated Financial Statements for further information regarding these dispositions.

Residence Inn Tower Bridge

On December 30, 2015, we sold our entire 50% ownership interest in an unconsolidated real estate venture known as Residence Inn Tower Bridge (the “Residence Inn”). Net proceeds to us were $6.1 million.  The carrying amount of our investment in the Residence Inn amounted to $0.9 million at the sale date, resulting in a $5.2 million gain on sale of our interest in the real estate venture.

JBG Ventures

On May 29, 2015, we and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street"), as a real estate venture, with us owning a 70.0% interest and JBG owning a 30.0% interest in each of the two ventures. At formation, we and JBG made cash contributions of $15.2 million and $6.5 million, respectively, to 51 N Street, which was used to purchase 0.9 acres of undeveloped land. At formation, we and JBG made cash capital contributions of $13.2 million and $5.7 million, respectively, to 1250 First Street, which was used to purchase 0.5 acres of undeveloped land.  See “Developments” section below.

DRA – PA Venture

On December 19, 2007, we formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owned 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. We contributed these 29 properties to the Interchange Venture upon the Interchange Venture's formation and in exchange for the contribution received a cash distribution from the Interchange Venture and a 20.0% ownership interest in the Interchange Venture.

Interchange Venture’s loan matured on January 1, 2015. On February 27, 2015, the Interchange Venture entered into a forbearance agreement with an unaffiliated lender that held a nonrecourse mortgage on the Interchange Venture's assets. On August 12, 2015, the lender sold the properties to an unaffiliated third-party purchaser under the forbearance agreement and assumed the proceeds. Commensurate with the sale, the Interchange Venture was dissolved.

Austin Venture

On December 31, 2015, we contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 net rentable square feet in Austin, Texas to the Austin Venture.  See Note 3, “Real Estate Investments” to our Consolidated Financial Statements for further information on the contribution.

On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds of the loan to repay in full an $88.0 million short-term secured loan made by us to fund costs of the Austin Venture's acquisition of River Place, a 590,881 net rentable square foot office complex in Austin, Texas. For further information regarding this acquisition, see Note 4, "Investment in Unconsolidated Ventures," to our Consolidated Financial Statements.

Developments

As of December 31, 2015, we owned 412 acres of undeveloped land, including 120 acres held for sale, and held options to purchase a parcel containing approximately 50 additional acres of undeveloped land.

JBG - Venture

51 N Street expects to construct two mixed-use buildings, which will include approximately 278,000 square feet of loft office, residential, ground floor retail, movie theater and on-grade public plaza space in Washington, D.C. 51 N Street expects to develop the office buildings on a 0.9 acre land parcel owned by the venture. As of December 31, 2015, the venture had not finalized development plans and total development costs or received committed debt financing.

1250 First Street expects to construct an eleven-story office building, which will include approximately 232,100 square feet of office, 15,300 square feet of retail and 145 below-grade parking spaces in Washington, D.C. 1250 First Street expects to develop the office building on a 0.5 acres land parcel owned by the venture. As of December 31, 2015, the venture had not finalized development plans and total development costs or received committed debt financing.

FMC Tower at Cira Centre South

On October 31, 2013, we determined to proceed with development of the FMC Tower at Cira Centre South (the “FMC Tower”) (formerly the Cira Walnut Tower), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million, of which $202.8 million had been funded through December 31, 2015.  We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured line of credit, capital raised through one or more joint venture formations, proceeds from asset sales or equity and debt financing. The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to conclude during the third quarter of 2016.  We are a party to a development agreement and related ground lease with the University of Pennsylvania for the land parcel that the FMC Tower is being constructed on.

As of December 31, 2015, we had pre-leased an aggregate of 61% of the office square feet of the FMC Tower.  The anchor tenant for approximately 280,000 square feet of office space under a 16-year lease is FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally.  In addition, we have pre-leased 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.

Our ground leases with the University of Pennsylvania have a term through July 2097, with a variable rent that would provide the University of Pennsylvania with a percentage of the cash flow or proceeds of specified capital events subject to our receipt of a priority return on eligible investments.

1919 Ventures

On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We thereafter contributed the acquired land into a then newly-formed general partnership, referred to below as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest. On October 15, 2014, we acquired the interest of the unaffiliated third party at fair value, which approximated carrying value. No remeasurement gain or loss on our previous investment was recorded at that time.

On October 21, 2014, we admitted an unaffiliated third party, LCOR/CalSTRS (“LCOR”) into 1919 Ventures, for $8.2 million representing a 50% interest and, reflecting an agreed upon $16.4 million valuation of the land and improvements incurred by us on behalf of 1919 Ventures.

On October 27, 2014, 1919 Ventures announced a planned 29-story, 455,000 square foot contemporary glass tower development.  The tower has been designed as a mixed-use development consisting of residential, retail and parking components. The residential component of the project will be comprised of 321 luxury apartments. The commercial space will consist of 24,000 square feet and was 100% pre-leased at December 31, 2015.  The parking component will consist of a 215-car structured parking facility.  Total project costs are estimated at $148.1 million.  A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million was fully funded with equity contributions from each of us and LCOR.  As of December 31, 2015, $19.4 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of us and LCOR.

4040 Wilson Venture

On July 31, 2013, we formed 4040 Wilson LLC Venture (“4040 Wilson”), as a joint venture between us and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. We and Ashton Park own a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,900 square foot office building representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. 4040 Wilson expects to develop the office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $194.6 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from us, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through a construction lender that has not yet been determined. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  We expect groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs.

Other Development Services

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $77.3 million, may be adjusted by change orders agreed upon by both Subaru and us.  If construction costs are in excess of the NTE amount, we are obligated to pay such cost overruns.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center on land parcels owned by us for Subaru of America as the single tenant. On such date, Subaru of America entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. We currently expect to deliver the building during the third quarter of 2018.  At December 31, 2015, we had not finalized development plans or total development costs.

Business Objective and Strategies for Growth

Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:

•

concentrate on urban town centers and central business districts in selected regions, and be the best of class owner and developer in those markets with a full-service office in each of those markets providing property management, leasing, development, construction and legal expertise;

•	maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as leases are renewed;
•

attain a high tenant retention rate by providing a full array of property management and maintenance services and tenant service amenity programs responsive to the varying needs of our diverse tenant base;

•

continue to cultivate long-term leasing relationships with a diverse base of high-quality and financially stable tenants.  The average lease term of the in-place leases in our core portfolio was 7.8 years on a weighted average basis at December 31, 2015 and the leases in place at December 31, 2015 with respect to approximately 7.4% of the total square feet of our core portfolio will expire during 2016;

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

•

to control development sites, including sites under option to acquire, that could support approximately 4.6 million square feet of new office, retail and residential development within our core markets;

•	to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations that other organizations may not have the resources to pursue;
•

to own and develop high quality real estate meeting the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to continue to be the landlord of choice for both existing and prospective tenants; and

•	to secure third-party development contracts, which can be a significant source of revenue and enable us to utilize and grow our existing development and construction management resources.

We expect to concentrate our real estate activities in markets where we believe that:

•	current and projected market rents and absorption statistics justify construction activity;
•	we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;
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

In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing properties, we must use excess cash from operations after satisfying our dividend and other financing requirements. The availability of funds for new investments and maintenance of existing properties depends in large measure on capital markets and liquidity factors over which we can exert little control.

Policies With Respect To Certain Activities

The following is a discussion of our investment, financing and other policies. These policies have been determined by our Board of Trustees and our Board of Trustees may revise these policies without a vote of shareholders.

Investments in Real Estate or Interests in Real Estate

Our investment objectives are to provide quarterly cash dividends to our shareholders and to achieve long-term capital appreciation through increases in the value of Brandywine Realty Trust.

We expect to continue our investment objectives primarily through the development, purchase or our current ownership in lease income-producing properties for long-term investment, expand and improve the properties presently owned or other properties purchased, or sell such properties, in whole or in part, as circumstances warrant. Although there is no limitation on the types of development activities that we may undertake, we expect that our development activities will meet current market demand and will generally be on a build-to-suit basis for particular tenants where a significant portion of the building is pre-leased before construction begins. We continue to participate with other entities in property ownership through existing joint ventures or other types of co-ownership. Our equity investments may be subject to existing or future mortgage financing and other indebtedness that will have priority over our equity investments.

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

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or our Board of Trustees that a disposition would be in our best interests. We intend to use selective dispositions to reduce our ownership in non-core markets and fund our capital and refinancing needs.

Financing Policies

A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital then available to us. These sources may include the sale of wholly owned properties or interests in real estate ventures, selling additional common or preferred equity and debt securities through public offerings or private placements, utilizing availability under our credit facilities or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.

Guarantees

As of December 31, 2015, we have provided guarantees on behalf of certain of the real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Ventures; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII.  In addition, during construction undertaken by real estate ventures, we have provided and expect to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, and once construction is complete, customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investments in Unconsolidated Ventures," to our Consolidated Financial Statements for further information.

Also as of December 31, 2015, we provided a cost overrun guarantee on the Subaru Headquarters Development (See “Other Development Services” section above) for amounts in excess of the NTE amount.  The NTE amount, currently at $77.3 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for.

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

Management Activities

We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2015, the Management Companies were managing properties containing an aggregate of approximately 29.5 million net rentable square feet, of which approximately 23.0 million net rentable square feet related to properties owned by us and approximately 6.5 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments

During the year ended December 31, 2015, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina.  The Austin, Texas segment includes properties in the City of Austin, Texas.  The California segment includes properties in the City of Oakland and the City of Concord, California.  The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 18, “Segment Information,” to our Consolidated Financial Statements for information on selected assets and results of operations of our reportable segments for the three years ended December 31, 2015, 2014 and 2013.

As a result of the Och Ziff Sale that occurred on February 4, 2016, we have narrowed our segments to four core markets located in: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och Ziff Sale, the segments previously defined as New Jersey/Delaware and California will be managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. Accordingly, the chief operating decision maker is revising the management structure and allocating more resources to the four core markets beginning January 1, 2016.

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

Employees

As of December 31, 2015, we had 401 full-time employees, including 12 union employees.

Government Regulations Relating to the Environment

Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties. Independent environmental consultants have conducted Phase I or similar environmental site assessments on our Properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented. See Note 2, “Summary of Significant Accounting Policies,” to our

Consolidated Financial Statements for our evaluation in accordance with the accounting standard governing asset retirement obligations.

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

Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the Pennsylvania Suburbs, the District of Columbia, Northern Virginia, Southern Maryland and Austin, Texas. Any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have limited experience in developing and managing non-office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. If we decide to not sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused some of our tenants to experience financial difficulties. If more of our tenants were to continue to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk.”

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

We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;
•	having sufficient capital to pay development costs;
•	limited experience developing or redeveloping properties in certain of our geographic markets;
•	dependence on the financial and professional services sector as part of our tenant base;
•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;
•	expenditure of funds and devotion of management’s time to projects that we do not complete;
•	the unavailability or scarcity of utilities;
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

See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Development Risk.”

Our development projects and third party property management business may subject us to certain liabilities.

We may hire and supervise third party contractors to provide construction, engineering and various other services for wholly owned development projects, development projects undertaken by real estate ventures in which we hold an equity interest and manage or properties we are managing on behalf of unaffiliated third parties.  Certain of these contracts are structured such that we are the principal rather than the agent.  As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged. Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants and third party customers may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship.

Acting as a principal may also mean that we pay a contractor before we have been reimbursed, which exposes us to additional risks of collection in the event of a bankruptcy or insolvency. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project which we have funded in part or in full. As part of our project management business, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract amount and that the project is completed on time. In the event that one or more of the contractors involved does not, or cannot, perform as a result of bankruptcy or for another reason, we may be responsible for cost overruns, as well as the consequences of late delivery. In the event that we have not accurately estimated our own costs of providing services under guaranteed cost contracts, we may be exposed to such losses on the contract until we are able to legally terminate them.

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
•

if we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations;

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

If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than the current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early termination of certain leases could affect our ability to make distributions to shareholders. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Rollover Risk.”

Competition could limit our ability to lease residential rental properties or increase or maintain rents.

Through the recent development of the FMC Tower and the real estate ventures at 1919 Market Street and evo at Cira Centre South, our future income contributions from residential real estate will increase. These properties, which are luxury apartments, corporate suites and upscale student housing located in Philadelphia, Pennsylvania, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ may offer a more desirable location or have leasing terms more favorable than those we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we expect that as our competitors seek to capitalize on opportunities to purchase undervalued properties in this market and convert them to productive uses, the supply of rental properties may increase and the competition for tenants will intensify, which may adversely affect our operating results and cash flows.

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

Property ownership through real estate ventures may limit our ability to act exclusively in our interest.

We develop, acquire, and contribute properties in real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2015, we held ownership interests in 16 unconsolidated Real Estate Ventures for an aggregate investment balance of $239.9 million, of which $241.0 million is included in net assets and $1.1 million is included in other liabilities and represents the negative investment balance of one real estate venture. We could become engaged in a dispute with one or more of our real estate venture partners that might affect our ability to operate a jointly-owned property. Moreover, our real estate venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our real estate venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our real estate venture partners or the lenders to our Real Estate Ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests.

Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Real estate investments generally, and in particular large office and industrial/flex properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than two years without potential adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

Some potential losses are not covered by insurance.

We currently carry property insurance against all-risks of physical loss or damage (unless otherwise excluded in the policy) including time element and commercial general liability coverage on all of our properties. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquake, terrorist acts and mold, flood, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or cancelled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.

In addition to property and casualty insurance, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for the potential liabilities associated with various liabilities, including workers’ compensation, general contractors, directors and officers and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. While we carry general liability and umbrella policies to mitigate such losses on our general liability risks, our results could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends or if employee health-care claims which we self-insure up to a set limit per employee (and which are insured above such self-insured retention amount) exceed our expectations or historic trends.

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

In the ordinary course of our business we maintain sensitive data, including our proprietary business information and the information of our tenants and business partners, in our data centers and on our networks. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased in number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Notwithstanding the security measures undertaken, our information technology may be vulnerable to attacks or breaches resulting in proprietary information being publicly disclosed, lost or stolen.  There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.

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

While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and real estate ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Changes to the rules governing REITS were made by the Protecting Americans From Tax Hikes Act of 2015, signed into law on December 18, 2015, and Congress and the IRS might make further changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Failure of the Operating Partnership (or a subsidiary partnership or real estate venture) to be treated as a partnership would have serious adverse consequences to our shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or real estate ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or real estate venture would be taxable as a corporation. In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, subsidiary partnership or real estate venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

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

We are dependent upon our key personnel, particularly Gerard H. Sweeney, our President and Chief Executive Officer, Thomas Wirth, Executive Vice President and Chief Financial Officer and George Johnstone Executive Vice President and Chief Operating Officer. Among the reasons that Messrs. Sweeney, Wirth and Johnstone are important to our success is that each has a beneficial reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors.  If we lost their services, our relationships with lenders, potential tenants and industry personnel could be affected. We are dependent on our other executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.

Certain limitations will exist with respect to a third party’s ability to acquire us or effectuate a change in control.

Limitations imposed to protect our REIT status. In order to protect us against the loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, although we have granted in the past, and may continue to grant in the future certain waivers of this limitation to certain shareholders under certain conditions. The ownership limit may have the effect of precluding acquisition of control of us. If anyone acquires shares in excess of the ownership limit, we may:

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements.  Proposed changes could include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require increased use of “fair-value” measures.

These changes could have a material effect on our reported financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Property Acquisitions

We completed each of the transactions described below with unaffiliated third parties in arms’ length transactions.

On July 7, 2015, we acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. We funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was deferred until the earlier of the commencement of development or 24 months from settlement. We accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on our consolidated balance sheet. We agreed with the seller of 2100 Market Street to pay additional consideration to it if we were to acquire certain land parcels adjacent to 2100 Market Street from unaffiliated third parties. The unaffiliated third parties are not party to this transaction and our acquisition of any such land parcels would be the result of an arm’s length negotiation. The amount of additional consideration, if any, payable to the seller of 2100 Market Street cannot be determined at this time. We have not yet determined the scope, timing and cost of construction for the project as of December 31, 2015.

On June 22, 2015, through a series of transactions with IBM, we acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million. The aggregate purchase price includes the carrying amount of our investment in Broadmoor Austin Associates of $66.3 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 22, 2015. We funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. We incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.

We previously accounted for our 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, we obtained control of Broadmoor Austin Associates and our existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, we recorded a $0.8 million gain on remeasurement.

On April 6, 2015, we acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. We funded the cost of this acquisition with available corporate funds. We capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on our consolidated balance sheet. On May 12, 2015, we contributed the land parcel into a newly formed real estate venture known as 25 M Street, a joint venture between us and Akridge, an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. We hold a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to us during 2015. 25 M Street is consolidated within our financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further information. As of December 31, 2015, 25 M Street had not finalized development plans and total development costs, or received committed debt financing.

On April 2, 2015, we acquired a property located at 618 Market Street in Philadelphia, Pennsylvania, comprised of a 330-space parking garage and 14,404 net rentable square feet of mixed-use space for $19.4 million. Although the property is currently fully operational, we intend to either redevelop the existing property or demolish and fully redevelop the property. As of December 31, 2015, we had not yet begun any such development or redevelopment plans. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million and cash of $17.8 million.

Developments

We placed in service the following development properties during the year ended December 31, 2015:

Month Placed In Service	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage	Budgeted Costs (in thousands)	Costs Incurred (in thousands)
Aug-15 (Phase I) Sept-15 (Phase II)	Development	5707 Southwest Parkway (Encino Trace) (a)	Austin, TX	2	320,000	$91,300	$76,650
Nov-15	Development	2930 Chestnut St. (Cira Green Roof)	Philadelphia, PA	N/A	one acre	12,500	13,575
		Total		2	320,000	$103,800	$90,225

(a)

On December 31, 2015, we contributed the Encino Trace properties to the Austin Venture at an agreed upon value of $76.7 million, consisting of the development costs we incurred.  The remainder of the budgeted costs primarily relates to unfunded tenant improvements, which will be paid by the Austin Venture. See footnote (b) in the Property Sales table below for further details.

As of December 31, 2015, we were continuing the construction of the FMC Tower in Philadelphia, Pennsylvania.  The building contains a total of 870,000 square feet and is expected to cost $385.0 million, of which $202.8 million has been funded through December 31, 2015.

As discussed above in Item 1., “Business - 2015 Transactions,” and Item 1., “Business – Developments,” as of December 31, 2015, we were proceeding through four of our unconsolidated real estate ventures development projects at 51 N Street and 1250 First Street in Washington, D.C, 1919 Market Street in Philadelphia, Pennsylvania and 4040 Wilson in Arlington, Virginia.

Property Sales

We sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the year ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain On Sale (a)		Occupancy % at Date of Sale
December 31, 2015	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$76,700	$50,158	$2,008	(b)	52.5%
December 29, 2015	Laurel Corporate Center	Mt. Laurel, NJ	6	560,147	56,500	56,253	2,901		92.5%
December 18, 2015	Carlsbad Properties	Carlsbad, CA	3	196,075	30,400	29,568	-	(c)	63.8%
December 18, 2015	751-761 Fifth Ave	King of Prussia, PA	1	158,000	4,600	4,245	894		100.0%
September 29, 2015	1000 Howard Boulevard	Mt. Laurel, NJ	1	105,312	16,500	15,780	4,828		100.0%
August 13, 2015	Bay Colony Office Park	Wayne, PA	4	247,294	37,500	36,386	269		86.5%
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	4,900	4,640	372		100.0%
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	4,100	3,911	-	(d)	58.3%
April 24, 2015	Christina & Delaware Corporate Centers	Newark, DE / Wilmington, DE	5	485,182	50,100	49,579	1,749		66.5%
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	65,000	62,800	-	(e)	86.4%
January 8, 2015	1000 Atrium Way / 457 Haddonfield Road (Atrium I / Libertyview)	Mt. Laurel, NJ / Cherry Hill, NJ	2	221,405	28,300	26,778	8,981		93.4%
Total Dispositions			27	2,649,926	$374,600	$340,098	$22,002	(f)

(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

On December 31, 2015, we contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 square feet in Austin, Texas to one of our existing real estate ventures (the “Austin Venture”) that we formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). When we contributed these two properties to the Austin Venture we incurred a total of $76.7 million in development costs, representing the contribution value. The project is expected to cost $91.3 million with remaining costs fully funded by the Austin Venture.  In conjunction with the contribution: (i) the Austin Venture obtained a $30.0 million mortgage loan; (ii) DRA contributed $25.1 million in net cash to the capital of the Austin Venture, including a $1.8 million working capital contribution; and (iii) the Austin Venture distributed $50.2 million to us and credited us with a $23.3 million capital contribution to the Austin Venture. In addition to the contribution of the properties, we also made a $1.8 million cash contribution to the Austin Venture for working capital.  We recognized a $2.0 million gain on the contribution.

Under the Encino Trace loan agreement the Austin Venture has the option, subject to certain leasing and loan-to-value requirements, to borrow an additional $29.7 million to fund tenant improvements and leasing commissions.

(c)	We recorded an impairment loss of $6.3 million for the Carlsbad office properties during the fourth quarter of 2015. As such, there was no gain at disposition for this property.
(d)	We recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain at disposition for this property.
(e)

We recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

(f)	Total gain on sale does not include a deferred gain of $0.5 million related to a prior sale.

We sold the following land parcels during the year ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
December 18, 2015	Two Christina Centre	Wilmington, DE	1	1.6	$6,500	$5,986	$-	(b)
September 1, 2015	7000 Midlantic	Mt. Laurel, NJ	1	3.5	2,200	1,742	(169)
August 31, 2015	Four Points	Austin, TX	1	8.6	2,500	2,344	71
August 25, 2015	Two Kaiser Plaza	Oakland, CA	1	1.0	11,100	11,016	3,117
Total Dispositions			4	14.7	$22,300	$21,088	$3,019
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	We recorded an impairment loss of $0.3 million for Two Christina Centre during the fourth quarter of 2015. As such, there was no gain/(loss) at disposition for this land parcel.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at December 31, 2015 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2015
	Och-Ziff Properties (a)	2970 Market Street (b)	Greenhills Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$526,099	$268,489	$-	$794,588
Accumulated depreciation	(179,092)	(34,489)	-	(213,581)
Operating real estate investments, net	347,007	234,000	-	581,007
Construction-in-progress	1,915	25	-	1,940
Land held for development	-	-	837	837
Total real estate investments, net	348,922	234,025	837	583,784
Intangible assets, net	581	-	-	581
Total assets held for sale, net	$349,503	$234,025	$837	$584,365

LIABILITIES HELD FOR SALE
Acquired lease intangibles, net	$192	$-	$-	$192
Other liabilities	1,959	-	-	1,959
Total liabilities held for sale	$2,151	$-	$-	$2,151

(a)

On February 4, 2016, we disposed of our interests in 58 properties located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments in a series of related transactions with Och Ziff Real Estate.  During the fourth quarter of 2015, significant provisions were agreed upon by both us and Och Ziff Real Estate and, as a result, we determined to move forward with the transaction. Accordingly, as of December 31, 2015, we determined that the sale of the portfolio was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $45.4 million during the year ended December 31, 2015.  For further information related to the transaction see Note 21, “Subsequent Events,” to our Consolidated Financial Statements.

(b)

On December 23, 2015, we entered into a purchase and sale agreement to dispose of its equity interests in the office property located at 2970 Market Street in Philadelphia commonly known as 30th Street Main Post Office (“Cira Square”), which includes 862,692 square feet of rentable space and is fully leased to a single tenant.  As of December 31, 2015, we determined the sale was probable and classified the property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the fair value is the purchase price less anticipated costs to dispose of the property.  As the fair value exceeded the carrying value of the property no impairment loss was recorded.  On February 5, 2016, we completed the disposition of our equity interests in Cira Square.

(c)

On January 15, 2016, we sold the fee interest in a 120 acre land parcel located in Berks County, Pennsylvania for $0.9 million. As of December 31, 2015, we classified this land parcel as held for sale in accordance with the applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale.  As a result, we recognized an impairment loss totaling approximately $0.3 million during the year ended December 31, 2015.

The sales of our equity interests and the fee interests in the properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented. See Note 21, "Subsequent Events," to the Consolidated Financial Statements for further information regarding these dispositions.

Properties

As of December 31, 2015, we owned 179 properties that contain an aggregate of approximately 23.0 million net rentable square feet and consist of 106 office properties, six industrial facilities, three mixed-use properties, one retail property (116 core properties),  59 properties classified as held for sale, two development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”).  The properties are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; and Oakland and Concord, California. As of December 31, 2015, the properties were approximately 93.5% occupied by 1,245 tenants and had an average age of approximately 23.1 years. The office properties are a combination of urban and transit-oriented suburban office buildings containing an average of approximately 140,638 net rentable square feet. The industrial and mixed-use properties accommodate a variety of tenant uses, including light manufacturing, assembly, distribution and warehousing. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.

The following table sets forth information with respect to our core properties at December 31, 2015:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2015 (a)	Total Base Rent for the Twelve Months Ended December 31, 2015 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2015 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,380	97.9%	$10,452	$35.32
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	7,181	33.99
555 Lancaster Avenue		Radnor	PA	1973	241,687	97.2%	6,582	32.90
401 Plymouth Road		Plymouth Meeting	PA	2001	204,186	98.8%	5,890	32.30
One Radnor Corporate Center		Radnor	PA	1998	201,874	100.0%	5,422	29.27
101 West Elm Street		W. Conshohocken	PA	1999	173,827	97.9%	4,354	25.94
Five Radnor Corporate Center		Radnor	PA	1998	164,505	100.0%	5,117	33.19
Four Radnor Corporate Center		Radnor	PA	1995	164,464	100.0%	2,658	16.15
660 West Germantown Pike		Plymouth Meeting	PA	2014	161,521	100.0%	4,715	31.27
630 Allendale Road		King of Prussia	PA	2000	150,000	78.8%	2,342	25.80
640 Freedom Business Center		King Of Prussia	PA	1991	132,000	93.7%	2,449	22.38
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,017	84.0%	2,338	23.37
400 Berwyn Park		Berwyn	PA	1999	124,182	98.0%	3,083	24.85
4000 Chemical Road		Plymouth Meeting	PA	2007	120,877	100.0%	3,439	31.19
Three Radnor Corporate Center		Radnor	PA	1998	119,087	100.0%	3,326	32.37
181 Washington Street		Conshohocken	PA	1999	116,174	94.5%	3,013	26.28
300 Berwyn Park		Berwyn	PA	1989	107,702	100.0%	2,382	25.69
Two Radnor Corporate Center		Radnor	PA	1998	97,576	93.9%	2,544	32.91
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,733	27.58
555 Croton Road	(e)	King of Prussia	PA	1999	96,909	71.1%	1,512	25.47
500 North Gulph Road		King Of Prussia	PA	1979	93,082	39.6%	819	22.19
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	81.8%	1,580	27.11
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	97.9%	1,810	28.09
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	93.2%	2,049	28.37
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	86.7%	1,573	19.68
630 Freedom Business Center		King Of Prussia	PA	1989	86,683	91.4%	1,488	19.31
1200 Swedesford Road		Berwyn	PA	1994	86,622	100.0%	1,824	31.08
620 Freedom Business Center		King Of Prussia	PA	1986	86,570	100.0%	1,817	24.86
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,190	29.53

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2015 (a)	Total Base Rent for the Twelve Months Ended December 31, 2015 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2015 (c)
One Progress Drive	(e)	Horsham	PA	1986	79,204	80.0%	721	22.28
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	100.0%	1,699	23.59
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	100.0%	1,872	23.03
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,652	25.77
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,824	22.29
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	45.1%	644	20.73
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	35.41
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	29.10
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	1,589	26.94
500 Enterprise Road	(e)	Horsham	PA	1990	66,751	100.0%	823	20.75
610 Freedom Business Center		King Of Prussia	PA	1985	62,991	97.4%	1,129	23.12
925 Harvest Drive	(e)	Blue Bell	PA	1990	62,957	100.0%	1,082	22.26
980 Harvest Drive	(e)	Blue Bell	PA	1988	62,379	77.8%	1,141	17.59
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	24.09
1180 Swedesford Road		Berwyn	PA	1987	60,371	78.7%	1,024	24.75
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,387	25.09
100 Berwyn Park		Berwyn	PA	1986	57,730	100.0%	1,134	23.72
640 Allendale Road	(g)	King of Prussia	PA	2000	56,034	100.0%	314	8.61
650 Park Avenue		King Of Prussia	PA	1968	54,338	68.9%	819	17.48
910 Harvest Drive	(e)	Blue Bell	PA	1990	52,611	100.0%	1,073	23.18
2240/50 Butler Pike	(e)	Plymouth Meeting	PA	1984	52,229	100.0%	978	23.46
920 Harvest Drive	(e)	Blue Bell	PA	1990	51,875	100.0%	962	1.85
660 Allendale Road	(g)	King of Prussia	PA	2011	50,635	100.0%	677	17.69
620 Allendale Road		King Of Prussia	PA	1961	50,000	67.0%	519	14.25
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,223	27.55
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,137	27.07
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,237	27.45
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,212	29.11
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	234	6.06
18 Campus Boulevard		Newtown Square	PA	1990	37,374	100.0%	762	21.29
2260 Butler Pike	(e)	Plymouth Meeting	PA	1984	31,892	100.0%	656	22.11
120 West Germantown Pike	(e)	Plymouth Meeting	PA	1984	30,574	79.9%	457	20.28
140 West Germantown Pike	(e)	Plymouth Meeting	PA	1984	25,357	100.0%	531	24.64
200 Radnor Chester Road		Radnor	PA	2014	17,884	100.0%	875	52.85

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					5,888,576	94.1%	$133,247	$26.78

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
1717 Arch Street		Philadelphia	PA	1990	1,029,413	100.0%	$28,122	$31.47
Two Commerce Square		Philadelphia	PA	1992	953,276	96.7%	17,303	27.22
One Commerce Square		Philadelphia	PA	1987	942,866	97.7%	16,546	27.04
2970 Market Street	(e)	Philadelphia	PA	2010	862,692	100.0%	19,543	31.51
2929 Arch Street		Philadelphia	PA	2005	730,187	100.0%	25,971	37.81
100 North 18th Street	(f)	Philadelphia	PA	1988	708,844	98.1%	18,039	23.56
130 North 18th Street		Philadelphia	PA	1989	595,041	96.1%	12,700	25.79
101 - 103 Juniper Street	(h), (j)	Philadelphia	PA	2011	-	0.0%	-	-
129 South 30th Street	(k)	Philadelphia	PA	2010	9,788	100.0%	207	24.55
3020 Market Street	(d)	Philadelphia	PA	2008	190,925	100.0%	4,505	25.92
Philadelphia Marine Center	(d), (h)	Philadelphia	PA	Various	181,900	100.0%	624	5.20

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					6,204,932	98.5%	$143,560	$28.57

METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	98.9%	$10,803	$37.92
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	7,989	35.42
2291 Wood Oak Drive		Herndon	VA	1999	230,389	100.0%	7,358	35.51
1900 Gallows Road		Vienna	VA	1989	210,632	83.4%	4,978	31.19
3141 Fairview Park Drive	(i)	Falls Church	VA	1988	183,618	92.7%	4,917	27.47
2411 Dulles Corner Park		Herndon	VA	1990	179,045	77.1%	2,418	16.20
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	77.0%	4,135	33.70
2121 Cooperative Way		Herndon	VA	2000	162,578	94.0%	3,957	16.98
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	100.0%	3,576	17.69
8260 Greensboro Drive		McLean	VA	1980	158,961	76.9%	3,315	27.94
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,330	34.85

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2015 (a)	Total Base Rent for the Twelve Months Ended December 31, 2015 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2015 (c)
12015 Lee Jackson Memorial Highway	(e)	Fairfax	VA	1985	153,255	72.6%	3,458	30.00
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	96.0%	3,802	24.39
8521 Leesburg Pike		Vienna	VA	1984	150,897	94.4%	3,676	27.26
2273 Research Boulevard		Rockville	MD	1999	147,689	87.4%	3,231	25.22
2275 Research Boulevard		Rockville	MD	1990	147,650	71.6%	3,069	26.73
2201 Cooperative Way		Herndon	VA	1990	128,173	91.5%	3,050	28.87
2277 Research Boulevard		Rockville	MD	1986	138,095	85.2%	3,179	22.34
11781 Lee Jackson Memorial Highway	(e)	Fairfax	VA	1982	130,935	79.8%	2,370	22.82
11720 Beltsville Drive		Beltsville	MD	1987	128,903	51.2%	1,510	24.62
13825 Sunrise Valley Drive		Herndon	VA	1989	103,967	96.0%	2,297	24.88
198 Van Buren Street		Herndon	VA	1996	98,934	85.8%	2,310	27.01
196 Van Buren Street		Herndon	VA	1991	98,291	100.0%	2,575	29.51
11700 Beltsville Drive		Beltsville	MD	1981	96,843	72.1%	1,839	26.21
11710 Beltsville Drive		Beltsville	MD	1987	81,281	33.7%	520	20.59
4401 Fair Lakes Court	(e)	Fairfax	VA	1988	55,972	92.3%	1,347	30.00
11740 Beltsville Drive		Beltsville	MD	1987	6,783	100.0%	136	25.52

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					4,005,901	87.0%	$97,145	$28.37

NEW JERSEY/DELAWARE SEGMENT
300 Delaware Avenue		Wilmington	DE	1989	298,071	80.9%	$2,766	$15.32
920 North King Street		Wilmington	DE	1989	203,328	91.1%	3,979	19.51
700 East Gate Drive	(e)	Mt. Laurel	NJ	1984	119,272	90.0%	1,616	22.47
1120 Executive Boulevard		Mt. Laurel	NJ	1987	95,183	100.0%	1,206	22.31
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	94.7%	817	19.22
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	92.4%	1,105	27.76
701 East Gate Drive	(e)	Mt. Laurel	NJ	1986	61,794	91.2%	696	20.43
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	100.0%	711	19.61
308 Harper Drive	(e)	Moorestown	NJ	1976	59,500	72.2%	497	21.09
305 Fellowship Drive	(e)	Mt. Laurel	NJ	1980	56,824	100.0%	549	18.74
309 Fellowship Drive	(e)	Mt. Laurel	NJ	1982	55,911	93.0%	718	22.77
307 Fellowship Drive	(e)	Mt. Laurel	NJ	1981	54,485	80.9%	475	20.56
303 Fellowship Drive	(e)	Mt. Laurel	NJ	1979	53,768	85.4%	464	14.01
2 Foster Avenue	(g)	Gibbsboro	NJ	1974	50,761	100.0%	180	3.72
Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	360	13.83
161 Gaither Drive	(e)	Mt. Laurel	NJ	1987	44,739	72.7%	339	22.78
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	718	25.16
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	84.2%	354	18.36
Two Eves Drive		Marlton	NJ	1987	37,532	93.7%	370	17.60
Main Street - Promenade		Voorhees	NJ	1988	31,445	84.6%	276	16.95
Four B Eves Drive		Marlton	NJ	1987	27,011	0.6%	129	-
815 East Gate Drive	(e)	Mt. Laurel	NJ	1986	25,500	100.0%	228	12.48
817 East Gate Drive	(e)	Mt. Laurel	NJ	1986	25,351	80.7%	234	15.30
Four A Eves Drive		Marlton	NJ	1987	24,687	67.7%	152	14.59
1 Foster Avenue	(g)	Gibbsboro	NJ	1972	24,255	100.0%	91	3.75
4 Foster Avenue	(g)	Gibbsboro	NJ	1974	23,372	100.0%	154	7.70
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	100.0%	205	16.92
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	95.7%	228	13.12
5 U.S. Avenue	(g)	Gibbsboro	NJ	1987	5,000	100.0%	32	6.37
50 East Clementon Road		Gibbsboro	NJ	1986	3,080	100.0%	160	51.90
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	-	-

SUBTOTAL - NEW JERSEY/DELAWARE SEGMENT					1,767,675	88.3%	$19,809	$18.29

AUSTIN, TX SEGMENT
11501 Burnet Road - Building 1		Austin	TX	1991	203,210	100.0%	$1,257	$15.02
11501 Burnet Road - Building 5		Austin	TX	1991	199,610	100.0%	1,153	14.43
11501 Burnet Road - Building 3		Austin	TX	1991	199,559	100.0%	1,234	15.02
11501 Burnet Road - Building 2		Austin	TX	1991	147,837	100.0%	2,010	26.75
11501 Burnet Road - Building 6		Austin	TX	1991	144,818	100.0%	836	14.43
11501 Burnet Road - Building 4		Austin	TX	1991	141,434	100.0%	875	15.02
11501 Burnet Road - Building 8		Austin	TX	1991	75,768	100.0%	469	15.02

SUBTOTAL - AUSTIN, TX SEGMENT					1,112,236	100.0%	$7,834	$16.40

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2015 (a)	Total Base Rent for the Twelve Months Ended December 31, 2015 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2015 (c)
RICHMOND, VA SEGMENT (e)
300 Arboretum Place		Richmond	VA	1988	212,228	100.0%	$3,349	$16.42
6800 Paragon Place		Richmond	VA	1986	146,365	97.1%	2,215	18.17
6802 Paragon Place		Richmond	VA	1989	143,783	100.0%	2,469	17.90
7501 Boulders View Drive		Richmond	VA	1990	136,654	100.0%	2,178	18.04
2511 Brittons Hill Road	(g)	Richmond	VA	1987	132,548	100.0%	648	6.75
2100-2116 West Laburnam Avenue		Richmond	VA	1976	127,714	100.0%	1,829	16.16
7300 Beaufont Springs Drive		Richmond	VA	2000	120,665	100.0%	1,646	21.27
1025 Boulders Parkway		Richmond	VA	1994	93,143	84.4%	1,211	15.66
2201-2245 Tomlynn Street	(g)	Richmond	VA	1989	85,861	95.0%	494	8.66
7401 Beaufont Springs Drive		Richmond	VA	1998	82,732	92.8%	1,035	16.01
7325 Beaufont Springs Drive		Richmond	VA	1999	75,218	82.5%	779	21.74
6806 Paragon Place		Richmond	VA	2007	74,480	100.0%	1,620	24.56
9011 Arboretum Parkway		Richmond	VA	1991	73,183	100.0%	887	15.66
4870 Sadler Road		Glen Allen	VA	2000	62,100	100.0%	1,301	21.59
4880 Sadler Road		Glen Allen	VA	1998	63,427	100.0%	1,280	21.38
4805 Lake Brooke Drive		Glen Allen	VA	1996	60,208	77.0%	727	18.21
9100 Arboretum Parkway		Richmond	VA	1988	58,446	100.0%	891	16.14
2812 Emerywood Parkway		Henrico	VA	1980	56,984	84.6%	665	11.49
4364 South Alston Avenue		Durham	NC	1985	57,245	95.6%	956	17.76
2277 Dabney Road	(g)	Richmond	VA	1986	50,400	100.0%	321	8.64
9200 Arboretum Parkway		Richmond	VA	1988	49,542	100.0%	674	12.75
9210 Arboretum Parkway		Richmond	VA	1988	48,012	100.0%	536	11.02
2212-2224 Tomlynn Street	(g)	Richmond	VA	1985	45,353	100.0%	351	8.87
2221-2245 Dabney Road	(g)	Richmond	VA	1994	45,250	100.0%	319	9.39
2251 Dabney Road	(g)	Richmond	VA	1983	42,000	100.0%	213	6.18
2161-2179 Tomlynn Street	(g)	Richmond	VA	1985	41,550	100.0%	246	7.03
2256 Dabney Road	(g)	Richmond	VA	1982	33,413	100.0%	213	9.17
2246 Dabney Road	(g)	Richmond	VA	1987	33,271	100.0%	277	10.55
2244 Dabney Road	(g)	Richmond	VA	1993	33,050	100.0%	274	10.38
9211 Arboretum Parkway		Richmond	VA	1991	30,791	100.0%	345	14.29
2248 Dabney Road	(g)	Richmond	VA	1989	30,184	100.0%	238	10.31
2130-2146 Tomlynn Street	(g)	Richmond	VA	1988	29,700	100.0%	204	9.44
2120 Tomlyn Street	(g)	Richmond	VA	1986	23,850	100.0%	179	10.47
2240 Dabney Road	(g)	Richmond	VA	1984	15,389	100.0%	127	15.37

SUBTOTAL - RICHMOND, VA SEGMENT					2,414,739	97.2%	$30,697	$15.12

CALIFORNIA SEGMENT
Oakland Lot B	(h)	Oakland	CA	N/A	—	—	$-	$-
1220 Concord Avenue		Concord	CA	1984	175,153	100.0%	4,204	27.16
1200 Concord Avenue		Concord	CA	1984	175,103	100.0%	4,426	28.42

SUBTOTAL - CALIFORNIA SEGMENT					350,256	100.0%	$8,630	$27.79

TOTAL PORTFOLIO					21,744,315	94.3%	$440,922	$25.06

ASSETS HELD FOR SALE					(4,787,475)	94.2%	$(73,167)	$20.13

TOTAL CORE PORTFOLIO					16,956,840	94.4%	$367,755	$26.44

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2015 at the property by the aggregate net rentable square feet of the property.
(b)

“Total Base Rent” for the twelve months ended December 31, 2015 represents base rents earned during such period, including tenant reimbursements, and excluding parking income, tenant inducements and deferred market rent adjustments, calculated in accordance with accounting principles generally accepted in the U.S., determined on a straight-line basis.

(c)

“Average Annualized Rental Rate” is calculated by taking the sum of the annualized current base rent as of December 31, 2015 plus the annualized current billable operating expense reimbursements excluding tenant electricity divided by the total square feet occupied as of December 31, 2015.

(d)	These properties are subject to a ground lease with a third party.
(e)	These properties were held for sale at December 31, 2015.
(f)

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

(g)

These properties are industrial facilities, of which six properties are included in our core portfolio. The industrial properties in the Richmond, Virginia segment are held for sale as of December 31, 2015.

(h)	These properties are mixed-use.
(i)

We contributed this property to an unconsolidated real estate venture.  However, we continue to consolidate this property due to our continuing involvement resulting from our ongoing lease of space, and our 50% ownership interest in the real estate venture.

(j)	This is a 220-space parking garage facility.
(k)	This is a 1,662-space parking garage facility which has an in place lease with the IRS for 1,200 spaces.

The following table shows information regarding rental rates and lease expirations for the Properties at December 31, 2015 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2015 (b)	25	22,587	$359,652	$15.92	0.1%	0.1%
2016	186	1,591,492	34,012,699	21.37	5.8%	5.9%
2017	238	2,942,069	68,757,288	23.37	11.7%	17.6%
2018	221	2,029,307	59,794,589	29.47	10.2%	27.9%
2019	181	1,749,449	54,326,521	31.05	9.3%	37.1%
2020	175	2,441,100	62,676,298	25.68	10.7%	47.8%
2021	115	1,364,966	38,905,376	28.50	6.6%	54.5%
2022	72	1,981,625	57,534,721	29.03	9.8%	64.3%
2023	56	724,643	21,097,698	29.11	3.6%	67.9%
2024	38	855,444	32,940,239	38.51	5.6%	73.5%
2025	23	506,751	17,955,368	35.43	3.1%	76.6%
2026 and thereafter	72	4,636,846	137,329,478	29.62	23.4%	100.0%
	1,402	20,846,279	$585,689,927	$28.10	100.0%

(a)

“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)

Relates to existing month-to-month tenancy leases and to expired leases, which converted to month-to-month tenancies until a written notice to vacate is provided by us or until a new lease agreement is agreed upon with the tenant.

At December 31, 2015, our Properties were leased to 1,245 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties with the 20 tenants having the largest amounts of space leased based upon Annualized Base Rent as of December 31, 2015:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
General Services Administration — U.S. Govt. (c)	13	157	1,436,084	6.9%	$33,498	6.4%
IBM, Inc.	1	11	964,399	4.6%	12,194	2.3%
Wells Fargo Bank, N.A.	10	20	423,028	2.0%	11,765	2.2%
Comcast Corporation	4	42	418,029	2.0%	11,515	2.2%
Northrup Grumman Corporation	2	24	284,460	1.4%	9,736	1.9%
Pepper Hamilton LLP	2	141	292,926	1.4%	9,227	1.8%
Dechert LLP	1	53	218,565	1.0%	7,872	1.5%
Lincoln National Management Co.	1	55	221,659	1.1%	7,832	1.5%
KPMG LLP	2	102	175,423	0.8%	6,693	1.3%
Macquarie US	1	55	223,355	1.1%	6,168	1.2%
Deltek Systems, Inc.	1	80	157,900	0.8%	5,809	1.1%
Blank Rome	1	73	196,689	0.9%	5,395	1.0%
Drinker Biddle & Reath LLP	1	166	157,989	0.8%	5,372	1.0%
Janney Montgomery Scott, LLC	3	141	160,544	0.8%	4,714	0.9%
PricewaterhouseCoopers LLP	1	172	161,450	0.8%	4,706	0.9%
Reliance Standard Life Insurance Company	2	70	147,202	0.7%	4,396	0.8%
CSL Behring LLC	3	151	191,654	0.9%	4,338	0.8%
VWR Management Services LLC	1	108	149,858	0.7%	4,238	0.8%
Reed Smith LLP	1	171	129,966	0.6%	4,030	0.8%
State of Texas - Health and Human Services	1	130	147,837	0.7%	3,955	0.8%
Consolidated Total/Weighted Average	52	90	6,259,017	30.0%	$163,453	31.2%

(a)	The identified tenant includes affiliates in certain circumstances.
(b)

Annualized Base Rent represents the monthly base rent, excluding tenant reimbursements, for each lease in effect at December 31, 2015 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)

At year end, Cira Square, located in Philadelphia, Pennsylvania, was held for sale.  The property consists of 862,692 square feet and was 100% leased by the GSA.  This lease has annualized base rent of $24.4 million, which consists of 4.6% of annualized base rent.

Real Estate Ventures

As of December 31, 2015, we held ownership interests in 16 unconsolidated Real Estate Ventures for an aggregate investment balance of $239.9 million, of which $241.0 million is included in net assets and $1.1 million is included in other liabilities relating to the negative investment balance of one real estate venture. We formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential, and/or mixed-use properties. As of December 31, 2015, nine of the real estate ventures owned 31 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet; two real estate ventures owned 4.3 acres of undeveloped parcels of land; three real estate ventures owned 2.2 acres of land under active development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned an apartment complex that contains 398 units.

We account for our investments in these Real Estate Ventures using the equity method.  For further information regarding Real Estate Ventures, see Note 4, “Investment in Unconsolidated Ventures,” of our Consolidated Financial Statements.

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

The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 19, 2016, there were 635 holders of record of our common shares and 30 holders of record (in addition to Brandywine Realty Trust) of Class A units of the Operating Partnership. On February 19, 2016, the last reported sales price of the common shares on the NYSE was $12.15. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Paid During Quarter
First Quarter 2014	$14.97	$13.77	$0.15
Second Quarter 2014	$15.77	$13.83	$0.15
Third Quarter 2014	$16.29	$14.07	$0.15
Fourth Quarter 2014	$16.08	$13.97	$0.15
First Quarter 2015	$17.00	$14.81	$0.15
Second Quarter 2015	$16.10	$13.28	$0.15
Third Quarter 2015	$13.99	$11.72	$0.15
Fourth Quarter 2015	$13.87	$12.18	$0.15

For each quarter in 2015 and 2014, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.

In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT and (ii) 95% of our funds from operations. See Note 7, “Debt Obligations,” to our Consolidated Financial Statements for further details.

Our Board of Trustees has adopted a dividend policy designed such that our distributions are consistent with our normalized taxable income for 2015.  On December 8, 2015, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2016.  On December 9, 2014, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2015.

The following table provides information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,624,067	$15.47	4,295,559
Equity compensation plans not approved by security holders	—	—	—
Total	2,624,067	$15.47	4,295,559

(1)

Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to adoption of the 1997 Plan.  Under the 1997 Plan, as amended, the number of common shares remaining available for awards under the 1997 Plan was 4,295,559 as of December 31, 2015.

We maintain a share repurchase program under which the Board of Trustees has authorized us to repurchase common shares of Brandywine Realty Trust with no expiration date. On July 22, 2015, our Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization, 539,200 common shares were available for repurchase under the preexisting share repurchase program. During the year ended December 31, 2015, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share, totaling $67.3 million.

SHARE PERFORMANCE GRAPH

The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT ALL-REIT Total Return Index as provided by NAREIT for the period beginning December 31, 2010 and ending December 31, 2015 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2010.

	Year Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Brandywine Realty Trust	100.00	86.46	117.02	141.45	167.25	149.14
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51
NAREIT Equity Office Index	100.00	99.24	113.29	119.60	150.52	150.96

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The selected data have been revised to reflect disposition of all properties since January 1, 2011, which have been reclassified as discontinued operations for all periods presented in accordance with the accounting standard governing discontinued operations.

Brandywine Realty Trust

(in thousands, except per common share data and number of properties)

Years Ended December 31,	2015	2014	2013	2012	2011
Operating Results
Total revenue	$602,631	$596,982	$562,210	$535,679	$538,568
Income (loss) from continuing operations	(30,740)	6,024	38,982	(37,309)	(24,556)
Net income (loss)	(30,740)	6,942	43,189	6,529	(4,715)
Income (loss) allocated to Common Shares	(37,630)	(274)	35,514	(8,238)	(12,996)
Income (loss) from continuing operations per Common Share
Basic	$(0.21)	$(0.01)	$0.20	$(0.36)	$(0.24)
Diluted	$(0.21)	$(0.01)	$0.20	$(0.36)	$(0.24)
Earnings (loss) per Common Share
Basic	$(0.21)	—	$0.23	$(0.06)	$(0.10)
Diluted	$(0.21)	—	$0.23	$(0.06)	$(0.10)
Cash distributions paid per Common Share	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,225,427	$3,827,826	$3,853,006	$3,922,893	$4,061,461
Total assets (a)	4,554,511	4,835,210	4,741,615	4,479,993	4,532,627
Total indebtedness (a)	2,384,717	2,427,345	2,571,901	2,438,614	2,368,904
Total liabilities (a)	2,602,420	2,675,884	2,820,180	2,706,477	2,642,931
Noncontrolling interest	18,166	18,499	21,215	21,238	33,105
Brandywine Realty Trust’s equity	1,933,925	2,140,827	1,900,220	1,752,278	1,856,591
Other Data
Cash flows from:
Operating activities	$195,099	$188,999	$183,484	$159,110	$177,247
Investing activities	(166,452)	(270,785)	104,708	(74,864)	(46,163)
Financing activities	(229,455)	76,081	(26,534)	(83,107)	(147,239)
Funds from operations (FFO) (b)	261,793	227,662	210,373	170,533	203,396
Property Data
Number of properties owned at year end	179	200	204	221	232
Net rentable square feet owned at year end	23,015	25,083	24,765	25,079	25,221

Brandywine Operating Partnership, L.P.

(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2015	2014	2013	2012	2011
Operating Results
Total revenue	$602,631	$596,982	$562,210	$535,679	$538,568
Income (loss) from continuing operations	(30,740)	6,024	38,982	(37,309)	(24,556)
Net income (loss)	(30,740)	6,942	43,189	6,529	(4,715)
Income (loss) from continuing operations per Common Partnership Unit
Basic	$(0.21)	$(0.01)	$0.20	$(0.36)	$(0.23)
Diluted	$(0.21)	$(0.01)	$0.20	$(0.36)	$(0.23)
Income (loss) per Common Partnership Units
Basic	$(0.21)	—	$0.23	$(0.06)	$(0.09)
Diluted	$(0.21)	—	$0.23	$(0.06)	$(0.09)
Cash distributions paid per Common Partnership Unit	$0.60	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,225,427	$3,827,826	$3,853,006	$3,922,893	$4,061,461
Total assets (a)	4,554,511	4,835,210	4,741,615	4,479,993	4,532,627
Total indebtedness (a)	2,384,717	2,427,345	2,571,901	2,438,614	2,368,904
Total liabilities (a)	2,602,420	2,675,884	2,820,180	2,706,477	2,642,931
Redeemable limited partnership units	22,114	24,571	26,486	26,777	38,370
Brandywine Operating Partnership’s equity	1,927,945	2,133,745	1,894,003	1,746,739	1,851,326
Non-controlling interest	2,032	1,010	946	—	—
Other Data
Cash flows from:
Operating activities	$195,099	$188,999	$183,484	$159,110	$177,247
Investing activities	(166,452)	(270,785)	104,708	(74,864)	(46,163)
Financing activities	(229,455)	76,081	(26,534)	(83,107)	(147,239)
Funds from operations (FFO) (b)	261,793	227,662	210,373	170,533	203,396
Property Data
Number of properties owned at year end	179	200	204	221	232
Net rentable square feet owned at year end	23,015	25,083	24,765	25,079	25,221

(a)

During the fourth quarter of 2015, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which required us to reclassify debt financing costs, which were previously accounted for on the deferred costs line (assets) and present those as a direct deduction from the carrying amount of the debt liability. See Footnote 2, “Summary of Significant Accounting Policies – Reclassifications”.

(b)

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funds From Operations (FFO)," for a discussion and definition of FFO and a reconciliation of net income (loss) attributable to common unit holders to FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

OVERVIEW

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, industrial, retail and mixed-use properties. As of December 31, 2015, we owned 179 properties that contain an aggregate of approximately 23.0 million net rentable square feet and consist of 106 office properties, six industrial facilities, three mixed-use properties, one retail property (116 core properties),  59 properties classified as held for sale, two development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”).  In addition, as of December 31, 2015, we owned economic interests in 16 unconsolidated real estate ventures which own properties that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”).  As of

December 31, 2015, we also owned 412 acres of undeveloped land, of which 120 acres are held for sale, and held options to purchase a land parcel containing approximately 50 additional acres of undeveloped land.  As of December 31, 2015, the total potential development that these land parcels could support under current zoning, entitlements or combination thereof, amounted to 7.1 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord California. In addition to managing properties that we own, as of December 31, 2015, we were managing approximately 6.5 million net rentable square feet of office and industrial properties for third parties and the Real Estate Ventures.  Unless otherwise indicated, all references in this Form 10-K to square feet represent rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2015 revenue.

During the year ended December 31, 2015, we were managing our portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia CBD, (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California/Other. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas. The California segment includes properties in the City of Oakland and City of Concord, California.  For additional information, see Item 1., “Business - 2015 Transactions.” Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

As a result of the Och Ziff Sale that occurred on February 4, 2016, we have narrowed our segments to four core markets located in; (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och Ziff Sale, the segments previously defined as New Jersey/Delaware and California will be managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. Accordingly, the chief operating decision maker is revising the management structure and allocating more resources to the four core markets beginning January 1, 2016.

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

Factors that May Influence Future Results of Operations

Global Market and Economic Conditions

In the U.S., market and economic conditions have been improving, characterized by more availability to credit, increasing interest rates and modest growth. While recent economic data reflects modest growth, the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads. Volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. The continuation of these market conditions may limit our ability, as well as the ability of our tenants, to timely refinance maturing liabilities and access capital markets to meet liquidity needs.

Real Estate Asset Valuation

General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Challenging economic conditions in the U.S., declining demand for leased office, industrial, retail, or mixed-use properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our properties. If we were required under GAAP to write down the carrying value of any of our properties due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.

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

Equity Method Investment Valuation

Our equity method investments, primarily our investment in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate.  Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments.  As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. In valuing our equity method investments, fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. However, such quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate or we are unable to lease our development projects, it could result in declines in the fair value of our equity method investments that are other than temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments and our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.

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

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, through 2015 and possibly beyond as the current economic climate may negatively impact tenants.

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

We continued to seek revenue growth in fiscal year 2016 by increasing occupancy and rental rates. Occupancy in our core portfolio at December 31, 2015 was 93.5%, compared to 91.4% at December 31, 2014.

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2015:

	Year ended	Year ended
	December 31, 2015	December 31, 2014
Leasing Activity:
Total net rentable square feet owned (1)	16,956,840	23,285,890
Occupancy percentage (end of period) (1)	93.5%	91.4%
Average occupancy percentage (1)	91.4%	89.2%
Retention rate	77.1%	71.4%
New leases and expansions commenced (square feet)	1,323,393	2,015,711
Leases renewed (square feet)	1,661,930	1,707,178
Net absorption (square feet) (2)	268,988	503,612
Percentage change in rental rates per square feet (3)
New and expansion rental rates	16.1%	2.5%
Renewal rental rates	5.2%	11.8%
Combined rental rates	8.8%	8.5%
Capital Costs Committed (4)
Leasing commissions (per square feet)	$4.38	$7.50
Tenant Improvements (per square feet)	$15.79	$17.34
Weighted average lease term (years)	7.8	8.2
Total capital per square foot per lease year	$2.42	$2.74

(1)	For each period, includes all properties in the core portfolio and does not include properties under development or redevelopment, held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 5.8% of our aggregate final annualized base rents as of December 31, 2015 (representing approximately 7.6% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2016.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. In our core portfolio the retention rate for the twelve month period ended December 31, 2015 is 77.1% compared to a retention rate of 71.4% for the twelve month period ended December 31, 2014. Rental rates on leases expiring during 2015 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.2 million or 9.1% of total receivables (including accrued rent receivable) as of December 31, 2015 compared to $15.3 million or 9.1% of total receivables (including accrued rent receivable) as of December 31, 2014.

If poor economic conditions materialize, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

FMC Tower at Cira Centre South

On October 31, 2013, we determined to proceed with development of the FMC Tower at Cira Centre South (the “FMC Tower”) (formerly the Cira Walnut Tower), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania, a 49-story mixed-use office tower on a site ground leased from the University of Pennsylvania. We currently expect the FMC Tower to be ready for initial occupancy during the third quarter of 2016 and to include approximately 635,000 square feet of office space, 230,000 square feet of residential space consisting of 268 market rate rental apartment units, and 4,000 square feet of retail space, with an additional floor containing a full range of amenities.

We have reduced development risk by pre-leasing an aggregate of 61% of the office square feet of the FMC Tower.  The anchor tenant for approximately 280,000 square feet of office space is FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally.  The lease with FMC Corporation has an initial term of sixteen (16) years from initial occupancy. In addition, we also pre-leased approximately 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.
We anticipate the project cost to total $385.0 million, of which $202.8 million has been funded through December 31, 2015. We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured line of credit, capital raised through one or more joint venture formations, proceeds from asset sales or equity and debt financing.  The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to conclude during the third quarter of 2016.

We may joint venture or pre-sell the residential component of the FMC Tower.  Pursuant to this objective, we have executed a property management agreement with a residential development and operating company that contemplates either outcome.

Our ground lease with the University of Pennsylvania has a term through July 2097, with a variable rent that would provide the University of Pennsylvania with a percentage of the cash flow or proceeds of specified capital events subject to receipt of a priority return on the Operating Partnership’s investment.

1919 Ventures

On October 27, 2014, 1919 Ventures, a 50/50 joint venture between LCOR and us, announced a planned 29-story, 455,000 square foot contemporary glass tower development at 1919 Market Street in Philadelphia, Pennsylvania.  The tower has been designed as a mixed-use development consisting of residential, retail and parking components. The residential component of the project will be comprised of 321 luxury apartments. The commercial space will consist of 24,000 square feet and was 100% pre-leased at December 31, 2015.  The parking component will consist of a 215-car structured parking facility.  Total project costs are estimated at $148.1 million.  A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million was fully funded with equity contributions from each of us and LCOR.  As of December 31, 2015, $19.4 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of us and LCOR.

4040 Wilson Venture

4040 Wilson, a 50/50 joint venture between Ashton Park and us, expects to develop a 426,000 square foot office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $194.6 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from us, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through a construction lender that has not yet been determined. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  We expect groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs.

Land Holdings

As of December 31, 2015, we owned approximately 412 acres of undeveloped land, of which 120 acres was held for sale, and held options to purchase a land parcel containing approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates.  As of December 31, 2015, the total potential development that these land parcels could support amounted to 7.1 million square feet.

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.  See Item 1A., “Risk Factors.”

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire older existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe that successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included elsewhere in this report.

Operating Properties

Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of operating properties reflects their purchase price or development cost. Acquisition costs related to business combinations are expensed as incurred, whereas the costs related to asset acquisitions are capitalized as incurred.  Costs incurred for the renovation and betterment of an operating property are capitalized to our investment in that property. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Purchase Price Allocation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease (includes the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal periods that are considered probable.

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

We record development acquisitions that do not meet the accounting criteria to be accounted for as business combinations at the purchase price paid. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition.

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of the properties included within our impairment analysis. We update leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicates an impairment in value. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that we will dispose of assets earlier, we analyze the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various possible hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when our plans change, we revise our recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with our revised plans.

Estimated cash flows used in such analysis are based on our plans for the property and our views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and the our direct experience with the properties and their markets.

We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs; if the determination is made that the estimated fair value, net of selling costs, is less than the net book value of the property, an impairment loss is recognized equal to the difference and reduces the net book value of the property. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on the consolidated balance sheet for such periods.

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

Investments in Unconsolidated Real Estate Ventures

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

We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed the primary beneficiary, (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence and (iii) entities that are non-VIEs which we maintain an ownership interest through our general partner status, but in which the limited partners in the entity have the substantive ability to dissolve the entity or remove us without cause or have substantive participating rights. We continuously assess our determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners in an entity have substantive rights, including if certain events occur that are likely to cause a change in original determinations.

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For Real

Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis.

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

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as our property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease.

In addition, our rental revenue is impacted by our determination of whether improvements to the properties, whether made by us or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment.  In making this judgment, our primary consideration is whether the improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If we have funded an improvement that we determine not to be landlord assets, then we treat the cost of the improvement as lease incentives. If the tenant has funded the improvement that we determine to be landlord assets, then we treat the costs of the improvement as deferred revenue and amortizes this cost into revenue over the lease term.

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

Tenant reimbursements are recognized and presented in accordance with accounting guidance which requires that these reimbursements be recorded on a gross basis because we are generally the primary obligor with respect to the goods and services the purchase of which gives rise to the reimbursement obligation; because we have discretion in selecting the vendors and suppliers; and because we bear the credit risk in the event they do not reimburse us. We also receive payments from third parties for reimbursement of a portion of the payroll and payroll-related costs for certain of our personnel allocated to perform services for these third parties and reflects these payments on a gross basis.

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

Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We record development fees on a percentage of completion basis taking into account the risk associated with each project.

We recognize fees received for lease terminations as revenue and write off against such revenue any deferred rents receivable. The resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

Income Taxes

Parent Company

The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, the Parent Company may elect to treat one or more of its subsidiaries as REITs. In order to continue to qualify as a REIT, the Parent Company and each of its REIT subsidiaries are required to, among other things, distribute at least 90% of their REIT taxable income to their stockholders and meet certain tests regarding the nature of their income and assets. As REITs, the Parent Company and its REIT subsidiaries are not subject to federal income tax with respect to the portion of their income that meets certain criteria and is distributed annually to the stockholders. Accordingly, no provision for federal income taxes is included in the accompanying Consolidated Financial Statements with respect to the operations of these REITs. The Parent Company and its REIT subsidiaries, if any, intend to continue to operate in a manner that allows them to continue to meet the requirements for taxation as REITs, including changes to the rules governing REITs made in the Protecting Americans From Tax Hikes Act 2015, signed into law on December 18, 2015. Many of these requirements, however, are highly technical and complex. If the Parent Company or one of its REIT subsidiaries were to fail to meet these requirements, they would be subject to federal income tax.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that represents an estimate of losses that may be incurred from the inability of tenants to make required payments. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, we evaluate specific accounts where we have determined that a tenant may have an inability to meet its financial obligations. In these situations, we use our judgment, based on the facts and circumstances, and record a specific reserve for that tenant against amounts due to reduce the receivable to the amount that we expect to collect. These reserves are re-evaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories. If the financial condition of our tenants were to deteriorate, additional allowances may be required. For accrued rent receivables, we consider the results of the evaluation of specific accounts as well as other factors including assigning risk factors to different industries based on our tenants’ standard industrial classification. Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions.

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

RESULTS OF OPERATIONS

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses.  Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management.  NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18, “Segment Information,” to the Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18, “Segment Information,” to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 107 properties containing an aggregate of approximately 15.7 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2015 and 2014. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2014 and owned through December 31, 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2014 or disposed prior to December 31, 2015.  A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2015 and 2014) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2015 and 2014 (in thousands).

The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2015	2014	Increase/(Decrease)	2015	2014	2015	2014	2015	2014	2015	2014	Increase/(Decrease)
Revenue:
Cash rents	$348,734	$340,872	$7,862	$11,130	$3,831	$8,436	$8,462	$86,801	$108,094	$455,101	$461,259	$(6,158)
Straight-line rents	18,190	13,920	4,270	2,299	855	(118)	20	3,296	1,251	23,667	16,046	7,621
Above/below market rent amortization	3,494	5,189	(1,695)	3,280	-	1,092	1,033	97	155	7,963	6,377	1,586
Total rents	370,418	359,981	10,437	16,709	4,686	9,410	9,515	90,194	109,500	486,731	483,682	3,049
Tenant reimbursements	58,631	54,928	3,703	2,802	523	1,606	1,882	22,683	27,546	85,722	84,879	843
Termination fees	4,420	6,819	(2,399)	-	-	-	-	377	1,181	4,797	8,000	(3,203)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	18,764	17,200	18,764	17,200	1,564
Other	3,281	1,726	1,555	261	14	71	110	3,004	1,371	6,617	3,221	3,396
Total revenue	436,750	423,454	13,296	19,772	5,223	11,087	11,507	135,022	156,798	602,631	596,982	5,649
Property operating expenses	134,940	130,628	(4,312)	2,582	1,165	6,382	6,080	37,266	39,457	181,170	177,330	(3,840)
Real estate taxes	38,144	38,533	389	2,028	355	1,085	986	9,366	11,970	50,623	51,844	1,221
Third party management expenses	-	-	-	-	-	-	-	6,294	6,791	6,294	6,791	497
Net operating income	263,666	254,293	9,373	15,162	3,703	3,620	4,441	82,096	98,580	364,544	361,017	3,527
Depreciation and amortization	155,468	152,642	(2,826)	18,670	976	5,178	7,152	39,713	47,799	219,029	208,569	(10,460)
General & administrative expenses	-	-	-	-	-	-	-	29,406	26,779	29,406	26,779	(2,627)
Provision for impairment (d)	-	-	-	-	-	-	-	82,208	1,765	82,208	1,765	(80,443)
Operating income (loss)	$108,198	$101,651	$6,547	$(3,508)	$2,727	$(1,558)	$(2,711)	$(69,231)	$22,237	$33,901	$123,904	$(90,003)
Number of properties	107	107		9		4		59		179
Square feet	15,664	15,664		1,292		1,271		4,788		23,015
Core Occupancy % (e)	93.0%	91.2%		99.7%
Other Income (Expense):
Interest income										1,224	3,974	(2,750)
Tax credit transaction income										19,955	11,853	8,102
Interest expense										(110,717)	(124,329)	13,612
Interest expense — Deferred financing costs										(4,557)	(5,148)	591
Interest expense —Financing obligation										(1,237)	(1,144)	(93)
Recognized hedge activity										-	(828)	828
Equity in loss of real estate ventures										(811)	(790)	(21)
Net gain on sale of interests in real estate										20,496	4,901	15,595
Net gain on sale of undepreciated real estate										3,019	1,184	1,835
Net gain from remeasurement of investments in real estate ventures										758	458	300
Net gain (loss) on real estate venture transactions										7,229	(417)	7,646
Loss on early extinguishment of debt										-	(7,594)	7,594
Income (loss) from continuing operations										(30,740)	6,024	(36,764)
Income from discontinued operations										-	918	(3,289)
Net income (loss)										$(30,740)	$6,942	$(40,053)
Net loss per common share										$(0.21)	$-	$(0.21)

EXPLANATORY NOTES

(a)	Results include: Nine assets completed/acquired and placed in service.
(b)	Results include: two developments, one redevelopment and one re-entitlement property.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees.  Includes 25 properties sold, 59 properties held for sale and two properties that were contributed to an unconsolidated real estate venture in which we have a 50% ownership interest.

(d)

A held for use impairment charge of $27.5 million was recorded on three properties in our Metropolitan, D.C. segment as of December 31, 2015. We have excluded this impairment from the Same Store Property Portfolio operating income.  See Note 3, “Real Estate Investments” to the Consolidated Financial Statements for further information.

(e)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $6.2 million from 2014 to 2015, primarily attributable to a decrease of $22.0 million from the 34 properties disposed of between September 30, 2014 and December 31, 2015.  This decrease was offset by an increase of $7.9 million in the Same Store Property Portfolio primarily due to a 1.8% increase in occupancy in 2015 compared to 2014 and an increase of $7.3 million in Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and two developments placed into service during the second quarter of 2014 at 660 Germantown Avenue in Plymouth Meeting, Pennsylvania and 200 Radnor Chester Road in Radnor, Pennsylvania.

Straight-line rents increased by $7.6 million from 2014 to 2015 on a consolidated basis which is primarily due to a $4.3 million increase which is a combination of free rent converting to cash rent subsequent to the twelve-month period ended December 31, 2014 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. An additional $2.0 million increase relates to properties sold and held for sale and $1.4 million increase due to Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015.

Above/below market rent amortization increased by $1.6 million from 2014 to 2015, primarily attributable to an increase of $3.3 million related to the Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and an increase of $0.2 million in the Pennsylvania Suburbs segment of the Same Store Property Portfolio. These increases were offset by decreases at the Same Store Property Portfolio of $0.9 million at the Philadelphia CBD segment and $1.0 in the Metropolitan D.C. segment, which are due to long-term leases, which were in place at the acquisition of certain properties in each segment, reaching their original expiration date prior to December 31, 2015.

Tenant reimbursements from the Total Portfolio increased $0.8 million from 2014 to 2015, primarily attributable to an increase of $3.7 million at the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period and $2.3 million increase from Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015. Expense recoveries increased to 33.9% during 2015 compared to 32.5% in 2014 at the Same Store Property Portfolio.  These increases were offset by a decrease of $4.9 million from properties sold/contributed to unconsolidated real estate ventures during 2014 and 2015 and properties classified as held for sale at December 31, 2015.

Termination fees at our Total Portfolio decreased by $3.2 million due to the timing and volume of early tenant move-outs during 2015 when compared to 2014.

Third party management fees, labor reimbursement and leasing income increased $1.6 million from 2014 to 2015, primarily attributable to construction management fees for the development of the Subaru of America headquarters in Camden, New Jersey, recognized during the fourth quarter of 2015 with no comparable fees earned during 2014.

Other income at our Total Portfolio increased by $3.4 million from 2014 to 2015, primarily due to: (i) $1.2 million of recognized real estate tax assessment adjustments, (ii) $0.8 million related to other income across our portfolio, (iii) $0.6 million in liquidating distributions from an unconsolidated partnership, (iv) $0.5 million from the receipt of escheat funds and (v) $0.3 million in tax settlements.

Property Operating Expenses

The increase in property operating expense of $3.8 million from 2014 to 2015 is mainly attributable to the following: (i) $3.8 million due to payroll and payroll related expenses, (ii) $3.4 million in repairs and maintenance expenditures directly attributable to the timing of our tenants’ needs, (iii) $1.5 million in pre-acquisition and tenant costs incurred for properties and lease transactions for which we determined that closing is not probable of occurring, (iv) $1.1 million in bad debt expense primarily attributable to uncollectible receivables in our Philadelphia CBD portfolio, (v) $1.1 million in office expenses, (vi) $0.8 million in management fees and (vii) $0.7 million in utilities.

The increase of $12.4 million in property operating expense described above was primarily offset by $8.6 million in decreases from properties sold/contributed to unconsolidated real estate ventures during 2014 and 2015.

Real Estate Taxes

Real estate taxes across our total portfolio decreased by $1.2 million from 2014 to 2015, primarily attributable to a decrease of $2.8 million from properties sold/contributed to unconsolidated real estate ventures during 2014 and 2015.  These decreases were primarily offset by increases of $1.0 million from Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and $0.4 million from the Same Store Property Portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased by $10.5 million from 2014 to 2015, of which $17.7 million is attributable to Recently Completed/Acquired Properties. Depreciation expense related to the Same Store Property Portfolio increased $2.8 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. These increases were offset by $10.1 million of decreases in depreciation expense, which is primarily attributable to an $8.1 million decrease for properties sold subsequent to the year ended December 31, 2014. The remaining decrease of $2.0 million for Development/Redevelopment Properties primarily relates to a re-entitlement, during the second quarter of 2013, of a property for residential and mixed-use development. Accordingly, we shortened the useful life of the building to the expected demolition date.  The building was fully depreciated during the first quarter of 2015, resulting in a decrease of $2.9 million in 2015 compared to 2014.

General and Administrative Expenses

General and administrative expenses across our Total Portfolio increased by $2.6 million from 2014 to 2015, primarily attributable to a $1.0 million increase in stock-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of compensation of our executive personnel meeting qualifying retirement provisions.  Acquisition deal costs increased $0.5 million, primarily due to the acquisition of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and costs incurred for the sale of the 120 acre land parcel and 59 office properties that were classified as held for sale as of December 31, 2015 compared to the acquisition of the Encino Trace development project during the first quarter of 2014.  In addition, we increased our charitable contributions $0.8 million from 2014 to 2015.

Provision for Impairment

During 2015, we recognized a provision for impairment consisting of the following:

•

We designated 58 office properties located in the Pennsylvania Suburbs; Metropolitan D.C.; Richmond, Virginia; and New Jersey/Delaware segments as held for sale of December 31, 2015. As the carrying value of these properties exceeded their fair value less the anticipated costs of sale, we recognized an impairment charge totaling $45.4 million during the quarter ended December 31, 2015;

•

based on our held for use impairment analysis, we determined that we would not recover the carrying value of three properties located in our Metropolitan D.C. region. Because we determined that the carrying value of these properties exceeded their fair value, a $27.5 million impairment charge was recorded during the quarter ended December 31, 2015;

•

during the quarter ended December 31, 2015, we determined to dispose of three office properties located in Carlsbad, California, a land parcel located in Berks County, Pennsylvania and a land parcel located in Wilmington, Delaware.   As the carrying value of these properties exceeded their fair value less the costs of sale, we recognized impairment losses totaling $6.9 million;

•

during the quarter ended June 30, 2015, we determined to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the cost of sale; and,

•

during the quarter ended March 31, 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale.

During the quarter ended September 30, 2014, we determined to dispose of the Valleybrooke office portfolio, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $1.8 million, which approximates the loss on sale.

See Note 3, "Real Estate Investments," to the Consolidated Financial Statements for further information related to the impairments.

Interest Income

Interest income decreased by $2.8 million, primarily due to $1.5 million of interest income from a note receivable from an unaffiliated third party during 2014 and $0.7 million from a note receivable from an unconsolidated joint venture during 2014, as well as lower average balances in interest bearing cash equivalents during 2015 compared to 2014.

Tax Credit Transaction Income

Tax Credit transaction income increased $8.1 million due to the recognition of the New Markets Tax Credit.  See Note 16, “Tax Credit Transactions” to the Consolidated Financial Statements for further information regarding this transaction.

Interest Expense

The decrease in interest expense of $13.6 million from 2014 to 2015 is primarily due to the following;

•	$9.4 million due to repurchases of $42.7 million and $114.9 million, in the third and fourth quarters of 2014, respectively, of our 7.500% Guaranteed Notes due 2015;
•	$9.2 million due to repurchases of $75.1 million and $143.5 million, in the third and fourth quarters of 2014, respectively, of our 5.400% Guaranteed Notes due 2014;
•	$5.3 million related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower and Encino Trace;
•	$1.9 million due to the repayment of our $150.0 million three-year term loan due February 2015 during the third quarter of 2014;
•	$1.6 million of mortgage interest expense related to the repayment of the Tysons Corner mortgage debt during 2015;
•	$1.3 million due to the repayment of our $100.0 million four-year term loan due February 2016 during the third quarter of 2014; and
•	$0.8 million due to the termination during 2015 of interest rate swap contracts associated with our $100.0 million four-year term loan due February 2016.

The decrease of $29.5 million in interest expense described above was primarily offset by the increases of $7.7 million related to the September 2014 issuance of $250.0 million in principal amount of 4.10% Guaranteed Notes due 2024 and $8.1 million related to the September 2014 issuance of $250.0 million in principal amount of 4.55% Guaranteed Notes due 2029.

Interest Expense - Deferred Financing Costs

Interest expense - deferred financing costs decreased $0.6 million from 2014 to 2015, primarily due to the write-off of costs related to repurchases of debt during 2014, which included: (i) $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) our $150.0 million three-year term loan due February 2015, and (iv) our $100.0 million four-year term loan due February 2016.  The repurchases were partially offset by the issuance of $250.0 million in principal amount of our 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of our 4.55% Guaranteed Notes due 2029.

Recognized Hedge Activity

The loss from recognized hedge activity decreased $0.8 million during 2015 due to the September 16, 2014 repayment of the entire $150.0 million three-year term loan ahead of its scheduled February 2015 maturity.  In connection with these repayments a $0.8 million charge on the termination of associated interest rate swap contracts was incurred. There were no comparable charges incurred during 2015.

Net Gain on Sale of Interests in Real Estate

During 2015, the $20.5 million net gain on disposition of interests in real estate resulted from the sale of 25 office properties located in Mt. Laurel, New Jersey; Wayne, Pennsylvania; King of Prussia, Pennsylvania; Richmond, Virginia; Newark/Wilmington, Delaware; Oakland and Carlsbad, California; and Cherry Hill, New Jersey. See Item 2., “Properties - Property Sales,” for further information. During 2014, the $4.9 million net gain on disposition of real estate resulted from the sale of an office property located in Reston, Virginia.

Net Gain on Sale of Undepreciated Real Estate

During 2015, the $3.0 million net gain on the sale of undepreciated real estate resulted from the sale of four land parcels totaling 14.7 acres located in Wilmington, Delaware; Mount Laurel, New Jersey; Austin, Texas; and Oakland, California compared to the 2014 gain of $1.2 million related to the sale of two land parcels totaling 22.1 acres located in Dallas, Texas and Austin, Texas.

Net Gain on Remeasurement of Investments in Real Estate Ventures

The $0.8 million gain recognized during 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates. The gain recognized during 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce Square partnerships.

Net Gain on Real Estate Venture Transactions

The $7.2 million gain recognized during 2015 consists of the $5.2 million gain recognized on the sale of our interest in the Residence Inn real estate venture and $2.0 million related to the contribution of Encino Trace to the Austin Venture.  The $0.4 million loss during 2014 relates to the contribution of Four Points Centre to the Austin Venture.

Loss on Early Extinguishment of Debt

During 2014, we (i) repurchased $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) repurchased $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) repaid the entire $150.0 million three-year term loan due February 2015 and (iv) repaid the entire $100.0 million four-year term loan due February 2016, which resulted in a net loss on early extinguishment of debt of $7.6 million.  There we no such repurchases during 2015.

Discontinued Operations

During 2015, there were no property sales classified as discontinued operations. During 2014, the gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey.

Net Income

Net income decreased by $40.1 million from 2014 to 2015 as a result of the factors described above.

Earnings per Common Share

Net loss per share was ($0.21) during 2015 as compared to net income per share of $0.00 during 2014 as a result of the factors described above.

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

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2014	2013	Increase/(Decrease)	2014	2013	2014	2013	2014	2013	2014	2013	Increase/(Decrease)
Revenue:
Cash rents	$407,080	$395,419	$11,661	$37,799	$3,460	$8,462	$8,389	$7,916	$26,916	$461,257	$434,184	$27,073
Straight-line rents	11,783	16,887	(5,104)	4,167	2,672	20	170	78	308	16,048	20,037	(3,989)
Above/below market rent amortization	4,561	5,765	(1,204)	727	48	1,033	991	56	362	6,377	7,166	(789)
Total rents	423,424	418,071	5,353	42,693	6,180	9,515	9,550	8,050	27,586	483,682	461,387	22,295
Tenant reimbursements	61,716	60,765	951	17,368	487	1,882	1,567	3,913	16,268	84,879	79,087	5,792
Termination fees	7,331	4,481	2,850	669	-	-	-	-	16	8,000	4,497	3,503
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	17,200	13,053	17,200	13,053	4,147
Other	2,176	2,863	(687)	332	2	110	175	603	1,146	3,221	4,186	(965)
Total revenue	494,647	486,180	8,467	61,062	6,669	11,507	11,292	29,766	58,069	596,982	562,210	34,772
Property operating expenses	151,645	147,996	(3,649)	22,004	1,691	6,089	5,129	(2,408)	5,590	177,330	160,406	(16,924)
Real estate taxes	42,606	45,894	3,288	5,856	778	987	1,575	2,395	7,365	51,844	55,612	3,768
Third party management expenses	-	-	-	-	-	-	-	6,791	5,751	6,791	5,751	(1,040)
Net operating income	300,396	292,290	8,106	33,202	4,200	4,431	4,588	22,988	39,363	361,017	340,441	20,576
Depreciation and amortization	174,412	168,545	(5,867)	22,170	2,034	7,152	6,736	4,835	19,706	208,569	197,021	(11,548)
General & administrative expenses	-	-	-	2	183	83	1	26,694	27,444	26,779	27,628	849
Provision for impairment	-	-	-	-	-	-	-	1,765	-	1,765	-	(1,765)
Operating income (loss)	$125,984	$123,745	$2,239	$11,030	$1,983	$(2,804)	$(2,149)	$(10,306)	$(7,787)	$123,904	$115,792	$8,112
Number of properties	188	188		5		5		2		200
Square feet	21,094	21,094		2,192		1,576		221		25,083
Core Occupancy % (d)	91.4%	89.2%		87.7%
Other Income (Expense):
Interest income										3,974	1,044	2,930
Tax credit transaction income										11,853	11,853	-
Interest expense										(124,329)	(121,937)	(2,392)
Interest expense — Deferred financing costs										(5,148)	(4,676)	(472)
Interest expense —Financing obligation										(1,144)	(972)	(172)
Recognized hedge activity										(828)	-	(828)
Equity in (loss) income of real estate ventures										(790)	3,664	(4,454)
Net gain on sale of interests in real estate										4,901	-	4,901
Net gain (loss) on sale of undepreciated real estate										1,184	(137)	1,321
Net gain from remeasurement of investments in real estate ventures										458	6,866	(6,408)
Net (loss) gain on real estate venture transactions										(417)	29,604	(30,021)
Loss on early extinguishment of debt										(7,594)	(2,119)	(5,475)
Income from continuing operations										6,024	38,982	(32,958)
Income from discontinued operations										918	4,207	(3,289)
Net income										$6,942	$43,189	$(36,247)
Net income per common share										$-	$0.23	$(0.23)

EXPLANATORY NOTES

(a)	Results include: Five assets completed/acquired and placed in service.
(b)	Results include: Three developments, one redevelopment and one re-entitlement property.
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

Straight-line rents decreased by $4.0 million from 2013 to 2014 on a consolidated basis which is primarily due to a $5.1 million decrease which is a combination of free rent converting to cash rent subsequent to the twelve-month period ended December 31, 2013 at our Same Store Property Portfolio, and timing of revenue recognition under the straight-line method of accounting. An additional $1.7 million decrease relates to the expiration of a single tenant’s free rent period at 660 Germantown Pike subsequent to December 31, 2013. The decreases were offset by a $3.0 million increase related to the increase in our equity ownership interest and resulting consolidation of One and Two Commerce Square in the fourth quarter of 2013 and a $0.2 million increase relating to a development property placed into service during the second quarter of 2014.

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

Property Operating Expenses

Property operating expenses across our Total Portfolio increased by $16.9 million from 2013 to 2014, primarily attributable to: (i) an increase of $20.3 million due to additional operating expenses from properties that we acquired and placed into service during 2013 and 2014, (ii) an increase of $1.3 million in snow removal costs, (iii) an increase of $1.3 million in utilities, (iv) a net increase of $2.2 million in repairs and maintenance expenditures due to the timing of our tenants’ needs and (v) a $0.3 million increase to bad debt expense. These and other increases were offset by: (i) $8.3 million decrease from the contribution of seven office properties in Austin, Texas to the Austin Venture during the fourth quarter of 2013 and (ii) $0.2 million decrease from the sale of an office property in Reston, Virginia during the third quarter of 2014.

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

Interest Expense

The increase in interest expense of $2.4 million from 2013 to 2014 is primarily due to the following;

•	$6.5 million related to the issuance of $250.0 million in principal amount of our 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of our 4.55% Guaranteed Notes due 2029; and
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

Interest Expense - Deferred Financing Costs

Interest expense - deferred financing costs increased $0.5 million from 2013 to 2014, primarily due to the write-off of costs related to repurchases of debt during 2014, which included, (i) $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) $150.0 million three-year term loan due February 2015, and (iv) $100.0 million four-year term loan due February 2016.  Additional increases relate to the issuance of $250.0 million in principal amount of our 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of our 4.55% Guaranteed Notes due 2029.

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

Net Gain on Remeasurement of Investments in Real Estate Ventures

The net gain on remeasurement of investments in real estate ventures was $0.5 million during 2014 and $6.9 million during 2013. The gain recognized during 2014 resulted from the final settlement of the increase in ownership interest of the One and Two Commerce partnerships.  The 2013 net gains resulted from our taking control of Six Tower Bridge and One and Two Commerce Square during 2013 which required the remeasurement at fair value of our existing equity interest in each partnership.

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

Loss on Early Extinguishment of Debt

During 2014, we (i) repurchased $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) repurchased $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) repaid the entire $150.0 million three-year term loan due February 2015 and (iv) repaid the entire $100.0 million four-year term loan due February 2016, which resulted in a net loss on early extinguishment of debt of $7.6 million.

During 2013, we repurchased (i) $0.5 million of our 6.00% Guaranteed Notes due 2016, (ii) $9.9 million of our 7.50% Guaranteed Notes due 2015, and (iii) $20.8 million of our 5.40% Guaranteed Notes due 2014, which resulted in a net loss on early extinguishment of debt of $2.1 million.

Discontinued Operations

During 2014, there were no property sales classified as discontinued operations. The gain of $0.9 million primarily relates to the settlement of a sale that occurred during the first quarter of 2013 for a portfolio of eight office properties located in Lawrenceville, New Jersey. See Note 3, “Real Estate Investments,” for further information.

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

As of December 31, 2015, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.  The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2016 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2015, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2015, amounted to $562.7 million and $1,853.5 million, respectively.

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

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our line of credit. During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Parent Company, other than acting as the sole general partner of the Operating Partnership, also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership.  The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2015, we sold 27 properties, including two properties contributed to the Austin Venture, containing 2,649,926 in net rentable square feet and 14.7 acres of land for an aggregate sales price of $396.9 million.  Also during 2015, we purchased the remaining partnership interest in a real estate venture that owned seven office properties with a value of $118.2 million, before our portion of debt repayment of $25.6 million, and containing an aggregate of 1,112,236 square feet, a parking garage for a sales price of $17.0 million and 8.4 acres of land for an aggregate sales price of $54.2 million.

On January 14, 2016, we funded $221.4 million, consisting of $176.8 million of principal repayment, $44.5 million in prepayment charges and $0.1 million of accrued interest, in repayment of the mortgage indebtedness of Cira Square, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.5 million, consisting of $35.4 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of the Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with funds available under our unsecured revolving credit facility. Subsequent to repayment of the mortgage indebtedness, we closed on the disposition of Cira Square and the Och Ziff transactions receiving total net proceeds of $350.3 million and $353.4 million, respectively (See Note 21, “Subsequent Events,” to our Consolidated Financial Statements for further information regarding these transactions). We intend to use the net cash proceeds from the disposition of Cira Square and the Och Ziff transactions for general corporate purposes, including to reduce our outstanding debt and fund current development commitments. We continue to maintain substantial liquidity, including available cash as of February 19, 2016, of approximately $1,061.2 million, consisting of $475.6 million of liquid cash balances, primarily from the property sales that occurred subsequent to year end, and $585.6 million of availability, net of $14.4 million of outstanding letters of credit, under our Operating Partnership’s $600.0 million unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2015 and 2014, we maintained cash and cash equivalents of $56.7 million and $257.5 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Activity	2015	2014	2013
Operating	$195,099	$188,999	$183,484
Investing	(166,452)	(270,785)	104,708
Financing	(229,455)	76,081	(26,534)
Net cash flows	$(200,808)	$(5,705)	$261,658

Our principal source of cash flows is from the operation of our properties. We do not restate our cash flows for discontinued operations.

The net increase of $6.1 million in cash from operating activities during 2015 compared to 2014 is primarily attributable to the timing of cash receipts and cash expenditures in the normal course of operations.

The decrease in net cash used in investing activities of $104.3 million during 2015 compared to 2014 is primarily attributable to the following:

•

an increase of $241.3 million of net proceeds from 27 property sales during 2015, including the contribution of two office properties to the Austin Venture, and the sale of four land parcels compared to the contribution of one office property to the Austin Venture, the sale of two land parcels and the sale of six office properties during 2014 (see Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for details);

•	an increase of $169.0 million in net payments on mortgage notes receivable during 2015 compared to 2014;
•

an increase of $6.1 million from the sale of our interest in an unconsolidated real estate venture during 2015, compared to no such sales during 2014 (see Note 4, “Investment in Unconsolidated Ventures,” to the Consolidated Financial Statements for details);

•	an increase in advances for purchase of tenant assets, net of repayments of $0.8 million during 2015 when compared to 2014; and
•	a decrease of $0.2 million in escrow cash due to timing of payments.

The decrease in net cash used in investing activities of $417.4 million was partially offset by the following:

•

an increase in capital expenditures for development, tenant and building improvements and leasing commissions of $85.6 million during 2015 compared to 2014 primarily attributed to the development of FMC at Cira Centre South and Encino Trace in 2015;

•

an increase of $194.8 million in funds used to acquire operating properties, attributable to the 2015 acquisitions of the remaining interest in Broadmoor Austin Associates for net cash of $142.4 million (cash at settlement of $143.8 million, less $1.4 million of operating cash assumed), the purchase of  land parcels totaling 8.4 acres for $53.0 million and 618 Market Street in Philadelphia, Pennsylvania for $17.8 million compared to the 2014 purchase of a development project in Austin, Texas known as Encino Trace for $14.0 million, the purchase of 50% of the partnership interest in the land parcel and improvements for 1919 Ventures totaling $6.0 million and  the settlement of the One and Two Commerce Square partnership interest redemption agreement for $1.6 million.  (see Note 3, “Real Estate Investments,” and Note 4, “Investment In Unconsolidated Ventures,” to the Consolidated Financial Statements for details);

•	a decrease from the contribution of a land parcel to 1919 Ventures for net proceeds of $8.2 million during 2014 with no comparable contributions during 2015;
•

an increase in net investment in real estate ventures of $22.5 million during 2015 reflecting contributions of; (i) $30.7 million to form the JBG real estate ventures, (ii) $16.2 million to 1919 Ventures, (iii) $8.8 million to 4040 Wilson, $6.3 million to Brandywine-AI Venture LLC, (iv) $3.4 million to the Austin Venture and (v) $3.1 million to other real estate ventures.  These investments were offset by 2014 contributions of; (i) $25.2 million to the Austin Venture, (ii) $13.3 million to 4040 Wilson, (iii) $5.2 million to 1919 Ventures and (iv) $2.4 million to other real estate ventures;

•	a decrease in cash distributions from unconsolidated Real Estate Ventures of $1.2 million during 2015 compared to 2014; and
•	a decrease of $0.9 million for real estate deposits.

The net decrease of $305.5 million in cash from financing activities during 2015 compared to 2014 is mainly due to the following:

•	a decrease of $335.0 million from the receipt of net proceeds from the issuance of 21,850,000 common shares by the Parent Company during 2014, with no such issuances during 2015;
•

a decrease of $496.5 million from the receipt of net proceeds from the issuance of $250.0 million of our 4.10% Guaranteed Notes due 2024 and $250.0 million of our 4.55% Guaranteed Notes due 2029 during 2014, with no such issuances during 2015;

•	a decrease of $79.4 million from the net repayments of mortgage notes payable in 2015 compared to 2014, primarily related to the repayment of the Tysons Corner mortgage debt;
•	a decrease of $67.3 million related to the repurchase and retirement of common shares during 2015, with no such repurchases during 2014;
•

an increase in distributions paid by the Parent Company to its shareholders and on non-controlling interests of $9.5 million during 2015 compared to 2014, primarily related to the issuance of 21,850,000 common shares on August 1, 2014;

•	a decrease in stock option exercise proceeds of $2.0 million for 2015 compared to 2014; and
•	an increase of $1.5 million in debt financing costs in 2015 compared to 2014.

The net decrease of $991.2 million in cash from financing activities described above was offset by the following:

•	an increase of $50.0 million from additional term loan borrowings under the Seven-Year Term Loan;
•

a decrease in repayments of unsecured notes of $383.8 million during 2015, relating to the redemption of the 5.40% Guaranteed Notes due November 1, 2014 and the 7.50% Guaranteed Notes due May 15, 2015, with no such repayments during 2015;

•

an increase in repayments of unsecured term loans of $250.8 million during 2015 relating to the repayment of the entire principal balance of the $150.0 million three-year term loan due February 2015, the $100.0 million four-year term loan due February 2016 and $0.8 million to terminate the interest rate hedge associated with the $150.0 million three-year term loan during 2014, with no such repayments during 2015; and

•

an increase of $1.0 million from partner contributions to consolidated real estate ventures related to the formation of the Akridge Venture (See Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for details).

Capitalization

Indebtedness

The table below summarizes our indebtedness under our mortgage notes payable, our unsecured notes and our unsecured credit facility at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$562,695	$655,934
Unsecured debt	1,853,529	1,803,529
Total	$2,416,224	$2,459,463
Percent of Total Debt:
Mortgage notes payable	23.3%	26.7%
Unsecured debt	76.7%	73.3%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	5.7%	5.7%
Unsecured debt	4.7%	4.7%
Total	4.9%	5.0%
Weighted-average maturity in years:
Mortgage notes payable	8.9	7.3
Unsecured debt	6.5	7.0
Total	7.0	7.1

(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2015 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2016	$12,898	$236,570	$249,468	6.52%
2017	13,265	320,417	333,682	5.62%
2018	15,438	325,000	340,438	5.17%
2019	16,768	-	16,768	5.99%
2020	17,662	-	17,662	6.00%
2021	18,604	-	18,604	6.02%
2022	19,599	250,000	269,599	3.80%
2023	15,696	455,116	470,812	4.13%
2024	14,933	250,000	264,933	4.39%
2025	15,843	-	15,843	7.02%
Thereafter	89,805	328,610	418,415	4.94%
Totals	$250,511	$2,165,713	$2,416,224	4.92%

Unsecured Credit Facility and Term Loan

We maintain a $600.0 million four-year unsecured revolving credit facility (the “New Credit Facility”) maturing May 15, 2019 and an unsecured seven-year term loan (the “Term Loan”) in the amount of $250.0 million maturing October 8, 2022.

On October 8, 2015, we amended and restated our $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, we increased the term loan by an additional $50.0 million, lengthened the maturity date to October 8, 2022, and obtained the option to increase the aggregate amount by up to $150.0 million. The loan will bear interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 3.72%.

On May 15, 2015, we closed on a new four-year unsecured revolving credit facility that provides for borrowings of up to $600.0 million. We expect to use advances under the New Credit Facility for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties and to repay from time to time other debt. On terms and conditions specified in the credit agreement, we may enter into unsecured term loans and/or increase the initial amount of the credit facility by up to, in the aggregate for all such term loans and increases, an additional $400.0 million. The New Credit Facility includes a $65.0 million sub-limit for the issuance of letters of credit and a $60.0 million sub-limit for swing-loans. The New Credit Facility has a scheduled maturity date of May 15, 2019, and is subject to two six-month extensions on terms and conditions specified in the credit agreement.

At our option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on our credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on our credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. We had no borrowings under the New Credit Facility as of December 31, 2015.

The New Credit Facility contains financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments and dividends. The terms of the New Credit Facility require that we maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of our funds from operations (FFO) except to the extent necessary to enable us to continue to qualify as a REIT for Federal income tax purposes.

Concurrently with our entry into the New Credit Facility, we terminated our then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

On June 1, 2015, we amended our Term Loan C Agreement dated December 15, 2011 to align the above aforementioned financial and operating covenants and restrictions of the New Credit Facility with those of Term Loan C.

As amended, Term Loan C contains financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; negative pledges, transactions with affiliates and the payment of dividends. The restriction on dividends permits us to pay dividends to the greater of (i) an amount required for us to retain our qualification as a REIT and (ii) 95% of our funds from operations. The Term Loan includes financial covenants that require us to maintain an interest coverage ratio, a fixed charge coverage ratio and an unencumbered cash flow ratio above specified levels; to maintain a minimum net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of our unsecured debt to the value of our unencumbered properties.

We were in compliance with all financial and non-financial covenants under the New Credit Facility, Term Loan and our credit agreements as of December 31, 2015. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.

Unsecured Notes and Mortgage Notes

The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company.  During the year-ended December 31, 2015, we did not repurchase any of our outstanding unsecured notes.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2015.

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

On January 14, 2016, we funded $221.4 million, consisting of $176.8 million of principal repayment, $44.5 million in prepayment charges and $0.1 million of accrued interest, to repay the mortgage indebtedness of the IRS Philadelphia Campus, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, to repay the mortgage indebtedness of the Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  The repayment was financed with funds available under the New Credit Facility.

On December 29, 2015, we refinanced the One Commerce Square mortgage, increasing the principal balance from $121.2 million to $130 million. The mortgage bears interest at 3.64% and the mortgage matures on April 5, 2023.

On October 9, 2015, we funded $88.4 million, including $0.4 million of accrued interest, in repayment of the Tysons Corner mortgage note with funds from the additional borrowings under the Term Loan.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the New Credit Facility, indenture and other credit agreements.

Equity

On December 8, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $26.5 million, which it paid on January 20, 2016 to its shareholders of record as of January 6, 2016.  In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of December 30, 2015.  These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on January 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on December 8, 2015, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of December 30, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on January 15, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.  In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.  During the year ended December 31, 2015, the Parent Company paid dividends in excess of the 90% criterion.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase up to $100.0 million of its common shares with no expiration date. Prior to that authorization, 539,200 common shares were available for repurchase under our share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our revolving credit facility. During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share for total cash consideration of $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Parent Company also maintains a continuous offering program (the “Offering Program”), under which we may sell up to an aggregate amount of 16,000,000 common shares until November 5, 2016 in at the market offerings. This program was put in place on November 5, 2013 in replacement of a prior continuous equity offering program that expired on March 10, 2013 (the “Prior Offering Program”). During the year ended December 31, 2015, we did not sell any shares under the Offering Program.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2015:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$562,695	$99,549	$49,120	$34,430	$379,596
Unsecured term loan	250,000	-	-	-	250,000
Unsecured debt (a)	1,603,529	149,919	625,000	-	828,610
Ground leases (b)	74,154	1,385	2,770	2,770	67,229
Development contracts (c)	236,537	219,910	16,627	-	-
Interest expense (d)	629,478	102,742	153,407	106,961	266,368
Other liabilities (e)	25,497	505	4,812	7,393	12,787
	$3,381,890	$574,010	$851,736	$151,554	$1,804,590

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)

Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania. These ground leases are discussed below.

(c)

Represents contractual obligations for wholly owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are described below. For information regarding our developments, see Item 1. “Business - Developments.”

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2015 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the liability investment balance related to Coppell Associates real estate venture located in Austin, Texas, (iii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iv) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the 4040 Wilson LLC Venture development of the Liberty Center Complex, the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C. or the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania.  For further discussion of these developments, see Item 1., “Business - Developments.”

As of December 31, 2015, we were obligated to pay a maximum of $57.4 million for tenant improvements not yet completed, of which $6.3 million relates to assets held for sale at December 31, 2015.  These amounts are not included in the above table. We expect that most of the obligations will be paid within one year.

On May 4, 2015, we entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require us to purchase a property, at a stated price of $35.0 million, until May 4, 2018.  In addition to the $35.0 million purchase price, we would be responsible for transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.

The ground leases, entered into in Philadelphia, Pennsylvania, provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by us. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments for ground leases does not include any contingent rent amounts or any reimbursed expenses.
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2015, the Operating Partnership has a balance of $2.0 million for this liability on its consolidated balance sheet.

As part our 2006 merger with Prentiss Properties Trust, our 2004 TRC acquisition and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell for a period of up to 15 years from the date of the TRC acquisition the acquired properties at One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold the applicable property to us for tax liabilities attributed to them. Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Operating Partnership entered into a historic tax credit and new markets tax credit arrangement, respectively. The Operating Partnership is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to US Bancorp or a reduction of investor capital contributions, which are reported as deferred income in the Operating Partnership’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements expired during 2015. The Operating Partnership does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

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

Guarantees

As of December 31, 2015, we had provided guarantees on behalf of certain of the real estate ventures, consisting of (i) a $24.7 million payment guaranty on the construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII.  In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Also as of December 31, 2015, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Item 1., "Business - Other Development Services") for amounts in excess of the NTE amount.  The NTE amount, currently at $77.3 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for.

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

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2015, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $562.7 million and unsecured notes with an outstanding principal balance of $1,524.9 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $29.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $32.3 million.

As of December 31, 2015, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,529.3 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.1 million at December 31, 2015.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million and $278.6 million at December 31, 2015 and December 31, 2014, respectively. The total fair value of our debt was approximately $305.5 million and $257.2 million at December 31, 2015 and December 31, 2014, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $23.3 million at December 31, 2015. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $26.0 million.

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

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the years ended December 31, 2015 and 2014:

	Years ended
	December 31, 2015	December 31, 2014
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(37,966)	$(263)
Add (deduct):
Amount allocated to unvested restricted unitholders	329	349
Net (gain) loss on real estate venture transactions	(7,229)	417
Net gain on disposition of real estate	(20,496)	(4,901)
Net gain on disposition of discontinued operations	-	(900)
Net gain from remeasurement of investments in real estate ventures	(758)	(458)
Provision for impairment (a)	81,589	1,765
Depreciation and amortization:
Real property — continuing operations	161,610	163,218
Leasing costs including acquired intangibles — continuing operations	57,034	45,159
Company’s share of unconsolidated real estate ventures	28,707	24,292
Partners’ share of consolidated joint ventures	(225)	(225)
Funds from operations	$262,595	$228,453
Funds from operations allocable to unvested restricted shareholders	(802)	(791)
Funds from operations available to common share and unit holders (FFO)	$261,793	$227,662
Weighted-average shares/units outstanding — fully diluted	180,438,141	169,411,616

(a)	In accordance with the NAREIT definition of FFO, impairments on land held for development has been excluded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial data of the Parent Company and the Operating Partnership and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Items 15(a) and 15(b) and filed as part of this Annual Report on Form 10-K. See Item 15., “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Parent Company)

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the principal executive officer and the principal financial officer of the Parent Company concluded that the Parent Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of the Parent Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2016 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2016 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Schedules of Brandywine Realty Trust
(b)	Financial Statements and Schedules of Brandywine Operating Partnership

The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this annual report on the pages indicated.

(c) Exhibits

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

3.1.4

Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (September 28, 1998) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.1.5

Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (March 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference)

3.1.6

Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 19, 1999) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 26, 1999 and incorporated herein by reference)

3.1.7

Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (December 30, 2003) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

3.1.8

Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (February 5, 2004) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

3.1.9

Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (October 3, 2005) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

3.1.10

Articles Supplementary to Declaration of Trust of Brandywine Realty Trust (April 6, 2012) classifying and designating Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share and liquidation preference $25 per share, of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated April 6, 2012 and incorporated herein by reference)

3.1.11

Articles of Amendment to Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 21, 2014 and incorporated herein by reference)

3.2.1

Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.2

First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.3

Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.2.4

Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 14, 1998 and incorporated herein by reference)

Exhibits Nos.	Description
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

3.2.19	List of partners of Brandywine Operating Partnership, L.P. (filed herewith)

Exhibits Nos.	Description

3.3	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 30, 2015 and incorporated herein by reference)

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

4.11	Form 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.12	Form of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

10.1	Revolving Credit Agreement dated as of May 15, 2015 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 21, 2015 and incorporated herein by reference)

Exhibits Nos.	Description

10.2

Amended and Restated Term Loan C Agreement dated as of October 8, 2015 (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed on October 27, 2015 and incorporated herein by reference)

10.3

Contribution Agreement dated August 18, 2004 with TRC Realty, Inc.-GP, TRC-LB LLC and TRC Associates Limited Partnership (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated August 19, 2004 and incorporated herein by reference)

10.4	Registration Rights Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.5	Tax Protection Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated September 21, 2004 and incorporated herein by reference)

10.6	Registration Rights Agreement dated as of October 3, 2005 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 4, 2005 and incorporated herein by reference)

10.7

Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.8

Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.9

Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.10

Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.11

Amended and Restated 1997 Long-Term Incentive Plan (as amended effective June 2, 2010)** (previously filed as an exhibit to Brandywine Realty Trust’s Registration Statement on Form S-8, File No. 333-167266 and incorporated herein by reference)

10.12

Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 11, 2012 and incorporated herein by reference)

10.13	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.14	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 25, 2015 and incorporated herein by reference)

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

Exhibits Nos.	Description
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

10.21

Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.22

Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.23

Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.24

Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.25

Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.26

Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.27	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.28	Form of Restricted Share Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.29	2013 -2015 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 1, 2013 and incorporated herein by reference)

10.30

Form of Restricted Share Award Agreement for non-employee Trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.31

Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.32

Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.33

Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

Exhibits Nos.	Description
10.34

Sales Agency Agreement dated November 5, 2013 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on November 5, 2013 and incorporated herein by reference)

10.35	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.36	2014-2016 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.37	Form of Cliff-Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.38

Form of Three-Year Pro Rata Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.39	Form of Cliff-Vesting Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.40	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.41	2015-2017 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.42	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.43	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.44	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.45	Purchase and Sale Agreement dated as of December 23, 2015 by and between Brandywine Operating Partnership, L.P., as seller, and KIM TopCo, Inc., as purchaser (filed herewith)

10.46	First Amendment to Agreement of Sale and Purchase dated as of January 26, 2016 by and between Brandywine Operating Partnership, L.P., as seller, and KIM TopCo, Inc., as purchaser (filed herewith)

12.1	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Realty Trust (filed herewith)

12.2	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Operating Partnership, L.P (filed herewith)

21	List of subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust (filed herewith)

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P. (filed herewith)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

Exhibits Nos.	Description
31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Material Federal Income Tax Considerations (filed herewith)

101.1

The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

**	Management contract or compensatory plan or arrangement
(d)	Financial Statement Schedule: See Item 15 (a) and (b) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 26, 2016
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 26, 2016
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 26, 2016
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 26, 2016
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 26, 2016
Wyche Fowler

/s/ James Diggs	Trustee	February 26, 2016
James Diggs

/s/ Michael J. Joyce	Trustee	February 26, 2016
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 26, 2016
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 26, 2016
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	February 26, 2016
Carol G. Carroll

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

By:	Brandywine Realty Trust, its General Partner
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter D’Alessio	Chairman of the Board and Trustee	February 26, 2016
Walter D’Alessio

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 26, 2016
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 26, 2016
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 26, 2016
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 26, 2016
Wyche Fowler

/s/ James Diggs	Trustee	February 26, 2016
James Diggs

/s/ Michael J. Joyce	Trustee	February 26, 2016
Michael J. Joyce

/s/ Anthony A. Nichols, Sr.	Trustee	February 26, 2016
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 26, 2016
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	February 26, 2016
Carol G. Carroll

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 26, 2016

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,	December 31,
	2015	2014
ASSETS
Real estate investments:
Operating properties	$3,693,000	$4,603,692
Accumulated depreciation	(867,035)	(1,067,829)
Operating real estate investments, net	2,825,965	3,535,863
Construction-in-progress	268,983	201,360
Land held for development	130,479	90,603
Total real estate investments, net	3,225,427	3,827,826
Cash and cash equivalents	56,694	257,502
Accounts receivable, net	17,126	18,757
Accrued rent receivable, net	145,092	134,051
Assets held for sale, net	584,365	18,295
Investment in Real Estate Ventures, at equity	241,004	225,004
Deferred costs, net	101,419	101,261
Intangible assets, net	111,623	99,403
Mortgage note receivable	-	88,000
Other assets	71,761	65,111
Total assets	$4,554,511	$4,835,210
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	545,753	639,631
Unsecured term loans, net	247,800	198,923
Unsecured senior notes, net	1,591,164	1,588,791
Accounts payable and accrued expenses	99,856	96,046
Distributions payable	28,249	28,871
Deferred income, gains and rent	30,413	59,452
Acquired lease intangibles, net	25,655	26,010
Liabilities related to assets held for sale	2,151	602
Other liabilities	31,379	37,558
Total liabilities	$2,602,420	$2,675,884
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2015 and 2014	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 174,688,568 and 179,293,160 issued and outstanding in 2015 and 2014, respectively	1,747	1,793
Additional paid-in-capital	3,252,622	3,314,693
Deferred compensation payable in common shares	11,918	6,219
Common shares in grantor trust, 745,686 in 2015, 384,536 in 2014	(11,918)	(6,219)
Cumulative earnings	499,086	529,487
Accumulated other comprehensive loss	(5,192)	(4,607)
Cumulative distributions	(1,814,378)	(1,700,579)
Total Brandywine Realty Trust's equity	1,933,925	2,140,827
Non-controlling interests	18,166	18,499
Total beneficiaries' equity	1,952,091	2,159,326
Total liabilities and beneficiaries' equity	$4,554,511	$4,835,210

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Years ended December 31,
	2015	2014	2013
Revenue
Rents	$486,731	$483,682	$461,387
Tenant reimbursements	85,722	84,879	79,087
Termination fees	4,797	8,000	4,497
Third party management fees, labor reimbursement and leasing	18,764	17,200	13,053
Other	6,617	3,221	4,186
Total revenue	602,631	596,982	562,210
Operating expenses:
Property operating expenses	181,170	177,330	160,406
Real estate taxes	50,623	51,844	55,612
Third party management expenses	6,294	6,791	5,751
Depreciation and amortization	219,029	208,569	197,021
General and administrative expenses	29,406	26,779	27,628
Provision for impairment	82,208	1,765	-
Total operating expenses	568,730	473,078	446,418
Operating income	33,901	123,904	115,792
Other income (expense):
Interest income	1,224	3,974	1,044
Tax credit transaction income	19,955	11,853	11,853
Interest expense	(110,717)	(124,329)	(121,937)
Interest expense - amortization of deferred financing costs	(4,557)	(5,148)	(4,676)
Interest expense - financing obligation	(1,237)	(1,144)	(972)
Recognized hedge activity	-	(828)	-
Equity in income (loss) of Real Estate Ventures	(811)	(790)	3,664
Net gain on disposition of real estate	20,496	4,901	-
Net gain (loss) on sale of undepreciated real estate	3,019	1,184	(137)
Net gain from remeasurement of investments in real estate ventures	758	458	6,866
Net gain (loss) on real estate venture transactions	7,229	(417)	29,604
Loss on early extinguishment of debt	-	(7,594)	(2,119)
Income (loss) from continuing operations	(30,740)	6,024	38,982
Discontinued operations:
Income from discontinued operations	-	18	825
Net gain on disposition of discontinued operations	-	900	3,382
Total discontinued operations	-	918	4,207
Net income (loss)	(30,740)	6,942	43,189
Net income from discontinued operations attributable to non-controlling interests	-	(10)	(55)
Net (income) loss from continuing operations attributable to non-controlling interests	339	43	(357)
Net (income) loss attributable to non-controlling interests	339	33	(412)
Net income (loss) attributable to Brandywine Realty Trust	(30,401)	6,975	42,777
Distribution to preferred shareholders	(6,900)	(6,900)	(6,900)
Nonforfeitable dividends allocated to unvested restricted shareholders	(329)	(349)	(363)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(37,630)	$(274)	$35,514

Basic income (loss) per Common Share:
Continuing operations	$(0.21)	$(0.01)	$0.20
Discontinued operations	-	0.01	0.03
	$(0.21)	$-	$0.23

Diluted income (loss) per Common Share:
Continuing operations	$(0.21)	$(0.01)	$0.20
Discontinued operations	-	0.01	0.03
	$(0.21)	$-	$0.23

Basic weighted average shares outstanding	178,162,160	166,202,649	153,140,458
Diluted weighted average shares outstanding	178,162,160	166,202,649	154,414,311
Net income (loss) attributable to Brandywine Realty Trust
Total continuing operations	$(30,401)	$6,067	$38,625
Total discontinued operations	-	908	4,152
Net income (loss)	$(30,401)	$6,975	$42,777

Distributions declared per Common Share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$(30,740)	$6,942	$43,189
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,010)	(1,190)	12,789
Loss on settlement of interest rate swaps	-	(828)	-
Reclassification of realized losses on derivative financial instruments to operations, net (1)	420	388	286
Total comprehensive income (loss)	(590)	(1,630)	13,075
Comprehensive income (loss)	(31,330)	5,312	56,264
Comprehensive income (loss) attributable to non-controlling interest	344	51	(564)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(30,986)	$5,363	$55,700

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the Years ended December 31, 2015, 2014 and 2013

(in thousands, except number of shares)

December 31, 2013

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2012	4,000,000	$40	143,538,733	290,745	$1,434	$2,780,194	$5,352	$(5,352)	$479,734	$(15,918)	$(1,493,206)	$21,238	$1,773,516
Net income									42,777			412	43,189
Other comprehensive income										12,923		152	13,075
Issuance of Common Shares of Beneficial Interest			12,650,000		127	181,907							182,034
Issuance of partnership interest in joint venture												946	946
Equity issuance costs						(744)							(744)
Conversion of LP Units to Common Shares			81,998		1	1,239						(1,240)	-
Bonus share issuance			27,918			361							361
Share-based compensation activity			438,356	34,117	4	9,417			17				9,438
Share Issuance from/to Deferred Compensation Plan			(5,012)	(12,583)			55	(55)					-
Adjustment to Non-controlling Interest						(778)						778	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 share)											(92,409)	(1,071)	(93,480)
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2014

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net income									6,975			(33)	6,942
Other comprehensive income										(1,612)		(18)	(1,630)
Issuance of Common Shares of Beneficial Interest			21,850,000		219	335,179							335,398
Equity issuance costs						(495)							(495)
Conversion of LP Units to Common Shares			228,536		2	3,612						(3,614)	-
Share-based compensation activity			403,902		6	6,857			(16)				6,847
Share Issuance from/to Deferred Compensation Plan			80,152	72,257		(90)	812	(812)					(90)
Share Choice Plan Issuance			(1,423)										-
Adjustment to Non-controlling Interest						(1,966)						1,966	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 share)											(101,164)	(1,017)	(102,181)
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2015

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net loss									(30,401)			(339)	(30,740)
Other comprehensive income										(585)		(5)	(590)
Repurchase and retirement of Common Shares of Beneficial Interest			(5,209,437)		(52)	(67,273)							(67,325)
Issuance of partnership interest in joint venture												1,025	1,025
Equity issuance costs						(105)							(105)
Bonus share issuance			8,447			125							125
Share-based compensation activity			509,675	280,011	6	5,091							5,097
Share Issuance from/to Deferred Compensation Plan			88,146	81,139		(2)	5,699	(5,699)					(2)
Share Choice Plan Issuance			(1,423)										-
Adjustment to Non-controlling Interest						93						(93)	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 share)											(106,899)	(921)	(107,820)
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(30,740)	$6,942	$43,189
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	219,029	208,569	198,731
Amortization of deferred financing costs	4,557	5,148	4,676
Amortization of debt discount/(premium), net	(755)	(531)	2,480
Amortization of stock compensation costs	5,065	4,137	6,998
Shares used for employee taxes upon vesting of share awards	(2,055)	(1,177)	(1,062)
Recognized hedge activity	-	828	-
Settlement of hedge transaction	(5,266)	-	-
Straight-line rent income	(23,668)	(16,046)	(20,136)
Amortization of acquired above (below) market leases, net	(7,960)	(6,377)	(7,170)
Straight-line ground rent expense	88	89	1,509
Provision for doubtful accounts	2,489	1,763	2,467
Net (gain) loss on real estate venture transactions	(7,418)	417	(3,683)
Net gain on sale of interests in real estate	(23,515)	(6,085)	(29,166)
Preacquisition cost write-off	1,299	-	-
Net gain from remeasurement of investment in a real estate venture	(758)	(458)	(6,866)
Loss on early extinguishment of debt	-	7,594	2,119
Provision for impairment	82,208	1,765	-
Tax credit transaction income	(19,955)	(11,853)	(11,853)
Real Estate Venture (income) loss in excess of distributions	2,034	1,954	(2,014)
Deferred financing obligation	(1,237)	(1,147)	(974)
Changes in assets and liabilities
Accounts receivable	(848)	(2,869)	(4,048)
Other assets	837	(4,111)	5,440
Accounts payable and accrued expenses	4,083	962	(526)
Deferred income, gains and rent	(521)	2,436	3,758
Other liabilities	(1,894)	(2,951)	(385)
Net cash provided by operating activities	195,099	188,999	183,484

Cash flows from investing activities:
Acquisition of properties	(150,472)	(18,443)	(161,604)
Acquisition of property - 1031 exchange funds applied	(62,812)	-	-
Proceeds from the sale of properties	247,228	118,855	423,480
Sale of property - 1031 exchange funds held in escrow	62,800	-	-
Net proceeds from the contribution of properties to an unconsolidated real estate venture	50,158	-	-
Net proceeds from the contribution of land to an unconsolidated real estate venture	-	8,212	-
Distribution of sales proceeds from a real estate venture	6,100	-	16,963
Loan provided to an unconsolidated real estate venture	-	(88,000)	-
Proceeds from repayment of mortgage notes receivable	88,000	7,026	200
Capital expenditures for tenant improvements	(97,851)	(131,077)	(109,357)
Capital expenditures for redevelopments	(48,367)	(19,245)	(6,265)
Capital expenditures for developments	(179,927)	(86,608)	(5,490)
Reimbursement from real estate venture for pre-formation development costs	-	-	1,976
Advances for the purchase of tenant assets, net of repayments	308	(540)	(127)
Investment in unconsolidated Real Estate Ventures	(68,549)	(46,098)	(33,069)
Deposits for real estate	(878)	-	-
Escrowed cash	516	283	1,902
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	8,557	9,767	7,496
Leasing costs paid	(21,263)	(24,917)	(31,397)
Net cash (used in) from investing activities	(166,452)	(270,785)	104,708

Cash flows from financing activities:
Repayments of mortgage notes payable	(222,836)	(13,441)	(11,268)
Repayments of unsecured term loan	-	(250,828)	-
Proceeds from credit facility borrowings	89,000	-	186,000
Repayments of credit facility borrowings	(89,000)	-	(255,000)
Proceeds from term loan borrowings	50,000	-	-
Proceeds from mortgage notes payable	130,000	-	-
Net proceeds from unsecured notes	-	496,459	-
Net proceeds from issuance of common shares	-	335,016	181,527
Repayments of unsecured notes	-	(383,768)	(31,369)
Debt financing costs paid	(5,202)	(3,705)	(355)
Proceeds from the exercise of stock options	127	2,143	2,381
Partner contribution to consolidated real estate venture	1,025	-	-
Repurchase and retirement of common shares	(67,320)	-	-
Distributions paid to shareholders	(114,328)	(104,731)	(97,367)
Distributions to non-controlling interest	(921)	(1,064)	(1,083)
Net cash (used in) from financing activities	(229,455)	76,081	(26,534)
(Decrease) Increase in cash and cash equivalents	(200,808)	(5,705)	261,658

Cash and cash equivalents at beginning of year	257,502	263,207	1,549
Cash and cash equivalents at end of year	$56,694	$257,502	$263,207

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2015, 2014 and 2013 of $12,150, $6,802 and $3,137, respectively	$124,953	$129,160	$118,714

Supplemental disclosure of non-cash activity:
Change in real estate investments related to a non-cash acquisition of an operating property	-	-	(21,649)
Change in operating real estate due to non-cash adjustment to land	-	-	7,752
Change in intangible assets, net related to non-cash acquisition of an operating property	-	-	(3,517)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	-	462
Change in investments in joint venture related to non-cash disposition of property	(25,127)	(5,897)	(17,628)
Change in operating real estate related to non-cash property disposition	25,127	-	-
Change in real estate investments related to non-cash property acquisition	(66,324)	-	-
Change in investments in joint venture related to non-cash acquisition of property	66,324	-	-
Change in investments in joint venture related to a contribution of land at period end	-	(1,182)	(6,058)
Change in mortgage notes payable related to acquisition of an operating property	-	-	238,082
Change in receivable from settlement of acquisitions	-	619	-
Change in other liabilities from contingent consideration related to a business combination	1,585	-	-
Change in operating real estate from contingent consideration related to a business combination	(1,585)	-	-
Change in other liabilities from deferred payment related to a asset acquisition	2,000	-	-
Change in operating real estate from deferred payment related to an asset acquisition	(2,000)	-	-
Change in capital expenditures financed through accounts payable at period end	(7,654)	7,336	11,703
Change in capital expenditures financed through retention payable at period end	6,104	6,164	(204)
Change in unfunded tenant allowance	(273)	(955)	(969)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	December 31,	December 31,
	2015	2014
ASSETS
Real estate investments:
Operating properties	$3,693,000	$4,603,692
Accumulated depreciation	(867,035)	(1,067,829)
Operating real estate investments, net	2,825,965	3,535,863
Construction-in-progress	268,983	201,360
Land held for development	130,479	90,603
Total real estate investments, net	3,225,427	3,827,826
Cash and cash equivalents	56,694	257,502
Accounts receivable, net	17,126	18,757
Accrued rent receivable, net	145,092	134,051
Assets held for sale, net	584,365	18,295
Investment in Real Estate Ventures, at equity	241,004	225,004
Deferred costs, net	101,419	101,261
Intangible assets, net	111,623	99,403
Mortgage note receivable	-	88,000
Other assets	71,761	65,111
Total assets	$4,554,511	$4,835,210
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	545,753	639,631
Unsecured term loans, net	247,800	198,923
Unsecured senior notes, net	1,591,164	1,588,791
Accounts payable and accrued expenses	99,856	96,046
Distributions payable	28,249	28,871
Deferred income, gains and rent	30,413	59,452
Acquired lease intangibles, net	25,655	26,010
Liabilities related to assets held for sale	2,151	602
Other liabilities	31,379	37,558
Total liabilities	$2,602,420	$2,675,884
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2015 and 2014	22,114	24,571
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2015 and 2014	96,850	96,850
General Partnership Capital 174,688,568 and 179,293,160 units issued and outstanding in 2015 and 2014, respectively	1,836,692	2,041,902
Accumulated other comprehensive loss	(5,597)	(5,007)
Total Brandywine Operating Partnership, L.P.'s equity	1,927,945	2,133,745
Non-controlling interest - consolidated real estate ventures	2,032	1,010
Total partners' equity	1,929,977	2,134,755
Total liabilities and partners' equity	$4,554,511	$4,835,210

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit information)

	Years ended December 31,
	2015	2014	2013
Revenue
Rents	$486,731	$483,682	$461,387
Tenant reimbursements	85,722	84,879	79,087
Termination fees	4,797	8,000	4,497
Third party management fees, labor reimbursement and leasing	18,764	17,200	13,053
Other	6,617	3,221	4,186
Total revenue	602,631	596,982	562,210
Operating expenses:
Property operating expenses	181,170	177,330	160,406
Real estate taxes	50,623	51,844	55,612
Third party management expenses	6,294	6,791	5,751
Depreciation and amortization	219,029	208,569	197,021
General and administrative expenses	29,406	26,779	27,628
Provision for impairment	82,208	1,765	-
Total operating expenses	568,730	473,078	446,418
Operating income	33,901	123,904	115,792
Other income (expense):
Interest income	1,224	3,974	1,044
Tax credit transaction income	19,955	11,853	11,853
Interest expense	(110,717)	(124,329)	(121,937)
Interest expense - amortization of deferred financing costs	(4,557)	(5,148)	(4,676)
Interest expense - financing obligation	(1,237)	(1,144)	(972)
Recognized hedge activity	-	(828)	-
Equity in income (loss) of Real Estate Ventures	(811)	(790)	3,664
Net gain on disposition of real estate	20,496	4,901	-
Net gain (loss) on sale of undepreciated real estate	3,019	1,184	(137)
Net gain from remeasurement of investments in real estate ventures	758	458	6,866
Net gain (loss) on real estate venture transactions	7,229	(417)	29,604
Loss on early extinguishment of debt	-	(7,594)	(2,119)
Income (loss) from continuing operations	(30,740)	6,024	38,982
Discontinued operations:
Income from discontinued operations	-	18	825
Net gain on disposition of discontinued operations	-	900	3,382
Total discontinued operations	-	918	4,207
Net income (loss)	(30,740)	6,942	43,189
Net loss from continuing operations attributable to non-controlling interests - consolidated real estate ventures	3	44	-
Net income (loss) attributable to Brandywine Operating Partnership	(30,737)	6,986	43,189
Distribution to preferred unitholders	(6,900)	(6,900)	(6,900)
Amounts allocated to unvested restricted unitholders	(329)	(349)	(363)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(37,966)	$(263)	$35,926

Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.21)	$(0.01)	$0.20
Discontinued operations	-	0.01	0.03
	$(0.21)	$-	$0.23

Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.21)	$(0.01)	$0.20
Discontinued operations	-	0.01	0.03
	$(0.21)	$-	$0.23

Basic weighted average common partnership units outstanding	179,697,262	167,942,246	154,929,545
Diluted weighted average common partnership units outstanding	179,697,262	167,942,246	156,203,398
Net (loss) income attributable to Brandywine Operating Partnership
Total continuing operations	$(30,740)	$6,024	$38,982
Total discontinued operations	-	918	4,207
Net income (loss)	$(30,740)	$6,942	$43,189

Distributions declared per Common Partnership Unit	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$(30,740)	$6,942	$43,189
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,010)	(1,190)	12,789
Loss on settlement of interest rate swaps	-	(828)	-
Reclassification of realized losses on derivative financial instruments to operations, net (1)	420	388	286
Total comprehensive income (loss)	(590)	(1,630)	13,075
Comprehensive loss attributable to non-controlling interest - consolidated real estate ventures	3	44	-
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(31,327)	$5,356	$56,264

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years ended December 31, 2015, 2014 and 2013

(in thousands, except Units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2012	4,000,000	$96,850	143,538,733	$1,666,341	$(16,452)	$-	$1,746,739
Net income				43,189			43,189
Other comprehensive income					13,075		13,075
Deferred compensation obligation			(5,012)				-
Issuance of LP Units			12,650,000	181,289			181,289
Issuance of partnership interest in real estate						946	946
Bonus share issuance			27,918	361			361
Conversion of LP Units to common shares			81,998	1,240			1,240
Share-based compensation activity			438,356	9,437			9,437
Adjustment of redeemable partnership units to liquidation value at period end				(778)			(778)
Redemption value of limited partnership units				(1,240)			(1,240)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders				(92,409)			(92,409)
BALANCE, December 31, 2013	4,000,000	$96,850	156,731,993	$1,800,530	$(3,377)	$946	$1,894,949

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
Net income				$6,942		$(44)	$6,898
Other comprehensive income					(1,630)		(1,630)
Deferred compensation obligation			80,152	(90)			(90)
Issuance of LP Units			21,850,000	334,903			334,903
Conversion of LP Units to common shares			228,536	3,614			3,614
Share Choice Plan Issuance			(1,423)				-
Share-based compensation activity			403,902	6,847			6,847
Adjustment of redeemable partnership units to liquidation value at period end				942			942
Adjustment to non-controlling interest				(108)		108	-
Redemption value of limited partnership units				(3,614)			(3,614)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders				(101,164)			(101,164)
BALANCE, December 31, 2014	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755

The accompanying notes are an integral part of these consolidated financial statements.

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
Net loss				$(30,740)	$	$3	$(30,737)
Other comprehensive income					(590)		(590)
Deferred compensation obligation			88,146	(2)			(2)
Repurchase and retirement of LP units			(5,209,437)	(67,430)			(67,430)
Issuance of partnership interest in real estate						1,025	1,025
Bonus share issuance			8,447	125			125
Share Choice Plan Issuance			(1,423)				-
Share-based compensation activity			509,675	5,097			5,097
Adjustment of redeemable partnership units to liquidation value at period end				1,533			1,533
Adjustment to non-controlling interest				6		(6)	-
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders				(106,899)			(106,899)
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(30,740)	$6,942	$43,189
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	219,029	208,569	198,731
Amortization of deferred financing costs	4,557	5,148	4,676
Amortization of debt discount/(premium), net	(755)	(531)	2,480
Amortization of stock compensation costs	5,065	4,137	6,998
Shares used for employee taxes upon vesting of share awards	(2,055)	(1,177)	(1,062)
Recognized hedge activity	-	828	-
Settlement of hedge transaction	(5,266)	-	-
Straight-line rent income	(23,668)	(16,046)	(20,136)
Amortization of acquired above (below) market leases, net	(7,960)	(6,377)	(7,170)
Straight-line ground rent expense	88	89	1,509
Provision for doubtful accounts	2,489	1,763	2,467
Net (gain) loss on real estate venture transactions	(7,418)	417	(3,683)
Net gain on sale of interests in real estate	(23,515)	(6,085)	(29,166)
Preacquisition cost write-off	1,299	-	-
Net gain from remeasurement of investment in a real estate venture	(758)	(458)	(6,866)
Loss on early extinguishment of debt	-	7,594	2,119
Provision for impairment	82,208	1,765	-
Tax credit transaction income	(19,955)	(11,853)	(11,853)
Real Estate Venture (income) loss in excess of distributions	2,034	1,954	(2,014)
Deferred financing obligation	(1,237)	(1,147)	(974)
Changes in assets and liabilities
Accounts receivable	(848)	(2,869)	(4,048)
Other assets	837	(4,111)	5,440
Accounts payable and accrued expenses	4,083	962	(526)
Deferred income, gains and rent	(521)	2,436	3,758
Other liabilities	(1,894)	(2,951)	(385)
Net cash provided by operating activities	195,099	188,999	183,484

Cash flows from investing activities:
Acquisition of properties	(150,472)	(18,443)	(161,604)
Acquisition of property - 1031 exchange funds applied	(62,812)	-	-
Proceeds from the sale of properties	247,228	118,855	423,480
Sale of property - 1031 exchange funds held in escrow	62,800	-	-
Net proceeds from the contribution of properties to an unconsolidated real estate venture	50,158	-	-
Net proceeds from the contribution of land to an unconsolidated real estate venture	-	8,212	-
Distribution of sales proceeds from a real estate venture	6,100	-	16,963
Loan provided to an unconsolidated real estate venture	-	(88,000)	-
Proceeds from repayment of mortgage notes receivable	88,000	7,026	200
Capital expenditures for tenant improvements	(97,851)	(131,077)	(109,357)
Capital expenditures for redevelopments	(48,367)	(19,245)	(6,265)
Capital expenditures for developments	(179,927)	(86,608)	(5,490)
Reimbursement from real estate venture for pre-formation development costs	-	-	1,976
Advances for the purchase of tenant assets, net of repayments	308	(540)	(127)
Investment in unconsolidated Real Estate Ventures	(68,549)	(46,098)	(33,069)
Deposits for real estate	(878)	-	-
Escrowed cash	516	283	1,902
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	8,557	9,767	7,496
Leasing costs paid	(21,263)	(24,917)	(31,397)
Net cash (used in) from investing activities	(166,452)	(270,785)	104,708

Cash flows from financing activities:
Repayments of mortgage notes payable	(222,836)	(13,441)	(11,268)
Repayments of unsecured term loan	-	(250,828)	-
Proceeds from credit facility borrowings	89,000	-	186,000
Repayments of credit facility borrowings	(89,000)	-	(255,000)
Proceeds from term loan borrowings	50,000	-	-
Proceeds from mortgage notes payable	130,000	-	-
Net proceeds from unsecured notes	-	496,459	-
Net proceeds from issuance of common units	-	335,016	181,527
Repayments of unsecured notes	-	(383,768)	(31,369)
Debt financing costs paid	(5,202)	(3,705)	(355)
Proceeds from the exercise of stock options	127	2,143	2,381
Partner contribution to consolidated real estate venture	1,025	-	-
Repurchase and retirement of common shares	(67,320)	-	-
Distributions paid to preferred and common partnership units	(115,249)	(105,795)	(98,450)
Net cash (used in) from financing activities	(229,455)	76,081	(26,534)
(Decrease) Increase in cash and cash equivalents	(200,808)	(5,705)	261,658
Cash and cash equivalents at beginning of year	257,502	263,207	1,549

Cash and cash equivalents at end of year	$56,694	$257,502	$263,207

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2015, 2014 and 2013 of $12,150, $6,802 and $3,137, respectively	$124,953	$129,160	$118,714

Supplemental disclosure of non-cash activity:
Change in real estate investments related to a non-cash acquisition of an operating property	-	-	(21,649)
Change in operating real estate due to non-cash adjustment to land	-	-	7,752
Change in intangible assets, net related to non-cash acquisition of an operating property	-	-	(3,517)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	-	462
Change in investments in joint venture related to non-cash disposition of property	(25,127)	(5,897)	(17,628)
Change in operating real estate related to non-cash property disposition	25,127	-	-
Change in real estate investments related to non-cash property acquisition	(66,324)	-	-
Change in investments in joint venture related to non-cash acquisition of property	66,324	-	-
Change in investments in joint venture related to a contribution of land at period end	-	(1,182)	(6,058)
Change in mortgage notes payable related to acquisition of an operating property	-	-	238,082
Change in receivable from settlement of acquisitions	-	619	-
Change in other liabilities from contingent consideration related to a business combination	1,585	-	-
Change in operating real estate from contingent consideration related to a business combination	(1,585)	-	-
Change in other liabilities from deferred payment related to a asset acquisition	2,000	-	-
Change in operating real estate from deferred payment related to an asset acquisition	(2,000)	-	-
Change in capital expenditures financed through accounts payable at period end	(7,654)	7,336	11,703
Change in capital expenditures financed through retention payable at period end	6,104	6,164	(204)
Change in unfunded tenant allowance	(273)	(955)	(969)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014, AND 2013

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office and industrial properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2015, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of December 31, 2015, the Company owned 179 properties, consisting of 106 office properties, six industrial facilities, three mixed-use properties, one retail property (116 core properties), two development properties, 59 properties classified as held for sale, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 23.0 million net rentable square feet.  In addition, as of December 31, 2015, the Company owned economic interests in 16 unconsolidated real estate ventures that contain approximately 4.3 million net rentable square feet (collectively, the “Real Estate Ventures”).  As of December 31, 2015, the Company also owned 412 acres of undeveloped land, of which 120 acres were held for sale, and held options to purchase a parcel containing approximately 50 additional acres of undeveloped land.  As of December 31, 2015, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 7.1 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that the Company owns, as of December 31, 2015, the Company was managing approximately 6.5 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

All references to building square footage, acres, occupancy percentage the number of buildings and tax basis are unaudited.

The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2015, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL, BPM and BBS.  As of December 31, 2015, the Management Companies were managing properties containing an aggregate of approximately 29.5 million net rentable square feet, of which approximately 23.0 million net rentable square feet related to Properties owned by the Company and approximately 6.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Reclassifications are related to the treatment of sold properties as discontinued operations on the statement of operations for all periods presented.

During the fourth quarter of 2015, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuances Costs (“ASU 2015-03”), which requires the Company to reclassify debt financing costs, which were previously accounted for on the deferred costs line (assets), and present them in the balance sheet as a direct deduction from the carrying amount of the debt liability. The guidance provides an exception whereby deferred financing costs associated with our credit facility remain in deferred costs (assets) on the consolidated balance sheet.  Deferred financing costs totaling $24.0 million have been reclassified in the December 31, 2014 balance sheet from the deferred costs line and netted against the debt liability.  See Recent Accounting Pronouncements below for revisions to the accounting guidance for deferred financing costs.

Principles of Consolidation

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with the accounting standard for the consolidation of variable interest entities. The accounting standard for the consolidation of VIEs requires the Company to qualitatively assess if the Company was the primary beneficiary of the VIEs based on whether the Company had (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities determined to be VIEs, but for which the Company is not the primary beneficiary, the Company’s maximum exposure to loss is the carrying amount of its investments.  As of December 31, 2015, the Company has provided guarantees on behalf of certain real estate ventures, consisting of: (i) a $24.7 million payment guaranty on the construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Ventures; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII.

When an entity is not deemed to be a VIE, the Company considers the provisions of the same accounting standard to determine whether a general partner/managing member, or the general partners/managing members as a group, controls a limited partnership or similar entity when the limited partners/non-managing members have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs and are controlled by the Company and in which the limited partners neither have the ability to dissolve the entity or remove the Company without cause nor any substantive participating rights. The Company continuously assesses its determination of whether an entity is a VIE and who the primary beneficiary is, and whether or not the limited partners/non-managing members in an entity have substantive rights, more particularly if certain events occur that are likely to cause a change in the original determinations. The Company’s assessment includes a review of applicable documents such as, but not limited to, applicable partnership agreements, limited liability company and other real estate venture agreements and management and leasing agreements to determine whether the Company has control to direct the business activities of the entities. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany transactions have been eliminated in consolidation.

As of December 31, 2015, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $422.9 million and total liabilities of $258.2 million.

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

Purchase Price Allocation

The Company allocates the purchase price of properties considered to be business combinations to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal periods that are considered probable.

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

The Company records development acquisitions that do not meet the accounting criteria to be accounted for as business combinations at the purchase price paid. Costs directly associated with development acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition.

Depreciation and Amortization

The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (5 to 55 years) and tenant improvements (the shorter of (i) the life of the asset, 1 to 16 years, or (ii) the lease term).

Construction in Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction in progress. Construction in progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred.  Internal direct construction costs totaling $7.3 million in 2015, $5.2 million in 2014, $3.7 million in 2013 and interest totaling $10.2 million in 2015, $4.8 million in 2014, and $2.6 million in 2013 were capitalized related to development of certain properties and land holdings.  The increase in capitalized costs is due to the development activity.  See Item 1., “Business - Developments,” for further discussion.

During the years ended December 31, 2015, 2014 and 2013, the Company’s internal direct construction costs are comprised entirely of capitalized salaries.  The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2015	2014	2013
Development	$2,641	$1,749	$156
Redevelopment	221	184	194
Tenant Improvements	4,429	3,261	3,323
Total	$7,291	$5,194	$3,673

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of the properties included within our impairment analysis. The Company update leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicates an impairment in value. For long-lived assets to be held and used, the Company analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that the Company will dispose of assets earlier, it analyzes the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various possible hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when the Company’s plans change, it revises its recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with its revised plans.

Estimated cash flows used in such analysis are based on the Company’s plans for the property and our views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and the Company’s direct experience with the properties and their markets.

The Company generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, the Company stops depreciating the property and estimate the property’s fair value, net of selling costs; if the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized equal to the difference and reduces the net carrying value of the property. For periods in which a property is classified as held for sale, the Company classifies the assets of the property as held for sale on the consolidated balance sheet for such periods.

The relevant accounting guidance for impairments requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan).

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties.

Accounts Receivable and Accrued Rent Receivable

Leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “accrued rent receivable, net” on the accompanying balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2015 and 2014, no tenant represented more than 10% of accounts receivable and accrued rent receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.7 million and $14.5 million in 2015, respectively and $2.0 million and $13.4 million in 2014, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants Standard Industrial Classification (SIC). Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

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

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as investments in Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time the Company ceases capitalizing interest to its investment basis. In each of the twelve months ended December 31, 2015 and 2014 the Company capitalized interest expense of $2.0 million. During the twelve months ended December 31, 2013, the Company capitalized interest expense of $0.6 million.

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

On October 17, 2014, the Austin Venture acquired River Place (See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information related to the acquisition) and funded $88.0 million of the purchase price with a short-term loan, secured by a mortgage.  The short-term financing was provided by the Company while the Austin Venture secured permanent financing.  On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds to repay in full the $88.0 million. The Company earned $0.4 million and $0.7 million of interest income for the years ended December 31, 2015 and December 31, 2014, respectively.

Deferred Financing Costs

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method. Deferred financing costs are accelerated, when debt is extinguished, as part of “Interest expense-amortization of deferred financing costs” within the Company’s consolidated statements of operations. Original issue discounts are recognized as part of the gain or loss on extinguishment of debt, as appropriate.

During the fourth quarter of 2015, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line (assets) to net against the debt liability for all periods presented.  See Recent Accounting Pronouncements below for revisions to the accounting guidance for deferred financing costs.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $21.6 million in 2015, $13.7 million in 2014 and $17.7 million in 2013. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.0 million in 2015 and $2.4 million in each of 2014 and 2013. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.8 million in 2015, $1.5 million in 2014, and $0.7 million in 2013.

In addition, the Company’s rental revenue is impacted by the Company’s determination of whether improvements to the properties, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment.  In making this judgment, the Company’s primary consideration is whether the improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive. If the tenant has funded the improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortizes this cost into revenue over the lease term.

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. For certain leases, the Company makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option. The lease term impacts the period over which the Company determines and records minimum rents and also impacts the period over which the Company amortizes lease-related costs.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance expenses, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred.

Tenant reimbursements are recognized and presented in accordance with accounting guidance which requires that these reimbursements be recorded on a gross basis because the Company is generally the primary obligor with respect to the goods and services the purchase of which gives rise to the reimbursement obligation; because the Company has discretion in selecting the vendors and suppliers; and because the Company bears the credit risk in the event they do not reimburse the Company. The Company also receives payments from third parties for reimbursement of a portion of the payroll and payroll-related costs for certain of the Company’s personnel allocated to perform services for these third parties and reflects these payments on a gross basis.

The Company recognizes gains on sales of real estate at times and in amounts determined in accordance with the accounting guidance for sales of real estate. The guidance takes into account the terms of the transaction and any continuing involvement, including in the form of management, leasing of space or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, then the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.

The Company derives parking revenues from leases, monthly parking and transient parking. The Company recognizes parking revenue as earned.

The Company receives leasing commission income, management fees and development fees from third parties.

Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company records development fees on a percentage of completion basis taking into account the risk associated with each project.

The Company recognizes fees received for lease terminations as revenue and write off against such revenue any deferred rents receivable. The resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property.

No tenant represented greater than 10% of the Company’s rental revenue in 2015, 2014 or 2013.

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

The tax basis of the Parent Company’s assets was $3.9 billion and $3.7 billion for the years ended December 31, 2015 and 2014, respectively.

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2015, 2014 or 2013.

The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items as of December 31, 2015 and 2014.

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs.  The provisions have various effective dates beginning as early as 2016.  We expect that the changes will not materially impact our operations, but the Company will continue to monitor as regulatory guidance is issued.

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

The tax basis of the Operating Partnership’s assets was $3.9 billion and $3.7 billion for the years ended December 31, 2015 and 2014, respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, as adjusted for unallocated earnings, if any, of certain securities, by the weighted average number of shares of common stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options, and conversion of the noncontrolling interests in the Operating Partnership.  Anti-dilutive shares are excluded from the calculation.

Earnings Per Unit

Basic EPS is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings, if any, of certain securities issued by the Operating Partnership, by the weighted average number of common unit equivalents outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options. Anti-dilutive units are excluded from the calculation.

Stock-Based Compensation Plans

The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2015, 4,295,559 common shares remained available for future awards under the 1997 Plan (including 2,624,067 shares available solely for options and share appreciation rights). Through December 31, 2015, all options awarded under the 1997 Plan had a one to ten-year term.

The Company incurred stock-based compensation expense of $7.3 million during 2015, of which $1.9 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred stock-based compensation on expense of $6.1 million and $8.3 million during 2014 and 2013, of which $1.7 million and $1.4 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

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
•

Level 2 inputs are inputs, other than quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include non-financial assets and liabilities measured at fair value in a business combination and the impairment or disposal of long-lived assets measured at fair value.  The Company periodically reviews its long-lived assets and equity method investments for other than temporary impairment. Any impairments recorded on equity method investments would be recorded at fair value on a non-recurring basis. The fair values assigned to the

Company's purchase price allocations primarily utilize Level 3 inputs. The fair value assigned to the long-lived assets for which there was impairment recorded utilize Level 3 inputs.

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

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update. It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued. Full retrospective application is required. Early adoption is permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015 and reclassify amounts in each period presented.  The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as the update relates only to changes in financial statement presentation. See “Reclassifications” section above for further details on the adoption of this guidance.

In February 2015, the FASB issued guidance modifying the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity must first determine if the variable interest entity model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a variable interest entity, then the voting interest model should be applied to determine whether the entity should be consolidated by the reporting entity. Key changes to the guidance include, but are not limited to: (i) limiting the extent to which related party interests are included to determine the decision maker’s effective financial interest in the entity, (ii) requiring that the limited partners in the limited partnership (or the members of a limited liability company that is similar to a limited partnership) have either substantive kick-out rights or substantive participating rights over the general partner to demonstrate that the limited partnership is a voting interest entity, (iii) changing the evaluation of whether the equity holders at risk lack decision making rights when decision making is outsourced and (iv) changing how the economics test is performed. The guidance does not amend the existing disclosure requirements for variable interest entities or voting interest model entities. The guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may elect to either apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or apply the amendments retrospectively. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Parent Company. As the Operating Partnership is already consolidated in the balance sheets of the Parent Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Parent Company. The Company has determined that the adoption of this guidance will not have a significant impact on our existing consolidation conclusions and we plan to adopt the guidance as of January 1, 2016.

3. REAL ESTATE INVESTMENTS

As of December 31, 2015 and 2014 the gross carrying value of the Company’s Properties was as follows (in thousands):

	2015	2014
Land	$513,268	$669,635
Building and improvements	2,719,780	3,409,303
Tenant improvements	459,952	524,754
	3,693,000	4,603,692
Assets held for sale - real estate investments (a)	794,588	27,436
Total	$4,487,588	$4,631,128

(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale. See Held for Sale section below.

Acquisitions and Dispositions

2015

Acquisitions

The Company completed each of the transactions described below with unaffiliated third parties in arms’ length transactions.

On July 7, 2015, the Company acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. The Company funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was deferred until the earlier of the commencement of development or 24 months from settlement. The Company accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on its consolidated balance sheet. In connection with the purchase agreement, if certain land parcels adjacent to 2100 Market Street are acquired from unaffiliated third parties, the Company may be required to pay additional consideration to the seller of 2100 Market Street. The unaffiliated third parties are not party to this transaction and any land parcels acquired will be acquired in arm’s length transactions. The amount of additional consideration, if any, payable to the seller of 2100 Market Street cannot be determined at this time. The Company has not yet determined the timing and cost of construction for the project as of December 31, 2015.

On June 22, 2015, through a series of transactions with International Business Machines ("IBM"), the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million. The aggregate purchase price includes the carrying amount of our investment in Broadmoor Austin Associates of $66.3 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 22, 2015. The Company funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. The Company incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.

The Company previously accounted for its 50.0% non-controlling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, the Company obtained control of Broadmoor Austin Associates and the Company's existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, the Company recorded a $0.8 million gain on remeasurement.

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

June 22, 2015
Building, land and improvements	$163,271
Land inventory	6,045
Intangible assets acquired (a)	50,637
Below market lease liabilities assumed (b)	(8,600)
$211,353

Return of existing equity method investment	(66,324)
Gain on remeasurement	(758)
Net working capital assumed	(450)
Total cash payment at settlement	$143,821

(a)	Weighted average amortization period of 4.0 years.
(b)	Weighted average amortization period of 1.5 years

The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2015 and 2014, respectively, as though the acquisition of Broadmoor Austin Associates was completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except for per share amounts).

	December 31,
	2015	2014

Pro forma revenue	$612,649	$618,119
Pro forma income (loss) from continuing operations	(36,704)	(7,371)
Pro forma net income (loss) available to common shareholders	(43,594)	(13,669)

Earnings (loss) per common share from continuing operations:
Basic -- as reported	$(0.17)	$0.04
Basic -- as pro forma	$(0.21)	$(0.04)

Diluted -- as reported	$(0.17)	$0.04
Diluted -- as pro forma	$(0.21)	$(0.04)

Earnings (loss) per common share:
Basic -- as reported	$(0.21)	$-
Basic -- as pro forma	$(0.24)	$(0.08)

Diluted -- as reported	$(0.21)	$-
Diluted -- as pro forma	$(0.24)	$(0.08)

For the year ended December 31, 2014, $0.2 million of acquisition related costs are included as if the transaction occurred January 1, 2014.

On April 6, 2015, the Company acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. The Company funded the cost of this acquisition with available corporate funds. The Company capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on the Company's consolidated balance sheet. On May

12, 2015, the Company subsequently contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between the Company and Jaco 25 M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. The Company holds a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to the Company during 2015. 25 M Street is consolidated within the Company's financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. As of December 31, 2015, 25 M Street had not finalized development plans and total development costs, or received committed debt financing.

On April 2, 2015, the Company acquired, from an unaffiliated third party, a property located at 618 Market Street in Philadelphia, Pennsylvania, comprised of a 330-space parking garage and 14,404 net rentable square feet for $19.4 million. Although the property is currently fully operational, the Company intends to either redevelop the existing property or demolish and fully develop the property. As of December 31, 2015, we had not yet begun any such development or redevelopment plans. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million, and cash of $17.8 million.

The Company has treated the acquisition of 618 Market Street as a business combination and allocated the purchase price to the tangible and intangible assets. The Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangible assets acquired. The Company allocated $19.2 million to building, land and improvements and $0.2 million to intangible assets.

The fair value of contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level 3 for fair value reporting. As of December 31, 2015, there was no significant changes to the inputs and the liability remains within Level 3 for fair value reporting.

Dispositions

The Company sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain On Sale (a)
December 31, 2015	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$76,700	$50,158	$2,008	(b)
December 29, 2015	Laurel Corporate Center	Mt. Laurel, NJ	6	560,147	56,500	56,253	2,901
December 18, 2015	Carlsbad Properties	Carlsbad, CA	3	196,075	30,400	29,568	-	(c)
December 18, 2015	751-761 Fifth Ave	King of Prussia, PA	1	158,000	4,600	4,245	894
September 29, 2015	1000 Howard Boulevard	Mt. Laurel, NJ	1	105,312	16,500	15,780	4,828
August 13, 2015	Bay Colony Office Park	Wayne, PA	4	247,294	37,500	36,386	269
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	4,900	4,640	372
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	4,100	3,911	-	(d)
April 24, 2015	Christina & Delaware Corporate Centers	Newark, DE / Wilmington, DE	5	485,182	50,100	49,579	1,749
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	65,000	62,800	-	(e)
January 8, 2015	1000 Atrium Way / 457 Haddonfield Road (Atrium I / Libertyview)	Mt. Laurel, NJ / Cherry Hill, NJ	2	221,405	28,300	26,778	8,981
Total Dispositions			27	2,649,926	$374,600	$340,098	$22,002	(f)

(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

On December 31, 2015, the Company contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 square feet in Austin, Texas to one of its existing real estate ventures (the “Austin Venture”) that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). When these two properties were contributed to the Austin Venture the Company had incurred a total of $76.7 million of development costs, representing the contribution value.  The project is expected to cost $91.3 million with remaining costs fully funded by the Austin Venture.  In conjunction with the contribution: (i) the Austin Venture obtained a $30.0 million mortgage loan; (ii) DRA contributed $25.1 million in net cash to the capital of the Austin Venture, including a $1.8 million working capital contribution; and (iii) the Austin Venture distributed $50.2 million to the Company and credited the Company with a $23.3 million capital contribution to the Austin Venture. In addition to the contribution of the properties, the Company also made a $1.8 million cash contribution to the Austin Venture for working capital. The Company recognized a $2.0 million gain on the contribution. Under the Encino Trace loan agreement the Austin Venture has the option, subject to certain leasing and loan-to-value requirements, to borrow an additional $29.7 million to fund tenant improvements and leasing commissions.

(c)	The Company recorded an impairment loss of $6.3 million for the Carlsbad office properties during the fourth quarter of 2015. As such, there was no gain at disposition for this property.
(d)	The Company recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain at disposition for this property.
(e)

The Company recorded an impairment loss of $1.7 million for Lake Merritt Tower at March 31, 2015. As such, there was no gain at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

(f)	Total gain on sale does not include a deferred gain of $0.5 million related to a prior sale.

The Company sold the following land parcels, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
December 18, 2015	Two Christina Centre	Wilmington, DE	1	1.6	$6,500	$5,986	$-	(b)
September 1, 2015	7000 Midlantic	Mt. Laurel, NJ	1	3.5	2,200	1,742	(169)
August 31, 2015	Four Points	Austin, TX	1	8.6	2,500	2,344	71
August 25, 2015	Two Kaiser Plaza	Oakland, CA	1	1.0	11,100	11,016	3,117
Total Dispositions			4	14.7	$22,300	$21,088	$3,019
(a)	Gain/(Loss) on sale includes closing and other transaction related costs.
(b)	The Company recorded an impairment loss of $0.3 million for Two Christina Centre during the fourth quarter of 2015. As such, there was no gain/(loss) at disposition for this land parcel.

Held for Sale

The following is a summary of properties classified as held for sale but which did it not meet the criteria to be classified within discontinued operations at December 31, 2015 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2015
	Och-Ziff Properties (a)	2970 Market Street (b)	Greenhills Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$526,099	$268,489	$-	$794,588
Accumulated depreciation	(179,092)	(34,489)	-	(213,581)
Operating real estate investments, net	347,007	234,000	-	581,007
Construction-in-progress	1,915	25	-	1,940
Land held for development	-	-	837	837
Total real estate investments, net	348,922	234,025	837	583,784
Intangible assets, net	581	-	-	581
Total assets held for sale, net	$349,503	$234,025	$837	$584,365

LIABILITIES HELD FOR SALE
Acquired lease intangibles, net	$192	$-	$-	$192
Other liabilities	1,959	-	-	1,959
Total liabilities held for sale	$2,151	$-	$-	$2,151

(a)

On February 4, 2016, the Company disposed of its interests in 58 properties located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments in a series of related transactions with Och Ziff Real Estate. During the fourth quarter of 2015, significant provisions were agreed upon by both the Company and Och Ziff Real Estate and, as a result, the Company determined that the sale of the portfolio was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $45.4 million during the year ended December 31, 2015. The fair value measurement was based on the pricing in the purchase and sale agreement.  As the significant inputs to the model are unobservable, the Company determined that the value determined for these real estate investments fall within Level 3 for fair value reporting.

(b)

On December 23, 2015 the Company entered into a purchase and sale agreement to dispose of its equity interests in the office property located at 2970 Market Street in Philadelphia commonly known as 30th Street Main Post Office (“Cira Square”), which includes 862,692 square feet of rentable space and is fully leased to a single tenant.  As of December 31, 2015, the Company determined the sale was probable and classified the property as held for sale in accordance with applicable accounting standards for long lived assets. As the fair value less anticipated costs to sell exceeded the carrying value of the property no impairment loss was recorded.  The fair value measurement was based on the pricing in the purchase and sale agreement.  As the sales price is unobservable, the Company determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting. On February 5, 2016 the Company completed the disposition of our equity interests in Cira Square.

(c)

On January 15, 2016, the Company sold the fee interest in a 120 acre land parcel located in Berks County, Pennsylvania for $0.9 million. As of December 31, 2015, the Company classified this land parcel as held for sale in accordance with the applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale.  As a result, the Company recognized an impairment loss totaling approximately $0.3 million during the year ended December 31, 2015.

The sales of our equity interests and the fee interests in the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented. See Note 21, "Subsequent Events," for further information regarding these dispositions.

Held for Use Impairment

As of December 31, 2015, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to deteriorating operating results, increased market vacancy and a reduction in management’s intended hold period, the Company would not recover the carrying value of three properties located in our Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $27.5 million at December 31, 2015 reducing the aggregate carrying values of these properties from $40.4 million to their estimated fair values of $12.9 million. The Company determined these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs, respectively, in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

2014

Acquisitions

The Company completed each of the transactions described below with unaffiliated third parties in arms’ length transactions.

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

Dispositions

The Company sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2014 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) On Sale (a)
October 24, 2014	100, 101, 200, 300 and 301 Lindenwood Drive (the Valleybrooke Poperties)	Malvern, PA	5	279,934	$37,900	$37,156	$203	(b)
September 30, 2014	1880 Campus Commons Drive (Campus Pointe)	Reston, VA	1	172,943	42,500	41,476	4,698
April 3, 2014	11305 Four Points Drive (Four Points Centre) (c)	Austin, TX	2	192,396	20,750	34,392	(255)	(c)
Total Dispositions			8	645,273	$101,150	$113,024	$4,646
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the third quarter of 2014, the Company recorded a $1.8 million impairment loss on these properties.
(c)

On April 3, 2014, the Company contributed two three-story, Class A office buildings, commonly known as “Four Points Centre,” containing an aggregate of approximately 192,396 net rentable square feet in Austin, Texas to an existing real estate venture (the “Austin Venture”) that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). The Company contributed the properties to the Austin Venture at an agreed upon value of $41.5 million. In conjunction with the contribution: (i) the Austin Venture obtained a $29.0 million mortgage loan; (ii) DRA contributed $5.9 million in net cash to the capital of the Austin Venture; and (iii) the Austin Venture distributed $34.4 million to the Company and credited the Company with a $5.9 million capital contribution to the Austin Venture. The Company incurred a $0.2 million loss on the contribution, driven primarily by closing costs.

The Company sold the following land parcels, in each case to unaffiliated third parties in arms’ length negotiations, during the twelve-month period ended December 31, 2014 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
April 16, 2014	Westpoint II Land	Dallas, TX	1	5.3	$1,600	$1,505	$12
March 27, 2014	Rob Roy Land	Austin, TX	1	16.8	3,520	3,350	1,172
Total Dispositions			2	22.1	$5,120	$4,855	$1,184
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

Held for Sale

Subsequent to December 31, 2014, the Company sold two office properties, commonly known as “Atrium I,” which includes 99,668 square feet of rentable space located in Mt Laurel, New Jersey and “Libertyview,” which includes 121,737 square feet of rentable space located in Cherry Hill, New Jersey.   As of December 31, 2014, the Company classified Atrium I and Libertyview as held for sale in accordance with applicable accounting standard for long lived assets. Accordingly, at December 31, 2014, the properties were required to be measured at the lower of their carrying value or the estimated fair value less costs to sell. No provision for impairment was recognized at December 31, 2014, as the estimated fair value of the properties (based on the executed agreement in place at December 31, 2014) less costs to sell exceeded the carrying value of the properties.

The disposal of the properties referenced above does not represent a strategic shift that has a major effect on our operations and financial results.  Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

2013

Acquisitions

One and Two Commerce Square

On December 19, 2013, the Company acquired 99% of the common interests in the One and Two Common Square partnerships (“Commerce Square”), the entities which own two 41-story Trophy-class office towers in Philadelphia, Pennsylvania, from Parkway. The office towers contain 1,896,142 of net rentable square feet and were 86.7% occupied as of December 31, 2013.  The Company acquired Commerce Square for an aggregate purchase price of $331.8 million and funded the acquisition via assumption of $237.1 million of existing mortgage debt and a $73.1 million cash payment from available corporate funds.

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

The Company has treated this transaction as a business combination and allocated the purchase price to the tangible and intangible assets and liabilities. As discussed in Note 2, the Company utilized a number of sources in making estimates of fair values for purposes of allocating the purchase price to tangible and intangible assets acquired and intangible liabilities assumed.  The purchase price is allocated as follows:

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

In connection with the acquisition of One Commerce Square, the Company assumed a $125.1 million existing non-recourse first mortgage with a fixed interest rate of 5.67% and a maturity date of January 6, 2016. In accordance with generally accepted accounting principles, the mortgage was recorded at $130.2 million to reflect the fair value.  On December 29, 2015, the Company refinanced the debt increasing the principal balance to $130.0 million and extended the term from the scheduled maturity from January 6, 2016 to April 5, 2023.

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

Six Tower Bridge

On June 19, 2013, the Company acquired the remaining ownership interest in the real estate venture known as “Six Tower Bridge” that it did not then already own.  See Note 4, “Investments in Unconsolidated Real Estate Ventures,” for further discussion.

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

Dispositions

The Company sold the following office properties during the twelve-month period ended December 31, 2013 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) On Sale (a)
December 19, 2013	875 First Avenue	King of Prussia, PA	1	50,000	$3,750	$3,658	$131
October 17, 2013	1336 Enterprise Drive	West Chester, PA	1	39,330	2,600	2,521	156
October 16, 2013	Austin Properties/DRA JV	Austin, TX	7	1,398,826	330,000	266,340	25,864	(b)
June 28, 2013	16870 West Bernardo Drive	San Diego, CA	1	68,708	18,000	17,403	(856)
June 28, 2013	100 Arrandale Boulevard	Exton, PA	1	34,931	3,500	3,268	(401)
June 19, 2013	1700 Paoli Pike (100 Applebrook)	Malvern, PA	1	28,000	2,675	2,544	(444)
June 14, 2013	Pacific View Plaza	Carlsbad, CA	1	51,695	10,300	9,950	(521)
February 25, 2013	Princeton Pike Corporate Center	Lawrenceville, NJ	8	800,546	121,000	112,863	5,304
Total Dispositions			21	2,472,036	$491,825	$418,547	$29,233
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	The Austin portfolio was contributed to a newly formed real estate venture. For additional information, see Note 4, “Investments in Unconsolidated Ventures,” to our consolidated financial statements.

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

4. INVESTMENT IN UNCONSOLIDATED VENTURES

As of December 31, 2015, the Company held ownership interests in 16 unconsolidated Real Estate Ventures for an aggregate investment balance of $239.9 million, of which $241.0 million is included in assets and $1.1 million is included in other liabilities relating to the negative investment balance of one real estate venture. The Company formed or acquired interests in these ventures with unaffiliated parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of December 31, 2015, nine of the real estate ventures owned 31 office buildings that contain an aggregate of approximately 4.3 million net rentable square feet; two real estate ventures owned 4.3 acres of undeveloped parcels of land; three real estate ventures owned 2.2 acres of land under active development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned an apartment complex that contains 398 units.

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

The Company’s investment in Real Estate Ventures as of December 31, 2015 and 2014, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2015 and 2014 was as follows (in thousands):

		Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%
	Ownership Percentage (a)	2015	2014	2015	2014	2015	2014	Current Interest Rate	Debt Maturity
Office Properties
Brandywine-AI Venture LLC	50%	$50,760	$45,712	$(229)	$(185)	$132,717	$133,843	3.94%	(c)
DRA (G&I) Austin (b)	50%	60,427	40,374	(1,235)	(574)	410,066	382,100	3.38%	(d)
1000 Chesterbrook Blvd.	50%	1,895	2,152	117	388	23,610	24,251	4.75%	Dec 2021
Four Tower Bridge	65%	1,684	1,474	211	(144)	10,162	10,353	5.20%	Feb 2021
PJP VII	25%	872	911	211	177	5,621	5,785	L+2.65%	Dec 2019
PJP II	30%	435	403	32	73	3,201	3,492	6.12%	Nov 2023
PJP V	25%	305	216	189	166	5,035	5,242	6.47%	Aug 2019
PJP VI	25%	45	45	151	(67)	7,918	8,168	6.08%	Apr 2023
Invesco, L.P. (h)		-	-	349	989	-	-
Broadmoor Austin Associates (h)		-	65,407	(377)	(460)	-	53,516
G&I Interchange Office LLC (DRA-N. PA) (h)		-	-	-	(658)	-	174,595
Coppell Associates (e)	50%	(1,130)	(1,214)	84	(45)	15,515	15,747	5.75%	Feb 2016

Other
HSRE-Campus Crest IX, LLC (b)	30%	15,003	14,314	(188)	67	95,562	90,245	L+2.20%	Jul 2016
4040 Wilson	50%	36,626	27,415	(106)	(132)	-	-
TB-BDN Plymouth Apartments	50%	12,338	12,720	(252)	(83)	50,964	29,481	L+1.70%	Dec 2017
Residence Inn Tower Bridge (h)		-	723	367	107	-	13,394

Development Properties
Brandywine 1919 Ventures (b) (f)	50%	29,086	12,823	-	(21)	19,411	-	L+2.25%	Oct 2018
51 N Street	70%	16,725	-	-	-	-	-
1250 First Street Office	70%	14,312	-	-	-	-	-
Seven Tower Bridge	20%	491	315	(135)	(388)	14,789	14,865	3.44%	(g)
		$239,874	$223,790	$(811)	$(790)	$794,571	$965,077

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
(b)

The basis differences associated with these ventures are allocated between cost and the underlying equity in the net assets of the investee and is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization).

(c)

The debt for these properties is comprised of three fixed rate mortgages: (1) $38.8 million with a 4.40% fixed interest rate due January 1, 2019, (2) $27.6 million with a 4.65% fixed interest rate due January 1, 2022, and (3) $66.5 million with a 3.22% fixed interest rate due August 1, 2019, resulting in a time weighted average rate of 3.94%.

(d)

The debt for these properties includes seven mortgages: (1) $34.0 million that was swapped to a 1.59% fixed rate (or an all-in fixed rate of 3.52% incorporating the 1.93% spread) due November 1, 2018, (2) $55.8 million that was swapped to a 1.49% fixed rate (or an all-in rate of 3.19% incorporating the 1.70% spread) due October 15, 2018, (3) $140.3 million  that was swapped to a 1.43% fixed rate (for an all-in fixed rate of 3.44% incorporating the 2.01% spread) due November 1, 2018, (4) $29.0 million with a 4.50% fixed interest rate due April 6, 2019, (5) $34.5 million with a 3.87% fixed interest rate due August 6, 2019, (6) $86.4 million that was swapped to a 1.36% fixed rate (or all-in fixed rate of 3.36% incorporating the 2.00% spread) due February 28, 2020, and (7) $30.0 million with a rate of LIBOR + 1.85% with a cap of 2.75%, resulting in a time and dollar weighted average rate of 3.38%.

(e)	Carrying amount represents the negative investment balance of the venture and is included in other liabilities.
(f)

The stated rate for the construction loan is LIBOR + 2.25%. The interest rate spread decreases to 2.00% upon receipt of certificate of occupancy.  It is further reduced to 1.75% upon stabilization.  To fulfill interest rate protection requirements an interest rate cap was purchased at 4.50%.

(g)

Comprised of two fixed rate mortgages totaling $8.0 million that mature on March 1, 2017 and accrue interest at a current rate of 7.00%, a $0.9 million 3.00% fixed rate loan through its September 1, 2025 maturity, a $2.0 million 4.00% fixed rate loan with interest only through its February 7, 2016 maturity and a $3.9 million 3.00% fixed rate loan with interest only beginning March 11, 2018 through its March 11, 2020 maturity, resulting in a time and dollar weighted average rate of 3.4%.

(h)

The ownership interest in Invesco, L.P. was sold prior to December 31, 2014.  The Company purchased the remaining 50% interest in Broadmoor Austin Associates on June 22, 2015.  The ownership interest in DRA-N. PA was disposed of on August 12, 2015. The ownership interest in Residence Inn Tower Bridge was sold on December 30, 2015.  See below for further detail on 2015 dispositions.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Net property	$1,258,999	$1,281,282
Other assets	158,672	195,121
Other liabilities	68,028	68,481
Debt	794,571	965,077
Equity	554,072	442,845

Company’s share of equity (Company’s basis) (a) (b)	$241,004	$225,004

(a)

This amount includes the effect of the basis difference between the Company’s historical cost basis and the basis recorded at the Real Estate Venture level, which is typically amortized over the life of the related assets and liabilities.  Basis differentials occur from the impairment of investments, purchases of third party interests in existing Real Estate Ventures and upon the transfer of assets that were previously owned by the Company into a Real Estate Venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the Real Estate Venture level.

(b)

Does not include the negative investment balance of one real estate venture totaling $1.1 million and $1.2 million as of December 31, 2015 and 2014, respectively, which is included in other liabilities.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2015, 2014 and 2013 (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue	$164,928	$147,236	$102,919
Operating expenses	(70,136)	(61,268)	(40,436)
Interest expense, net	(34,584)	(36,511)	(26,529)
Depreciation and amortization	(68,100)	(57,109)	(35,138)
Net income (loss)	$(7,892)	$(7,652)	$816

Company’s share of income (loss) (Company’s basis)	$(811)	$(790)	$3,664

As of December 31, 2015, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2016	$120,811
2017	68,319
2018	244,403
2019	175,975
2020	92,761
Thereafter	92,302
$794,571

Residence Inn Tower Bridge

On December 30, 2015, the Company sold its entire 50% ownership interest in an unconsolidated real estate venture known as Residence Inn Tower Bridge (the “Residence Inn”). The proceeds to the Company, net of closing costs and related debt payoff, were $6.1 million.  The carrying amount of the Company’s investment in the Residence Inn amounted to $0.9 million at the sale date, resulting in a $5.2 million gain on sale of its interest in the Real Estate Venture.

JBG Ventures

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

Based on the facts and circumstances at formation of 25 M Street, the Company determined that 25 M Street is a variable interest entity (VIE) in accordance with the accounting standard for consolidation of VIEs. Accordingly, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 25 M Street. Under the operating and related agreements the Company has the power to control substantially all of the activities which most significantly impact the economics of 25 M Street, and accordingly, 25 M Street is consolidated within the Company’s financial statements. As of December 31, 2015, the carrying value of the assets of 25 M Street was $20.5 million.

DRA - PA Venture

On December 19, 2007, the Company formed G&I Interchange Office LLC, a real estate venture (the “Interchange Venture”), with an unaffiliated third party, G&I VI Investment Interchange Office LLC (“G&I VI”), an investment vehicle advised by DRA Advisors LLC. The Interchange Venture owned 29 office properties containing an aggregate of 1,611,961 net rentable square feet located in Montgomery, Lehigh and Bucks counties, Pennsylvania. The Company contributed these 29 properties to the Interchange Venture upon the Interchange Venture's formation and in exchange for the contribution received a cash distribution from the Venture and a 20.0% ownership interest in the Interchange Venture.

On February 27, 2015, the Interchange Venture entered into a forbearance agreement with an unaffiliated lender that held a nonrecourse mortgage on the Venture's assets. The loan matured on January 1, 2015. On August 12, 2015, the lender sold the properties to an unaffiliated third-party purchaser under the forbearance agreement and assumed the proceeds. Commensurate with the sale, the Interchange Venture was dissolved.

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

On October 21, 2014, the Company admitted an unaffiliated third party, LCOR/CalSTRS (“LCOR”) into 1919 Ventures, for $8.2 million, representing a 50% interest and, reflecting an agreed upon $16.4 million valuation of the land and improvements incurred by the Company on behalf of 1919 Ventures. After giving effect to settlement date contributions, distributions and credits, the Company and LCOR had each made, as of October 21, 2014, an additional $5.2 million capital contribution to 1919 Ventures for closing costs and development.  See Item 1., “Developments – 1919 Ventures” for an overview of the development project currently in process.

As of December 31, 2015, $19.4 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of the Company and LCOR.

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

Austin Venture

On October 16, 2013, the Company contributed a portfolio of seven office properties containing an aggregate of 1,398,826 rentable square feet located in Austin, Texas (the “Austin Properties”) to a newly-formed joint venture (the “Austin Venture”) with G&I VII Austin Office LLC (“DRA”). DRA and the Company, based on arm’s-length negotiation, agreed to an aggregate gross sales price of $330.0 million subject to an obligation on the Company’s part to fund the first $5.2 million of post-closing capital expenditures, of which $0.8 million was funded by the Company during 2013 and the remaining $4.4 million was funded by the Company during the twelve months ended December 31, 2014.

DRA owns a 50% interest in the Austin Venture and the Company owns a 50% interest in the Austin Venture, subject to the Company’s right to receive up to an additional 10% of distributions.

At the closing the Austin Venture incurred third party debt financing of approximately $230.6 million secured by mortgages on the Austin Properties and used proceeds of this financing together with $49.7 million of cash contributions by DRA (less $1.9 million of closing costs and $6.9 million of closing prorations and lender holdbacks) to fund a $271.5 million distribution to the Company.  The Company agreed to fund the first $5.2 million of post-closing capital expenditures on behalf of the Austin Venture, resulting in net proceeds of $266.3 million after funding the Company’s capital expenditure obligation.  As part of the transaction, the Company’s subsidiary management company executed an agreement with the Austin Venture to provide property management and leasing services to the Austin Venture in exchange for a market-based fee.

The Company measured its equity interest at fair value based on the fair value of the Austin Properties and the distribution provisions of the real estate venture agreement.  Since the Company retains a non-controlling interest in the Austin Properties and there are no other facts and circumstances that preclude the consummation of a sale, the contribution qualifies as a partial sale of real estate under the relevant guidance for sales of real estate.  Accordingly, during the fourth quarter of 2013, the Company recorded a gain of approximately $25.9 million, which is reflected in “Net gain (loss) on real estate venture transactions” on the accompanying statement of operations.

On April 3, 2014, the Company contributed two three-story, Class A office buildings, commonly known as “Four Points Centre,” containing an aggregate of 192,396 net rentable square feet in Austin, Texas to the Austin Venture.  See Note 3, “Real Estate Investments,” for further information on the contribution.

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

On October 17, 2014, the Austin Venture acquired River Place, comprised of seven Class A office buildings containing 590,881 rentable square feet located in Austin, Texas for $128.1 million.  The transaction was funded through a combination of an $88.0 million short-term loan, secured by a mortgage, made by the Company to the Austin Venture and cash capital contributions of $18.9 million made by each of DRA and the Company to the Austin Venture.  The short-term financing was provided by the Company while the Austin Venture secured permanent financing. As of December 31, 2014. The Company accounted the short-term financing as a note receivable.  See Note 2, “Summary of Significant Accounting Policies,” for the Company’s accounting treatment.  On January 30, 2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds of the loan to repay in full an $88.0 million short-term secured loan made by the Company to fund costs of the Austin Venture's acquisition of River Place. The Austin Venture expensed approximately $0.2 million of transaction costs to acquire the property.

On December 31, 2015, the Company contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 square feet in Austin, Texas to the Austin Venture. See Note 3, “Real Estate Investments,” for further information on the contribution.

Based upon the facts and circumstances at formation of the Austin Venture, the Company determined that the Austin Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Austin Venture.  Based upon each member’s substantive participating rights over the activities of the Austin Venture under the operating and related agreements of the Austin Venture, it is not consolidated by the Company, and is accounted for under the equity method of accounting.

The reconsideration event caused by the Company’s contribution of Encino Trace to the Austin Venture did not change the conclusion reached at formation, as the Austin Venture is operating under the same operating and related agreements and the economics are unchanged.

4040 Wilson Venture

On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”), a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,900 square foot office representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia.  4040 Wilson expects to develop the office building on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. The total estimated project costs are $194.6 million, which the Company expects will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through a construction lender that has not yet been determined. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  The Company expects groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs.  As of December 31, 2015, the Company had not provided any guarantees in respect of 4040 Wilson.

Based upon the facts and circumstances at formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson.  Based upon each member’s shared power over the activities of 4040 Wilson under the operating and related agreements of 4040 Wilson, and the Company’s lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by the Company, and is accounted for under the equity method of accounting.

Two and Six Tower Bridge Exchange Transaction

On June 19, 2013, the Company acquired, from an unaffiliated third party, the third party’s ownership interest in the Six Tower Bridge real estate venture through a nonmonetary exchange for the Company’s ownership interest in the Two Tower Bridge real estate venture.  The Six Tower Bridge real estate venture owns an unencumbered office property in Conshohocken, PA.  The Company previously accounted for its noncontrolling interest in Six Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Six Tower Bridge property and the Company’s existing equity interest was remeasured at fair value based on the fair value of the underlying property and the distribution provisions of the real estate venture agreement. Accordingly, during 2013, the Company recorded a gain of approximately $7.8 million, which is reflected in “Net gain from remeasurement of investments in a real estate ventures” on the accompanying statement of operations. Following the acquisition, the Class A office property in Conshohocken, PA is wholly owned by the Company with an unencumbered fair value of $24.5 million. The Company accounted for this transaction as a business combination and allocated the fair value as follows: $14.8 million to building, $6.9 million to land, $3.3 million to intangible assets and $0.5 million to below market lease liabilities assumed.

As mentioned above, the Company exchanged its non-controlling interest in Two Tower Bridge real estate venture in a nonmonetary transaction with an unaffiliated third party for the third party’s interest in the Six Tower Bridge real estate venture. The investment in Two Tower Bridge had a fair value of $3.6 million on the date of the exchange transaction based on the fair value of the venture’s equity and the distribution provisions of the real estate venture agreement. Based on this fair value and the carrying value for the Company’s investment of $(0.1) million, during 2013 the Company recognized a gain on exchange of interests in real estate ventures of $3.7 million, which is reflected in “Net gain (loss) on real estate venture transactions” on the accompanying statement of operations.

evo at Cira Centre South Venture

On January 25, 2013, the Company formed HSRE-Campus Crest IX Real Estate Venture (“evo at Cira”), a joint venture among the Company and two unaffiliated third parties:  Campus Crest Properties, LLC (“Campus Crest”) and HSRE-Campus Crest IXA, LLC (“HSRE”). evo at Cira constructed a 33-story, 850-bed student housing tower located in the University City submarket of Philadelphia, Pennsylvania. Each of the Company and Campus Crest owns a 30% interest in evo at Cira and HSRE owns a 40% interest.  evo at Cira developed the project on a one-acre land parcel held under a long-term ground lease with a third party lessor. The Company contributed to evo at Cira its tenancy rights under a long-term ground lease, together with associated development rights, at an agreed-upon value of $8.5 million.

In connection with the development of evo at Cira, each of the Company and Campus Crest provided, in addition to customary non-recourse carve-out guarantees, a completion and cost overrun guaranty, as well as a payment guaranty, on the construction financing (with the Company’s share of the payment guaranty being approximately $24.7 million).

The Company’s historical cost basis in the development rights that it contributed to the evo at Cira was $4.0 million, thus creating a $4.5 million basis difference at December 31, 2013 between the Company’s initial outside investment basis and its $8.5 million initial equity basis.  As this basis difference is not related to a physical land parcel, but rather to development rights to construct evo at Cira, the Company will accrete the basis difference as a reduction of depreciation expense over the life of evo at Cira’s assets.

Based upon the facts and circumstances at evo at Cira formation, the Company determined that evo at Cira is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the evo at Cira.  Based upon each member’s shared power over the activities of evo at Cira under the operating and related agreements of evo at Cira, and the Company’s lack of exclusive control over the development and construction phases of the project, evo at Cira is not consolidated by the Company, and is accounted for under the equity method of accounting. Accordingly, the land parcel and associated development rights contributed by the Company to evo at Cira were deconsolidated by the Company upon formation of evo at Cira.

During the third quarter of 2014, evo at Cira placed into service the student housing tower.

BDN Beacon Venture

On March 26, 2013, the Company sold its entire 20% ownership interest in an unconsolidated real estate venture known as BDN Beacon Venture LLC (the “Beacon Venture”).  The carrying amount of the Company’s investment in the Beacon Venture amounted to $17.0 million at the sale date, with the Company’s proceeds effectively matching the carrying amount.

Guarantees

As of December 31, 2015, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $24.7 million payment guarantee on the construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Ventures; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. DEFERRED COSTS

As of December 31, 2015 and 2014, the Company’s deferred costs (assets) were comprised of the following (in thousands):

	December 31, 2015
	Total Cost	Amortization	Deferred Costs, net
Leasing costs	$165,741	$(67,342)	$98,399
Financing costs - Revolving Credit Facility (a)	3,578	(558)	3,020
Total	$169,319	$(67,900)	$101,419

	December 31, 2014
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$164,081	$(64,065)	$100,016
Financing costs - Revolving Credit Facility (a)	4,588	(3,343)	1,245
Total	$168,669	$(67,408)	$101,261
(a)

During the fourth quarter of 2015, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the debt liability for all periods presented.  Only deferred financing costs associated with our credit facility remain in deferred costs (assets) on the consolidated balance sheets. See Note 2, “Summary of Significant Accounting Policies,” for revisions to the accounting guidance for deferred financing costs.

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized internal direct leasing costs of $6.6 million, $7.1 million and $7.5 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2015
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$161,276	$(57,063)	$104,213
Tenant relationship value	20,117	(15,580)	4,537
Above market leases acquired	5,333	(1,879)	3,454
	186,726	(74,522)	112,204
Assets held for sale	(2,854)	2,273	(581)
Total intangible assets, net	$183,872	$(72,249)	$111,623

Acquired lease intangibles, net:
Below market leases acquired	$50,025	$(24,178)	$25,847
Assets held for sale	(1,069)	877	(192)
Total acquired lease intangibles, net	$48,956	$(23,301)	$25,655

	December 31, 2014
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$129,411	$(42,068)	$87,343
Tenant relationship value	34,172	(26,344)	7,828
Above market leases acquired	5,641	(1,409)	4,232
Total intangible assets, net	$169,224	$(69,821)	$99,403

Acquired lease intangibles, net:
Below market leases acquired	$53,049	$(27,039)	$26,010

For the years ended December 31, 2015, 2014, and 2013, the Company wrote-off through the acceleration of amortization approximately $0.5 million, $0.8 million and $1.6 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31 2015, 2014 and 2013, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.

As of December 31, 2015, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (in thousands):

	Assets	Liabilities
2016	$36,635	$7,595
2017	19,814	3,461
2018	12,587	2,217
2019	11,288	1,885
2020	9,149	1,337
Thereafter	22,731	9,352
	112,204	25,847
Assets held for sale	(581)	(192)
Total	$111,623	$25,655

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Tysons Corner	$-	$89,513	5.36%		Oct 2015	(a)
Two Logan Square	86,886	87,767	7.57%		Apr 2016
Fairview Eleven Tower (b)	20,838	21,242	4.25%		Jan 2017
One Commerce Square	130,000	123,205	3.64%	(c)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(d)	Apr 2023
IRS Philadelphia Campus (e)	177,425	184,442	7.00%		Sep 2030
Cira South Garage (e)	35,546	37,765	7.12%		Sep 2030
Principal balance outstanding	562,695	655,934
Plus: fair market value premium (discount), net	(3,198)	(1,344)
Less: deferred financing costs	(13,744)	(14,959)
Mortgage indebtedness	$545,753	$639,631

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$200,000	3.72%	(f)	Oct 2022
$250.0M 6.00% Guaranteed Notes due 2016	149,919	149,919	5.95%		Apr 2016
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,853,529	1,803,529
Plus: original issue premium (discount), net	(5,714)	(6,811)
Less: deferred financing costs	(8,851)	(9,004)
Total unsecured indebtedness	$1,838,964	$1,787,714
Total Debt Obligations	$2,384,717	$2,427,345
(a)

On August 19, 2015, the Company entered into a forbearance agreement to extend the maturity date of the mortgage note payable collateralized by two of its properties located at 8260 Greensboro Drive and 1676 International Drive in Mclean, Virginia (referred to as "Tysons Corner" above). On October 9, 2015, the Company funded $88.4 million, including $0.4 million of accrued interest, in repayment of the Tysons Corner mortgage note with funds from the additional borrowings under the seven-year term loan referenced below.

(b)	Represents the full debt amount of a property in a consolidated real estate venture for which the Company maintains a 50% interest.
(c)

This loan was assumed upon acquisition of the related properties on December 19, 2013. On December 29, 2015, the Company refinanced the debt increasing the principal balance to $130.0 million and extended the term from the scheduled maturity from January 6, 2016 to April 5, 2023.  The effective interest rate as of December 31, 2015 was 3.64%.  A default under this loan will also constitute a default under the loan outstanding on Two Commerce Square. This loan is also secured by a lien on Two Commerce Square.

(d)

This loan was assumed upon acquisition of the related property on December 19, 2013. The interest rate reflects the market rate at the time of acquisition. A default under this loan will also constitute a default under the loan outstanding on One Commerce Square. This loan is also secured by a lien on One Commerce Square.

(e)	Mortgage debt was prepaid prior to the scheduled maturity. See Note 21, “Subsequent Events,” for additional information regarding the prepayment.
(f)

On October 8, 2015, the Company amended and restated its $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, the Company increased the term loan by an additional $50.0 million, lengthened the maturity date to October 8, 2022, and exercised the option to increase the aggregate amount by up to $150.0 million. The loan will bear interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 3.72%.

During the fourth quarter of 2015, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented.  Deferred financing costs associated with our credit facility remain in deferred costs on the consolidated balance sheet. See Note 2, “Summary of Significant Accounting Policies,” for revisions to the accounting guidance for deferred financing costs.

During 2015, 2014, and 2013, the Company’s weighted-average effective interest rate on its mortgage notes payable was 5.72%, 5.72%, and 5.73%, respectively.  As of December 31, 2015 and 2014, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $562.7 million and $655.9 million, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

On September 16, 2014, the Company closed on an underwritten offering of its 2024 Notes and 2029 Notes (as defined above).  The 2024 Notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 Notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%.  The 2024 Notes and 2029 Notes have been reflected net of discounts of $1.3 million and $1.8 million, respectively, in the consolidated balance sheets as of December 31, 2015 and $1.5 million and $2.0 million, respectively, in the consolidated balance sheets as of December 31, 2014.

The Company used a portion of the net proceeds from the sale of the 2024 Notes and 2029 Notes, aggregating $492.9 million after the deduction for underwriting discounts and offering expenses, to fund its repurchase, through a tender offer, of a portion of the 5.40% Guaranteed Notes due November 1, 2014 (the “2014 Notes”) and 7.50% Guaranteed Notes due May 15, 2015 (the “2015 Notes”). Specifically, on September 16, 2014, the Company funded, under the tender offer, $75.1 million in respect of the 2014 Notes and $42.7 million in respect of the 2015 Notes.  The Company recognized a $2.6 million loss on early extinguishment of debt related to the total repurchase during the year ended December 31, 2014.

On September 16, 2014, the Company repaid the entire $150.0 million three-year term loan and $100.0 million four-year term loan prior to their scheduled February 2015 and 2016 maturities, respectively. In connection with these repayments, the Company accelerated $0.3 million of deferred financing amortization expense and also incurred a $0.8 million charge on the termination of associated interest rate swap contracts, as reflected in the Company’s consolidated statements of operations. See Note 9, “Risk Management and Use of Financial Instruments,” for further information related to the termination of the interest rate swap contracts.

On September 16, 2014, the Company gave notice of redemption, in full, of the $143.5 million in principal amount of 2014 Notes that remained outstanding following completion of the tender offer.  The Company completed the redemption of the 2014 Notes on October 16, 2014 at a cash redemption price of $1,026.88 per $1,000 principal amount of the 2014 Notes (inclusive of accrued interest to the redemption date).  Also on September 16, 2014, the Company gave notice of redemption, in full, of the $114.9 million in principal amount of 2015 Notes that remained outstanding following completion of the tender offer.  The Company completed the redemption of the 2015 Notes on October 16, 2014 at a cash redemption price of $1,070.24 per $1,000 principal amount of the 2015 Notes (inclusive of accrued interest to the redemption date).  The Company recognized a $5.0 million loss on early extinguishment of debt related to total repurchase during the year ended December 31, 2014.

There were no repurchases of unsecured debt during the twelve months ended December 31, 2015. The following table provides additional information on the Company’s repurchase of $376.2 million in aggregate principal amount of its outstanding unsecured notes (consisting of the 2014 Notes and 2015 Notes, as indicated above) during the twelve months ended December 31, 2014 (in thousands):

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

At the Company's option, loans outstanding under the New Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on the Company's credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on the Company's credit rating. The New Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. The Company had no borrowings under the New Credit Facility as of December 31, 2015.

The New Credit Facility contains financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments and the payment of dividends. The terms of the New Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the New Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes. At December 31, 2015, the Company was in compliance with all covenants in the New Credit Facility.

Concurrently with its entry into the New Credit Facility, the Company terminated its then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

As amended, Term Loan C contains financial and operating covenants and restrictions, including covenants that relate to the incurrence of additional debt; the granting of liens; the consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; negative pledges; transactions with affiliates and the payment of dividends. The restriction on dividends permits the Company to pay dividends to the greater of (i) an amount required for the Company to retain its qualification as a REIT and (ii) 95% of its funds from operations.  The term loan includes financial covenants that require the Company to maintain an interest coverage ratio, a fixed charge coverage ratio and an unencumbered cash flow ratio above specified levels; to maintain a minimum net worth above an amount determined on a specified formula; and to maintain a leverage ratio and a secured debt ratio below certain maximum levels. Another financial covenant limits the ratio of unsecured debt to the value of unencumbered properties

As of December 31, 2015, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2016	$249,468
2017	333,682
2018	340,437
2019	16,768
2020	17,661
Thereafter	1,458,208
Total principal payments	2,416,224
Net unamortized premiums/(discounts)	(8,912)
Net deferred financing costs	(22,595)
Outstanding indebtedness	$2,384,717

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2015 and 2014, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2015 and 2014 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,512,554	$1,529,346	$1,510,181	$1,593,212
Variable rate debt	$326,410	$305,522	$277,533	$257,188
Mortgage notes payable (a)	$545,753	$597,377	$639,631	$707,241
Mortgage note receivable (b)	$-	$-	$88,000	$87,692

(a)

The IRS Philadelphia Campus mortgage debt and Cira South Garage mortgage debt were prepaid prior to their scheduled maturity.  See Note 21, “Subsequent Events,” for additional information regarding the prepayment.  As of December 31, 2015 the fair value of the IRS Philadelphia Campus mortgage debt and Cira South Garage mortgage debt were $177.4 million and $35.5 million, respectively.

(b)	See Note 2, “Summary of Significant Accounting Policies - Notes Receivable,” for further discussion.

The fair value of the Company’s unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of December 31, 2015 and 2014.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

The fair value of the Company’s mortgage notes payable, variable rate debt and notes receivable are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures).  The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable.  The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value.  The fair value of the notes receivable was determined by using the expected cash flows of the notes receivable, and discounting those cash flows using the market rate of interest for mortgage notes with a comparable level of risk.  These financial instruments have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.

For the Company’s mortgage loans, the Company uses an estimate based on its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used as to calculate fair value as of December 31, 2015 was 4.550%.  An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2015, and current estimates of fair value may differ from the amounts presented herein.

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

Risks and Uncertainties

In the U.S., market and economic conditions have been improving, resulting in an increase of the volume of real estate transactions in the market.  If the economy deteriorates, vacancy rates may increase through 2016 and possibly beyond.  The financial markets also have an effect on the Company’s Real Estate Venture partners and contractual counterparties, including counterparties in derivative contracts.

The Company’s Credit Facility, term loans and the indenture governing its unsecured public debt securities (See Note 7, “Debt Obligations”) contain restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which it must maintain. The ability to borrow under the unsecured revolving credit facility is subject to compliance with such financial and other covenants. In the event that the Company fails to satisfy these covenants, it would be in default under the unsecured revolving credit facility, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available, or may be available only on unattractive terms.

Availability of borrowings under the unsecured revolving credit facility is subject to a traditional material adverse effect clause. Each time the Company borrows it must represent to the lenders that there have been no events of a nature which would have a material adverse effect on the business, assets, operations, condition (financial or otherwise) or prospects of the Company taken as a whole or which could negatively affect the ability of the Company to perform its obligations under the unsecured revolving credit facility. While the Company believes that there are currently no material adverse effect events, it is possible that such an event could arise which would limit the Company’s borrowings under the unsecured revolving credit facility. If an event occurs which is considered to have a material adverse effect, the lenders could consider the Company in default under the terms of the unsecured revolving credit facility and any borrowings under the unsecured revolving credit facility would become unavailable. If the Company is unable to obtain a waiver, this would have a material adverse effect on the Company’s financial position and results of operations.

The Company was in compliance with all financial covenants as of December 31, 2015. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2015 and December 31, 2014. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2015	12/31/2014				12/31/2015	12/31/2014
Assets
Swap	Interest Rate	Cash Flow	(a), (b)	$250,000	$-	3.718%	October 8, 2015	October 8, 2022	$1,884	$-

Liabilities
Swap	Interest Rate	Cash Flow	(a), (b)	$-	$200,000	3.623%	December 6-13, 2011	February 1, 2019	$-	$(2,649)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(531)	(334)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(388)	(254)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(201)	(253)
				$328,610	$278,610

(a)	Hedging unsecured variable rate debt.
(b)

On October 8, 2015, the Company amended its $200.0 million seven-year term loan maturing February 1, 2019, increasing the term loan by an additional $50.0 million and lengthening the maturity date to October 8, 2022 (See Note 7, “Debt Obligations”). In connection with the amendment, the Company settled associated interest rate swap contracts and incurred a settlement fee of $5.3 million. The associated debt was not repaid, accordingly the settlement fee was recorded within other comprehensive income and will be amortized as interest expense through October 8, 2022.  The Company entered into new hedging contracts consisting of $250.0 million interest rate swaps maturing through October 8, 2022 (shown above).

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of December 31, 2015, one interest rate swap held a position and is included in other assets on the Company’s consolidated balance sheet.  The remaining swaps are included in other liabilities on the Company’s consolidated balance sheet.

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

Concentration of Credit Risk

Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2015, 2014 and 2013. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.

10. DISCONTINUED OPERATIONS

The Company had no property dispositions classified as discontinued operations during the year ended December 31, 2015.  There was nominal income before gain on sales recognized during 2014 relating to properties classified into discontinued operations in prior periods and a $0.9 million gain relating to the post closing activity for the sale of the Princeton Pike Corporate Center completed in the first quarter of 2013.

For the years ended December 31, 2014 and 2013, income from discontinued operations relates to an aggregate of 14 properties containing approximately 1.1 million net rentable square feet that the Company has sold since January 1, 2013.

The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2013 (in thousands):

	Years ended December 31,
	2014	2013
Revenue:
Rents	$-	$4,754
Tenant reimbursements	26	355
Other	-	123
Total revenue	26	5,232
Expenses:
Property operating expenses	8	1,839
Real estate taxes	-	649
Depreciation and amortization	-	1,921
Total operating expenses	8	4,409
Other income:
Interest income	-	2
Income from discontinued operations before gain on sale of interests in real estate	18	825
Net gain on disposition of discontinued operations	900	3,382
Income from discontinued operations	$918	$4,207

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

11. LIMITED PARTNERS’ NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2015 and December 31, 2014, was $16.1 million and $17.5 million, respectively.  Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value.  The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $21.0 million and $24.5 million, respectively, as of December 31, 2015 and December 31, 2014.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(30,740)	$(30,740)	$6,024	$6,024	$38,982	$38,982
Net income (loss) from continuing operations attributable to non-controlling interests	339	339	43	43	(357)	(357)
Nonforfeitable dividends allocated to unvested restricted shareholders	(329)	(329)	(349)	(349)	(363)	(363)
Preferred share dividends	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)
Income (loss) from continuing operations available to common shareholders	(37,630)	(37,630)	(1,182)	(1,182)	31,362	31,362
Income from discontinued operations	-	-	908	908	4,152	4,152
Net income (loss) attributable to common shareholders	$(37,630)	$(37,630)	$(274)	$(274)	$35,514	$35,514
Denominator
Weighted-average shares outstanding	178,162,160	178,162,160	166,202,649	166,202,649	153,140,458	153,140,458
Contingent securities/Share based compensation	-	-	-	-	-	1,273,853
Weighted-average shares outstanding	178,162,160	178,162,160	166,202,649	166,202,649	153,140,458	154,414,311
Earnings (loss) per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$(0.21)	$(0.21)	$(0.01)	$(0.01)	$0.20	$0.20
Discontinued operations attributable to common shareholders	-	-	0.01	0.01	0.03	0.03
Net income (loss) attributable to common shareholders	$(0.21)	$(0.21)	$-	$-	$0.23	$0.23

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

Redeemable common limited partnership units, totaling 1,535,102 in both 2015 and 2014 and 1,763,739 in 2013, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2015, 2014 and 2013, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the 1997 Plan.

Common and Preferred Shares

On December 8, 2015, the Parent Company declared a distribution of $0.15 per common share, totaling $26.5 million, which was paid on January 20, 2016 to shareholders of record as of January 6, 2016.  On December 8, 2015, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of December 30, 2015. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million.

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

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. This

Offering Program replaced a prior continuous equity offering program which expired on March 10, 2013.  The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares of beneficial interest and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold. From inception of the Offering Program through December 31, 2015, the Parent Company has not sold any shares under the program, resulting in 16,000,000 remaining shares available for sale.

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

Common Share Repurchases

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of December 31, 2015, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The common stock repurchases were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common stock (at $0.01 par value per share) and a decrease to additional paid-in-capital.

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2015		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(30,740)	$(30,740)	$6,024	$6,024	$38,982	$38,982
Nonforfeitable dividends allocated to unvested restricted unitholders	(329)	(329)	(349)	(349)	(363)	(363)
Preferred unit dividends	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)
Net loss attributable to non-controlling interests	3	3	44	44	-	-
Income (loss) from continuing operations available to common unitholders	(37,966)	(37,966)	(1,181)	(1,181)	31,719	31,719
Discontinued operations attributable to common unitholders	-	-	918	918	4,207	4,207
Net income (loss) attributable to common unitholders	$(37,966)	$(37,966)	$(263)	$(263)	$35,926	$35,926
Denominator
Weighted-average units outstanding	179,697,262	179,697,262	167,942,246	167,942,246	154,929,545	154,929,545
Contingent securities/Share based compensation	-	-	-	-	-	1,273,853
Total weighted-average units outstanding	179,697,262	179,697,262	167,942,246	167,942,246	154,929,545	156,203,398
Earnings (loss) per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	(0.21)	(0.21)	(0.01)	(0.01)	0.20	0.20
Discontinued operations attributable to common unitholders	-	-	0.01	0.01	0.03	0.03
Net income (loss) attributable to common unitholders	$(0.21)	$(0.21)	$-	$-	$0.23	$0.23

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2015, 2014 and 2013, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

The Operating Partnership issues partnership units to the Parent Company in exchange for the contribution of the net proceeds of any equity security issuance by the Parent Company. The number and terms of such partnership units correspond to the number and terms of the related equity securities issued by the Parent Company. In addition, the Operating Partnership may also issue separate classes of partnership units. Historically, the Operating Partnership has had the following types of partnership units outstanding: (i) Preferred Partnership Units which have been issued to parties other than the Parent Company; (ii) Preferred Mirror Partnership Units which have been issued to the Parent Company; and (iii) Common Partnership Units which include both interests held by the Parent Company and those held by other limited partners.

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

The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2015, 2014 and 2013, which was $13.66, $15.98, $14.09, respectively. As of December 31, 2015 and 2014, 1,535,102 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.  As of December 31, 2013, 1,763,739 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.

On December 8, 2015, the Operating Partnership declared a distribution of $0.15 per common unit, totaling $26.5 million, which was paid on January 20, 2016 to unitholders of record as of January 6, 2016.  On December 8, 2015, the Operating Partnership declared distributions on its Series E Preferred Units to holders of record as of December 30, 2015. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million.

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. This Offering Program replaced a prior continuous equity offering program which expired on March 10, 2013.  The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares of beneficial interest and determinations by the Parent Company of the appropriate sources of funding. In conjunction with the Offering Program, the Parent Company engages sales agents who receive compensation, in aggregate, of up to 2% of the gross sales price per share sold.  From inception of the Offering Program through December 31, 2015 the Parent Company has not sold any shares under the program, resulting in 16,000,000 remaining shares available for sale. Generally, the Parent Company contributes the net proceeds from the sales to the Operating Partnership, which the Operating Partnership in turn uses for general corporate purposes.

Common Unit Repurchases

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of December 31, 2015, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The common stock repurchases were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common stock (at $0.01 par value per share) and a decrease to additional paid-in-capital.

14. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION

Stock Options

At December 31, 2015, options exercisable for 2,624,067 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”).  During the year ended December 31, 2015, the Company did not recognize any compensation expense related to unvested options.  During the year ended December 31, 2014, the Company recognized compensation expense related to unvested options that was nominal.  For the year ended 2013, the Company recognized compensation expense related to unvested options of $0.7 million.  During the year ended December 31, 2015, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization.  For the years ended December 31, 2014 and 2013, the Company capitalized a nominal amount and $0.1 million, respectively.

Option activity as of December 31, 2015 and changes during the year-ended December 31, 2015 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,684,795	$15.55	4.10
Exercised	(10,728)	$11.89		$18,989
Forfeited/Expired	(50,000)	$20.61
Outstanding at December 31, 2015	2,624,067	$15.47	3.12	-
Vested/Exercisable at December 31, 2015	2,624,067	$15.47	3.12	-

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. Employees automatically vest in employer contributions. Beginning in 2016, the Company will begin funding its 401(k) contributions annually and plan participants must be employed as of December 31st in order to receive contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code.  Retiring employees will receive contributions at the time of their retirement.  The Company contributions were $0.4 million in each of 2015, 2014 and 2013.

Restricted Share Awards

As of December 31, 2015, 506,147 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at December 31, 2015 was approximately $2.4 million, and is expected to be recognized over a weighted average remaining vesting period of 1.6 years. During 2015, the Company recognized compensation expense related to outstanding restricted shares of $2.4 million, of which $0.7 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2014 and 2013, the Company recognized $2.7 million (of which $0.6 million was capitalized) and $3.2 million (of which $0.6 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.

The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2015	540,066	$12.21
Granted	186,791	15.67	$2,927,538
Vested	(219,312)	11.78	$3,272,381
Forfeited	(1,398)	14.33
Non-vested at December 31, 2015	506,147	$14.50	$6,913,968

On February 23, 2015 and March 10, 2015, the Compensation Committee of the Parent Company’s Board of Trustees awarded restricted shares, of which 119,136 cliff vest after three years from the grant date and 33,649 vest ratably over two years. On May 28, 2015, the Compensation Committee of the Parent Company’s Board of Trustees awarded 34,006 restricted shares which vest ratably over three years. Restricted shares that cliff vest are subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In accordance with the accounting standard for stock-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

Restricted Performance Share Units Plan

The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company.   The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods.  The table below presents certain information as to unvested RPSU awards.

	RPSU Grant
	2/25/2013	3/11/2014	3/12/2014	2/23/2015	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2015	199,577	130,717	61,720	-	392,014
Units Granted	-	-	-	186,395	186,395
Units Accelerated for Qualifying Retirement	(8,255)	(7,562)	-	(7,003)	(22,820)
Non-vested at December 31, 2015	191,322	123,155	61,720	179,392	555,589

Measurement Period Commencement Date	1/1/2013	1/1/2014	1/1/2014	1/1/2015
Measurement Period End Date	12/31/2015	12/31/2016	12/31/2016	12/31/2017
Units Granted	231,093	134,284	61,720	186,395
Fair Value of Units on Grant Date (in thousands)	$4,137	$2,624	$1,225	$3,933

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

For the year ended December 31, 2015, the Company recognized total compensation expense for the 2015, 2014 and 2013 RPSU awards of $4.2 million, of which $1.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $3.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2013, the Company recognized total compensation expense for the 2013, 2012 and 2011 RPSU awards of $4.4 million, of which $0.8 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at December 31, 2015 was approximately $2.0 million, and is expected to be recognized over a weighted average remaining vesting period of 1.0 year.

The Company issued 486,056 common shares on February 1, 2015 in settlement of RPSUs that had been awarded on March 1, 2012 (with a three-year measurement period ended December 31, 2014). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 6, 2015.

Employee Share Purchase Plan

The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2015 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2015, employees made purchases under the ESPP of $0.5 million and the Company recognized $0.1 million of compensation expense related to the ESPP. During the years ended December 31, 2014 and 2013, employees made purchases under the ESPP of $0.4 million and the Company recognized $0.1 million of compensation expense related to the ESPP. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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

The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2015 and December 31, 2014, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.  For the year ended December 31, 2013, the Company recorded a net increase in compensation costs of $0.2 million, net of investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2015 and 2014, 0.7 million and 0.4 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

15. DISTRIBUTIONS

The following table provides the tax characteristics of the 2015, 2014 and 2013 distributions:

	Years ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.36	$0.41	$0.52
Capital gain	0.14	0.02	-
Non-taxable distributions	0.10	0.17	0.08
Distributions per share	$0.60	$0.60	$0.60
Percentage classified as ordinary income	59.10%	69.00%	87.00%
Percentage classified as capital gain	23.50%	3.30%	-%
Percentage classified as non-taxable distribution	17.40%	27.70%	13.00%
Preferred Share Distributions:
Total distributions declared	$6,900	$6,900	$6,900
Percentage classified as ordinary income	100.00%	100.00%	100.00%

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

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide other guarantees to USB and that entitle the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, are consideration that the Company receives in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation will be recognized as revenue in the consolidated financial statements beginning when the obligation to USB is relieved which occurs upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. Beginning September 2011 to September 2015, the Company recognized the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statement of operations. The fifth and final recapture period ended September 30, 2015 and the Company recognized $11.9 million of cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) it its consolidated statement of operations. As of December 31, 2015, there were no USB contributions presented in the Company’s balance sheet.  As of December 31, 2014 there were $15.1 million total USB contributions presented in the Company's balance sheet. The contributions were recorded net of the amounts allocated to non-controlling interest for 2014, as described above of $3.0 million at year end December 31, 2014, with the remaining balance presented within deferred income.

Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs at December 31, 2015.   At December 31, 2014, there were $0.5 million of deferred costs recognized and included in other assets in the Company’s consolidated balance sheet. Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregates to $1.1 million for the year ended December 31, 2015 and $1.4 million for each of the years ended December 31, 2014 and 2013.

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

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. There were no USB contributions presented in the Company's balance sheet at December 31, 2015. At December 31, 2014, the total USB contributions presented in the Company’s balance sheet were $13.0 million. The contributions were recorded net of direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs included within other assets on the balance sheet as of December 31, 2015.  The deferred cost included within other assets on the balance sheet was $5.3 million as of December 31, 2014.

The USB contribution other than the amount allocated to the put obligation was recognized as income in the consolidated financial statements when the tax benefits were delivered on December 30, 2015 without risk of recapture to the tax credit investors and the Company’s obligation is relieved. The NMTC is subject to 100% recapture for a period of seven years from the date that construction of the Cira South Garage commenced as provided in the Internal Revenue Code.  The Company recognized the $8.1 million of net cash received as revenue within tax credit transaction income in the year ended December 31, 2015. The Company expects that the put/call provision will be exercised in 2017.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2015 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2013	$(15,918)
Change during year	12,789
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	(152)
Reclassification adjustments for (gains)/losses reclassified into operations	286
Balance at December 31, 2013	$(2,995)
Change during year	(1,190)
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	18
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(4,607)
Change during year	(1,010)
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	5
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,192)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2013	$(16,452)
Change during year	12,789
Reclassification adjustments for (gains)/losses reclassified into operations	286
Balance at December 31, 2013	$(3,377)
Change during year	(1,190)
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(5,007)
Change during year	(1,010)
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,597)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance1 held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable. The Company expects to reclassify $1.1 million from AOCI into interest expense within the next twelve months.

18. SEGMENT INFORMATION

During the year ended December 31, 2015, the Company managed its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. The Pennsylvania segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The New Jersey/Delaware segment includes properties in Burlington and Camden counties in New Jersey and in

New Castle county in the state of Delaware. The Richmond, Virginia segment includes properties primarily in Albemarle, Chesterfield, Goochland and Henrico counties and one property in Durham, North Carolina. The Austin, Texas segment includes properties in the City of Austin, Texas.  The California segment includes properties in Oakland and Concord, California.  The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company’s reportable segments for the three years ended December 31, 2015, 2014 and 2013 (in thousands):

Real estate investments, at cost:
	December 31, 2015	December 31, 2014	December 31, 2013
Philadelphia CBD (a)	$1,157,667	$1,338,655	$1,300,666
Pennsylvania Suburbs (b)	1,019,280	1,178,470	1,199,105
Metropolitan Washington, D.C. (b)	1,129,206	1,183,652	1,214,965
New Jersey/Delaware (b)	154,326	392,581	414,716
Richmond, Virginia (b)	-	317,076	310,397
California	68,003	193,258	192,584
Austin, Texas (c)	164,518	-	36,856
	$3,693,000	$4,603,692	$4,669,289
Assets held for sale (a), (b)	794,588	27,436	-
Operating Properties	$4,487,588	$4,631,128	$4,669,289

Corporate
Construction-in-progress	$268,983	$201,360	$74,174
Land inventory	$130,479	$90,603	$93,351

(a)

As of December 31, 2015, 2970 Market Street was classified as held for sale on the consolidated balance sheets. The property was sold on February 5, 2016. See Note 21, "Subsequent Events," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

(b)

As of December 31, 2015, the 58 properties associated with the transaction with Och Ziff Real Estate were classified as held for sale on the consolidated balance sheets.  On February 4, 2016, the Company completed a series of transactions resulting in the disposition of the properties. See Note 21, “Subsequent Events,” for further information regarding the disposition. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations

(c)

On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at December 31, 2015. See Note 3, "Real Estate Investments," for further information regarding this transaction.

	Years ended
	December 31,
	2015			2014			2013
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net Operating income
Philadelphia CBD	$209,298	$(77,352)	$131,946	$201,809	$(75,262)	$126,547	$146,081	$(55,702)	$90,379
Pennsylvania Suburbs	158,398	(57,319)	101,079	160,630	(55,062)	105,568	153,426	(54,506)	98,920
Metropolitan Washington, D.C.	110,657	(44,294)	66,363	113,834	(43,399)	70,435	116,048	(42,641)	73,407
New Jersey/Delaware	47,726	(26,854)	20,872	60,403	(31,650)	28,753	60,262	(29,981)	30,281
Richmond, Virginia	36,486	(15,073)	21,413	34,180	(15,399)	18,781	35,058	(14,916)	20,142
California	14,587	(7,677)	6,910	19,388	(10,165)	9,223	18,369	(9,411)	8,958
Austin, Texas (b)	20,910	(8,010)	12,900	5,610	(3,223)	2,387	31,451	(13,298)	18,153
Corporate	4,569	(1,508)	3,061	1,128	(1,805)	(677)	1,515	(1,314)	201
Operating Properties	$602,631	$(238,087)	$364,544	$596,982	$(235,965)	$361,017	$562,210	$(221,769)	$340,441

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at December 31, 2015. See Note 3, "Real Estate Investments," for further information regarding these transactions.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate ventures
	As of			Years ended December 31,
	December 31, 2015	December 31, 2014	December 31, 2013	2015	2014	2013
Philadelphia CBD (a)	$44,089	$27,137	$19,975	$(188)	$46	$1,547
Pennsylvania Suburbs	16,408	17,385	17,272	310	(777)	925
Metropolitan Washington, D.C. (b)	118,422	73,127	59,905	(336)	(317)	130
New Jersey/Delaware	-	-	-	348	989	1,245
Richmond, Virginia	1,657	1,574	1,400	582	349	381
Austin, Texas (c) (d)	60,428	105,781	81,960	(1,527)	(1,080)	(564)
Total	$241,004	$225,004	$180,512	$(811)	$(790)	$3,664

(a)	evo at Cira was placed into service during the third quarter ended September 30, 2014.
(b)	Investment in real estate ventures as of December 31, 2015 includes the JBG Ventures, which were formed on May 29, 2015.
(c)

Investment in real estate ventures does not include the $1.1 million and $1.2 million negative investment balance in one real estate venture as of December 31, 2015 and December 31, 2014, respectively, which is included in other liabilities.

(d)

On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the equity method investment at December 31, 2015 related to the Austin Venture only. See Note 3, "Real Estate Investments," for further information regarding the purchase of Broadmoor Austin Associates.

Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management and development services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and capitalized leasing costs.  Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level.  The Company believes that net income, as defined by GAAP, is an appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income, as defined by GAAP:

	Years Ended December 31,
	2015	2014	2013

Consolidated net operating income	$364,544	$361,017	$340,441
Less:
Interest expense	(110,717)	(124,329)	(121,937)
Interest expense - amortization of deferred financing costs	(4,557)	(5,148)	(4,676)
Interest expense - financing obligation	(1,237)	(1,144)	(972)
Depreciation and amortization	(219,029)	(208,569)	(197,021)
General and administrative expenses	(29,406)	(26,779)	(27,628)
Equity in income (loss) of real estate ventures	(811)	(790)	3,664
Provision for impairment	(82,208)	(1,765)	-
Plus:
Interest income	1,224	3,974	1,044
Tax credit transaction income	19,955	11,853	11,853
Recognized hedge activity	-	(828)	-
Net gain from remeasurement of investments in real estate ventures	758	458	6,866
Net gain on sales of interests in real estate	20,496	4,901	-
Net gain (loss) on sale of undepreciated real estate	3,019	1,184	(137)
Net gain (loss) on real estate venture transactions	7,229	(417)	29,604
Loss on early extinguishment of debt	-	(7,594)	(2,119)
Income (loss) from continuing operations	(30,740)	6,024	38,982
Income from discontinued operations	-	918	4,207
Net income (loss)	$(30,740)	$6,942	$43,189

19. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2030. Minimum future rentals on non-cancelable leases at December 31, 2015 are as follows (in thousands):

Year	Minimum Rent
2016	$448,798
2017	425,828
2018	394,055
2019	349,315
2020	307,163
Thereafter	1,500,760

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There is an associated $10.0 million letter of credit for a mortgage lender at December 31, 2015.  There were no mortgage lenders with letters of credit at December 31, 2014. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 5 to 73 years. Minimum future rental payments on non-cancelable leases at December 31, 2015 are as follows (in thousands):

Year	Minimum Rent
2016	$1,385
2017	1,385
2018	1,385
2019	1,385
2020	1,385
Thereafter	67,229
Total	$74,154

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

Other Commitments or Contingencies

As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, September 2019. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through September 2019. As of December 31, 2015, the Company had a balance of $2.0 million for this liability in its consolidated balance sheet.

As part of the Company’s 2006 merger with Prentiss Properties Trust (“Prentiss”), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2015: One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

In connection with the development of the IRS Philadelphia Campus and the Cira South Garage, during 2008, the Company entered into a historic tax credit and new markets tax credit arrangement, respectively. The Company is required to be in compliance with various laws, regulations and contractual provisions that apply to its historic and new market tax credit arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized and therefore, require a refund to US Bancorp or a reduction of investor capital contributions, which are reported as deferred income in the Company’s consolidated balance sheet, until such time as its obligation to deliver tax benefits is relieved. The remaining compliance periods for its tax credit arrangements expired on December 30, 2015. The Company does not anticipate that any material refunds or reductions of investor capital contributions will be required in connection with these arrangements.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters in Camden, New Jersey. The agreement provides the Company with the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $77.3 million, may be adjusted by change orders agreed upon by both Subaru and the Company.  If construction costs are in excess of the NTE amount, the Company is obligated to pay such cost overruns. The terms of the guarantee do not provide a limitation on the costs the Company may be responsible for.

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

21. SUBSEQUENT EVENTS

30th Street Main Post Office Sale

On February 5, 2016, the Company completed the disposition of its equity interests in the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”), for a gross sales price of $354.0 million.  Cira Square, which contains 862,692 net rentable square feet of office space and is fully leased to a single tenant, was encumbered by mortgage indebtedness at December 31, 2015 (referred to in Note 7, “Debt Obligations,” as IRS Philadelphia Campus – Mortgage Debt). After the payment of $3.7 million of closings costs at settlement, the Company received net proceeds of $350.3 million and recognized a gain on sale of $113.4 million.

On January 14, 2016, the Company funded $221.4 million, consisting of $176.8 million of principal repayment, $44.5 million in prepayment charges and $0.1 million of accrued interest, in repayment of the mortgage indebtedness of Cira Square, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, the Company funded $44.5 million, consisting of $35.4 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of the Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  The repayment was financed with funds available under the unsecured revolving credit facility. Additionally, the Company recognized a loss on extinguishment of debt in the amount of $13.2 million related to a non-cash charge for deferred financing costs. The Company intends to use the net proceeds from the Cira Square sale, net of the early mortgage payoffs, to reduce debt, fund current development commitments and for general corporate purposes.

The transaction agreements provide for the purchaser to engage the Company’s management company subsidiary to provide customary property management services for the property with an annual management fee (exclusive of expense reimbursement) not to exceed 1.5% of annual gross revenues of the property. The Company’s agreement is for a ten-year term, subject to early termination by the purchaser in the event that the Company fails to fulfill its obligations at any time during the term of the agreement or upon sale by the purchaser of the property. If the purchaser terminates the agreement within seven years of the management agreement commencement date the Company shall be entitled to a termination fee in an amount equal to the management fee that would have been paid to the Company for the remainder of the seven-year term had such termination not occurred.

Och Ziff Sale

On February 4, 2016, the Company received $353.4 million in cash proceeds from a series of related transactions with affiliates of Och Ziff Capital Management Group LLC (“Och Ziff”) that resulted in the disposition of 58 properties that contain an aggregate of 3,924,783 square feet.  The properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments. The transactions involved: (i) the sale to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), 100% of the Company’s fee interests in the land parcels (the “Land Parcels”) underlying the office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; (ii) the Company’s formation of a joint venture (the “Venture”) with MAP Ground Lease Owner LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), and the Company’s sale to the Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iii) the retention of a non-controlling equity interest in the Venture.

The transaction agreements provide for the Venture to engage a subsidiary of the Company to provide customary property management services in an amount equal to 2.5% of gross rental receipts. The initial term is through December 31, 2016 and is renewed automatically each year unless terminated.  The Company may be terminated without cause, subject to a ninety day notification.

The Company intends to use the net cash proceeds that it received in the transaction for general corporate purposes, including to reduce its outstanding debt and fund current development commitments.

Based upon the facts and circumstances at formation of the Venture, the Company determined that the Venture is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the Venture.  Based upon each member’s power to control the activities that most significantly impact the economics of the Venture under the operating and related agreements of the Venture, it is accounted for under the equity method of accounting.

Reportable Segments

During the year ended December 31, 2015, the Company was managing its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. As a result of the Och Ziff Sale that occurred on February 4, 2016, the Company has narrowed its segments to four core markets located in: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och Ziff Sale, the segments previously defined as New Jersey/Delaware and California will be managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. Accordingly, the chief operating decision maker is revising the management structure and allocating more resources to the four core markets beginning January 1, 2016.

The Company has evaluated subsequent events through the date the financial statements were issued.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2015
Total revenue	$150,406	$145,648	$152,585	$153,992
Net income (loss)	8,594	3,058	20,308	(62,700)
Net income (loss) allocated to Common Shares	6,710	1,255	18,346	(63,941)
Basic earnings (loss) per Common Share	$0.04	$0.01	$0.10	$(0.37)
Diluted earnings (loss) per Common Share	$0.04	$0.01	$0.10	$(0.37)
2014
Total revenue	$152,114	$150,500	$146,558	$147,810
Net income (loss)	(2,245)	2,174	8,882	(1,869)
Net income (loss) allocated to Common Shares	(4,041)	385	6,967	(3,585)
Basic earnings (loss) per Common Share	$(0.03)	$-	$0.04	$(0.02)
Diluted earnings (loss) per Common Share	$(0.03)	$-	$0.04	$(0.02)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts due to rounding.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year-ended December 31, 2015	$15,347	$2,640	$1,809	$16,178
Year-ended December 31, 2014	$16,248	$790	$1,691	$15,347
Year-ended December 31, 2013	$16,646	$1,384	$1,782	$16,248

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

Schedule III

Real Estate and Accumulated Depreciation — December 31, 2015

(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2015 (c)
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2015 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	-	2,657	4,462	13,383	2,657	17,845	20,502	6,357	1999	1999	40
300 Berwyn Park	Berwyn	PA	-	2,206	13,422	3,896	2,206	17,318	19,524	8,603	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	-	2,611	10,445	5,056	2,611	15,501	18,112	8,686	1984	1999	40
1200 Swedesford Road	Berwyn	PA	-	2,595	11,809	3,533	2,595	15,342	17,937	7,454	1994	2001	40
200 Berwyn Park	Berwyn	PA	-	1,533	9,460	2,178	1,533	11,638	13,171	5,846	1987	1997	40
1180 Swedesford Road	Berwyn	PA	-	2,086	8,342	2,978	2,086	11,320	13,406	3,952	1987	2001	40
100 Berwyn Park	Berwyn	PA	-	1,180	7,290	1,948	1,180	9,238	10,418	4,696	1986	1997	40
1160 Swedesford Road	Berwyn	PA	-	1,781	7,124	6,108	2,045	12,968	15,013	3,689	1986	2001	40
1100 Cassett Road	Berwyn	PA	-	1,695	6,779	1,272	1,695	8,051	9,746	2,847	1997	2001	40
980 Harvest Drive (d), (e)	Blue Bell	PA	-	2,079	8,315	149	1,949	8,594	10,543	3,069	1988	2002	40
910 Harvest Drive (d)	Blue Bell	PA	-	1,225	8,645	(718)	1,225	7,927	9,152	4,822	1990	1998	40
925 Harvest Drive (d)	Blue Bell	PA	-	1,671	6,606	913	1,671	7,519	9,190	3,539	1990	1998	40
920 Harvest Drive (d)	Blue Bell	PA	-	1,208	6,595	(427)	1,208	6,168	7,376	2,892	1990	1998	40
181 Washington Street	Conshohocken	PA	-	6,927	14,722	318	6,237	15,730	21,967	1,215	1999	2013	40
426 Lancaster Avenue	Devon	PA	-	1,689	6,756	376	1,689	7,132	8,821	3,621	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	-	4,241	16,579	1,852	4,241	18,431	22,672	8,115	1988	1998	40
One Progress Drive (d), (e)	Horsham	PA	-	1,399	5,629	3,802	1,127	9,703	10,830	4,883	1986	1996	40
500 Enterprise Drive (d)	Horsham	PA	-	1,303	5,188	3,709	1,303	8,897	10,200	4,624	1990	1996	40
640 Freedom Business Center	King Of Prussia	PA	-	4,222	16,891	4,760	4,222	21,651	25,873	10,262	1991	1998	40
555 Croton Road (d), (e)	King of Prussia	PA	-	4,486	17,943	(228)	4,024	18,177	22,201	7,337	1999	2001	40
630 Allendale Road	King of Prussia	PA	-	2,836	4,028	12,595	2,898	16,561	19,459	6,083	2000	2000	40
620 Freedom Business Center	King Of Prussia	PA	-	2,770	11,014	3,700	2,770	14,714	17,484	8,116	1986	1998	40
1000 First Avenue	King Of Prussia	PA	-	2,772	10,936	1,912	2,772	12,848	15,620	5,898	1980	1998	40
1060 First Avenue	King Of Prussia	PA	-	2,712	10,953	3,585	2,712	14,538	17,250	6,418	1987	1998	40
630 Freedom Business Center	King Of Prussia	PA	-	2,773	11,144	1,991	2,773	13,135	15,908	6,403	1989	1998	40
1020 First Avenue	King Of Prussia	PA	-	2,168	8,576	7,627	2,168	16,203	18,371	7,618	1984	1998	40
1040 First Avenue	King Of Prussia	PA	-	2,860	11,282	5,037	2,860	16,319	19,179	6,079	1985	1998	40
610 Freedom Business Center	King Of Prussia	PA	-	2,017	8,070	2,477	2,017	10,547	12,564	5,363	1985	1998	40
650 Park Avenue	King Of Prussia	PA	-	1,916	4,378	1,655	1,916	6,033	7,949	3,129	1968	1998	40
500 North Gulph Road	King Of Prussia	PA	-	1,303	5,201	1,445	1,303	6,646	7,949	3,577	1979	1996	40
620 Allendale Road	King Of Prussia	PA	-	1,020	3,839	628	1,020	4,467	5,487	2,132	1961	1998	40
600 Park Avenue	King Of Prussia	PA	-	1,012	4,048	385	1,012	4,433	5,445	2,166	1964	1998	40
660 Allendale Road	King Of Prussia	PA	-	396	948	2,957	1,085	3,216	4,301	1,219	2011	1998	40
640 Allendale Road	King of Prussia	PA	-	439	432	1,507	439	1,939	2,378	808	2000	2000	40
14 Campus Boulevard	Newtown Square	PA	-	2,244	4,217	1,533	2,244	5,750	7,994	3,665	1998	1998	40
17 Campus Boulevard	Newtown Square	PA	-	1,108	5,155	(374)	1,108	4,781	5,889	1,939	2001	1997	40
11 Campus Boulevard	Newtown Square	PA	-	1,112	4,067	997	1,112	5,064	6,176	2,116	1998	1999	40
15 Campus Boulevard	Newtown Square	PA	-	1,164	3,896	247	1,164	4,143	5,307	1,519	2002	2000	40
18 Campus Boulevard	Newtown Square	PA	-	787	3,312	478	787	3,790	4,577	1,649	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	-	6,199	16,131	16,709	6,199	32,840	39,039	11,265	2001	2000	40
4000 Chemical Road	Plymouth Meeting	PA	-	4,373	24,546	1,484	4,373	26,030	30,403	5,570	2006	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	-	3,651	14,514	3,375	3,651	17,889	21,540	6,508	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	-	3,652	15,288	1,985	3,652	17,273	20,925	5,902	1986	2002	40

				Initial Cost			Gross Amount Which Carried December 31, 2015 (c)
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2015 (c)	Year of Construction	Year Acquired	Depreciable Life
630 West Germantown Pike	Plymouth Meeting	PA	-	3,558	14,743	997	3,558	15,740	19,298	5,537	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	-	3,572	14,435	963	3,572	15,398	18,970	5,551	1990	2002	40
660 West Germantown Pike	Plymouth Meeting	PA	-	3,694	5,487	19,418	5,405	23,194	28,599	2,357	1987	2012	30
2240/2250 Butler Pike (d)	Plymouth Meeting	PA	-	1,104	4,627	1,312	1,104	5,939	7,043	3,888	1984	1996	40
2260 Butler Pike (d), (e)	Plymouth Meeting	PA	-	662	2,727	2,009	550	4,848	5,398	2,460	1984	1996	40
120 West Germantown Pike (d)	Plymouth Meeting	PA	-	685	2,773	667	685	3,440	4,125	1,861	1984	1996	40
140 West Germantown Pike (d)	Plymouth Meeting	PA	-	482	1,976	282	482	2,258	2,740	1,181	1984	1996	40
351 Plymouth Road	Plymouth Meeting	PA	-	1,043	555	-	1,043	555	1,598	149	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	-	11,925	36,986	12,574	11,897	49,588	61,485	18,681	1983	2004	29
One Radnor Corporate Center	Radnor	PA	-	7,323	28,613	23,135	7,323	51,748	59,071	21,189	1998	2004	29
201 King of Prussia Road	Radnor	PA	-	8,956	29,811	4,530	8,949	34,348	43,297	16,172	2001	2004	25
555 Lancaster Avenue	Radnor	PA	-	8,014	16,508	16,414	8,609	32,327	40,936	13,850	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	-	5,406	21,390	14,393	5,705	35,484	41,189	11,578	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	-	6,506	25,525	5,512	6,578	30,965	37,543	9,253	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	-	4,773	17,961	2,540	4,791	20,483	25,274	9,029	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	-	3,937	15,484	3,883	3,942	19,362	23,304	7,797	1998	2004	29
130 Radnor Chester Road	Radnor	PA	-	2,573	8,338	3,483	2,567	11,827	14,394	4,895	1983	2004	25
170 Radnor Chester Road	Radnor	PA	-	2,514	8,147	2,486	2,509	10,638	13,147	3,488	1983	2004	25
200 Radnor Chester Road	Radnor	PA	-	3,366	-	3,583	3,366	3,583	6,949	239	2014	2005	40
101 West Elm Street	W. Conshohocken	PA	-	6,251	25,209	3,483	6,251	28,692	34,943	8,481	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	-	3,557	14,249	3,069	3,557	17,318	20,875	4,089	1999	2005	40
PHILADELPHIA CBD
2970 Market Street (d) (f)	Philadelphia	PA	177,425	22,430	217,763	25,597	22,430	243,360	265,790	34,339	2010	2007	40
2929 Arch Street	Philadelphia	PA	-	-	208,570	27,724	12,586	223,708	236,294	93,087	2005	N/A	40
1717 Arch Street	Philadelphia	PA	-	-	98,188	68,523	25,195	141,516	166,711	26,182	1990	2010	40
2001 Market Street	Philadelphia	PA	112,000	15,323	120,200	17,323	15,323	137,523	152,846	7,332	1992	2013	40
130 North 18th Street	Philadelphia	PA	-	14,496	107,736	27,407	14,473	135,166	149,639	41,218	1998	2004	34
100 North 18th Street	Philadelphia	PA	86,886	16,066	100,255	12,834	16,066	113,089	129,155	33,526	1988	2004	36
2005 Market Street	Philadelphia	PA	130,000	15,161	105,021	14,907	15,161	119,928	135,089	6,783	1987	2013	40
Cira Centre South Garage (f)	Philadelphia	PA	35,546	-	76,008	2,538	-	78,546	78,546	10,467	2010	N/A	40
1900 Market Street	Philadelphia	PA	-	7,768	17,263	17,545	7,768	34,808	42,576	2,093	1981	2012	30
3020 Market Street	Philadelphia	PA	-	-	21,417	7,975	-	29,392	29,392	4,685	1959	2011	26
101 - 103 Juniper Street	Philadelphia	PA	-	-	14,401	324	478	14,247	14,725	2,390	2010	2006	40
Philadelphia Marine Center	Philadelphia	PA	-	532	2,196	3,444	628	5,544	6,172	2,679	Various	1998	40
618-634 Market Street (g)	Philadelphia	PA	-	13,365	5,791	-	13,365	5,791	19,156	869	1966	2015	5
METROPOLITAN WASHINGTON, D.C.
11720 Beltsville Drive (h)	Beltsville	MD	-	3,831	16,661	(5,279)	1,927	13,286	15,213	6,581	1987	2006	46
11700 Beltsville Drive (h)	Beltsville	MD	-	2,808	12,081	(10,493)	336	4,060	4,396	2,963	1981	2006	46
11710 Beltsville Drive (h)	Beltsville	MD	-	2,278	11,100	(8,534)	534	4,310	4,844	2,560	1987	2006	46
6600 Rockledge Drive	Bethesda	MD	-	-	37,421	10,749	-	48,170	48,170	10,174	1981	2006	50
11740 Beltsville Drive (h)	Bethesda	MD	-	198	870	42	202	908	1,110	233	1987	2006	46
12015 Lee Jackson Memorial Highway (d), (e)	Fairfax	VA	-	3,770	22,895	1,902	3,561	25,006	28,567	7,574	1985	2006	42
11781 Lee Jackson Memorial Highway (d), (e)	Fairfax	VA	-	3,246	19,836	(1,435)	2,615	19,032	21,647	5,512	1982	2006	40
4401 Fair Lakes Court (d), (e)	Fairfax	VA	-	1,569	11,982	(2,098)	990	10,463	11,453	2,766	1988	2006	52
3141 Fairview Park Drive (i)	Falls Church	VA	20,838	5,918	40,981	14,119	7,081	53,937	61,018	11,640	1988	2006	51
2340 Dulles Corner Boulevard	Herndon	VA	-	16,345	65,379	18,280	16,129	83,875	100,004	31,570	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	-	8,243	52,413	12,524	8,782	64,398	73,180	15,294	1999	2006	55
196/198 Van Buren Street	Herndon	VA	-	7,931	43,812	9,059	8,348	52,454	60,802	11,986	1991	2006	53

				Initial Cost			Gross Amount Which Carried December 31, 2015 (c)
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2015 (c)	Year of Construction	Year Acquired	Depreciable Life
2251 Corporate Park Drive	Herndon	VA	-	11,472	45,893	3,367	11,472	49,260	60,732	11,204	2000	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	-	10,365	43,876	4,612	10,365	48,488	58,853	13,849	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	-	7,279	46,340	16,028	7,417	62,230	69,647	10,822	1990	2006	50
13880 Dulles Corner Lane	Herndon	VA	-	7,236	39,213	4,556	7,373	43,632	51,005	9,193	1997	2006	55
2121 Cooperative Way	Herndon	VA	-	5,598	38,639	2,688	5,795	41,130	46,925	8,879	2000	2006	54
2201 Cooperative Way	Herndon	VA	-	4,809	34,093	5,317	4,809	39,410	44,219	8,573	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	-	3,794	19,365	2,126	3,866	21,419	25,285	5,398	1989	2006	46
1676 International Drive (j)	Mclean	VA	-	18,437	97,538	3,740	18,785	100,930	119,715	19,257	1999	2006	55
8260 Greensboro Drive (j)	Mclean	VA	-	7,952	33,964	2,227	8,102	36,041	44,143	7,898	1980	2006	52
2273 Research Boulevard	Rockville	MD	-	5,167	31,110	4,638	5,237	35,678	40,915	10,292	1999	2006	45
2275 Research Boulevard	Rockville	MD	-	5,059	29,668	7,413	5,154	36,986	42,140	9,057	1990	2006	45
2277 Research Boulevard	Rockville	MD	-	4,649	26,952	17,817	4,733	44,685	49,418	7,715	1986	2006	45
1900 Gallows Road	Vienna	VA	-	7,797	47,817	11,469	7,944	59,139	67,083	13,191	1989	2006	52
8521 Leesburg Pike	Vienna	VA	-	4,316	30,885	5,280	4,397	36,084	40,481	7,393	1984	2006	51
NEW JERSEY/DELAWARE
200 Lake Drive East	Cherry Hill	NJ	-	2,069	8,275	1,798	2,069	10,073	12,142	3,922	1989	2001	40
220 Lake Drive East	Cherry Hill	NJ	-	2,144	8,798	1,955	2,144	10,753	12,897	3,818	1988	2001	40
210 Lake Drive East	Cherry Hill	NJ	-	1,645	6,579	2,748	1,645	9,327	10,972	3,102	1986	2001	40
20 East Clementon Road	Gibbsboro	NJ	-	769	3,055	401	769	3,456	4,225	1,712	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	-	244	971	78	244	1,049	1,293	525	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	-	231	921	123	231	1,044	1,275	514	1983	1997	40
50 East Clementon Road	Gibbsboro	NJ	-	114	964	671	114	1,635	1,749	584	1986	1997	40
2 Foster Avenue	Gibbsboro	NJ	-	185	730	16	185	746	931	369	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	-	183	726	16	183	742	925	362	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	-	93	364	57	93	421	514	228	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	-	21	81	3	21	84	105	41	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	-	9	32	26	9	58	67	30	1968	1997	40
Two Eves Drive	Marlton	NJ	-	818	3,461	269	818	3,730	4,548	1,761	1987	1997	40
Five Eves Drive	Marlton	NJ	-	703	2,819	1,437	703	4,256	4,959	1,760	1986	1997	40
Four B Eves Drive	Marlton	NJ	-	588	2,369	185	588	2,554	3,142	1,311	1987	1997	40
Four A Eves Drive	Marlton	NJ	-	539	2,168	376	539	2,544	3,083	1,215	1987	1997	40
308 Harper Drive (d), (e)	Moorestown	NJ	-	1,643	6,663	(39)	1,425	6,842	8,267	3,481	1976	1998	40
1120 Executive Boulevard	Mt. Laurel	NJ	-	2,074	8,415	4,280	2,074	12,695	14,769	5,696	1987	1997	40
700 East Gate Drive (d)	Mt. Laurel	NJ	-	3,569	14,436	1,956	3,569	16,392	19,961	7,573	1984	1998	40
701 East Gate Drive (d), (e)	Mt. Laurel	NJ	-	1,736	6,877	1,163	1,589	8,187	9,776	4,033	1986	1998	40
307 Fellowship Drive (d), (e)	Mt. Laurel	NJ	-	1,565	6,342	306	1,330	6,883	8,213	3,551	1981	1998	40
305 Fellowship Drive (d), (e)	Mt. Laurel	NJ	-	1,421	5,768	920	1,233	6,876	8,109	3,340	1980	1998	40
303 Fellowship Drive (d), (e)	Mt. Laurel	NJ	-	1,493	6,055	205	1,250	6,503	7,753	3,213	1979	1998	40
309 Fellowship Drive (d)	Mt. Laurel	NJ	-	1,518	6,154	711	1,518	6,865	8,383	3,206	1982	1998	40
161 Gaither Drive (d), (e)	Mt. Laurel	NJ	-	1,016	4,064	535	1,011	4,604	5,615	1,724	1987	2001	40
815 East Gate Drive (d), (e)	Mt. Laurel	NJ	-	636	2,584	446	581	3,085	3,666	1,532	1986	1998	40
817 East Gate Drive (d), (e)	Mt. Laurel	NJ	-	611	2,426	216	600	2,653	3,253	1,247	1986	1998	40
Main Street - Plaza 1000	Voorhees	NJ	-	2,732	10,942	96	2,732	11,038	13,770	11,002	1988	1997	40
Main Street - Piazza	Voorhees	NJ	-	696	2,802	3,360	696	6,162	6,858	2,035	1990	1997	40
Main Street - Promenade	Voorhees	NJ	-	532	2,052	538	532	2,590	3,122	1,288	1988	1997	40
920 North King Street	Wilmington	DE	-	6,141	21,140	2,707	6,141	23,847	29,988	8,113	1989	2004	30
300 Delaware Avenue	Wilmington	DE	-	6,369	13,739	2,889	6,369	16,628	22,997	7,496	1989	2004	23
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	-	3,755	22,702	119	3,755	22,821	26,576	358	1991	2015	35
11501 Burnet Road - Building 2	Austin	TX	-	2,732	16,305	654	2,732	16,959	19,691	274	1991	2015	35
11501 Burnet Road - Building 3	Austin	TX	-	3,688	22,348	118	3,688	22,466	26,154	353	1991	2015	35

				Initial Cost			Gross Amount Which Carried December 31, 2015 (c)
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2015 (c)	Year of Construction	Year Acquired	Depreciable Life
11501 Burnet Road - Building 4	Austin	TX	-	2,614	15,740	83	2,614	15,823	18,437	248	1991	2015	35
11501 Burnet Road - Building 5	Austin	TX	-	3,689	22,354	117	3,689	22,471	26,160	353	1991	2015	35
11501 Burnet Road - Building 6	Austin	TX	-	2,676	15,972	84	2,676	16,056	18,732	252	1991	2015	35
11501 Burnet Road - Building 8	Austin	TX	-	1,400	7,422	39	1,400	7,461	8,861	122	1991	2015	35
11501 Burnet Road - Parking Garage	Austin	TX	-	-	19,826	103	-	19,929	19,929	424	1991	2015	35
RICHMOND
4364 South Alston Avenue (d), (e)	Durham	NC	-	1,622	6,419	(454)	1,144	6,443	7,587	3,512	1985	1998	40
4805 Lake Brooke Drive (d), (e)	Glen Allen	VA	-	1,640	6,567	703	1,420	7,490	8,910	3,576	1996	1998	40
Overlook I (d)	Glen Allen	VA	-	748	3,976	600	791	4,533	5,324	916	1998	2011	40
Overlook II (d)	Glen Allen	VA	-	748	4,492	504	791	4,953	5,744	923	2000	2011	40
2812 Emerywood Parkway (d)	Henrico	VA	-	1,069	4,281	670	1,069	4,951	6,020	2,290	1980	1998	40
300 Arboretum Place (d), (e)	Richmond	VA	-	5,450	21,892	3,831	4,674	26,499	31,173	12,104	1988	1998	40
7501 Boulders View Drive (d), (e)	Richmond	VA	-	4,669	19,699	(2,770)	3,920	17,678	21,598	4,891	1989	2007	40
7300 Beaufont Springs Drive (d), (e)	Richmond	VA	-	4,672	19,689	(1,080)	3,980	19,301	23,281	4,999	2000	2007	40
6800 Paragon Place (d), (e)	Richmond	VA	-	4,552	18,414	(681)	3,821	18,464	22,285	5,456	1987	2006	40
6802 Paragon Place (d)	Richmond	VA	-	2,917	11,454	3,074	2,917	14,528	17,445	5,706	1989	2002	40
1025 Boulders Parkway (d), (e)	Richmond	VA	-	2,574	11,297	(1,314)	2,040	10,517	12,557	3,009	1994	2007	40
2100-2116 West Laburnam Avenue (d)	Richmond	VA	-	2,482	8,846	2,742	2,482	11,588	14,070	5,331	1984	1998	40
7401 Beaufont Springs Drive (d), (e)	Richmond	VA	-	2,349	10,396	(2,048)	1,788	8,909	10,697	2,649	1998	2007	40
7325 Beaufont Springs Drive (d), (e)	Richmond	VA	-	2,344	10,377	(1,745)	2,002	8,974	10,976	2,349	1999	2007	40
9011 Arboretum Parkway (d), (e)	Richmond	VA	-	1,857	7,702	(430)	1,501	7,628	9,129	4,104	1991	1998	40
6806 Paragon Place (d)	Richmond	VA	-	-	10,288	(117)	403	9,768	10,171	2,885	2007	2005	40
9100 Arboretum Parkway (d), (e)	Richmond	VA	-	1,362	5,489	541	1,274	6,118	7,392	2,974	1987	1998	40
2511 Brittons Hill Road (d)	Richmond	VA	-	1,202	4,820	1,221	1,202	6,041	7,243	3,041	1987	1998	40
9200 Arboretum Parkway (d)	Richmond	VA	-	985	3,973	1,275	985	5,248	6,233	2,562	1987	1998	40
9210 Arboretum Parkway (d), (e)	Richmond	VA	-	1,110	4,474	167	970	4,781	5,751	2,274	1988	1998	40
2201-2245 Tomlynn Street (d)	Richmond	VA	-	1,020	4,067	1,126	1,020	5,193	6,213	2,332	1989	1998	40
9211 Arboretum Parkway (d), (e)	Richmond	VA	-	582	2,433	317	470	2,862	3,332	1,395	1991	1998	40
2221-2245 Dabney Road (d)	Richmond	VA	-	530	2,123	369	530	2,492	3,022	1,091	1994	1998	40
2212-2224 Tomlynn Street (d)	Richmond	VA	-	502	2,014	487	502	2,501	3,003	1,109	1985	1998	40
2244 Dabney Road (d)	Richmond	VA	-	550	2,203	-	550	2,203	2,753	1,016	1993	1998	40
2277 Dabney Road (d)	Richmond	VA	-	507	2,034	294	507	2,328	2,835	1,077	1986	1998	40
2248 Dabney Road (d), (e)	Richmond	VA	-	512	2,049	379	503	2,437	2,940	1,000	1989	1998	40
2161-2179 Tomlynn Street (d)	Richmond	VA	-	423	1,695	306	423	2,001	2,424	867	1985	1998	40
2246 Dabney Road (d)	Richmond	VA	-	455	1,822	-	455	1,822	2,277	841	1987	1998	40
2251 Dabney Road (d)	Richmond	VA	-	387	1,552	59	387	1,611	1,998	740	1983	1998	40
2256 Dabney Road (d)	Richmond	VA	-	356	1,427	225	356	1,652	2,008	777	1982	1998	40
2130-2146 Tomlynn Street (d)	Richmond	VA	-	353	1,416	225	353	1,641	1,994	779	1988	1998	40
2112-2124 Tomlynn Street (d)	Richmond	VA	-	281	1,125	306	281	1,431	1,712	695	1984	1998	40
2240 Dabney Road (d)	Richmond	VA	-	264	1,059	88	264	1,147	1,411	514	1984	1998	40
Boulders Land (d), (e)	Richmond	VA	-	1,256	-	(116)	1,115	25	1,140	3	N/A	2007	N/A
CALIFORNIA
1200 Concord Avenue	Concord	CA	-	6,395	24,664	833	6,515	25,377	31,892	9,192	1984	2006	34
1220 Concord Avenue	Concord	CA	-	6,476	24,966	298	6,476	25,264	31,740	8,869	1984	2006	34
Oakland Lot B	Oakland	CA	-	4,342	-	17	4,332	27	4,359	-	N/A	2006	N/A
	Total:		$ 562,695	$ 589,391	$ 3,246,749	$ 651,448	$ 619,181	$ 3,868,407	$ 4,487,588	$ 1,080,616

(a)	Excludes the effect of any net interest premium/(discount) and deferred financing costs.

(b)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2013 to December 31, 2015 (in thousands):

	2015	2014	2013
Balance at beginning of year	$4,631,128	$4,669,289	$4,726,169
Additions:
Acquisitions	182,381	-	347,510
Capital expenditures and assets placed into service	165,941	132,149	109,740
Less:
Dispositions	(442,327)	(126,471)	(474,275)
Retirements	(49,535)	(43,839)	(39,855)
Balance at end of year	$4,487,588	$4,631,128	$4,669,289
Less:
Assets held for sale	(794,588)	(27,436)	-
Per consolidated balance sheet	$3,693,000	$4,603,692	$4,669,289

The aggregate cost for federal income tax purposes is $3.9 billion as of December 31, 2015.

(c)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2013 to December 31, 2015 (in thousands):

	2015	2014	2013
Balance at beginning of year	$1,078,996	$983,808	$954,665
Additions:
Depreciation expense — continuing operations	159,080	160,641	150,236
Depreciation expense — discontinued operations	-	-	9,164
Less:
Dispositions	(109,243)	(22,459)	(91,890)
Retirements	(48,217)	(42,994)	(38,367)
Balance at end of year	$1,080,616	$1,078,996	$983,808
Less:
Assets held for sale	(213,581)	(11,167)	-
Per consolidated balance sheet	$867,035	$1,067,829	$983,808

(d)	Properties were held for sale at December 31, 2015. For further information see Note 3, “Real Estate Investments.”
(e)

Properties were held for sale at December 31, 2015. In connection with the held for sale determination the Company recorded an impairment charge of $45.4 million as of December 31, 2015, reducing the aggregate carrying value of these properties from $426.2 million to the sales price less estimated closing costs of $380.8 million in connection with the anticipated disposition.  The impairment was allocated between land and building.   For further information see Note 3, “Real Estate Investments.”

(f)	Mortgage debt on these properties was repaid subsequent to December 31, 2015. For further information see Note 21, “Subsequent Events.”
(g)	At acquisition it was determined that the useful life of the parking structure is five years, which reflects the expected demolition date.
(h)

The Company evaluated the recoverability of the carrying value of these properties, and determined that due to the shortening of the expected hold periods of ownership, it was necessary to reduce the carrying value to estimated fair value.  Accordingly, the Company recorded an impairment charge of $27.5 million as of December 31, 2015, reducing the aggregate carrying value of these properties from $40.4 million to their estimated fair value of $12.9 million.  For further information see Note 3, “Real Estate Investments.”

(i)

This property was contributed to an unconsolidated real estate venture, however, the Company will continue to consolidate this property due to its continuing involvement in this property resulting from its ongoing lease at this property and its 50% ownership interest in the venture. Please see Note 3, “Real Estate Investments,” to the consolidated financial statements for additional information.

(j)	On October 9, 2015, the Company funded the full repayment of the Tysons Corner mortgage note.