Form 10-Q
period 2016-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2016-04-25
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

A total of 175,015,396 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 22, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2016, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•	Consolidated Financial Statements; and
•	Notes to the Parent Company’s and Operating Partnership’s Equity.

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

In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and incurs debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,703,193	$3,693,000
Accumulated depreciation	(891,263)	(867,035)
Operating real estate investments, net	2,811,930	2,825,965
Construction-in-progress	319,656	268,983
Land held for development	132,747	130,479
Total real estate investments, net	3,264,333	3,225,427
Cash and cash equivalents	423,517	56,694
Accounts receivable, net of allowance of $1,950 and $1,736 in 2016 and 2015, respectively	14,027	17,126
Accrued rent receivable, net of allowance of $13,313 and $14,442 in 2016 and 2015, respectively	133,720	145,092
Assets held for sale, net	-	584,365
Investment in Real Estate Ventures, equity method	278,659	241,004
Deferred costs, net	90,973	101,419
Intangible assets, net	100,063	111,623
Other assets	72,772	71,761
Total assets	$4,378,064	$4,554,511
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	345,310	545,753
Unsecured term loans, net	247,882	247,800
Unsecured senior notes, net	1,591,756	1,591,164
Accounts payable and accrued expenses	112,203	99,856
Distributions payable	28,295	28,249
Deferred income, gains and rent	27,331	30,413
Acquired lease intangibles, net	23,248	25,655
Liabilities related to assets held for sale	-	2,151
Other liabilities	37,749	31,379
Total liabilities	$2,413,774	$2,602,420
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2016 and 2015	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 174,890,432 and 174,688,568 issued and outstanding in 2016 and 2015, respectively	1,749	1,747
Additional paid-in-capital	3,255,908	3,252,622
Deferred compensation payable in common shares	13,155	11,918
Common shares in grantor trust, 847,007 in 2016, 745,686 in 2015	(13,155)	(11,918)
Cumulative earnings	545,041	499,086
Accumulated other comprehensive loss	(14,271)	(5,192)
Cumulative distributions	(1,842,450)	(1,814,378)
Total Brandywine Realty Trust's equity	1,946,017	1,933,925
Non-controlling interests	18,273	18,166
Total beneficiaries' equity	1,964,290	1,952,091
Total liabilities and beneficiaries' equity	$4,378,064	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2016	2015
Revenue
Rents	$110,163	$120,410
Tenant reimbursements	20,054	22,654
Termination fees	294	636
Third party management fees, labor reimbursement and leasing	5,235	3,872
Other	756	2,834
Total revenue	136,502	150,406
Operating expenses:
Property operating expenses	40,879	46,577
Real estate taxes	11,886	12,545
Third party management expenses	2,010	1,576
Depreciation and amortization	48,873	51,111
General and administrative expenses	9,120	8,636
Provision for impairment	7,390	1,726
Total operating expenses	120,158	122,171
Operating income	16,344	28,235
Other income (expense):
Interest income	320	750
Interest expense	(23,691)	(28,176)
Interest expense - amortization of deferred financing costs	(774)	(1,079)
Interest expense - financing obligation	(281)	(286)
Equity in income (loss) of Real Estate Ventures	(403)	131
Net gain on disposition of real estate	115,456	9,019
Net gain on real estate venture transactions	5,929	-
Loss on early extinguishment of debt	(66,590)	-
Net income	46,310	8,594
Net income attributable to non-controlling interests	(389)	(58)
Net income attributable to Brandywine Realty Trust	45,921	8,536
Distribution to preferred shareholders	(1,725)	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(105)	(101)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$44,091	$6,710

Basic income per Common Share:
Continuing operations	$0.25	$0.04

Diluted income per Common Share:
Continuing operations	$0.25	$0.04

Basic weighted average shares outstanding	174,788,945	179,562,930
Diluted weighted average shares outstanding	175,471,413	180,655,272

Distributions declared per Common Share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2016	2015
Net income	$46,310	$8,594
Comprehensive loss:
Unrealized loss on derivative financial instruments	(9,405)	(2,663)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	246	58
Total comprehensive loss	(9,159)	(2,605)
Comprehensive income	37,151	5,989
Comprehensive loss attributable to non-controlling interest	(309)	(36)
Comprehensive income attributable to Brandywine Realty Trust	$36,842	$5,953

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2016

(unaudited, in thousands, except number of shares)

March 31, 2016

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									45,921			389	46,310
Other comprehensive loss										(9,079)		(80)	(9,159)
Issuance of partnership interest in consolidated real estate venture												18	18
Share-based compensation activity			210,116		2	3,296			34				3,332
Share Issuance from/to Deferred Compensation Plan			(8,252)	101,321			1,237	(1,237)					-
Adjustment to Non-controlling Interest						(10)						10	-
Preferred Share distributions											(1,725)		(1,725)
Distributions declared (0.15 share)											(26,347)	(230)	(26,577)
BALANCE, March 31, 2016	4,000,000	$40	174,890,432	847,007	$1,749	$3,255,908	$13,155	$(13,155)	$545,041	$(14,271)	$(1,842,450)	$18,273	$1,964,290

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2015

(unaudited, in thousands, except number of shares)

March 31, 2015

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									8,536			58	8,594
Other comprehensive loss										(2,583)		(22)	(2,605)
Bonus share issuance			8,447			125							125
Equity issuance costs						(48)							(48)
Share-based compensation activity			410,506	280,011	5	2,347							2,352
Share Issuance from/to Deferred Compensation Plan			33,485	30,144			4,975	(4,975)					-
Adjustment to Non-controlling Interest						20						(20)	-
Preferred Share distributions											(1,725)		(1,725)
Distributions declared (0.15 share)											(27,213)	(230)	(27,443)
BALANCE, March 31, 2015	4,000,000	$40	179,745,598	694,691	$1,798	$3,317,137	$11,194	$(11,194)	$538,023	$(7,190)	$(1,729,517)	$18,285	$2,138,576

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$46,310	$8,594
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	48,873	51,111
Amortization of deferred financing costs	774	1,079
Amortization of debt discount/(premium), net	382	(158)
Amortization of stock compensation costs	2,296	2,756
Shares used for employee taxes upon vesting of share awards	(289)	(1,359)
Straight-line rent income	(6,104)	(6,339)
Amortization of acquired above (below) market leases, net	(2,232)	(1,290)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	215	380
Net gain on real estate venture transactions	(5,929)	-
Net gain on sale of interests in real estate	(115,456)	(9,019)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	7,390	1,726
Real Estate Venture loss in excess of distributions	723	163
Deferred financing obligation	(253)	(287)
Changes in assets and liabilities
Accounts receivable	246	(170)
Other assets	(9,193)	(9,322)
Accounts payable and accrued expenses	6,296	11,131
Deferred income, gains and rent	(2,308)	(3,267)
Other liabilities	552	(140)
Net cash (used in) provided by operating activities	(14,528)	45,611

Cash flows from investing activities:
Proceeds from the sale of properties	704,911	26,778
Distribution of sale proceeds from a real estate venture	4,812	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(13,949)	(14,515)
Capital expenditures for redevelopments	(6,199)	(5,984)
Capital expenditures for developments	(54,405)	(37,867)
Advances for the purchase of tenant assets, net of repayments	360	(138)
Investment in unconsolidated Real Estate Ventures	(14,414)	(11,028)
Deposits for real estate	(2,275)	(5,995)
Escrowed cash	6,991	2,868
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,436	2,563
Leasing costs paid	(4,716)	(6,371)
Net cash provided from investing activities	622,552	38,311

Cash flows from financing activities:
Repayments of mortgage notes payable	(213,739)	(3,546)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Debt financing costs paid	(72)	-
Proceeds from the exercise of stock options	826	127
Partner contribution to consolidated real estate venture	18	-
Distributions paid to shareholders	(28,004)	(28,692)
Distributions to non-controlling interest	(230)	(230)
Net cash used in financing activities	(241,201)	(32,341)
Increase in cash and cash equivalents	366,823	51,581
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of year	$423,517	$309,083

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2016 and 2015 of $3,671 and $2,703, respectively	$13,656	$18,080

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,278	29,009
Change in investment in real estate ventures as a result of a disposition	(1,130)	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in capital expenditures financed through accounts payable at period end	4,235	(440)
Change in capital expenditures financed through retention payable at period end	753	2,200

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,703,193	$3,693,000
Accumulated depreciation	(891,263)	(867,035)
Operating real estate investments, net	2,811,930	2,825,965
Construction-in-progress	319,656	268,983
Land held for development	132,747	130,479
Total real estate investments, net	3,264,333	3,225,427
Cash and cash equivalents	423,517	56,694
Accounts receivable, net of allowance of $1,950 and $1,736 in 2016 and 2015, respectively	14,027	17,126
Accrued rent receivable, net of allowance of $13,313 and $14,442 in 2016 and 2015, respectively	133,720	145,092
Assets held for sale, net	-	584,365
Investment in Real Estate Ventures, equity method	278,659	241,004
Deferred costs, net	90,973	101,419
Intangible assets, net	100,063	111,623
Other assets	72,772	71,761
Total assets	$4,378,064	$4,554,511
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	345,310	545,753
Unsecured term loans, net	247,882	247,800
Unsecured senior notes, net	1,591,756	1,591,164
Accounts payable and accrued expenses	112,203	99,856
Distributions payable	28,295	28,249
Deferred income, gains and rent	27,331	30,413
Acquired lease intangibles, net	23,248	25,655
Liabilities related to assets held for sale	-	2,151
Other liabilities	37,749	31,379
Total liabilities	$2,413,774	$2,602,420
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 1,535,102 issued and outstanding in 2016 and 2015	22,285	22,114
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2016 and 2015	96,850	96,850
General Partnership Capital 174,890,432 and 174,688,568 units issued and outstanding in 2016 and 2015, respectively	1,857,859	1,836,692
Accumulated other comprehensive loss	(14,755)	(5,597)
Total Brandywine Operating Partnership, L.P.'s equity	1,939,954	1,927,945
Non-controlling interest - consolidated real estate ventures	2,051	2,032
Total partners' equity	1,942,005	1,929,977
Total liabilities and partners' equity	$4,378,064	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2016	2015
Revenue
Rents	$110,163	$120,410
Tenant reimbursements	20,054	22,654
Termination fees	294	636
Third party management fees, labor reimbursement and leasing	5,235	3,872
Other	756	2,834
Total revenue	136,502	150,406
Operating expenses:
Property operating expenses	40,879	46,577
Real estate taxes	11,886	12,545
Third party management expenses	2,010	1,576
Depreciation and amortization	48,873	51,111
General and administrative expenses	9,120	8,636
Provision for impairment	7,390	1,726
Total operating expenses	120,158	122,171
Operating income	16,344	28,235
Other income (expense):
Interest income	320	750
Interest expense	(23,691)	(28,176)
Interest expense - amortization of deferred financing costs	(774)	(1,079)
Interest expense - financing obligation	(281)	(286)
Equity in income (loss) of Real Estate Ventures	(403)	131
Net gain on disposition of real estate	115,456	9,019
Net gain on real estate venture transactions	5,929	-
Loss on early extinguishment of debt	(66,590)	-
Net income	46,310	8,594
Net loss from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(2)	-
Net income attributable to Brandywine Operating Partnership	46,308	8,594
Distribution to preferred unitholders	(1,725)	(1,725)
Amounts allocated to unvested restricted unitholders	(105)	(101)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$44,478	$6,768

Basic income per Common Partnership Unit:
Continuing operations	$0.25	$0.04

Diluted income per Common Partnership Unit:
Continuing operations	$0.25	$0.04

Basic weighted average common partnership units outstanding	176,324,047	181,098,032
Diluted weighted average common partnership units outstanding	177,006,515	182,190,374

Distributions declared per Common Partnership Unit	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2016	2015
Net income	$46,310	$8,594
Comprehensive loss:
Unrealized loss on derivative financial instruments	(9,405)	(2,663)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	246	58
Total comprehensive loss	(9,159)	(2,605)
Comprehensive loss attributable to non-controlling interest - consolidated real estate ventures	(2)	-
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$37,149	$5,989
(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$46,310	$8,594
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	48,873	51,111
Amortization of deferred financing costs	774	1,079
Amortization of debt discount/(premium), net	382	(158)
Amortization of stock compensation costs	2,296	2,756
Shares used for employee taxes upon vesting of share awards	(289)	(1,359)
Straight-line rent income	(6,104)	(6,339)
Amortization of acquired above (below) market leases, net	(2,232)	(1,290)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	215	380
Net gain on real estate venture transactions	(5,929)	-
Net gain on sale of interests in real estate	(115,456)	(9,019)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	7,390	1,726
Real Estate Venture loss in excess of distributions	723	163
Deferred financing obligation	(253)	(287)
Changes in assets and liabilities
Accounts receivable	246	(170)
Other assets	(9,193)	(9,322)
Accounts payable and accrued expenses	6,296	11,131
Deferred income, gains and rent	(2,308)	(3,267)
Other liabilities	552	(140)
Net cash (used in) provided by operating activities	(14,528)	45,611

Cash flows from investing activities:
Proceeds from the sale of properties	704,911	26,778
Distribution of sale proceeds from a real estate venture	4,812	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(13,949)	(14,515)
Capital expenditures for redevelopments	(6,199)	(5,984)
Capital expenditures for developments	(54,405)	(37,867)
Advances for the purchase of tenant assets, net of repayments	360	(138)
Investment in unconsolidated Real Estate Ventures	(14,414)	(11,028)
Deposits for real estate	(2,275)	(5,995)
Escrowed cash	6,991	2,868
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	1,436	2,563
Leasing costs paid	(4,716)	(6,371)
Net cash provided from investing activities	622,552	38,311

Cash flows from financing activities:
Repayments of mortgage notes payable	(213,739)	(3,546)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Debt financing costs paid	(72)	-
Proceeds from the exercise of stock options	826	127
Partner contribution to consolidated real estate venture	18	-
Distributions paid to preferred and common partnership units	(28,234)	(28,922)
Net cash used in financing activities	(241,201)	(32,341)
Increase in cash and cash equivalents	366,823	51,581
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of year	$423,517	$309,083

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2016 and 2015 of $3,671 and $2,703, respectively	$13,656	$18,080

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,278	29,009
Change in investment in real estate ventures as a result of a disposition	(1,130)	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in capital expenditures financed through accounts payable at period end	4,235	(440)
Change in capital expenditures financed through retention payable at period end	753	2,200

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2016, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of March 31, 2016, the Company owned 121 properties that contain an aggregate of approximately 18.2 million net rentable square feet and consist of 106 office properties, nine mixed-use properties, one retail property (116 properties, collectively the “Core Properties”), three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”).  In addition, as of March 31, 2016, the Company owned economic interests in 16 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), of which nine own properties that contain approximately 8.1 million net rentable square feet of office space; two own 4.3 acres of undeveloped parcels of land; three own 2.2 acres of land under active development; one owns a residential tower that contains 345 apartment units and one owns an apartment complex that contains 398 units.  As of March 31, 2016, the Company also owned 292 acres of undeveloped land and held options to purchase parcels containing approximately 50 additional acres of undeveloped land.  As of March 31, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning, entitlements or combination thereof, amounted to an estimated 6.4 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that the Company owns, as of March 31, 2016, the Company was managing approximately 11.1 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation on February 4, 2016 (See Note 4, “Investment in Unconsolidated Real Estate Ventures”), the Company’s consolidated portfolio included 20 industrial properties. Upon consummation of the MAP Venture formation and as of March 31, 2016, the Company held six remaining industrial properties, which the Company classified as mixed-use.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 29.3 million net rentable square feet, of which approximately 18.2 million net rentable square feet related to Properties owned by the Company and approximately 11.1 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of March 31, 2016, the results of its operations for the three-month periods ended March 31, 2016 and 2015 and its cash flows for the three-month periods ended March 31, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership will be a variable interest entity of the Parent Company. As the Operating Partnership is already consolidated in the balance sheets of the Parent Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Parent Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

The Company's Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2015. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance.

Also in March 2016, the FASB issued guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments either on a prospective basis or on a modified retrospective basis. The Company is in the process of evaluating the impact, if any, of this new guidance.

In February 2016, the FASB issued guidance modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance.

In May 2014, the FASB issued guidance requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The guidance requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. On July 9, 2015, the FASB elected to defer the effective date of the revenue recognition standard by one year. Reporting entities may choose to adopt the standard as of the original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end public entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of March 31, 2016 and December 31, 2015, the gross carrying value of the Properties was as follows (in thousands):

	March 31,	December 31,
	2016	2015
Land	$511,977	$513,268
Building and improvements	2,723,438	2,719,780
Tenant improvements	467,778	459,952
	3,703,193	3,693,000
Assets held for sale - real estate investments (a)	-	794,588
Total	$3,703,193	$4,487,588
(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or intangible assets on the balance sheets of the properties held for sale.

Dispositions

The Company sold the following office properties during the three-month period ended March 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	$354,000	$350,150	$115,828
February 4, 2016	Och-Ziff Portfolio	Various (b)	58	3,924,783	398,100	353,971	(372)	(c)
Total Dispositions			59	4,787,475	$752,100	$704,121	$115,456
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

Exhibit 99.2 to Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties. See also Note 4, "Investment in Unconsolidated Real Estate Ventures," for further details of the transactions.

(c)

During the fourth quarter of 2015, the Company recognized an impairment loss totaling approximately $45.4 million on the properties. The loss on sale represents additional closing costs that were not known at settlement.

On January 15, 2016, the Company sold 120 acres of undeveloped land located in Berks county Pennsylvania for a sales price of $0.9 million. The land was classified as held for sale as of December 31, 2015. The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015, therefore the Company recognized an impairment loss of $0.3 million during the fourth quarter of 2015. There was no gain or loss recognized on the sale of the land during the first quarter of 2016.

The sales of the properties and land referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairment

As of March, 31, 2016, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to a reduction in management’s intended hold period, the Company would not recover the carrying value of two properties located in its Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs, respectively, in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2016, the Company held ownership interests in 16 unconsolidated Real Estate Ventures for an aggregate investment balance of $278.7 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of March 31, 2016, nine of the real estate ventures owned 88 office buildings that contain an aggregate of approximately 8.1 million net rentable square feet; two real estate ventures owned 4.3 acres of undeveloped parcels of land;

three real estate ventures owned 2.2 acres of land under active development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned an apartment complex that contains 398 units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.5 million and $1.2 million for the three-month periods ended March 31, 2016 and March 31, 2015, respectively. The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.3 million and $1.7 million as of March 31, 2016 and December 31, 2015, respectively.

The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of the individual Real Estate Ventures. The Company does not record operating losses of a Real Estate Venture in excess of its investment balance unless the Company is liable for the obligations of the Real Estate Venture or is otherwise committed to provide financial support to the Real Estate Venture.

The following is a summary of the financial position of the Real Estate Ventures as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Net property	$1,483,966	$1,258,999
Other assets	237,710	158,672
Other liabilities	155,678	68,028
Debt, net	981,126	794,571
Equity	584,872	554,072

Company’s share of equity (Company’s basis) (a) (b)	$278,659	$241,004
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

(b)

Does not include the negative investment balance in one real estate venture totaling $1.1 million as of December 31, 2015, which is included in other liabilities. There is no negative investment balance as of March 31, 2016 because the Company sold its entire remaining 50% interest in the applicable real estate venture (See “Coppell Associates” section below) during the three months ended March 31, 2016.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$46,525	$46,109
Operating expenses	(26,668)	(18,533)
Interest expense, net	(8,989)	(9,846)
Depreciation and amortization	(20,160)	(19,124)
Net loss (a)	$(9,292)	$(1,394)

Company’s share of income (loss) (Company’s basis)	$(403)	$131
(a)	This amount includes $6.4 million of acquisition deal costs related to the formation of the MAP Venture during the first quarter of 2016.

evo at Cira Centre South Venture

On January 25, 2013, the Company formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a joint venture among the Company and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE").  From formation through March 2, 2016, each of the Company and Campus Crest owned a 30% interest in evo at Cira and HSRE owned a 40% interest.  At formation, the Company contributed to evo at Cira its tenancy rights under a long-term ground lease of one acre of land located in the University City submarket of Philadelphia, Pennsylvania, together with associated development rights, at an agreed-upon value of $8.5 million. During the third quarter of 2014, evo at Cira completed construction of a 33-story, 850-bed student housing tower on the contributed one-acre ground lease. As of December 31, 2014, the Company and other members of evo at Cira had funded 100% of their respective shares of committed equity contributions and the real estate venture had fully drawn on its $97.8 million construction facility.

In connection with the development of evo at Cira, each of the Company and Campus Crest provided to the lender under the construction financing, in addition to customary non-recourse carve-out guarantees, a completion guaranty and cost overrun guaranty, as well as a payment guaranty (with the Company's share of the payment guaranty being approximately $24.7 million).

On March 2, 2016, the Company paid $12.8 million of cash and HSRE paid $6.6 million of cash to evo at Cira to purchase Campus Crest’s entire 30% interest in evo at Cira and, as a result, each of the Company and HSRE owns a 50% interest in evo at Cira.  Subsequent to the transaction, the Company’s investment basis in evo at Cira is $28.3 million. In conjunction with the purchase, the Company and HSRE entered into an amended and restated operating agreement to govern their rights and obligations as sole members of evo at Cira.  Also in conjunction with the purchase, the Company became the sole guarantor under the completion and cost overrun guaranty and executed an amended payment guaranty covering up to $26.5 million of principal on the construction loan as well as interest and certain other impositions and expense items. In addition, the Company and HSRE have provided customary non-recourse carve-out guarantees for the benefit of the lender.

The Company has accounted for its investment in evo at Cira under the equity method of accounting. Based upon the reconsideration event caused by the purchase of Campus Crest’s entire 30% interest in evo at Cira and the entry into the amended and restated operating agreement, the Company reassessed its consolidation conclusion. The Company determined that this Real Estate Venture remains a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company continues to use the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate evo at Cira. Based upon each member's shared power over the activities that significantly impact the operations and revenues of evo at Cira under the operating agreement and related agreements, evo at Cira is not consolidated by the Company, and is accounted for under the equity method of accounting. Through the acquisition of the additional equity interest in evo at Cira, the Company did not gain control of evo at Cira; therefore, it is not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

The Company is a general partner in evo at Cira and it is obligated to fund the operating losses of evo at Cira. Accordingly, the Company can incur losses in excess of its investment basis.

MAP Venture

On February 4, 2016, Brandywine Operating Partnership, L.P., together with subsidiaries of the Operating Partnership, entered into a series of related transactions (the “Och-Ziff Sale”) with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition by the Company of 58 office properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments. The related transactions involved: (i) the sale by the Company to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of the Company’s fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; (ii) the Company’s formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) the Company’s sale to MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) the retention of a 50% non-controlling equity interest in the MAP Venture.

The MAP Venture leases the Land Parcels from O-Z Land Purchaser through a ground lease that extends through February 2115.  Annual payments by the MAP Venture, as tenant under the Ground Leases, initially total $11.9 million and increase 2.5% annually through November 2025.

At closing on February 4, 2016, the MAP Venture obtained third party non-recourse debt financing of approximately $180.8 million secured by mortgages on the Buildings of the MAP Venture.

As a result of this transaction, the Company received $354.0 million in proceeds and maintains a 50% ownership interest in the MAP Venture valued as of February 4, 2016 at $25.2 million, which holds the leasehold interest in the Buildings. The MAP Venture was formed as a limited liability company in which the Company has been designated as the Managing Member. In addition, through an affiliate, the Company provides property management services at the Buildings on behalf of the MAP Venture for a market based management fee.

The Company has determined that the MAP Venture is a VIE in accordance with the accounting standard for consolidation of VIE’s. As a result, the Company used the VIE model under the accounting standard for consolidations to determine if it will consolidate the MAP Venture. Based on the provisions in the limited liability company agreement, the Company determined that it shares with O-Z Venture Partner the power to control the activities that most significantly impact the economics of the MAP Venture. Since control is shared, the Buildings were deconsolidated by the Company and accounted for under the equity method of accounting.

The Company is not required to fund the operating losses of the MAP Venture. Accordingly, it can only incur losses equal to its investment basis in MAP Venture.

The Company has determined that this transaction does not represent a significant shift in the Company’s operations that have a major impact on the Company’s economic performance. As a result, the properties are not classified as discontinued operations on the consolidated financial statements.

Coppell Associates

On January 29, 2016, the Company sold its entire 50% interest in an unconsolidated real estate venture known as Coppell Associates. The proceeds to the Company, net of closing costs and related debt payoff, were $4.6 million.  The carrying amount of the Company’s investment in Coppell Associates amounted to a $1.1 million liability at the sale date, resulting in a $5.7 million gain on sale of its interest in the real estate venture. The investment was in a liability position because the Company, as a general partner, was required to fund losses of Coppell Associates. The negative investment balance represented the Company’s share of unfunded cumulative losses incurred in excess of its investment basis as of the date of sale.

Guarantees

As of March 31, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $26.5 million payment guarantee on the $97.8 million construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

5. INTANGIBLE ASSETS AND LIABILITIES

As of March 31, 2016 and December 31, 2015, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$149,980	$(57,030)	$92,950
Tenant relationship value	18,900	(15,000)	3,900
Above market leases acquired	5,160	(1,947)	3,213
Total intangible assets, net	$174,040	$(73,977)	$100,063

Acquired lease intangibles, net:
Below market leases acquired	$45,826	$(22,578)	$23,248

	December 31, 2015
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$161,276	$(57,063)	$104,213
Tenant relationship value	20,117	(15,580)	4,537
Above market leases acquired	5,333	(1,879)	3,454
	186,726	(74,522)	112,204
Assets held for sale	(2,854)	2,273	(581)
Total intangible assets, net	$183,872	$(72,249)	$111,623

Acquired lease intangibles, net:
Below market leases acquired	$50,025	$(24,178)	$25,847
Assets held for sale	(1,069)	877	(192)
Total acquired lease intangibles, net	$48,956	$(23,301)	$25,655

As of March 31, 2016, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2016 (nine months remaining)	$26,791	$5,092
2017	20,012	3,356
2018	11,853	2,201
2019	10,609	1,885
2020	8,513	1,337
Thereafter	22,285	9,377
Total	$100,063	$23,248

6. DEBT OBLIGATIONS

During the three month period ended March 31, 2016, the Company repaid $1.6 million of principal on its mortgage debt pursuant to scheduled principal payments. As of March 31, 2016, there was no outstanding balance on the Company’s unsecured line of credit.

On January 14, 2016, the Company funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness on the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”), ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, the Company funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as (“Cira South Garage”), ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with $195.0 million of funds available under the unsecured revolving credit facility with the remaining balance funded through available cash balances. The Company recognized a $66.6 million loss on extinguishment of debt, consisting of the prepayment charges along with $10.8 million and $2.4 million related to non-cash charges for deferred financing costs for Cira Square and Cira South Garage, respectively.

As of March 31, 2016, and December 31, 2015, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.93% and 5.72%, respectively. As of March 31, 2016 and December 31, 2015, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $348.9 million and $562.7 million, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of March 31, 2016. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2016 and December 31, 2015, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2016 and December 31, 2015 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,513,146	$1,532,494	$1,512,554	$1,529,346
Variable rate debt	$326,492	$305,251	$326,410	$305,522
Mortgage notes payable	$345,310	$354,125	$545,753	$597,377

The fair value of the Company’s unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of March 31, 2016 and December 31, 2015.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used as to calculate fair value as of March 31, 2016 and December 31, 2015 was 4.541% and 4.550%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2016, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of March 31, 2016 and December 31, 2015 was $16.2 million and $16.1 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of March 31, 2016 and December 31, 2015, respectively, was approximately $21.5 million and $21.0 million.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2016 and December 31, 2015. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2016	12/31/2015				3/31/2016	12/31/2015
(Liabilities) / Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$(6,369)	$1,884
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(1,162)	(531)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(819)	(388)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(290)	(201)
				$328,610	$328,610

(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2016, all swaps are included in other liabilities on the Company’s consolidated balance sheet.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$46,310	$46,310	$8,594	$8,594
Net income from continuing operations attributable to non-controlling interests	(389)	(389)	(58)	(58)
Nonforfeitable dividends allocated to unvested restricted shareholders	(105)	(105)	(101)	(101)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to common shareholders	$44,091	$44,091	$6,710	$6,710
Denominator
Weighted-average shares outstanding	174,788,945	174,788,945	179,562,930	179,562,930
Contingent securities/Share based compensation	-	682,468	-	1,092,342
Weighted-average shares outstanding	174,788,945	175,471,413	179,562,930	180,655,272
Earnings per Common Share:
Net income attributable to common shareholders	$0.25	$0.25	$0.04	$0.04

Redeemable common limited partnership units totaling 1,535,102 in both March 31, 2016 and March 31, 2015, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three month periods ended March 31, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On March 9, 2016, the Parent Company declared a distribution of $0.15 per common share, totaling $26.6 million, which was paid on April 18, 2016 to shareholders of record as of April 4, 2016. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of March 30, 2016. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on April 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million.

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive as compensation an aggregate, of up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through March 31, 2016, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.

Common Share Repurchases

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of March 31, 2016, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the three months ended March 31, 2016 or March 31, 2015.

Maryland law applicable to the Company does not contemplate treasury stock, and common shares repurchased under the program are accounted for as a reduction of common shares (at $0.01 par value per share) and a decrease to additional paid-in-capital.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$46,310	$46,310	$8,594	$8,594
Nonforfeitable dividends allocated to unvested restricted unitholders	(105)	(105)	(101)	(101)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	(2)	(2)	-	-
Net income attributable to common unitholders	$44,478	$44,478	$6,768	$6,768
Denominator
Weighted-average units outstanding	176,324,047	176,324,047	181,098,032	181,098,032
Contingent securities/Share based compensation	-	682,468	-	1,092,342
Total weighted-average units outstanding	176,324,047	177,006,515	181,098,032	182,190,374
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.25	$0.25	$0.04	$0.04
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three month periods ended March 31, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On March 9, 2016, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.6 million, which was paid on April 18, 2016 to unitholders of record as of April 4, 2016. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 15, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

12. SHARE BASED COMPENSATION

Restricted Common Share Awards

As of March 31, 2016, 698,382 restricted common shares were outstanding under the Parent Company’s shareholder-approved long-term incentive plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at March 31, 2016 was approximately $3.0 million, and is expected to be recognized over a weighted average remaining vesting period of 1.5 years. During the three-month periods ended March 31, 2016 and 2015, the Company recognized compensation expense relating to outstanding restricted common shares of $1.2 million and $1.3 million, respectively, of which $0.3 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.

The following table summarizes the Company’s restricted common share activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2016	506,147	$14.50
Granted	195,526	12.58	$2,448
Vested	-	-
Forfeited	(3,291)	14.49
Non-vested at March 31, 2016	698,382	$14.02	$9,798

On February 22, 2016, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate 141,358 restricted common shares, which cliff vest on April 15, 2019. In addition, on March 8, 2016, the Compensation Committee awarded non-officer employees an aggregate 54,168 restricted common shares, which vest in three equal annual installments on April 15 of 2017, 2018 and 2019. Vesting of restricted common shares is subject to acceleration upon certain events, including if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, in the case of our President and Chief Executive Officer, vesting would also accelerate if we were to terminate him without cause, or if he were to resign for good reason under his employment agreement. In addition, if we were to undergo a change of control, then unvested shares would also accelerate if, in connection with the change of control or within a specified period after the change of control, the holder’s employment were to terminate in a qualifying termination or resignation. In accordance with the accounting standard for stock-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

Restricted Performance Share Units Plan

The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares, if any, issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant
	3/11/2014	3/12/2014	2/23/2015	2/22/2016	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2016	123,155	61,720	179,392	-	364,267
Units Granted	-	-	-	231,388	231,388
Units Accelerated for Qualifying Retirement	-	-	-	-	-
Non-vested at March 31, 2016	123,155	61,720	179,392	231,388	595,655

Measurement Period Commencement Date	1/1/2014	1/1/2014	1/1/2015	1/1/2016
Measurement Period End Date	12/31/2016	12/31/2016	12/31/2017	12/31/2018
Units Granted	134,284	61,720	186,395	231,388
Fair Value of Units on Grant Date (in thousands)	$2,624	$1,255	$3,933	$3,558

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In accordance with the accounting standard for stock-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

For the three months ended March 31, 2016, the Company recognized total compensation expense for the 2016, 2015 and 2014 RPSU awards of $1.7 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2015, the Company recognized total compensation expense for the 2015, 2014 and 2013 RPSU awards of $2.4 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at March 31, 2016 was approximately $2.6 million, and is expected to be recognized over a weighted average remaining vesting period of 1.8 years.

The Company issued 156,415 common shares on February 1, 2016 in settlement of RPSUs that had been awarded on February 25, 2013 (with a three-year measurement period ended December 31, 2015). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 5, 2016.

13. SEGMENT INFORMATION

During the year ended December 31, 2015, the Company managed its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company has narrowed its segments to five segments located in: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och-Ziff Sale, the segments previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled (5) “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2016	December 31, 2015
Philadelphia CBD (a)	$1,172,188	$1,157,667
Pennsylvania Suburbs (b)	1,017,947	1,019,280
Metropolitan Washington, D.C. (b)	1,124,662	1,129,206
Austin, Texas	165,413	164,518
Other (b), (c)	222,983	222,329
	$3,703,193	$3,693,000
Assets held for sale (a), (b)	-	794,588
Operating Properties	$3,703,193	$4,487,588

Corporate
Construction-in-progress	$319,656	$268,983
Land held for development	$132,747	$130,479

(a)

As of December 31, 2015, the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”) was classified as held for sale on the consolidated balance sheets. The Company disposed of its interests in the property on February 5, 2016. See Note 3, "Real Estate Investments," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

(b)

As of December 31, 2015, the 58 properties associated with the series of related transactions with Och-Ziff Real Estate were classified as held for sale on the consolidated balance sheets. On February 4, 2016, the Company completed the series of transactions, resulting in the disposition of the properties. See Note 3, “Real Estate Investments,” for further information regarding the disposition. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

(c)

As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company narrowed its segments to five segments located in: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och-Ziff Sale, the segments previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled (5) “Other,” as these geographies no longer provide a significant revenue contribution. Accordingly, the chief operating decision maker revised the management structure, reallocated resources, and is assessing business operations of the five segments as of January 1, 2016.

Net operating income (in thousands):

	Three-month periods ended
	March 31,
	2016			2015
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$49,670	$(19,256)	$30,414	$52,973	$(18,390)	$34,583
Pennsylvania Suburbs	37,106	(13,155)	23,951	39,890	(14,585)	25,305
Metropolitan Washington, D.C.	27,339	(10,899)	16,440	27,406	(11,860)	15,546
Austin, Texas (b)	8,547	(3,255)	5,292	934	(870)	64
Other (c)	12,740	(7,602)	5,138	27,781	(14,578)	13,203
Corporate	1,100	(608)	492	1,422	(415)	1,007
Operating Properties	$136,502	$(54,775)	$81,727	$150,406	$(60,698)	$89,708

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at March 31, 2016. In addition, net operating income for the three months ended March 31, 2016 and 2015 includes management fees and related expenses for services provided by the Company to the Austin Venture.

(c)	See footnote (c) at the “Real estate investments, at cost” table above for further information regarding this segment.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three Months Ended March 31,
	March 31, 2016	December 31, 2015	2016	2015
Philadelphia CBD (a)	$57,477	$44,089	$455	$(300)
Pennsylvania Suburbs	16,737	16,408	265	(6)
Metropolitan Washington, D.C.	119,713	118,422	(448)	(50)
MAP Venture (b)	24,554	-	(556)	-
Other (c)	1,551	1,657	161	134
Austin, Texas (d)	58,627	60,428	(280)	353
Total	$278,659	$241,004	$(403)	$131

(a)

Investment in real estate ventures increased by $12.8 million as a result of the Company’s cash payment to evo at Cira to purchase Campus Crest’s entire 30% interest in evo at Cira and, as a result, each of the Company and HSRE owns a 50% interest in evo at Cira. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

(b)

The MAP Venture represents a joint venture formed between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC, on February 4, 2016. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our consolidated financial statements for further information. The MAP Venture’s business operations, including properties in Richmond, Virginia; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the investment in the MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

(c)	See footnote (c) at the “Real estate investments, at cost” table above for further information regarding this segment.

(d)

Investment in real estate ventures does not include the $1.1 million negative investment balance in one real estate venture as of December 31, 2015, which is included in other liabilities. The Company disposed of its interest in this venture during the first quarter of 2016. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income, as defined by GAAP (in thousands):

	Three Months Ended March 31,
	2016	2015

Consolidated net operating income	$81,727	$89,708
Less:
Interest expense	(23,691)	(28,176)
Interest expense - amortization of deferred financing costs	(774)	(1,079)
Interest expense - financing obligation	(281)	(286)
Depreciation and amortization	(48,873)	(51,111)
General and administrative expenses	(9,120)	(8,636)
Equity in income (loss) of real estate ventures	(403)	131
Provision for impairment	(7,390)	(1,726)
Loss on early extinguishment of debt	(66,590)	-
Plus:
Interest income	320	750
Net gain on disposition of real estate	115,456	9,019
Net gain on real estate venture transactions	5,929	-
Net income	$46,310	$8,594

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There is an associated $10.0 million letter of credit for a mortgage lender at March 31, 2016.  Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 5 to 73 years. Minimum future rental payments on non-cancelable leases at March 31, 2016 are as follows (in thousands):

Year	Minimum Rent
2016 (nine months remaining)	$995
2017	1,327
2018	1,327
2019	1,327
2020	1,327
Thereafter	67,269
Total	$73,572

The Company obtained ground tenancy rights related to two properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2015 for further detail regarding commitments and contingencies.

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of March 31, 2016, the liability had accreted to $1.7 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of March 31, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $26.5 million payment guarantee on the $97.8 million construction loan for evo at Cira; (ii) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (iii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.5 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the financial statements for more information.

Capital Expenditures

Amounts remaining to be incurred as of March 31, 2016 included the following:

•	development and redevelopment obligations of $196.4 million (including acquisitions of land); and
•	capital expenditures for tenant improvements of $54.0 million.

15. SUBSEQUENT EVENTS

Two Logan Square Mortgage Financing

On April 7, 2016, the Company closed on an $86.9 million first mortgage financing on Two Logan Square, a 708,844-square foot office property located in Philadelphia, Pennsylvania. The loan bears interest at 3.98% per annum and matures on May 1, 2020.  Proceeds of the loan were used to repay, without penalty, the $86.6 million principal balance of the former Two Logan Square first mortgage loan, which had a 7.57% effective interest rate.

Guaranteed Unsecured Notes Repayment

On April 1, 2016, the Company repaid the entire $149.9 million principal balance of its 2016 6.00% Guaranteed Unsecured Notes upon maturity. The Company used its available cash balances to fund the repayment of the unsecured notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth in our Annual Report under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2015, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three-month periods ended March 31, 2016 and 2015 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of March 31, 2016, we owned 121 properties, consisting of 106 office properties, nine mixed-use properties, one retail property (116 properties, collectively the “Core Properties”), three development properties, one redevelopment property and one re-entitlement property (collectively, the “Properties”) containing an aggregate of approximately 18.2 million net rentable square feet.  In addition, as of March 31, 2016, we owned economic interests in 16 unconsolidated real estate ventures that contain approximately 8.1 million net rentable square feet (collectively, the “Real Estate Ventures”).  As of March 31, 2016, we also owned 292 acres of undeveloped land and held options to purchase parcels containing approximately 50 additional acres of undeveloped land.  As of March 31, 2016, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 6.4 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that we own, as of March 31, 2016, we were managing approximately 11.1 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation (see Note 4, “Investment in Unconsolidated Real Estate Ventures” to the consolidated financial statements), we held 20 industrial properties. Subsequent to the transactions, we hold six remaining industrial properties which have been classified as mixed-use.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 29.3 million net rentable square feet, of which approximately 18.2 million net rentable square feet related to Properties that we own and consolidate and approximately 11.1 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the three-months ended March 31, 2016, we were managing our portfolio within five markets; (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. Subsequent to the Och-Ziff Sale, the markets previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. In addition to the identified geographic segments, we also own properties in Burlington and Camden counties in New Jersey, properties in New Castle county in the state of Delaware and properties in the City of Oakland and City of Concord in California. Our

corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office and industrial space. We also generate cash through sales of assets, including assets that we do not view as part of our Core Properties, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.

Our financial and operating performance is dependent upon the demand for office, industrial and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.

Adverse changes in economic conditions could reduce the availability of financing and potentially increase borrowing costs; lead to declines in demands for office and other commercial space and result in rental rate declines; and adversely impact tenant credit quality.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2016 was 92.8% compared to 90.3% at March 31, 2015.

The table below summarizes selected operating and leasing statistics of our Core Properties for the three-month periods ended March 31, 2016 and 2015:

	Three-months ended	Three-months ended
	March 31, 2016	March 31, 2015
Leasing Activity:
Total net rentable square feet owned (1)	16,956,840	22,596,372
Occupancy percentage (end of period) (1)	92.8%	90.3%
Average occupancy percentage (1)	91.9%	90.5%
Retention rate	51.1%	72.8%
New leases and expansions commenced (square feet)	288,570	181,472
Leases renewed (square feet)	159,535	696,869
Net absorption (square feet) (2)	(116,732)	(249,553)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	23.2%	8.7%
Renewal rental rates	5.7%	3.0%
Combined rental rates	13.3%	3.6%
Capital Costs Committed (4)
Leasing commissions (per square feet)	$3.94	$2.16
Tenant Improvements (per square feet)	$6.34	$6.18
Weighted average lease term (years)	5.5	6.2
Total capital per square foot per lease year	$2.14	$1.42

(1)	Includes all Core Properties and does not include properties under development or redevelopment, held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.7% of our aggregate final annualized base rents as of March 31, 2016 (representing approximately 4.9% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2016.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three-month period ended March 31, 2016 was 51.1% compared to a retention rate of 72.8% for the year ended March 31, 2015. The lower relative retention primarily resulted from early terminations during the first quarter of 2016. Rental rates on leases expiring during 2016 do not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 9.4% of total receivables (including accrued rent receivables) as of March 31, 2016 compared to $16.2 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2015.

If economic conditions deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.

As of March 31, 2016, the following development properties and joint venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs	Amount Funded
Q2 2014	Q3 2016	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$385,000	$253,100
Q2 2016	Q2 2017	Development	933 First Avenue	King Of Prussia, PA	1	111,000	29,200	3,500
TBD	Q4 2017	Development	Subaru National Training Center	Camden, NJ	1	83,000	29,300	9,500
		Total			3	819,000	$443,500	$266,100

Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	% Owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	Q2 2016	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$29,600
		Total			1		$29,600	$29,600

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2015 for project overviews, as well as risks associated with these development projects. See Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of

Operations - Liquidity and Capital Resources – Contractual Obligations" for contractual commitments relating to our ongoing development projects.

Land Holdings

As of March 31, 2016, we owned approximately 292 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of March 31, 2016, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to 6.4 million square feet of development, inclusive of the options to purchase approximately 50 additional acres of undeveloped land.

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

Estimated cash flows used in such analysis are based on our plans for the property and our views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties. Most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and our direct experience with the properties and their markets.

We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net book value of the property, an impairment loss is recognized equal to the difference and reduces the net book value of the property. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on the consolidated balance sheet for such periods.

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

We evaluated the recoverability of the carrying value of our properties, as of March 31, 2016, utilizing an undiscounted cash flow model. Based on our evaluation, we determined that due to a reduction in the intended hold period for two of our properties in the Metropolitan D.C. segment, we would not recover the carrying value of these properties. Accordingly, we recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair value of $44.5 million.

Equity Method Investments in Unconsolidated Real Estate Ventures

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

On a quarterly basis, management assesses whether there are any indicators that the value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in its impairment analyses may not be realized.

RECENT PROPERTY TRANSACTIONS

Dispositions

We sold the following office properties during the three-month period ended March 31, 2016 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	$354,000	$350,150	$115,828		100.0%
February 4, 2016	Och-Ziff Portfolio	Various (b)	58	3,924,783	398,100	353,971	(372)	(c)	91.4%
Total Dispositions			59	4,787,475	$752,100	$704,121	$115,456
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

See Exhibit 99.2 to Form 8-K filed on February 10, 2016 for a complete list of properties disposed of as a result of the transactions with Och-Ziff Capital Management. Also, See Note 4, "Investment in Unconsolidated Real Estate Ventures," to the consolidated financial statements for further details of the related real estate venture formation.

(c)

During the fourth quarter of 2015, we recognized an impairment loss totaling approximately $45.4 million on the properties. The loss on sale represents additional closing costs that were not known at settlement.

On January 15, 2016, we sold 120 acres located in Berks county Pennsylvania for a sales price of $0.9 million. The land was classified as held for sale as of December 31, 2015. The carrying value of the land exceeded the fair value less the anticipated costs of sale, therefore the Company recognized an impairment loss of $0.3 million during the fourth quarter of 2015. There was no gain or loss recognized on the sale during 2016.

The disposal of the properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

933 First Avenue, King of Prussia, Pennsylvania

During the first quarter of 2016 we entered into a lease and will commence construction on a 111,000 square foot building at 933 First Avenue in King of Prussia, Pennsylvania. The project is 100% preleased to a single tenant under a 12-year lease.  Estimated construction costs total $29.2 million, with delivery anticipated in the second quarter of 2017.  We expect to fund the project with available cash balances and/or our unsecured revolving credit facility.

evo at Cira Centre South Venture

On January 25, 2013, we formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a joint venture among us and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE").  From formation through March 2, 2016, each of us and Campus Crest owned a 30% interest in evo at Cira and HSRE owned a 40% interest.  At formation, we contributed to evo at Cira our tenancy rights under a long-term ground lease of one acre of land located in the University City submarket of Philadelphia, Pennsylvania, together with associated development rights, at an agreed-upon value of $8.5 million. During the third quarter of 2014, evo at Cira completed construction of a 33-story, 850-bed student housing tower on the contributed one acre ground lease. As of December 31, 2014, we and other members of evo at Cira had funded 100% of our and their respective shares of committed equity contributions and the real estate venture had fully drawn on its $97.8 million construction facility.

In connection with the development of evo at Cira, each of us and Campus Crest provided to the lender under the construction financing, in addition to customary non-recourse carve-out guarantees, a completion guaranty and cost overrun guaranty, as well as a payment guaranty (with our share of the payment guaranty being approximately $24.7 million).

On March 2, 2016, we paid $12.8 million of cash and HSRE paid $6.6 million of cash to purchase Campus Crest’s entire 30% interest in evo at Cira and, as a result, each of us and HSRE owns a 50% interest in evo at Cira. Subsequent to the transaction, our investment basis in evo at Cira is $28.3 million. In conjunction with the purchase, each of us and HSRE entered into an amended and restated operating agreement to govern our rights and obligations as sole members of evo at Cira. Also in conjunction with the purchase, we became the sole guarantor under the completion and cost overrun guaranty and executed an amended payment guaranty covering up to $26.5 million of principal on the construction loan as well as interest and certain other impositions and expense items. In addition, we and HSRE have provided customary non-recourse carve-out guarantees for the benefit of the lender.

We are a general partner in evo at Cira and we are obligated to fund the operating losses of evo at Cira. Accordingly, we can incur losses in excess of our investment basis.

MAP Venture

On February 4, 2016, we entered into a series of related transactions with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition of 58 properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia segments. The related transactions involved: (i) the sale by us to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of our fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; (ii) our formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) our sale to the MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) our retention of a 50% non-controlling equity interest in the MAP Venture.

The MAP Venture leases the Land Parcels from O-Z Land Purchaser through a ground lease that extends through February, 2115. Annual payments by the MAP Venture, as tenant under the ground leases, initially total $11.9 million and increase 2.5% annually through November 2025.

At closing, the MAP Venture obtained third party non-recourse debt financing of approximately $180.8 million secured by mortgages on the Buildings of the MAP Venture.

As a result of this transaction, we received $354.0 million in proceeds and maintain a 50% ownership interest in the MAP Venture, valued as of February 4, 2016 at $25.2 million, which holds the leasehold interest in the Buildings. The MAP Venture was formed as a limited liability company in which we have been designated as the Managing Member. We provide property management services at the Buildings on behalf of the MAP Venture for a market based management fee.

We are not required to fund the operating losses of the MAP Venture. Accordingly, we can only incur losses up to our investment basis in the joint venture.

We have determined that this transaction does not represent a significant shift in our operations that has a major impact on our economic performance and, as a result, the properties are not classified as discontinued operations on the consolidated financial statements.

Coppell Associates

On January 29, 2016, we sold our entire 50% ownership interest in an unconsolidated real estate venture known as Coppell Associates. The proceeds to us, net of closing costs and related debt payoff, were $4.6 million.  The carrying amount of our investment in Coppell Associates amounted to a $1.1 million liability at the sale date, resulting in a $5.7 million gain on sale of our interest in the real estate venture. Our investment was in a liability position because, as a general partner, we were required to fund losses of Coppell Associates. The negative investment balance represented our share of unfunded cumulative losses incurred in excess of our investment basis as of the date of sale.

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

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three-month period ended March 31, 2016 set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2016 and 2015. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, "Segment Information," to the consolidated financial statements for a reconciliation of NOI to our consolidated net income (loss).

Comparison of the Three-Month Periods Ended March 31, 2016 and March 31, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 109 properties containing an aggregate of approximately 15.8 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2016 and 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 and disposed of prior to March 31, 2016 or classified as held for sale as of March 31, 2016. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2016 and 2015 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three-months ended March 31, 2016 to the three-months ended March 31, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/ (Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$89,682	$86,677	$3,005	$3,735	$-	$1,950	$2,125	$6,138	$23,980	$101,505	$112,782	$(11,277)
Straight-line rents	5,667	5,475	192	-	-	406	(29)	354	893	6,427	6,339	88
Above/below market rent amortization	720	901	(181)	1,521	-	(10)	365	-	23	2,231	1,289	942
Total rents	96,069	93,053	3,016	5,256	-	2,346	2,461	6,492	24,896	110,163	120,410	(10,247)
Tenant reimbursements	16,508	15,835	673	1,546	-	214	417	1,786	6,402	20,054	22,654	(2,600)
Termination fees	125	613	(488)	-	-	155	-	14	23	294	636	(342)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	5,235	3,872	5,235	3,872	1,363
Other	574	1,589	(1,015)	-	-	6	9	176	1,236	756	2,834	(2,078)
Total revenue	113,276	111,090	2,186	6,802	-	2,721	2,887	13,703	36,429	136,502	150,406	(13,904)
Property operating expenses	35,828	35,278	(550)	791	-	1,393	1,523	2,867	9,776	40,879	46,577	5,698
Real estate taxes	9,661	9,701	40	1,155	-	270	238	800	2,606	11,886	12,545	659
Third party management expenses	-	-	-	-	-	-	-	2,010	1,576	2,010	1,576	(434)
Net operating income	67,787	66,111	1,676	4,856	-	1,058	1,126	8,026	22,471	81,727	89,708	(7,981)
Depreciation and amortization	39,481	38,386	(1,095)	8,094	-	1,298	1,607	-	11,118	48,873	51,111	2,238
General & administrative expenses	-	-	-	-	-	-	-	9,120	8,636	9,120	8,636	(484)
Provision for impairment (d)	-	-	-	-	-	-	-	7,390	1,726	7,390	1,726	(5,664)
Operating income (loss)	$28,306	$27,725	$581	$(3,238)	$-	$(240)	$(481)	$(8,484)	$991	$16,344	$28,235	$(11,891)
Number of properties	109	109		7		5				121
Square feet	15,844	15,844		1,113		1,283				18,240
Core Occupancy % (e)	92.3%	90.3%		100.0%
Other Income (Expense):
Interest income										320	750	(430)
Interest expense										(23,691)	(28,176)	4,485
Interest expense — Deferred financing costs										(774)	(1,079)	305
Interest expense —Financing obligation										(281)	(286)	5
Equity in loss (income) of real estate ventures										(403)	131	(534)
Net gain on sale of interests in real estate										115,456	9,019	106,437
Net gain on real estate venture transactions										5,929	-	5,929
Loss on early extinguishment of debt										(66,590)	-	(66,590)
Net income										$46,310	$8,594	$37,716
Net income per common share										$0.25	$0.04	$0.21

EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.
(b)	Results include: three developments, one redevelopment and one re-entitlement property.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation and third-party management fees. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

A held for use impairment charge of $7.4 million was recorded on two properties in our Metropolitan, D.C. segment as of March 31, 2016. We have excluded this impairment from the Same Store Property Portfolio operating income. See Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for further information.

(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $11.3 million during the first quarter of 2016 compared to the first quarter of 2015, primarily attributable to:

•	$18.0 million decrease due to the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016;
•	$3.0 million increase in the Same Store Property Portfolio due to a 2.3% increase in occupancy for the first quarter of 2016 compared to the first quarter of 2015;
•

$3.7 million increase from Recently Completed/Acquired Properties for the first quarter of 2016 compared to the first quarter of 2015 due to the acquisition of seven properties located in Austin, Texas during the second quarter of 2015; and

Above/below-market rent amortization increased by $0.9 million, of which $1.5 million relates to the Recently Completed/Acquired Properties, partially offset by a $0.5 million decrease relating to Development/Redevelopment Properties.

Tenant reimbursements from the Total Portfolio decreased by $2.6 million during the first quarter of 2016 compared to the first quarter of 2015 primarily attributable a $4.6 million decrease due to the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016.  This decrease was partially offset by a $0.7 million increase at the Same Store Portfolio and an increase of $1.5 million related to Recently Completed/Acquired Properties that were not part of the operating portfolio during the first quarter of 2015. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 36.3% during the first quarter of 2016 compared to 35.2% in the first quarter of 2015, which is primarily attributable to additional costs incurred for snow removal services during the first quarter of 2016.

Third party management fees, labor reimbursement and leasing increased by $1.4 million for the first quarter of 2016 compared to the first quarter of 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Other income decreased by $2.1 million during the first quarter of 2016 compared to the first quarter of 2015, which is primarily attributable to $1.1 million in property tax settlements and $0.6 million in liquidating distributions from an unconsolidated partnership investment received during the first quarter of 2015, with no such income in 2016. The additional $0.5 million decrease relates to other income across our portfolio.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $0.7 million for the first quarter of 2016 compared to the first quarter of 2015, primarily attributable to a $1.9 million decrease from the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016. This increase was offset by a $1.2 million increase from Recently Completed/Acquired Properties

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $5.7 million for the first quarter of 2016 compared to the first quarter of 2015, of which $8.0 million of the decrease relates to the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016. This decrease was partially offset by: (i) a $1.2 million increase in repairs and maintenance expense due to the timing of tenant needs, (ii) $0.7 million increase in management fees and (iii) $0.5 million increase in office expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.2 million for the first quarter of 2016 compared to the first quarter of 2015 primarily relating to a $11.0 million decrease from the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016 and a $0.3 million decrease for Development/Redevelopment Properties primarily relating to a re-entitlement of a property for residential and mixed-use development where the useful life of the building was shortened to the expected demolition date.  The building was fully depreciated during the first quarter of 2015, resulting in a decrease in 2016 compared to 2015. These decreases were offset by $8.1 million in additional depreciation expense from Recently Completed/Acquired Properties and an increase in depreciation expense at the Same Store Property Portfolio of $1.1 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service.

Interest Expense

Interest expense decreased $4.5 million from the first quarter of 2015 to the first quarter of 2016 primarily due to the following:

•

$3.9 million decrease related to the repayment of the mortgage debt on Cira Square and a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage (“Cira South Garage”) during 2016;

•	$1.0 million related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower and Encino Trace; and,
•

$0.4 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to the Company.

The decrease of $5.3 million in interest expense described above was offset by a $0.3 million increase in interest incurred under our unsecured revolving credit facility, which we used to fund repayment of the mortgage debt on Cira Square and Cira South Garage in Philadelphia. We used the proceeds from the sale of Och-Ziff transaction to repay the entire balance of our unsecured revolving credit facility prior to March 31, 2016. Additionally, interest expense increased by approximately $0.5 million as a result of increasing our Term Loan C balance from $200.0 million to $250.0 million subsequent to March 31, 2015.

Equity in Loss of Real Estate Ventures

The decrease in equity income from Real Estate Ventures of $0.5 million from the first quarter of 2015 to the first quarter of 2016 is primarily due to the following:

•

$0.7 million decrease from our Austin real estate venture, as we earned an additional $1.4 million of termination fee revenue in the first quarter of 2015 compared to the first quarter of 2016. The termination fee income from the prior year is offset by $0.7 million of additional equity in income earned related to the contribution of Encino Trace I and II, two newly constructed office properties, to the DRA Austin Venture on December 31, 2015;

•	$0.6 million of operating losses recognized from the MAP Venture, which was formed during the first quarter of 2016; and
•	$0.3 million decrease from our BDN AI Venture as a result of decreased occupancy subsequent to March 31, 2015.

The decreases of $1.6 million were offset by increases of $0.8 million from the evo at Cira South real estate venture due to an increase in occupancy and a $0.2 million increase from the Parc at Plymouth Meeting due to completing construction subsequent to March 31, 2015.

Net Gain on Disposition of Real Estate

The $115.5 million net gain on disposition of real estate recognized in the first quarter 2016 resulted from the sale of an office property known as Cira Square, located in Philadelphia, Pennsylvania, consisting of 862,692 square feet. The sale of the MAP Venture properties did not have a material impact on the gain on sale because of an impairment charge of $45.4 million recorded during the fourth quarter of 2015.

The $9.0 million net gain on disposition of real estate resulted from the sale of two office properties during the first quarter of 2015 known as Atrium I, located in Mt Laurel, New Jersey, and Libertyview, located in Cherry Hill, New Jersey.

Net Gain on Real Estate Venture Transactions

The $5.9 million net gain on real estate venture transactions was primarily a result of the sale of our entire 50% interest in the Coppell Associates real estate venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” to the consolidated financial statements for further information related to the sale of our interest in Coppell Associates.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage which encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. We subsequently repaid in full the advances under our unsecured revolving credit facility with the proceeds from the dispositions of real estate that occurred during the first quarter of 2016. There were no comparable extinguishments of debt incurred during the first quarter of 2015.

Provision for Impairment

During the first quarter of 2016, we recognized a held for use impairment loss totaling $7.4 million. This impairment charge resulted from our held for use impairment analysis, which determined that we would not recover the carrying value of two properties located in our Metropolitan D.C. region. See Note 3 “Real Estate Investments,” to the Consolidated Financial Statements for further information. As of March 31, 2015, the carrying value of the Lake Merritt office property exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.7 million during the first quarter of 2015.

Net Income

Net income increased by $37.7 million during the first quarter of 2016 compared to the first quarter of 2015 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

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

As of March 31, 2016, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2016 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2016, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2016, amounted to $348.9 million and $1,853.5 million, respectively.

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

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of March 31, 2016, 4,701,302 common shares have been repurchased and retired at an average purchase price of $12.92 per share and totaling $60.8 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. No shares were repurchased during the first quarter of 2016.

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

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2016, we sold 59 properties, of which 58 were contributed to an unconsolidated real estate venture, containing 4,787,475 in net rentable square feet and 120 acres of land for an aggregate sales price of $753.0 million.

On January 14, 2016, we funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest. These mortgages were secured by our interests in Cira Square in Philadelphia. Also on January 14, 2016, we funded $44.4 million to prepay an additional mortgage loan, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest.  This mortgage was secured by our interest in the Cira South Garage.  All three of the foregoing mortgages had a scheduled maturity date of September 10, 2030. We funded the repayments with funds available under our $600.0 million unsecured revolving credit facility.  Subsequent to repayments of the mortgages indebtedness, we closed on the disposition of Cira Square and completed the Och-Ziff transaction, receiving total net proceeds of $350.1 million and $354.0 million, respectively.  We used a portion of these funds to repay the $195.0 million balance then outstanding under our revolving credit facility with the remaining balance funded through available cash balances. We intend to use the remainder of the net cash proceeds from the disposition of Cira Square and the Och-Ziff transactions for general corporate purposes, including to reduce our outstanding debt and fund our current development commitments.

On April 1, 2016, we used available cash balances to repay the entire $149.9 million principal balance of our 6.00% Guaranteed Unsecured Notes due 2016 upon their maturity.

We continue to maintain substantial liquidity, and as of April 22, 2016, we had available cash of approximately $229.7 million and $585.7 million of availability, net of $14.3 million of outstanding letters of credit, under our unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2016 and December 31, 2015, we maintained cash and cash equivalents of $423.5 million and $56.7 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31, 2016 and 2015 (in thousands):

Activity	2016	2015
Operating	$(14,528)	$45,611
Investing	622,552	38,311
Financing	(241,201)	(32,341)
Net cash flows	$366,823	$51,581

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $60.1 million in cash from operating activities for the first quarter of 2016 compared to the first quarter of 2015 is primarily attributable to the following:

•	$53.4 million decrease from prepayment penalties resulting from the repayment of the mortgage loans secured by Cira Square and Cira South Garage ahead of their scheduled maturity;
•	the disposition of 86 properties from the beginning of 2015 through the first quarter of 2016; and
•	the timing of cash receipts and cash expenditures in the normal course of operations.

The net increase of $584.2 million in cash provided by investing activities during the first quarter of 2016 to the first quarter of 2015 is primarily attributable to the following:

•

$678.1 million of net proceeds from the disposition of 59 office properties and a land parcel during the first quarter of 2016 (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above) compared to the sale of two office properties during the first quarter of 2015;

•	$4.8 million from the sale of our interests in an unconsolidated real estate venture during the first quarter of 2016, with no comparable sales during the first quarter of 2015;
•	$3.7 million increase in deposits;
•	$4.1 million increase in escrow cash due to timing of payments; and
•	$0.5 million increase in advances made for purchase of tenant assets, net of repayments.

The increase in cash provided by investing activities was offset by the following transactions:

•	$88.0 million decrease in payments on the mortgage note receivable due to the repayment of the short term loan to the Austin Venture during the first quarter of 2015;
•

$14.5 million in additional capital expenditures for tenant improvements, developments/redevelopments and leasing commissions during the first quarter of 2016 compared to the first quarter of 2015 primarily attributed to the development of the FMC Tower at Cira Centre South (For further information on development projects see Item 1., "Business - Developments," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Development Risk," above);

•

$3.4 million increase of investments in unconsolidated Real Estate Ventures primarily due to contributions for the first quarter of 2016 of $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50% (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Property Transactions" above for further disclosure) and $1.4 million in contributions to the JBG real estate ventures compared to $3.4 million in contributions to the DRA Austin real estate venture, $5.1 million to the 4040 Wilson real estate venture, $1.9 million to Brandywine 1919 Ventures and $0.6 million to the evo at Cira Center South Venture in the first quarter of 2015; and

•	$1.1 million decrease in cash distributions in excess of cumulative equity in income from Real Estate Ventures during the first quarter of 2016 compared to the first quarter of 2015.

The net increase of $208.9 million in cash used in financing activities for the first quarter of 2016 compared to first quarter of 2015 is attributable to a $210.2 million net increase from the repayments of mortgage notes payable during the first quarter of 2016 compared to the first quarter of 2015, primarily due to the early repayment of $212.4 million of mortgage notes payable for Cira Square and Cira South Garage.

The increase in cash used in financing activities was offset by the following transactions:

•	$0.7 million decrease in distributions paid to shareholders and on non-controlling interests due to the repurchase of 5,209,437 common shares during the second half of 2015; and
•	$0.6 million increase in proceeds from the exercise of stock options.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$348,887	$562,695
Unsecured debt	1,853,529	1,853,529
Total	$2,202,416	$2,416,224
Percent of Total Debt:
Mortgage notes payable	15.8%	23.3%
Unsecured debt	84.2%	76.7%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	4.9%	5.7%
Unsecured debt	4.7%	4.7%
Total	4.7%	4.9%
Weighted-average maturity in years:
Mortgage notes payable	5.0	8.9
Unsecured debt	6.2	6.5
Total	6.0	7.0
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2016 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2016	$2,757	$236,570	$239,327	6.51%
2017	3,395	320,417	323,812	5.58%
2018	4,966	325,000	329,966	5.11%
2019	5,658	-	5,658	3.96%
2020	5,875	-	5,875	3.96%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.00%
2024	-	250,000	250,000	4.23%
2025	-	-	-	0.00%
Thereafter	-	328,610	328,610	4.36%
Totals	$36,703	$2,165,713	$2,202,416	4.72%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2016.

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

On January 14, 2016, we funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”), ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as (“Cira South Garage”), ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with $195.0 million of funds available under the unsecured revolving credit facility. Additionally, we recognized a $13.2 million loss on extinguishment of debt, consisting of $10.8 million and $2.4 million related to non-cash charges for deferred financing costs for Cira Square and Cira South Garage, respectively.

On April 7, 2016, the Company closed on an $86.9 million first mortgage financing on Two Logan Square, a 708,844-square foot office property located in Philadelphia, Pennsylvania. The loan bears interest at 3.98% per annum and matures on May 1, 2020.  Proceeds of the loan were used to repay, without penalty, the $86.6 million principal balance of the former Two Logan Square first mortgage loan, which had a 7.57% effective interest rate.

Equity

On March 9, 2016, the Parent Company declared a distribution of $0.15 per common share, totaling $26.6 million, which it paid on April 18, 2016 to its shareholders of record as of April 4, 2016.  In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of March 30, 2016.  These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on April 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on March 9, 2016, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of March 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on April 15, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.  In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of March 31, 2016:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$348,887	$110,689	$8,891	$11,642	$217,665
Unsecured term loan	250,000	-	-	-	250,000
Unsecured debt (a)	1,603,529	149,919	625,000	-	828,610
Ground leases (b)	73,572	1,327	2,654	2,654	66,937
Development contracts (c)	196,423	173,169	23,254	-	-
Interest expense (d)	494,970	86,578	121,182	84,875	202,335
Other liabilities (e)	24,954	232	3,500	7,525	13,697
	$2,992,335	$521,914	$784,481	$106,696	$1,579,244

(a)

Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums. On April 1, 2016, we repaid the entire principal balance of our $149.9 million 2016 6.00% Guaranteed Unsecured Notes. See Note 15, “Subsequent Events,” to our consolidated financial statements.

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

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2016 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C. or the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania.  For further discussion of these developments, see Item 1., “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The table also does not reflect updated amounts payable resulting from our $86.9 million first mortgage financing on Two Logan Square, located in Philadelphia, Pennsylvania. We closed on this financing on April 7, 2016. See Note 15, "Subsequent Events," to our consolidated financial statements for further details.

See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

As of March 31, 2016, we were obligated to pay a maximum of $54.0 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.

Put Option

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three-month periods ended March 31, 2016 and 2015:

	For the three-months ended
	March 31, 2016	March 31, 2015
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$44,478	$6,768
Add (deduct):
Amount allocated to unvested restricted unitholders	105	101
Net gain on real estate venture transactions	(5,929)	-
Net gain on disposition of real estate	(115,456)	(9,019)
Provision for impairment	7,390	1,726
Depreciation and amortization:
Real property — continuing operations	33,275	40,496
Leasing costs including acquired intangibles — continuing operations	15,514	10,538
Company’s share of unconsolidated real estate ventures	9,005	8,113
Partners’ share of consolidated joint ventures	(59)	(54)
Funds from operations	$(11,677)	$58,669
Funds from operations allocable to unvested restricted shareholders	46	(218)
Funds from operations available to common share and unit holders (FFO)	$(11,631)	$58,451
Weighted-average shares/units outstanding — basic	176,324,047	181,098,032
Weighted-average shares/units outstanding — fully diluted	176,324,047	182,190,374

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

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2016, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $348.9 million and unsecured notes with an outstanding principal balance of $1,524.9 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $13.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $14.8 million.

As of March 31, 2016, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,532.5 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $15.2 million at March 31, 2016.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at March 31, 2016. The total fair value of our debt was approximately $305.3 million at March 31, 2016. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $22.5 million at March 31, 2016. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $25.0 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future operating results and are incorporated herein by reference. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be materially negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(b)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended March 31, 2016. As of March 31, 2016, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description
10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.2	2016-2018 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.3	Form of Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.4	Form of Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.

Exhibits 32.1, 32.2, 32.3 and 32.4 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that section, nor shall any of such exhibits be deemed to be incorporated by reference in any filing of Brandywine Realty Trust or Brandywine Operating Partnership, L.P. under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 25, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 25, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibits No.	Description
10.1	Form of Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.2	2016-2018 Performance Share Unit Program (incorporated by reference to Exhibit 10.2 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.3	Form of Restricted Share Award (President and CEO) (incorporated by reference to Exhibit 10.3 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

10.4	Form of Restricted Share Award (Other Executives) (incorporated by reference to Exhibit 10.4 to Brandywine Realty Trust's Current Report on Form 8-K filed on February 26, 2016) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.