Form 10-Q
period 2016-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2016-07-25
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

A total of 175,105,974 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 22, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2016, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,721,405	$3,693,000
Accumulated depreciation	(877,236)	(867,035)
Operating real estate investments, net	2,844,169	2,825,965
Construction-in-progress	254,188	268,983
Land held for development	131,015	130,479
Total real estate investments, net	3,229,372	3,225,427
Assets held for sale, net	12,308	584,365
Cash and cash equivalents	265,597	56,694
Accounts receivable, net of allowance of $2,221 and $1,736 in 2016 and 2015, respectively	14,804	17,126
Accrued rent receivable, net of allowance of $13,144 and $14,442 in 2016 and 2015, respectively	138,981	145,092
Investment in Real Estate Ventures, equity method	272,148	241,004
Deferred costs, net of accumulated amortization of $57,673 and $67,899, respectively	94,373	101,419
Intangible assets, net	90,014	111,623
Other assets	63,591	71,761
Total assets	$4,181,188	$4,554,511
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$344,308	$545,753
Unsecured term loans, net	247,933	247,800
Unsecured senior notes, net	1,442,380	1,591,164
Accounts payable and accrued expenses	91,425	99,856
Distributions payable	29,880	28,249
Deferred income, gains and rent	31,171	30,413
Acquired lease intangibles, net	21,413	25,655
Liabilities related to assets held for sale	11	2,151
Other liabilities	42,841	31,379
Total liabilities	$2,251,362	$2,602,420
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2016 and 2015	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,101,033 and 174,688,568 issued and outstanding in 2016 and 2015, respectively	1,751	1,747
Additional paid-in-capital	3,256,735	3,252,622
Deferred compensation payable in common shares	13,744	11,918
Common shares in grantor trust, 901,269 in 2016, 745,686 in 2015	(13,744)	(11,918)
Cumulative earnings	543,743	499,086
Accumulated other comprehensive loss	(17,769)	(5,192)
Cumulative distributions	(1,872,100)	(1,814,378)
Total Brandywine Realty Trust's equity	1,912,400	1,933,925
Non-controlling interests	17,426	18,166
Total beneficiaries' equity	$1,929,826	$1,952,091
Total liabilities and beneficiaries' equity	$4,181,188	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Rents	$103,624	$119,127	$213,787	$239,537
Tenant reimbursements	15,937	19,799	35,991	42,453
Termination fees	554	828	848	1,464
Third party management fees, labor reimbursement and leasing	6,208	4,659	11,443	8,531
Other	858	1,235	1,614	4,069
Total revenue	127,181	145,648	263,683	296,054
Operating expenses
Property operating expenses	36,079	42,704	76,958	89,281
Real estate taxes	11,481	11,968	23,367	24,513
Third party management expenses	2,661	1,677	4,671	3,253
Depreciation and amortization	46,907	50,930	95,780	102,041
General and administrative expenses	6,076	6,791	15,196	15,427
Provision for impairment	5,679	782	13,069	2,508
Total operating expenses	108,883	114,852	229,041	237,023
Operating income	18,298	30,796	34,642	59,031
Other income (expense)
Interest income	359	313	679	1,063
Interest expense	(19,829)	(27,895)	(43,520)	(56,071)
Interest expense - amortization of deferred financing costs	(644)	(1,288)	(1,418)	(2,367)
Interest expense - financing obligation	(242)	(324)	(523)	(610)
Equity in loss of Real Estate Ventures	(1,666)	(873)	(2,069)	(742)
Net gain (loss) on disposition of real estate	(727)	1,571	114,729	10,590
Net gain from remeasurement of investments in Real Estate Ventures	-	758	-	758
Net gain on Real Estate Venture transactions	3,128	-	9,057	-
Loss on early extinguishment of debt	-	-	(66,590)	-
Net income (loss)	(1,323)	3,058	44,987	11,652
Net (income) loss attributable to non-controlling interests	22	(2)	(367)	(60)
Net income (loss) attributable to Brandywine Realty Trust	(1,301)	3,056	44,620	11,592
Distribution to preferred shareholders	(1,725)	(1,725)	(3,450)	(3,450)
Nonforfeitable dividends allocated to unvested restricted shareholders	(79)	(76)	(184)	(177)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(3,105)	$1,255	$40,986	$7,965

Basic income (loss) per Common Share:
Continuing operations	$(0.02)	$0.01	$0.23	$0.04

Diluted income (loss) per Common Share:
Continuing operations	$(0.02)	$0.01	$0.23	$0.04

Basic weighted average shares outstanding	175,013,291	179,860,284	174,901,118	179,712,428
Diluted weighted average shares outstanding	175,013,291	180,538,887	175,823,970	180,599,265

Distributions declared per Common Share	$0.16	$0.15	$0.31	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(1,323)	$3,058	$44,987	$11,652
Comprehensive gain (loss):
Unrealized gain (loss) on derivative financial instruments	(3,813)	1,494	(13,218)	(1,169)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	58	532	116
Total comprehensive gain (loss)	(3,527)	1,552	(12,686)	(1,053)
Comprehensive income (loss)	(4,850)	4,610	32,301	10,599
Comprehensive (gain) loss attributable to non-controlling interest	51	(15)	(258)	(51)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(4,799)	$4,595	$32,043	$10,548

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2016

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									44,620			367	44,987
Other comprehensive loss										(12,577)		(109)	(12,686)
Issuance of partnership interest in consolidated real estate venture												54	54
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			365,414		3	3,575			37				3,615
Share Issuance from/to Deferred Compensation Plan			(8,252)	155,583		(46)	1,826	(1,826)					(46)
Adjustment to Non-controlling Interest						(290)						290	-
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.31 per share)											(54,272)	(467)	(54,739)
BALANCE, June 30, 2016	4,000,000	$40	175,101,033	901,269	$1,751	$3,256,735	$13,744	$(13,744)	$543,743	$(17,769)	$(1,872,100)	$17,426	$1,929,826

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2015

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									11,592			60	11,652
Other comprehensive loss										(1,044)		(9)	(1,053)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(48)							(48)
Share-based compensation activity			509,675	280,011	6	2,949							2,955
Share Issuance from/to Deferred Compensation Plan			86,839	83,498			5,777	(5,777)					-
Adjustment to Non-controlling Interest						32						(32)	-
Preferred Share distributions											(3,450)		(3,450)
Distributions declared ($0.30 per share)											(54,265)	(461)	(54,726)
BALANCE, June 30, 2015	4,000,000	$40	179,898,121	748,045	$1,799	$3,317,751	$11,996	$(11,996)	$541,079	$(5,651)	$(1,758,294)	$19,082	$2,115,806

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$44,987	$11,652
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95,780	102,041
Amortization of deferred financing costs	1,418	2,367
Amortization of debt discount/(premium), net	745	(318)
Amortization of stock compensation costs	2,947	3,568
Shares used for employee taxes upon vesting of share awards	(879)	(2,056)
Straight-line rent income	(13,699)	(11,483)
Amortization of acquired above (below) market leases, net	(3,585)	(2,633)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	427	704
Net gain on real estate venture transactions	(9,057)	-
Net gain on sale of interests in real estate	(114,729)	(10,590)
Net gain from remeasurement of investment in real estate ventures	-	(758)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	13,069	2,508
Real Estate Venture loss in excess of distributions	2,655	1,197
Deferred financing obligation	(528)	(612)
Changes in assets and liabilities:
Accounts receivable	3,159	(390)
Other assets	(898)	(1,313)
Accounts payable and accrued expenses	(5,129)	(2,261)
Deferred income, gains and rent	(1,408)	(3,991)
Other liabilities	592	941
Net cash provided by operating activities	29,068	88,617

Cash flows from investing activities:
Acquisition of properties	-	(120,379)
Acquisition of property - 1031 exchange funds applied	-	(62,812)
Proceeds from the sale of properties	748,395	80,268
Sale of property - 1031 exchange funds held in escrow	-	62,800
Distribution of sale proceeds from a real estate venture	4,812	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(25,939)	(39,693)
Capital expenditures for redevelopments	(8,333)	(21,844)
Capital expenditures for developments	(105,879)	(83,628)
Advances for the purchase of tenant assets, net of repayments	(3,614)	(3,003)
Investment in unconsolidated Real Estate Ventures	(15,300)	(49,139)
Deposits for real estate	(928)	(2,935)
Escrowed cash	6,993	2,113
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	10,298	5,774
Leasing costs paid	(10,220)	(10,892)
Net cash provided by (used in) investing activities	600,285	(155,370)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	-
Repayments of mortgage notes payable	(301,321)	(7,046)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Repayments of unsecured notes	(149,919)	-
Debt financing costs paid	(477)	(2,941)
Proceeds from the exercise of stock options	826	127
Partner contributions to consolidated real estate venture	54	1,025
Distributions paid to shareholders	(56,052)	(57,471)
Distributions to non-controlling interest	(461)	(461)
Net cash used in financing activities	(420,450)	(66,767)
Increase in cash and cash equivalents	208,903	(133,520)
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of period	$265,597	$123,982

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2016 and 2015 of $7,387 and $5,623, respectively	$52,559	$63,239

Supplemental disclosure of non-cash activity:
Change in real estate investments related to non-cash property acquisition	-	(67,261)
Change in investments in joint venture related to non-cash property acquisition	-	67,261

Dividends and distributions declared but not paid	29,880	29,021
Change in investment in real estate ventures as a result of dispositions	2,023	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in other liabilities from contingent consideration related to a business combination	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)
Change in capital expenditures financed through accounts payable at period end	(4,814)	(4,142)
Change in capital expenditures financed through retention payable at period end	1,009	5,415

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,721,405	$3,693,000
Accumulated depreciation	(877,236)	(867,035)
Operating real estate investments, net	2,844,169	2,825,965
Construction-in-progress	254,188	268,983
Land held for development	131,015	130,479
Total real estate investments, net	3,229,372	3,225,427
Assets held for sale, net	12,308	584,365
Cash and cash equivalents	265,597	56,694
Accounts receivable, net of allowance of $2,221 and $1,736 in 2016 and 2015, respectively	14,804	17,126
Accrued rent receivable, net of allowance of $13,144 and $14,442 in 2016 and 2015, respectively	138,981	145,092
Investment in Real Estate Ventures, equity method	272,148	241,004
Deferred costs, net of accumulated amortization of $57,673 and $67,899, respectively	94,373	101,419
Intangible assets, net	90,014	111,623
Other assets	63,591	71,761
Total assets	$4,181,188	$4,554,511
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$344,308	$545,753
Unsecured term loans, net	247,933	247,800
Unsecured senior notes, net	1,442,380	1,591,164
Accounts payable and accrued expenses	91,425	99,856
Distributions payable	29,880	28,249
Deferred income, gains and rent	31,171	30,413
Acquired lease intangibles, net	21,413	25,655
Liabilities related to assets held for sale	11	2,151
Other liabilities	42,841	31,379
Total liabilities	$2,251,362	$2,602,420
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 and 1,535,102 issued and outstanding in 2016 and 2015, respectively	24,097	22,114
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2016 and 2015	96,850	96,850
General Partnership Capital 175,101,033 and 174,688,568 units issued and outstanding in 2016 and 2015, respectively	1,825,070	1,836,692
Accumulated other comprehensive loss	(18,283)	(5,597)
Total Brandywine Operating Partnership, L.P.'s equity	1,903,637	1,927,945
Non-controlling interest - consolidated real estate ventures	2,092	2,032
Total partners' equity	$1,905,729	$1,929,977
Total liabilities and partners' equity	$4,181,188	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Rents	$103,624	$119,127	$213,787	$239,537
Tenant reimbursements	15,937	19,799	35,991	42,453
Termination fees	554	828	848	1,464
Third party management fees, labor reimbursement and leasing	6,208	4,659	11,443	8,531
Other	858	1,235	1,614	4,069
Total revenue	127,181	145,648	263,683	296,054
Operating expenses
Property operating expenses	36,079	42,704	76,958	89,281
Real estate taxes	11,481	11,968	23,367	24,513
Third party management expenses	2,661	1,677	4,671	3,253
Depreciation and amortization	46,907	50,930	95,780	102,041
General and administrative expenses	6,076	6,791	15,196	15,427
Provision for impairment	5,679	782	13,069	2,508
Total operating expenses	108,883	114,852	229,041	237,023
Operating income	18,298	30,796	34,642	59,031
Other income (expense)
Interest income	359	313	679	1,063
Interest expense	(19,829)	(27,895)	(43,520)	(56,071)
Interest expense - amortization of deferred financing costs	(644)	(1,288)	(1,418)	(2,367)
Interest expense - financing obligation	(242)	(324)	(523)	(610)
Equity in loss of Real Estate Ventures	(1,666)	(873)	(2,069)	(742)
Net gain (loss) on disposition of real estate	(727)	1,571	114,729	10,590
Net gain from remeasurement of investments in Real Estate Ventures	-	758	-	758
Net gain on Real Estate Venture transactions	3,128	-	9,057	-
Loss on early extinguishment of debt	-	-	(66,590)	-
Net income (loss)	(1,323)	3,058	44,987	11,652
Net (income) loss from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(4)	5	(6)	5
Net income (loss) attributable to Brandywine Operating Partnership	(1,327)	3,063	44,981	11,657
Distribution to preferred unitholders	(1,725)	(1,725)	(3,450)	(3,450)
Amounts allocated to unvested restricted unitholders	(79)	(76)	(184)	(177)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(3,131)	$1,262	$41,347	$8,030

Basic income (loss) per Common Partnership Unit:
Continuing operations	$(0.02)	$0.04	$0.23	$0.04

Diluted income (loss) per Common Partnership Unit:
Continuing operations	$(0.02)	$0.04	$0.23	$0.04

Basic weighted average common partnership units outstanding	176,541,708	181,395,386	176,432,877	181,247,530
Diluted weighted average common partnership units outstanding	176,541,708	182,073,989	177,355,730	182,134,367

Distributions declared per Common Partnership Unit	$0.16	$0.15	$0.31	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$(1,323)	$3,058	$44,987	$11,652
Comprehensive gain (loss):
Unrealized gain (loss) on derivative financial instruments	(3,813)	1,494	(13,218)	(1,169)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	58	532	116
Total comprehensive gain (loss)	(3,527)	1,552	(12,686)	(1,053)
Comprehensive income (loss)	(4,850)	4,610	32,301	10,599
Comprehensive income attributable to non-controlling interest - consolidated real estate ventures	(4)	-	(6)	-
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(4,854)	$4,610	$32,295	$10,599
(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the six-month period ended June 30, 2016

(unaudited, in thousands, except number of shares)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2015	4,000,000	96,850	174,688,568	$1,836,692	(5,597)	$2,032	$1,929,977
Net income				44,981		6	44,987
Other comprehensive loss					(12,686)		(12,686)
Deferred compensation obligation			(8,252)	(46)			(46)
Issuance of partnership interest in consolidated real estate venture						54	54
Conversion of LP Units to Common shares			55,303	875			875
Share-based compensation activity			365,414	3,615			3,615
Adjustment of redeemable partnership units to liquidation value at period end				(2,450)			(2,450)
Redemption value of limited partnership units				(875)			(875)
Distributions to Preferred Mirror Units				(3,450)			(3,450)
Distributions to general partnership unitholders ($0.31 per unit)				(54,272)			(54,272)
BALANCE, June 30, 2016	4,000,000	$96,850	175,101,033	$1,825,070	$(18,283)	$2,092	$1,905,729

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the six-month period ended June 30, 2015

(unaudited, in thousands, except number of shares)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2014	4,000,000	96,850	179,293,160	$2,041,902	(5,007)	$1,010	$2,134,755
Net income				11,655		(3)	11,652
Other comprehensive loss					(1,051)	(2)	(1,053)
Deferred compensation obligation			86,839				-
Issuance of partnership interest in consolidated real estate venture						1,025	1,025
Bonus share issuance			8,447	125			125
Equity issuance costs				(48)			(48)
Share-based compensation activity			509,675	2,955			2,955
Adjustment of redeemable partnership units to liquidation value at period end				1,383			1,383
Distributions to Preferred Mirror Units				(3,450)			(3,450)
Distributions to general partnership unitholders ($0.30 per unit)				(54,265)			(54,265)
BALANCE, June 30, 2015	4,000,000	$96,850	179,898,121	$2,000,257	$(6,058)	$2,030	$2,093,079

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$44,987	$11,652
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	95,780	102,041
Amortization of deferred financing costs	1,418	2,367
Amortization of debt discount/(premium), net	745	(318)
Amortization of stock compensation costs	2,947	3,568
Shares used for employee taxes upon vesting of share awards	(879)	(2,056)
Straight-line rent income	(13,699)	(11,483)
Amortization of acquired above (below) market leases, net	(3,585)	(2,633)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	427	704
Net gain on real estate venture transactions	(9,057)	-
Net gain on sale of interests in real estate	(114,729)	(10,590)
Net gain from remeasurement of investment in real estate ventures	-	(758)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	13,069	2,508
Real Estate Venture loss in excess of distributions	2,655	1,197
Deferred financing obligation	(528)	(612)
Changes in assets and liabilities:
Accounts receivable	3,159	(390)
Other assets	(898)	(1,313)
Accounts payable and accrued expenses	(5,129)	(2,261)
Deferred income, gains and rent	(1,408)	(3,991)
Other liabilities	592	941
Net cash provided by operating activities	29,068	88,617

Cash flows from investing activities:
Acquisition of properties	-	(120,379)
Acquisition of property - 1031 exchange funds applied	-	(62,812)
Proceeds from the sale of properties	748,395	80,268
Sale of property - 1031 exchange funds held in escrow	-	62,800
Distribution of sale proceeds from a real estate venture	4,812	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(25,939)	(39,693)
Capital expenditures for redevelopments	(8,333)	(21,844)
Capital expenditures for developments	(105,879)	(83,628)
Advances for the purchase of tenant assets, net of repayments	(3,614)	(3,003)
Investment in unconsolidated Real Estate Ventures	(15,300)	(49,139)
Deposits for real estate	(928)	(2,935)
Escrowed cash	6,993	2,113
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	10,298	5,774
Leasing costs paid	(10,220)	(10,892)
Net cash provided by (used in) investing activities	600,285	(155,370)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	-
Repayments of mortgage notes payable	(301,321)	(7,046)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Repayments of unsecured notes	(149,919)	-
Debt financing costs paid	(477)	(2,941)
Proceeds from the exercise of stock options	826	127
Partner contributions to consolidated real estate venture	54	1,025
Distributions paid to preferred and common partnership units	(56,513)	(57,932)
Net cash used in financing activities	(420,450)	(66,767)
Increase in cash and cash equivalents	208,903	(133,520)
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of period	$265,597	$123,982

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2016 and 2015 of $7,387 and $5,623, respectively	$52,559	$63,239

Supplemental disclosure of non-cash activity:
Change in real estate investments related to non-cash property acquisition	-	(67,261)
Change in investments in joint venture related to non-cash property acquisition	-	67,261
Dividends and distributions declared but not paid	29,880	29,021

Change in investment in real estate ventures as a result of dispositions	2,023	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in other liabilities from contingent consideration related to a business combination	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)
Change in capital expenditures financed through accounts payable at period end	(4,814)	(4,142)
Change in capital expenditures financed through retention payable at period end	1,009	5,415

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2016, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of June 30, 2016, the Company owned 120 properties that contain an aggregate of approximately 18.1 million net rentable square feet and consist of 102 office properties, nine mixed-use properties, one retail property (112 properties, collectively the “Core Properties”), four development properties, two redevelopment properties and two properties classified as held for sale (collectively, the “Properties”).  In addition, as of June 30, 2016, the Company owned economic interests in 16 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), of which eight own properties that contain approximately 7.9 million net rentable square feet of office space; two own 4.3 acres of undeveloped parcels of land; three own 2.2 acres of land under active development; one owns a residential tower that contains 345 apartment units and one owns an apartment complex that contains 398 units.  Additionally, on June 30, 2016, one real estate venture, in which the Company owns a 50% interest, sold its interest in an office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania. As of June 30, 2016, the Company also owned 285 acres of undeveloped land and held options to purchase parcels containing approximately 50 additional acres of undeveloped land.  As of June 30, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning, entitlements or combination thereof, amounted to an estimated 6.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that the Company owns, as of June 30, 2016, the Company was managing approximately 11.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation on February 4, 2016 (See Note 4, “Investment in Unconsolidated Real Estate Ventures”), the Company’s consolidated portfolio included 20 industrial properties. Upon consummation of the MAP Venture formation and as of June 30, 2016, the Company held six remaining industrial properties, which the Company classified as mixed-use.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 29.2 million net rentable square feet, of which approximately 18.0 million net rentable square feet related to Properties owned by the Company and approximately 11.2 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2016, the results of its operations for the three and six-month periods ended June 30, 2016 and 2015 and its cash flows for the six-month periods ended June 30, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

On January 1, 2016, the Company adopted accounting guidance under Accounting Standards Codification (ASC) Topic 810, "Consolidation,” modifying the analysis it must perform to determine whether it should consolidate certain types of legal entities. The guidance does not amend the existing disclosure requirements for variable interest entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, the Operating Partnership is a variable interest entity of the Parent Company. As the Operating Partnership is already consolidated in the balance sheets of the Parent Company, the identification of this entity as a variable interest entity has no impact on the consolidated financial statements of the Parent Company.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance.  In addition, there were no other voting interest entities under prior existing guidance determined to be variable interest entities under the revised guidance.

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

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (FASB) issued guidance amending the revenue from contracts with customers standard issued in May 2014 (and not yet effective). The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Joint Transition Resource Group, and provide additional practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts at transition. In accordance with the FASB election to defer the effective date of the revenue recognition standard by one year, reporting entities may choose to adopt the standard as of its original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

Also in March 2016, the FASB issued guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments either on a prospective basis or on a modified retrospective basis. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued guidance modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In May 2014, the FASB issued the revenue from contracts with customers standard requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. On July 9, 2015, the FASB elected to defer the effective date of this revenue recognition standard by one year. Reporting entities may choose to adopt the standard as of the original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company is in the process of evaluating the impact of this new standard and has not yet determined the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of June 30, 2016 and December 31, 2015, the gross carrying value of the Properties were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Land	$497,732	$513,268
Building and improvements (a)	2,760,572	2,719,780
Tenant improvements (a)	463,101	459,952
	3,721,405	3,693,000
Assets held for sale - real estate investments (b)	17,622	794,588
Total	$3,739,027	$4,487,588
(a)

The net increase primarily relates to the office component of the FMC Tower at Cira Centre South in Philadelphia, Pennsylvania being placed into service during the three-month period ended June 30, 2016, offset partially by the classification of 1120 Executive Boulevard in Mount Laurel, New Jersey as held for sale as of June 30, 2016.

(b)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or intangible assets on the balance sheets of the properties held for sale.

Dispositions

The Company sold the following office properties during the six-month period ended June 30, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	$44,500	$43,412	$(752)	(b)
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828
February 4, 2016	Och-Ziff Portfolio	Various (c)	58	3,924,783	398,100	353,971	(372)	(d)
Total Dispositions			61	4,984,700	$796,600	$747,533	$114,704
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

During the three-month period ended March 31, 2016, the Company recognized an impairment loss totaling approximately $7.4 million on the properties. The loss on sale represents additional closing costs recognized at settlement.

(c)

Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties disposed of in the transactions with Och-Ziff Capital Management. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further details of the transactions.

(d)

During the three-month period ended December 31, 2015, the Company recognized an impairment loss totaling approximately $45.4 million. The loss on sale represents additional closing costs recognized at settlement.

On January 15, 2016, the Company sold 120 acres of undeveloped land located in Berks County Pennsylvania for a sales price of $0.9 million. The land was classified as held for sale as of December 31, 2015. The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015, therefore the Company recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale of the land during the three-month period ended March 31, 2016.

The sales of the properties and land referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairment

During the three-month period ended June 30, 2016, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to the reduction in management’s intended hold period of a property located in the Metropolitan D.C. segment, the Company would not recover the carrying value of that property. Accordingly, the Company recorded an impairment charge on the property of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rate and discount rate of 7.75% and 8.25%, respectively. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

During the three-month period ended March, 31, 2016, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to a reduction in management’s intended hold period, the Company would not recover the carrying value of two properties located in its Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at June 30, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	June 30, 2016
	1120 Executive Boulevard (a)	Oakland Lot B (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$13,256	$4,366	$17,622
Accumulated depreciation	(6,005)	(4)	(6,009)
Operating real estate investments, net	7,251	4,362	11,613
Construction-in-progress	675	-	675
Total real estate investments, net	7,926	4,362	12,288
Other assets	20	-	20
Total assets held for sale, net	$7,946	$4,362	$12,308

LIABILITIES HELD FOR SALE
Other liabilities	$11	$-	$11
Total liabilities held for sale	$11	$-	$11
(a)

On June 1, 2016, the Company entered into an agreement to sell an office property containing 95,183 square feet at 1120 Executive Boulevard located in Mount Laurel, New Jersey. As of June 30, 2016, the Company determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the purchase and sale agreement. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 fair value reporting.

(b)

During the three-month period ended June 30, 2016, the Company determined that the sale of a property located in Oakland, California, known as Oakland Lot B, was probable and classified it as held for sale in accordance with applicable accounting standards for long lived assets. As the fair value less anticipated costs to sell exceeded the carrying value of the property no impairment loss was recorded. The fair value measurement was based on pricing in the purchase and sale agreement. As the sales price is unobservable, the Company determined that the significant inputs used to value this property falls within Level 3 for fair value reporting.

The sales of the property and land referenced above as held for sale do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2016, the Company held ownership interests in 16 unconsolidated Real Estate Ventures for an aggregate investment balance of $272.1 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of June 30, 2016, eight of the real estate ventures owned 73 office and 14 industrial buildings that contain an aggregate of approximately 7.9 million net rentable square feet; two real estate ventures owned 4.3 acres of undeveloped parcels of land; three real estate ventures owned 2.2 acres of land under active development; one real estate venture owned a residential tower that contains 345 apartment units and one real estate venture owned an apartment complex that contains 398 units. Additionally, on June 30, 2016, one real estate venture, in which the Company owns a 50% interest, sold its interest in an office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania. The proceeds from the sale had not been distributed to the Company at June 30, 2016 and, as a result, the carrying amount of the Company’s investment at the sale date remained on the balance sheet at June 30, 2016. See discussion under “1000 Chesterbrook” below for further information regarding this transaction.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $3.8 million and $7.2 million for the three- and six-month periods ended June 30, 2016 and $3.4 million and $6.0 million for the three- and six-month periods ended June 30, 2015, respectively. The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.5 million and $1.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Net property	$1,457,952	$1,258,999
Other assets	245,065	158,672
Other liabilities	129,173	69,028
Debt, net	985,326	794,571
Equity	588,518	554,072

Company’s share of equity (Company’s basis) (a) (b)	$272,148	$241,004

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

(b)

Does not include the negative investment balance in one real estate venture totaling $1.1 million as of December 31, 2015, which is included in other liabilities. There is no negative investment balance as of June 30, 2016 because the Company sold its entire remaining 50% interest in the applicable real estate venture (See “Coppell Associates” section below) during the three month period ended March 31, 2016.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during the three- and six-months periods ended June 30, 2016 and 2015 (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2016	2015	2016	2015
Revenue	$53,406	$43,239	$99,931	$89,348
Operating expenses	(27,088)	(19,132)	(53,755)	(37,665)
Interest expense, net	(10,928)	(10,136)	(19,917)	(19,982)
Depreciation and amortization	(20,242)	(17,412)	(40,403)	(36,536)
Net loss (a)	$(4,852)	$(3,441)	$(14,144)	$(4,835)

Company’s share of income (loss) (Company’s basis)	$(1,666)	$(873)	$(2,069)	$(742)
(a)	The six-month period ended June 30, 2016 amount includes $7.1 million of acquisition deal costs related to the formation of the MAP Venture during the three-month period ended March 31, 2016.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, the Company owns a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, pro-ration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. The Company recorded $3.2 million for its proportionate share of the Venture’s gain which is reflected in “Gain on Real Estate Venture transactions” on the accompanying statement of operations. The proceeds from the sale, along with $0.2 million of working capital, had not been distributed to the Company as of June 30, 2016 and, as a result, the carrying amount of the Company’s investment in 1000 Chesterbrook, which amounted to $5.1 million at the sale date, remained on the balance sheet at June 30, 2016. See Note 14, "Subsequent Events," for information relating to the distribution.

evo at Cira Centre South Venture

On January 25, 2013, the Company formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a joint venture among the Company and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE"). From formation through March 2, 2016, each of the Company and Campus Crest owned a 30% interest in evo at Cira and HSRE owned a 40% interest. At formation, the Company contributed to evo at Cira its tenancy rights under a long-term ground lease of one acre of land located in the University City submarket of Philadelphia, Pennsylvania, together with associated development rights, at an agreed-upon value of $8.5 million. During the three-month period ended September 30, 2014, evo at Cira completed construction of a 33-story, 850-bed student housing tower on the contributed one-acre ground lease. As of December 31, 2014, the Company and other members of evo at Cira had funded 100% of their respective shares of committed equity contributions and the real estate venture had fully drawn on its $97.8 million construction facility.

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

On June 10, 2016, evo at Cira refinanced its $97.8 million construction facility maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criterion relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, evo at Cira distributed $6.3 million to the Company.

The Company accounted for its investment in evo at Cira under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of evo at Cira’s construction facility, the Company reassessed its consolidation conclusion. The Company determined that this Real Estate Venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs because evo at Cira, through the refinancing of the construction facility and without further support from the Company or HSRE, demonstrated that it has sufficient equity at risk to finance its activities. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate evo at Cira. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of evo at Cira under the operating agreement and related agreements, evo at Cira is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over evo at Cira; therefore, it was not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

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

At closing on February 4, 2016, the MAP Venture obtained a third party non-recourse debt financing of approximately $180.8 million secured by mortgages on the Buildings of the MAP Venture.

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

Guarantees

As of June 30, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (ii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investment in Unconsolidated Real

Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

5. INTANGIBLE ASSETS AND LIABILITIES

As of June 30, 2016 and December 31, 2015, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$147,858	$(64,085)	$83,773
Tenant relationship value	15,596	(12,084)	3,512
Above market leases acquired	4,718	(1,989)	2,729
Total intangible assets, net	$168,172	$(78,158)	$90,014

Acquired lease intangibles, net:
Below market leases acquired	$45,658	$(24,245)	$21,413

	December 31, 2015
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$161,276	$(57,063)	$104,213
Tenant relationship value	20,117	(15,580)	4,537
Above market leases acquired	5,333	(1,879)	3,454
	186,726	(74,522)	112,204
Assets held for sale	(2,854)	2,273	(581)
Total intangible assets, net	$183,872	$(72,249)	$111,623

Acquired lease intangibles, net:
Below market leases acquired	$50,025	$(24,178)	$25,847
Assets held for sale	(1,069)	877	(192)
Total acquired lease intangibles, net	$48,956	$(23,301)	$25,655

As of June 30, 2016, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2016 (six months remaining)	$14,239	$3,294
2017	19,658	3,323
2018	11,753	2,196
2019	10,542	1,885
2020	8,456	1,337
Thereafter	25,366	9,378
Total	$90,014	$21,413

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Fairview Eleven Tower (a)	$20,665	$20,838	4.25%		Jan 2017
Two Logan Square	86,774	86,886	3.98%	(b)	May 2020
One Commerce Square	128,661	130,000	3.64%		Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(c)	Apr 2023
IRS Philadelphia Campus (d)	-	177,425	7.00%		Sep 2030
Cira South Garage (d)	-	35,546	7.12%		Sep 2030
Principal balance outstanding	348,100	562,695
Plus: fair market value premium (discount), net	(2,979)	(3,198)
Less: deferred financing costs	(813)	(13,744)
Mortgage indebtedness	$344,308	$545,753

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$250.0M 6.00% Guaranteed Notes due 2016 (e)	-	149,919	5.95%		Apr 2016
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,703,610	1,853,529
Plus: original issue premium (discount), net	(5,186)	(5,714)
Less: deferred financing costs	(8,111)	(8,851)
Total unsecured indebtedness	$1,690,313	$1,838,964
Total Debt Obligations	$2,034,621	$2,384,717
(a)	Represents the full debt amount of a property in a consolidated real estate venture in which the Company holds a 50% interest.
(b)

On April 7, 2016, the Company closed on an $86.9 million first mortgage financing on Two Logan Square, a 708,844-square foot office property located in Philadelphia, Pennsylvania. Proceeds of the loan were used to repay, without penalty, the $86.6 million principal balance of the former Two Logan Square first mortgage loan, which had a 7.57% effective interest rate.

(c)This loan was assumed upon acquisition of Two Commerce Square on December 19, 2013. The interest rate reflects the market rate at the time of acquisition. A default under this loan will also constitute a default under the loan outstanding on One Commerce Square, and a default under the One Commerce Square loan will also constitute a default under this loan. This loan is also secured by a lien on One Commerce Square and the loan on Two Commerce Square.

(d)On January 14, 2016, the Company funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness on the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”), ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, the Company funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as (“Cira South Garage”), ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with $195.0 million of funds available under the unsecured revolving credit facility with the remaining balance funded through available cash balances. The Company recognized a $66.6 million loss on extinguishment of debt, consisting of the prepayment charges along with $10.8 million and $2.4 million related to non-cash charges for deferred financing costs for Cira Square and Cira South Garage, respectively.

(e)On April 1, 2016, the entire principal balance of the 2016 6.00% Guaranteed Unsecured Notes was repaid upon maturity. Available cash balances were used to fund the repayment of the unsecured notes.

As of June 30, 2016, and December 31, 2015, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.04% and 5.72%, respectively. As of June 30, 2016 and December 31, 2015, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $348.1 million and $562.7 million, respectively.

On May 15, 2015, the Company closed on a new four-year unsecured revolving credit facility that provides for borrowings of up to $600.0 million. The Company had no borrowings under its unsecured revolving credit facility as of June 30, 2016.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of June 30, 2016. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2016 and December 31, 2015, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2016 and December 31, 2015 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,363,770	$1,413,363	$1,512,554	$1,529,346
Variable rate debt	$326,543	$305,383	$326,410	$305,522
Mortgage notes payable	$344,308	$362,427	$545,753	$597,377

The fair value of the Company’s unsecured notes payable is categorized at a Level 2 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures). This is because the Company valued these instruments using quoted market prices as of June 30, 2016 and December 31, 2015.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

The fair value of the Company’s mortgage notes payable and variable rate debt are all categorized at a Level 3 basis (as provided by the accounting standard for Fair Value Measurements and Disclosures).  The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable.  The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value. These financial instruments have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used as to calculate fair value as of June 30, 2016 and December 31, 2015 was 4.480% and 4.550%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of June 30, 2016 and December 31, 2015 was $15.3 million and $16.1 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of June 30, 2016 and December 31, 2015, respectively, was approximately $24.9 million and $21.0 million.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2016 and December 31, 2015. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2016	12/31/2015				6/30/2016	12/31/2015
(Liabilities) / Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$(9,909)	$1,884
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(1,351)	(531)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(914)	(388)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(279)	(201)
				$328,610	$328,610

(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2016, all swaps are included in other liabilities on the Company’s consolidated balance sheet.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(1,323)	$(1,323)	$3,058	$3,058
Net (income) loss from continuing operations attributable to non-controlling interests	22	22	(2)	(2)
Nonforfeitable dividends allocated to unvested restricted shareholders	(79)	(79)	(76)	(76)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income (loss) attributable to common shareholders	$(3,105)	$(3,105)	$1,255	$1,255
Denominator
Weighted-average shares outstanding	175,013,291	175,013,291	179,860,284	179,860,284
Contingent securities/Share based compensation	-	-	-	678,603
Weighted-average shares outstanding	175,013,291	175,013,291	179,860,284	180,538,887
Earnings per Common Share:
Net income (loss) attributable to common shareholders	$(0.02)	$(0.02)	$0.01	$0.01

	Six-month periods ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$44,987	$44,987	$11,652	$11,652
Net income from continuing operations attributable to non-controlling interests	(367)	(367)	(60)	(60)
Nonforfeitable dividends allocated to unvested restricted shareholders	(184)	(184)	(177)	(177)
Preferred share dividends	(3,450)	(3,450)	(3,450)	(3,450)
Net income attributable to common shareholders	$40,986	$40,986	$7,965	$7,965
Denominator
Weighted-average shares outstanding	174,901,118	174,901,118	179,712,428	179,712,428
Contingent securities/Share based compensation	-	922,852	-	886,837
Weighted-average shares outstanding	174,901,118	175,823,970	179,712,428	180,599,265
Earnings per Common Share:
Net income attributable to common shareholders	$0.23	$0.23	$0.04	$0.04

Redeemable common limited partnership units totaling 1,479,799 at June 30, 2016 and 1,535,102 at June 30, 2015, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and six-month periods ended June 30, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On May 24, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.2 million, which was paid on July 20, 2016 to shareholders of record as of July 6, 2016. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of June 30, 2016. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on July 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million.

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. The Parent Company may sell common shares in amounts and at times to be determined by the Parent Company. Actual sales will depend on a variety of factors to be determined by the Parent Company, including, among others, market conditions, the trading price of the Company’s common shares and determinations by the Parent Company of the appropriate sources of funding. Sales agents engaged by the Parent Company under the Offering Program are entitled to receive as compensation an aggregate, of up to 2% of the gross sales price per share sold under the Offering Program. From inception of the Offering Program through June 30, 2016, the Parent Company had not sold any shares under the program, leaving 16,000,000 remaining shares available for sale.

Common Share Repurchases

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of June 30, 2016, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the six months ended June 30, 2016 or June 30, 2015.

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

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$(1,323)	$(1,323)	$3,058	$3,058
Nonforfeitable dividends allocated to unvested restricted unitholders	(79)	(79)	(76)	(76)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net (income) loss attributable to non-controlling interests	(4)	(4)	5	5
Net income (loss) attributable to common unitholders	$(3,131)	$(3,131)	$1,262	$1,262
Denominator
Weighted-average units outstanding	176,541,708	176,541,708	181,395,386	181,395,386
Contingent securities/Share based compensation	-	-	-	678,603
Total weighted-average units outstanding	176,541,708	176,541,708	181,395,386	182,073,989
Earnings per Common Partnership Unit:
Net (loss) income attributable to common unitholders	$(0.02)	$(0.02)	$0.01	$0.01

	Six-month periods ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$44,987	$44,987	$11,652	$11,652
Nonforfeitable dividends allocated to unvested restricted unitholders	(184)	(184)	(177)	(177)
Preferred unit dividends	(3,450)	(3,450)	(3,450)	(3,450)
Net (income) loss attributable to non-controlling interests	(6)	(6)	5	5
Net income attributable to common unitholders	$41,347	$41,347	$8,030	$8,030
Denominator
Weighted-average units outstanding	176,432,877	176,432,877	181,247,530	181,247,530
Contingent securities/Share based compensation	-	922,853	-	886,837
Total weighted-average units outstanding	176,432,877	177,355,730	181,247,530	182,134,367
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.23	$0.23	$0.04	$0.04

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six- month periods ended June 30, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On May 24, 2016, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.2 million, which was paid on July 20, 2016 to unitholders of record as of July 6, 2016. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

12. SEGMENT INFORMATION

During the year ended December 31, 2015, the Company managed its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company narrowed its segments to five segments located in: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och-Ziff Sale, the segments previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled (5) “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, properties in New Castle County in the state of Delaware, and properties in the City of Oakland and City of Concord in California. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2016	December 31, 2015
Philadelphia CBD (a)	$1,274,818	$1,157,667
Pennsylvania Suburbs	1,022,239	1,019,280
Metropolitan Washington, D.C. (b)	1,068,170	1,129,206
Austin, Texas (c)	147,157	164,518
Other (d), (e)	209,021	222,329
	$3,721,405	$3,693,000
Assets held for sale (f), (g)	17,622	794,588
Operating Properties	$3,739,027	$4,487,588

Corporate
Construction-in-progress	$254,188	$268,983
Land held for development	$131,015	$130,479

(a)	The increase primarily relates to the office component of the FMC Tower at Cira Centre South being placed into service during the three-month period ended June 30, 2016.
(b)

The decrease primarily relates to the sale of Herndon Metro Plaza I & II. See Note 3, "Real Estate Investments," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

(c)	The decrease primarily relates to a building from the Broadmoor Austin portfolio being placed into redevelopment during the three-month period ended June 30, 2016.
(d)

The decrease primarily relates to the office property at 1120 Executive Boulevard in Mount Laurel, New Jersey and Oakland Lot B in Oakland, California being classified as held for sale at June 30, 2016. See Note 3, "Real Estate Investments," for further information. These sales are not classified as significant dispositions under the accounting guidance for discontinued operations.

(e)

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

(f)

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

(g)

As of December 31, 2015, the 58 properties associated with the series of related transactions with Och-Ziff Real Estate were classified as held for sale on the consolidated balance sheets. On February 4, 2016, the Company completed a series of transactions, resulting in the disposition of the properties. See Note 3, “Real Estate Investments,” for further information regarding the disposition. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations. Additionally, as of June 30, 2016, the Company categorized one office property located at 1120 Executive Boulevard in Mt. Laurel, New Jersey and one property located in Oakland, California known as Oakland Lot B as held for sale in accordance with applicable accounting standards for long lived assets. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

Net operating income (in thousands):

	Three-month periods ended
	June 30,
	2016			2015
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$48,082	$(19,775)	$28,307	$52,420	$(19,448)	$32,972
Pennsylvania Suburbs	35,102	(12,580)	22,522	39,010	(12,856)	26,154
Metropolitan Washington, D.C.	25,291	(8,768)	16,523	26,953	(10,544)	16,409
Austin, Texas (b)	7,850	(2,911)	4,939	2,533	(1,498)	1,035
Other (c)	9,062	(5,074)	3,988	24,074	(11,407)	12,667
Corporate	1,794	(1,113)	681	658	(596)	62
Operating Properties	$127,181	$(50,221)	$76,960	$145,648	$(56,349)	$89,299

	Six-month periods ended
	June 30,
	2016			2015
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$97,752	$(39,031)	$58,721	$105,393	$(37,838)	$67,555
Pennsylvania Suburbs	72,208	(25,735)	46,473	78,900	(27,441)	51,459
Metropolitan Washington, D.C.	52,630	(19,667)	32,963	54,359	(22,404)	31,955
Austin, Texas (b)	16,397	(6,166)	10,231	3,467	(2,369)	1,098
Other (c)	21,802	(12,676)	9,126	51,853	(25,985)	25,868
Corporate	2,894	(1,721)	1,173	2,082	(1,010)	1,072
Operating Properties	$263,683	$(104,996)	$158,687	$296,054	$(117,047)	$179,007

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at June 30, 2016. In addition, net operating income for the three and six months ended June 30, 2016 and 2015 includes management fees and related expenses for services provided by the Company to the Austin Venture.

(c)	See footnote (e) to the “Real estate investments, at cost” table above for further information regarding this segment.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended June 30,		Six-month periods ended June 30,
	June 30, 2016	December 31, 2015	2016	2015	2016	2015
Philadelphia CBD (a)	$50,542	$44,089	$(475)	$(150)	$(20)	$(450)
Pennsylvania Suburbs	20,199	16,408	315	(17)	580	(22)
Metropolitan Washington, D.C.	120,656	118,422	(332)	(179)	(781)	(229)
MAP Venture (b)	23,513	-	(1,042)	-	(1,598)	-
Other (c)	1,570	1,657	327	362	488	495
Austin, Texas (d)	55,668	60,428	(459)	(889)	(738)	(536)
Total	$272,148	$241,004	$(1,666)	$(873)	$(2,069)	$(742)

(a)	Net increase of investment of $6.5 million primary relates to the evo at Cira real estate venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(b)

The MAP Venture represents a joint venture formed between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC, on February 4, 2016. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our consolidated financial statements for further information. The MAP Venture’s business operations, including properties in Richmond, Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the investment in the MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

(c)	See footnote (e) to the “Real estate investments, at cost” table above for further information regarding this segment.
(d)

Investment in real estate ventures does not include the $1.1 million negative investment balance in one real estate venture as of December 31, 2015, which is included in other liabilities. The Company disposed of its interest in this venture during the three-month period ended March 31, 2016. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The decrease primarily relates to distributions from the DRA-Austin real estate venture.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level. The Company believes that net income, as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consolidated net operating income	$76,960	$89,299	$158,687	$179,007
Less:
Interest expense	(19,829)	(27,895)	(43,520)	(56,071)
Interest expense - amortization of deferred financing costs	(644)	(1,288)	(1,418)	(2,367)
Interest expense - financing obligation	(242)	(324)	(523)	(610)
Depreciation and amortization	(46,907)	(50,930)	(95,780)	(102,041)
General and administrative expenses	(6,076)	(6,791)	(15,196)	(15,427)
Equity in loss of real estate ventures	(1,666)	(873)	(2,069)	(742)
Provision for impairment	(5,679)	(782)	(13,069)	(2,508)
Loss on early extinguishment of debt	-	-	(66,590)	-
Plus:
Interest income	359	313	679	1,063
Net gain (loss) on disposition of real estate	(727)	1,571	114,729	10,590
Net gain from remeasurement of investment in a real estate venture	-	758	-	758
Net gain on Real Estate Venture transactions	3,128	-	9,057	-
Net income (loss)	$(1,323)	$3,058	$44,987	$11,652

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There is an associated $10.0 million letter of credit for a mortgage lender at June 30, 2016.  Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 5 to 73 years. Minimum future rental payments on non-cancelable leases at June 30, 2016 are as follows (in thousands):

Year	Minimum Rent
2016 (six months remaining)	$666
2017	1,334
2018	1,334
2019	1,334
2020	1,334
Thereafter	67,632
Total	$73,634

The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2015 for further detail regarding commitments and contingencies.

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of June 30, 2016, the liability had accreted to $1.7 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of June 30, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (ii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the financial statements for more information.

Other Commitments or Contingencies

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

Capital Expenditures

Amounts remaining to be incurred as of June 30, 2016 included the following:

•	development and redevelopment obligations of $140.1 million; and
•	capital expenditures for tenant improvements of $57.8 million.

14. SUBSEQUENT EVENTS

Garza Land Acquisition & Disposition

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. The Company is currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.

1000 Chesterbrook Real Estate Venture

On July 14, 2016, the Company received a $5.1 million liquidating distribution from the 1000 Chesterbrook real estate venture. The cash distribution consists of proceeds from the sale of an office property on June 30, 2016 and was equal to the Company’s investment basis in 1000 Chesterbrook as of June 30, 2016.

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

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three- and six-month periods ended June 30, 2016 and 2015 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of June 30, 2016, we owned 120 properties, consisting of 102 office properties, nine mixed-use properties, one retail property (112 properties, collectively the “Core Properties”), four development properties, two redevelopment properties and two properties classified as held for sale (collectively, the “Properties”) containing an aggregate of approximately 18.1 million net rentable square feet.  In addition, as of June 30, 2016, we owned economic interests in 16 unconsolidated real estate ventures that contain approximately 7.9 million net rentable square feet (collectively, the “Real Estate Ventures”).  As of June 30, 2016, we also owned 285 acres of undeveloped land and held options to purchase parcels containing approximately 50 additional acres of undeveloped land.  As of June 30, 2016, the total potential development that these land parcels could support, under current zoning, entitlements or combination thereof, amounted to an estimated 6.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that we own, as of June 30, 2016, we were managing approximately 11.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation (see Note 4, “Investment in Unconsolidated Real Estate Ventures” to the consolidated financial statements), we held 20 industrial properties. Subsequent to the transactions, we hold six remaining industrial properties which have been classified as mixed-use.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 29.2 million net rentable square feet, of which approximately 18.0 million net rentable square feet related to Properties that we own and consolidate and approximately 11.2 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the six months ended June 30, 2016, we were managing our portfolio within five markets; (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. Subsequent to the Och-Ziff Sale, the markets previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, properties in New Castle county in the state of Delaware and properties in the City of Oakland and City of Concord in California. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office space. We also generate cash through sales of assets, including assets that we do not view as part of our Core Properties, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.

Our financial and operating performance is dependent upon the demand for office and other commercial space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2016 was 92.1% compared to 91.7% at June 30, 2015.

The table below summarizes selected operating and leasing statistics of our Core Properties for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Leasing Activity:
Total net rentable square feet owned (1)	16,531,049	23,631,644	16,531,049	23,631,644
Occupancy percentage (end of period) (1)	92.1%	91.7%	92.1%	91.7%
Average occupancy percentage (1)	92.4%	90.9%	92.4%	90.8%
Retention rate	73.0%	78.2%	63.2%	74.0%
New leases and expansions commenced (square feet)	204,923	383,047	493,493	564,519
Leases renewed (square feet)	391,861	122,720	551,756	819,589
Net absorption (square feet) (2)	(98,638)	194,389	(215,370)	(55,164)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	16.2%	3.6%	19.7%	5.3%
Renewal rental rates	12.1%	9.5%	10.3%	4.4%
Combined rental rates	13.1%	6.7%	13.1%	4.6%
Capital Costs Committed (4)
Leasing commissions (per square feet)	$2.77	$3.68	$3.19	$2.53
Tenant Improvements (per square feet)	$6.68	$13.32	$6.55	$7.90
Weighted average lease term (years)	5.2	7.8	5.3	6.7
Total capital per square foot per lease year	$1.59	$2.38	$1.79	$1.65

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.4% of our aggregate final annualized base rents as of June 30, 2016 (representing approximately 1.8% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2016.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and six-month periods ended June 30, 2016 was 73.0% and 63.2% compared to a retention rate of 78.2% and 74.0% for the three- and six-month periods ended June 30, 2015. The lower relative retention primarily resulted from the natural expiration of a lease for a large tenant in our Pennsylvania Suburbs segment. Rental rates on leases expiring during 2016 do not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.4 million or 9.1% of total receivables (including accrued rent receivables) as of June 30, 2016 compared to $16.2 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2015.

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

As of June 30, 2016, the following development properties and joint venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs	Amount Funded
Q2 2014	(a)	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$385,000	$300,900
Q2 2016	Q2 2017	Development	933 First Avenue	King Of Prussia, PA	1	111,000	29,200	4,000
TBD	Q1 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	29,300	9,800
		Total			3	819,000	$443,500	$314,700
(a)

Approximately 45% of the office component was placed into service as of June 30, 2016 and we expect this component to be substantially complete during the three-month period ended September 30, 2016. The residential component is expected to be substantially complete during the three-month period ended December 31, 2016.

Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	% Owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	Q3 2016 (a)	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$29,600
		Total			1		$29,600	$29,600

(a)	The building was placed into service during the three-month period ended June 30, 2016 and, as of June 30, 2016, 45.2% of apartment units had been leased and 25.9% were occupied.

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

On May 29, 2015, we and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street") (collectively the “JBG Ventures”). The JBG Ventures expect to develop three buildings in Washington, D.C. For further information see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The above table does not include amounts related to these developments because the scope of development project has not been finalized as of June 30, 2016.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See Item 2.,“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Development Risk," for further details.

Third Party Developments:

On May 9, 2016, we entered into a master development agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation (“Drexel”), that provides for our rights and obligations, as master developer, of a multi-phase, multi-component development on approximately 10.11 acres of land (the “Development Site”) owned by Drexel and adjacent to Drexel’s main campus in the University City section of Philadelphia.  We refer to the overall development, including the Development Site and four adjacent acres comprising the master planned area as the “Schuylkill Yards Project.”

The Schuylkill Yards Project is contemplated to be developed in six phases over an approximately 20-year period, excluding extension options, and to consist of an aggregate of approximately 5.1 million of floor area ratio, or FAR, of commercial, office, educational, research, residential, and other facilities, as well as accessory green spaces.

Prior to commencement of construction of the initial facility, we will oversee master planning, including obtaining required government and third party approvals, and completing confirmatory real estate due diligence.  Thereafter, upon commencement, we or a qualifying designee will enter into a 99-year ground lease with Drexel for the portion of the Development Site where the initial facility will be constructed.  We will enter into similar ground leases with Drexel covering additional portions of the Development Site in connection with our construction of additional facilities under subsequent phases of the Schuylkill Yards Project.  We currently anticipate incurring approximately $10 million to $15 million in costs over the next 18 to 24 months, primarily to obtain zoning, land-use and other approvals and to develop park area associated with the Development Site.

We currently anticipate commencement of construction of the initial phase on or about the first half of 2018 and completion in or about the fourth quarter of 2019.  We contemplate that the initial phase will consist of a mixed-use facility containing approximately 700,000 FAR, and with office space comprising at least 60% of the FAR at such facility. As of the date of this Form 10-Q, we have not finalized the scope of the development or entered into construction contracts.

Actual timing and scope of subsequent phases of development will depend on timing and scope of prior phases, third party approvals and design and development-related determinations by Drexel and us.  Overall, approximately 50% of the FAR would consist of office, educational and research space, and the balance would consist of residential, retail, hospitality and parking.

We intend to fund the costs to develop each development phase of the Schuylkill Yards Project through a combination of cash on hand, capital raised through one or more joint venture formations, and proceeds from the sale of other assets or debt financing, including project-specific mortgage financing. As of the date of this Form 10-Q, we have not entered into agreements with third parties for joint venture participation in the project.

The Development Agreement provides for rights, responsibilities and restrictions relating to all phases of the project, including but not limited to design and construction; leasing of space; involvement of third party participants; extension and termination rights; and protocols for reaching agreement on subjects customary for long-term collaborative development projects.

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

Land Holdings

As of June 30, 2016, we owned approximately 285 acres of undeveloped land, and held options to purchase approximately 50 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of June 30, 2016, the total potential development that these land parcels could support, under current zoning and entitlements, amounted to 6.3 million square feet of development, inclusive of the options to purchase approximately 50 additional acres of undeveloped land.

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

The relevant accounting guidance for impairments requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. If deemed a discontinued operation, then the components of the property’s net income that are reflected as discontinued operations include net gain (or loss) on disposition of real estate, operating results, depreciation and interest expense (if the property is subject to a secured loan).

During the three-month period ended June 30, 2016, we evaluated the recoverability of the carrying value of our properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to the reduction in management’s intended hold period of one property located in the Metropolitan, D.C. segment, we would not recover the carrying value of that property. Accordingly, we recorded an impairment charge on the property located in Metropolitan D.C. of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million.

On June 1, 2016, we entered into an agreement to sell an office property containing 95,183 square feet at 1120 Executive Boulevard located in Mount Laurel, New Jersey. As of June 30, 2016, we determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the sales agreement.

During the three-month period ended March 31, 2016, we evaluated the recoverability of the carrying value of our properties utilizing an undiscounted cash flow model. Based on our evaluation, we determined that due to a reduction in the intended hold period for two of our properties in the Metropolitan D.C. segment, we would not recover the carrying value of these properties. Accordingly, we recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair value of $44.5 million.

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

RECENT PROPERTY TRANSACTIONS

Dispositions

We sold the following office properties during the six-month period ended June 30, 2016 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	$44,500	$43,412	$(752)	(b)	92.9%
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828		100.0%
February 4, 2016	Och-Ziff Portfolio	Various (c)	58	3,924,783	398,100	353,971	(372)	(d)	91.4%
Total Dispositions			61	4,984,700	$796,600	$747,533	$114,704

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

During the three-month period ended March 31, 2016, we recognized an impairment loss totaling approximately $7.4 million on the properties. The loss on sale represents additional closing costs recognized at settlement.

(c)

See Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 2016 for a complete list of the 58 properties disposed of as a result of the transactions with Och-Ziff Capital Management. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to the consolidated financial statements for further details of transactions.

(d)

During the three-month period ended December 31, 2015, we recognized an impairment loss totaling approximately $45.4 million on the properties. The loss on sale represents additional closing costs recognized at settlement.

On January 15, 2016, we sold 120 acres located in Berks County Pennsylvania for a sales price of $0.9 million. The land was classified as held for sale as of December 31, 2015. The carrying value of the land exceeded the fair value less the anticipated costs of sale, therefore we recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale during 2016.

The disposal of the properties and land referenced above do not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at June 30, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	June 30, 2016
	1120 Executive Boulevard (a)	Oakland Lot B (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$13,256	$4,366	$17,622
Accumulated depreciation	(6,005)	(4)	(6,009)
Operating real estate investments, net	7,251	4,362	11,613
Construction-in-progress	675	-	675
Total real estate investments, net	7,926	4,362	12,288
Other assets	20	-	20
Total assets held for sale, net	$7,946	$4,362	$12,308

LIABILITIES HELD FOR SALE
Other liabilities	$11	$-	$11
Total liabilities held for sale	$11	$-	$11
(a)

On June 1, 2016, we entered into an agreement to sell an office property containing 95,183 square feet at 1120 Executive Boulevard located in Mount Laurel, New Jersey. As of June 30, 2016, we determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the sales agreement.

(b)

During the three-month period ended June 30, 2016, we determined that the sale of a property located in Oakland, California, known as Oakland Lot B, was probable and classified it as held for sale in accordance with applicable accounting standards for long lived assets. As the fair value less anticipated costs to sell exceeded the carrying value of the property no impairment loss was recorded.

933 First Avenue, King of Prussia, Pennsylvania

During the three-month period ended March 31, 2016, we entered into a lease and commenced construction on an 111,000 square foot building at 933 First Avenue in King of Prussia, Pennsylvania. The project is 100% preleased to a single tenant under a 12-year lease. Estimated construction costs total $29.2 million, with delivery anticipated in the second quarter of 2017. We expect to fund the project with available cash balances and/or our unsecured revolving credit facility.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property comprised of 172,327 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, we own a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, pro-ration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. We recorded $3.2 million for our proportionate share of the Venture’s gain which is reflected in “Gain on Real Estate Venture transactions” on the accompanying statement of operations. The proceeds from the sale, along with $0.2 million of working capital, had not been distributed to us as of June 30, 2016 and, as a result, the carrying amount of our investment in 1000 Chesterbrook, which amounted to $5.1 million at the sale date remained on the balance sheet at June 30, 2016.

evo at Cira Centre South Venture

On January 25, 2013, we formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a joint venture among us and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE").  From formation through March 2, 2016, each of us and Campus Crest owned a 30% interest in evo at Cira and HSRE owned a 40% interest.  At formation, we contributed to evo at Cira our tenancy rights under a long-term ground lease of one acre of land located in the University City submarket of Philadelphia, Pennsylvania, together with associated development rights, at an agreed-upon value of $8.5 million. During the three-month period ended September 30, 2014, evo at Cira completed construction of a 33-story, 850-bed student housing tower on the contributed one acre ground lease. As of December 31, 2014, we and other members of evo at Cira had funded 100% of our and their respective shares of committed equity contributions and the real estate venture had fully drawn on its $97.8 million construction facility.

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

On June 10, 2016, evo at Cira refinanced its $97.8 million construction loan maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criterion relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, $6.3 million was distributed us.

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

At closing, the MAP Venture obtained a third party non-recourse debt financing of approximately $180.8 million secured by mortgages on the Buildings of the MAP Venture.

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

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2016 and 2015, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and six-month periods ended June 30, 2016 and 2015. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 12, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 12, "Segment Information," to the consolidated financial statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.

Comparison of the Three-Month Periods Ended June 30, 2016 and June 30, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 105 properties containing an aggregate of approximately 15.5 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2016 and 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 and disposed of prior to June 30, 2016 or classified as held for sale as of June 30, 2016. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2016 and 2015 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended June 30, 2016 to the three months ended June 30, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/ (Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$87,944	$86,805	$1,139	$3,999	$608	$1,973	$1,924	$701	$23,301	$94,617	$112,638	$(18,021)
Straight-line rents	5,775	4,325	1,450	457	95	1,483	(36)	(62)	760	7,653	5,144	2,509
Above/below market rent amortization	699	918	(219)	971	113	(316)	288	-	26	1,354	1,345	9
Total rents	94,418	92,048	2,370	5,427	816	3,140	2,176	639	24,087	103,624	119,127	(15,503)
Tenant reimbursements	14,855	13,828	1,027	1,124	87	145	216	(187)	5,668	15,937	19,799	(3,862)
Termination fees	88	705	(617)	-	-	466	-	-	123	554	828	(274)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	6,208	4,659	6,208	4,659	1,549
Other	451	538	(87)	3	-	7	43	397	654	858	1,235	(377)
Total revenue	109,812	107,119	2,693	6,554	903	3,758	2,435	7,057	35,191	127,181	145,648	(18,467)
Property operating expenses	33,575	32,871	(704)	682	164	1,121	971	701	8,698	36,079	42,704	6,625
Real estate taxes	9,618	9,114	(504)	1,195	157	180	172	488	2,525	11,481	11,968	487
Third party management expenses	-	-	-	-	-	-	-	2,661	1,677	2,661	1,677	(984)
Net operating income	66,619	65,134	1,485	4,677	582	2,457	1,292	3,207	22,291	76,960	89,299	(12,339)
Depreciation and amortization	38,135	38,617	482	5,761	902	2,540	1,008	471	10,403	46,907	50,930	4,023
General & administrative expenses	-	-	-	-	-	-	-	6,076	6,791	6,076	6,791	715
Provision for impairment (d)	-	-	-	-	-	-	-	5,679	782	5,679	782	(4,897)
Operating income	$28,484	$26,517	$1,967	$(1,084)	$(320)	$(83)	$284	$(9,019)	$4,315	$18,298	$30,796	$(12,498)
Number of properties	105	105		7		6				118
Square feet	15,552	15,552		979		1,443				17,974
Core Occupancy % (e)	91.7%	91.2%		99.4%
Other Income (Expense):
Interest income										359	313	46
Interest expense										(19,829)	(27,895)	8,066
Interest expense — Deferred financing costs										(644)	(1,288)	644
Interest expense —Financing obligation										(242)	(324)	82
Equity in loss of real estate ventures										(1,666)	(873)	(793)
Net gain (loss) on disposition of real estate										(727)	1,571	(2,298)
Net gain from remeasurement of investments in real estate ventures										-	758	(758)
Net gain on real estate venture transactions										3,128	-	3,128
Net income (loss)										$(1,323)	$3,058	$(4,381)
Net income (loss) per common share										$(0.02)	$0.01	$(0.03)

EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.
(b)	Results include: four developments and two redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

A held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment as of June 30, 2016. We have excluded this impairment from the Same Store Property Portfolio operating income. In addition, a held for sale impairment charge of $1.8 million was recorded on a property in our Other segment as of June 30, 2016. See Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for further information.

(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $18.0 million during the second quarter of 2016 compared to the second quarter of 2015, primarily attributable to:

•	$22.9 million decrease due to the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016; offset by,
•	$1.1 million increase in the Same Store Property Portfolio due to a 0.5% increase in occupancy for the second quarter of 2016 compared to the second quarter of 2015;

•

$3.4 million increase from Recently Completed/Acquired Properties for the second quarter of 2016 compared to the second quarter of 2015 due to the acquisition of seven properties located in Austin, Texas during the second quarter of 2015; and

•	$0.2 million increase from properties held for sale as of June 30, 2016.

Straight-line rents from the Total Portfolio increased by $2.5 million, of which $1.5 million relates to the Same Store Portfolio, $0.4 million relates to Recently Completed/Acquired Properties and $1.5 million relates to Development/Redevelopment Properties directly attributable to 44% of the office component of the FMC Tower that was placed into service during the second quarter of 2016. These increases were offset by a decrease of $0.7 million from the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016.

Tenant reimbursements from the Total Portfolio decreased by $3.9 million during the second quarter of 2016 compared to the second quarter of 2015 primarily attributable to a $5.8 million decrease due to the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016.  This decrease was partially offset by a $1.0 million increase at the Same Store Portfolio and an increase of $1.0 million related to Recently Completed/Acquired Properties that were not part of the operating portfolio during the second quarter of 2015. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 34.4% during the second quarter of 2016 compared to 32.9% in the second quarter of 2015.

Third party management fees, labor reimbursement and leasing increased by $1.5 million for the second quarter of 2016 compared to the second quarter of 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $6.6 million for the second quarter of 2016 compared to the second quarter of 2015, of which $8.7 million of the decrease relates to the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016. This decrease was partially offset by: (i) $1.0 million increase in payroll and payroll related expenses, (ii) $0.7 million increase in repairs and maintenance expense due to the timing of tenant needs, (iii) $0.2 million increase in bad debt expense and (iv) $0.2 million increase in office expenses.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $0.5 million for the second quarter of 2016 compared to the second quarter of 2015, primarily attributable to a $2.0 million decrease from the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016. This increase was offset by a $1.0 million increase from Recently Completed/Acquired Properties due to the acquisition of seven properties located in Austin, Texas during the second quarter of 2015 and a $0.5 million increase is from the Same Store Property Portfolio.

Third Party Management Expenses

Third party management expenses increased by $1.0 million for the second quarter of 2016 compared to the second quarter of 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.0 million for the second quarter of 2016 compared to the second quarter of 2015, of which $10.0 million of the decrease relates to the disposition of 86 properties from the second quarter of 2015 through the second quarter of 2016 and $0.5 million relates the Same Store Property Portfolio as a result of the timing of tenant and capital improvement projects being completed and placed into service. These decreases were offset by $4.9 million in additional depreciation expense from Recently Completed/Acquired Properties and an increase in depreciation expense for the Development/Redevelopment Properties of $1.5 million.

General & Administrative Expenses

General and administrative expenses decreased by $0.7 million for the second quarter of 2016 compared to the second quarter of 2015, of which $0.4 million consists of a decrease in acquisition costs and $0.2 million consists of a decrease in corporate salaries, benefits and share-based compensation expense.

Provision for Impairment

As of June 30, 2016, a held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment.  The impairment calculation was based on our recoverability of the carrying value of the property under an undiscounted cash flow model. Also during the second quarter of 2016, in connection with the disposition of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, we recognized a held for sale impairment loss totaling approximately $1.8 million, which approximates the estimated loss on sale.

During the second quarter of 2015, in connection with the disposition of the office property at 100 Gateway Centre Parkway located in Richmond, Virginia, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale.

Interest Expense

Interest expense decreased $8.1 million from the second quarter of 2015 to the second quarter of 2016 primarily due to the following:

•

$3.3 million decrease related to the repayment of the mortgage debt on 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”) and on a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage (“Cira South Garage”) during 2016;

•	$2.2 million decrease related to the repayment of the 6.00% Guaranteed Note due 2016 on April 1, 2016;
•	$1.2 million decrease related to the repayment of the Tyson’s corner mortgage debt during 2015;
•	$0.8 million decrease related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower;
•	$0.8 million decrease related to the refinance of Two Logan Square on April 7, 2016; and
•

$0.3 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to us.

The decrease of $8.6 million in interest expense described above was offset by an approximately $0.6 million increase as a result of increasing our Term Loan C balance from $200.0 million to $250.0 million subsequent to June 30, 2015.

Interest Expense – Deferred Financing Costs

Interest expense – deferred financing costs decreased $0.6 million from the second quarter of 2015 to the second quarter of 2016, primarily due to the write-off of deferred financing costs associated with the repayment of mortgage debt for Cira Square and Cira South Garage during 2016, which resulted in a $0.3 million decrease, and a $0.3 million decrease due to our entry into a new unsecured revolving credit facility on May 15, 2015.

Equity in Loss of Real Estate Ventures

The decrease in equity income from Real Estate Ventures of $0.8 million for the second quarter of 2015 compared to the second quarter of 2016 is primarily due to the following:

•	$1.0 million of losses recognized from the MAP Venture, which was formed during the first quarter of 2016; and

•	$0.5 million of operating losses recognized from the 1919 Market Street Venture, which was moved out of development and placed into service during the second quarter of 2016.

The decreases of $1.5 million were offset by increases of $0.2 million from Four Tower Bridge due to an increase in occupancy, $0.2 million from the Parc at Plymouth Meeting due to an additional four buildings being placed into service during the third and fourth quarters of 2015 and $0.3 million due to the acquisition of our remaining 50% interest in Broadmoor Austin Associates.

Net Gain (Loss) on Disposition of Real Estate

The loss on disposition of $0.8 million represents additional closing costs that were recognized at settlement on properties known as Herndon Metro Plaza I and II, located in Herndon, Virginia, during the second quarter of 2016.

The $1.6 million net gain on disposition of real estate resulted from the sale of five office properties during the second quarter of 2015 at Delaware Corporate Center I & II and Christiana Corporate Center, located in Wilmington, Delaware and Newark, Delaware, respectively.

Net Gain from Remeasurement of Investments in Real Estate Ventures

The gain of $0.8 million recognized during the second quarter of 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates.

Net Gain from Real Estate Venture Transactions

The gain of $3.2 million recognized during the second quarter of 2016 resulted from the disposition of the office property held by the 1000 Chesterbrook real estate venture. See Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above.

Net Income (loss)

Net income (loss) decreased by $4.4 million during the second quarter of 2016 compared to the second quarter of 2015 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

Comparison of the Six-Month Periods Ended June 30, 2016 and June 30, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 105 properties containing an aggregate of approximately 15.5 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2016 and 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 and disposed of prior to June 30, 2016 or classified as held for sale as of June 30, 2016. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2016 and 2015 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six months ended June 30, 2016 to the six months ended June 30, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/(Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$175,997	$171,940	$4,057	$7,652	$608	$3,929	$3,915	$8,544	$48,958	$196,122	$225,421	$(29,299)
Straight-line rents	11,466	9,725	1,741	457	95	1,895	(59)	262	1,723	14,080	11,484	2,596
Above/below market rent amortization	1,419	1,819	(400)	2,261	113	(95)	653	-	47	3,585	2,632	953
Total rents	188,882	183,484	5,398	10,370	816	5,729	4,509	8,806	50,728	213,787	239,537	(25,750)
Tenant reimbursements	31,059	29,330	1,729	2,502	87	537	423	1,893	12,613	35,991	42,453	(6,462)
Termination fees	213	1,319	(1,106)	-	-	621	-	14	145	848	1,464	(616)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	11,443	8,531	11,443	8,531	2,912
Other	1,018	2,110	(1,092)	2	-	14	51	580	1,908	1,614	4,069	(2,455)
Total revenue	221,172	216,243	4,929	12,874	903	6,901	4,983	22,736	73,925	263,683	296,054	(32,371)
Property operating expenses	68,800	67,470	(1,330)	1,470	164	2,228	1,878	4,460	19,769	76,958	89,281	12,323
Real estate taxes	19,055	18,577	(478)	2,377	157	360	344	1,575	5,435	23,367	24,513	1,146
Third party management expenses	-	-	-	-	-	-	-	4,671	3,253	4,671	3,253	(1,418)
Net operating income	133,317	130,196	3,121	9,027	582	4,313	2,761	12,030	45,468	158,687	179,007	(20,320)
Depreciation and amortization	76,887	76,251	(636)	12,991	902	4,699	1,981	1,203	22,907	95,780	102,041	6,261
General & administrative expenses	-	-	-	-	-	-	-	15,196	15,427	15,196	15,427	231
Provision for impairment (d)	-	-	-	-	-	-	-	13,069	2,508	13,069	2,508	(10,561)
Operating income	$56,430	$53,945	$2,485	$(3,964)	$(320)	$(386)	$780	$(17,438)	$4,626	$34,642	$59,031	$(24,389)
Number of properties	105	105		7		6				118
Square feet	15,552	15,552		979		1,443				17,974
Core Occupancy % (e)	91.7%	91.2%		99.4%
Other Income (Expense):
Interest income										679	1,063	(384)
Interest expense										(43,520)	(56,071)	12,551
Interest expense — Deferred financing costs										(1,418)	(2,367)	949
Interest expense —Financing obligation										(523)	(610)	87
Equity in loss of real estate ventures										(2,069)	(742)	(1,327)
Net gain on sale of disposition of real estate										114,729	10,590	104,139
Net gain from remeasurement of investments in real estate ventures										-	758	(758)
Net gain on real estate venture transactions										9,057	-	9,057
Loss on early extinguishment of debt										(66,590)	-	(66,590)
Net income										$44,987	$11,652	$33,335
Net income per common share										$0.23	$0.04	$0.19

EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.
(b)	Results include: four developments and two redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

Held for use impairment charges of $11.3 million were recorded on three properties in our Metropolitan, D.C. segment during the six months ended June 30, 2016. We have excluded this impairment from the Same Store Property Portfolio operating income. In addition, a held for sale impairment charge of $1.8 million was recorded on a property in our Other segment as of June 30, 2016. See Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for further information.

(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $29.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily attributable to:

•	$40.9 million decrease due to the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016;
•	$4.1 million increase in the Same Store Property Portfolio due to a 0.5% increase in occupancy for the six months ended June 30, 2016 compared to the six months ended June 30, 2015;

•

$7.0 million increase from Recently Completed/Acquired Properties for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the acquisition of seven properties located in Austin, Texas during the second quarter of 2015; and

•	$0.3 million increase from properties held for sale as of June 30, 2016.

Straight-line rents from the Total Portfolio increased by $2.6 million, of which $1.7 million relates to the Same Store Portfolio, $0.4 million relates to Recently Completed/Acquired Properties and $1.9 million related to Development/Redevelopment Properties directly attributable to 44% of the office component of the FMC Tower that was placed into service during the second quarter of 2016. These increases were offset by a decrease of $1.2 million from the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016.

Above/below-market rent amortization increased by $1.0 million, of which $2.1 million relates to the Recently Completed/Acquired Properties, partially offset by a $0.6 million decrease relating to Development/Redevelopment Properties and $0.4 million related to the Same Store Property Portfolio.

Tenant reimbursements from the Total Portfolio decreased by $6.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily attributable to a $10.7 million decrease due to the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016.  This decrease was partially offset by a $1.7 million increase at the Same Store Portfolio and an increase of $2.4 million related to Recently Completed/Acquired Properties that were not part of the operating portfolio during the second quarter of 2015. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 35.4% during the six months ended June 30, 2016 compared to 34.1% for the six months ended June 30, 2015.

Termination fees decreased $0.6 million due to the timing of tenant terminations.

Third party management fees, labor reimbursement and leasing increased by $2.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Other income decreased by $2.5 million during the six-month period ended June 30, 2016, which is primarily attributed to $1.1 million in property tax settlements, $0.6 million in liquidating distributions from an unconsolidated partnership investment and $0.2 million in escheatment funds received during the six months ended June 30, 2015, with no such income in 2016. The additional $0.6 million decrease relates to other income across our portfolio.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $12.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, of which $16.1 million of the decrease relates to the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016 and $0.6 million relates to a reduction in utilities expense. These decreases were partially offset by: (i) $2.3 million increase in repairs and maintenance expense due to the timing of tenant needs, (ii) $1.2 million increase in payroll and payroll related expenses and (iii) $0.8 million increase in office expenses.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $1.1 million for the six months ended June 30, 2016 compared to the six months ended June 30 2015, primarily attributable to a $3.9 million decrease from the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016. This increase was offset by a $2.2 million increase from Recently Completed/Acquired Properties and a $0.5 million increase from the Same Store Property Portfolio.

Third Party Management Expenses

Third party management expenses increased by $1.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily relating to a $21.1 million decrease from the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016 and $0.6 million related to a re-entitlement property placed into land inventory during 2016 that was being depreciated during 2015. These decreases were offset by $12.1 million in additional depreciation expense from Recently Completed/Acquired Properties, $2.7 million from Development/Redevelopment Properties and an increase in depreciation expense at the Same Store Property Portfolio of $0.6 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service.

General & Administrative Expenses

General and administrative expenses decreased by $0.2 million for the second quarter of 2016 compared to the second quarter of 2015, primarily due to a $0.5 million decrease in corporate salaries, benefits and share-based compensation expense. These decreases were offset by $0.4 million of additional acquisition deal costs.

Provision for Impairment

During the six-month period ended June 30, 2016, we recognized a $13.1 million provision for impairment. During the first quarter of 2016, we recognized a held for use impairment loss totaling $7.4 million. This impairment charge resulted from our held for use impairment analysis, which determined that we would not recover the carrying value of two properties located in our Metropolitan D.C. segment. As of June 30, 2016, a held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment.  The impairment calculation was based on our recoverability of the carrying value of the property under an undiscounted cash flow model. Also during the second quarter of 2016, in connection with the disposition of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, we recognized a held for sale impairment loss totaling approximately $1.8 million, which approximates the estimated loss on sale.

As of March 31, 2015, the carrying value of the Lake Merritt office property exceeded the fair value less the costs of sale and, as a result, we recognized an impairment loss totaling approximately $1.7 million during the first quarter of 2015. During the second quarter of 2015, in connection with the disposition of the office property at 100 Gateway Centre Parkway located in Richmond, Virginia, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale.

Interest Expense

Interest expense decreased $12.6 million from the six-month period ended June 30, 2015 to the six-month period ended June 30, 2016 primarily due to the following:

•

$6.1 million decrease related to the repayment of the mortgage debt on Cira Square and on a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage during 2016;

•	$1.8 million related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower;
•

$0.6 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to us;

•	$2.2 million decrease related to the repayment of the 6.00% Guaranteed Note due 2016 on April 1, 2016;
•	$2.3 million decrease related to the repayment of the Tyson’s corner mortgage debt during 2015; and
•	$0.8 million decrease related to the refinance of Two Logan Square on April 7, 2016.

The decrease of $13.8 million in interest expense described above was offset by a $1.1 million increase as a result of an increase in the balance of our Term Loan C from $200.0 million to $250.0 million subsequent to June 30, 2015. Additionally, interest expense increased by approximately $0.1 million under our unsecured revolving credit facility, which we used to fund repayment of the mortgage debt on Cira Square and Cira South Garage in Philadelphia. We used the proceeds from the sale of Och-Ziff transaction to repay the entire balance of our unsecured revolving credit facility prior to March 31, 2016.

Interest Expense – Deferred Financing Costs

Interest expense – deferred financing costs decreased $0.9 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to the write-off of deferred financing costs associated with the repayment of mortgage debt for Cira Square and Cira South Garage during 2016, which resulted in a $0.5 million decrease, and a $0.4 million decrease due to our entry into a new unsecured revolving credit facility on May 15, 2015.

Equity in Loss of Real Estate Ventures

The decrease in equity income from Real Estate Ventures of $1.3 million for the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015 is primarily due to the following:

•	$1.6 million of operating losses recognized from the MAP Venture, which was formed during the first quarter of 2016;
•	$0.5 million of operating losses recognized from the 1919 Market Venture, which was moved out of development and placed into service during the second quarter of 2016; and
•	$0.6 million of operating losses recognized from the Austin DRA Venture due to an early termination of a tenant’s lease during the first quarter of 2016.

The decreases of $2.7 million were offset by increases of $0.9 million from evo at Cira Centre South as a result of an increase in our ownership interest in the venture from 30% to 50% during 2016 as well as increased rental rates and $0.5 million from the Parc at Plymouth Meeting due to an additional four buildings being placed into service during the third and fourth quarters of 2015.

Net Gain on Disposition of Real Estate

The $115.5 million net gain on disposition of real estate recognized for the six-month period ended June 30, 2016 resulted from the sale in February 2016 of an office property known as Cira Square, located in Philadelphia, Pennsylvania, consisting of 862,692 square feet. The sale of the MAP Venture properties in February 2016 did not have a material impact on the gain on sale because of an impairment charge of $45.4 million recorded during the fourth quarter of 2015. During the first quarter of 2016, we recognized an impairment loss totaling approximately $7.4 million on the properties known as Metro Plaza I & II located in Herndon, Virginia. The loss on disposition of $0.8 million represents additional closing costs that were recognized at settlement during the second quarter of 2016.

The $10.6 million net gain on disposition recognized during the six months ended June 30, 2015 relates to the sale of nine office properties.

Net Gain from Remeasurement of Investments in Real Estate Ventures

The gain of $0.8 million recognized during the six months ended June 30, 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates.

Net Gain Real Estate Venture Transactions

The gain of $5.9 million recognized during the first quarter of 2016 resulted of the sale of our entire 50% interest in the Coppell Associates real estate venture. The gain of $3.2 million recognized during the second quarter of 2016 resulted from the disposition of the office property held by the 1000 Chesterbrook real estate venture. See Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage which encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. We subsequently repaid in full the advances under our unsecured revolving credit facility with the proceeds from the dispositions of real estate that occurred during the six months ended June 30, 2016. There were no comparable extinguishments of debt incurred during the six months ended June 30, 2015.

Net Income

Net income increased by $33.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

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

As of June 30, 2016, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2016 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of June 30, 2016, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2016, amounted to $348.1 million and $1,703.6 million, respectively.

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

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of June 30, 2016, 4,701,302 common shares have been repurchased and retired at an average purchase price of $12.92 per share and totaling $60.8 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. No shares were repurchased during the six-month period ended June 30, 2016.

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

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2016, we sold 61 properties, of which 58 were contributed to an unconsolidated real estate venture, containing 4,984,700 in net rentable square feet and 120 acres of land for an aggregate sales price of $797.5 million.

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

We continue to maintain substantial liquidity, and as of July 22, 2016, we had available cash of approximately $225.7 million and $585.7 million of availability, net of $14.3 million of outstanding letters of credit, under our unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2016 and December 31, 2015, we maintained cash and cash equivalents of $265.6 million and $56.7 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30, 2016 and 2015 (in thousands):

Activity	2016	2015
Operating	$29,068	$88,617
Investing	600,285	(155,370)
Financing	(420,450)	(66,767)
Net cash flows	$208,903	$(133,520)

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $59.5 million in cash from operating activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily attributable to the following:

•	$53.4 million decrease from prepayment penalties resulting from the repayment of the mortgage loans secured by Cira Square and Cira South Garage ahead of their scheduled maturity;
•	the disposition of 88 properties from the beginning of 2015 through the second quarter of 2016; and
•	the timing of cash receipts and cash expenditures in the normal course of operations.

The net increase of $755.7 million in cash provided by investing activities during the six months ended June 30, 2016 to the six months ended June 30, 2015 is primarily attributable to the following:

•

$605.3 million of net proceeds from the disposition of 61 office properties and a land parcel during the six months ended June 30, 2016 (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above) compared to the sale of nine office properties during the six months ended June 30, 2015;

•

$183.2 million for the acquisition of the remaining 50% common interest in the Broadmoor Austin Associates real estate venture containing seven office properties in Austin, Texas, a land parcel in Washington, D.C. and a leasehold interest in a land parcel in Austin, Texas during the six months ended June 30, 2015, with no comparable acquisitions during 2016;

•

$33.8 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for the six months ended June 30, 2016 of $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50% (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Property Transactions" above for further disclosure), $2.3 million in contributions to the JBG real estate ventures and $0.2 million to the Seven Tower Bridge Venture in 2016 compared to the contribution of $28.4 million to form the JBG real estate ventures, $7.9 million in contributions to fund the construction of the subterranean garage at the 4040 Wilson real estate venture, $6.8 million to fund the construction of Brandywine 1919 Ventures, $3.4 million to the DRA Austin real estate venture and $2.6 million in contributions to other real estate ventures in 2015;

•	$5.7 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions.
•

$4.8 million from the sale of our interests in an unconsolidated real estate venture during the six-month period ended June 30, 2016, with no comparable sales during the six-month period ended June 30, 2015;

•	$2.0 million increase in deposits;
•	$4.9 million increase in escrow cash due to timing of payments; and
•	$4.5 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures.

The increase in cash provided by investing activities was offset by the following transactions:

•	$88.0 million decrease in payments on the mortgage note receivable due to the repayment of the short term loan to the Austin Venture during the first quarter of 2015; and
•	$0.6 million decrease in advances made for purchase of tenant assets, net of repayments.

The net increase of $353.7 million in cash used in financing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is attributable to the following:

•

$207.4 million net increase from the repayments of mortgage notes payable during the six-month period ended June 30, 2016 compared to the six-month period ended June 30, 2015, primarily due to the early repayment of $212.4 million of mortgage notes payable for Cira Square and Cira South Garage;

•	$149.9 million from the repayment of the 2016 6.00% Guaranteed Unsecured Notes upon maturity on April 1, 2016; and
•	$1.0 million decrease in partner contributions to a consolidated real estate venture that was formed during the second quarter of 2015.

The increase in cash used in financing activities was offset by the following transactions:

•	$2.5 million decrease in debt financing costs paid, of which the additional prior year costs primarily relate to the revolving credit facility entered into May 15, 2015;
•	$1.4 million decrease in distributions paid to shareholders and on non-controlling interests due to the repurchase of 5,209,437 common shares during the second half of 2015; and
•	$0.7 million increase in proceeds from the exercise of stock options.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$348,100	$562,695
Unsecured debt	1,703,610	1,853,529
Total	$2,051,710	$2,416,224
Percent of Total Debt:
Mortgage notes payable	17.0%	23.3%
Unsecured debt	83.0%	76.7%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	4.0%	5.7%
Unsecured debt	4.6%	4.7%
Total	4.5%	4.9%
Weighted-average maturity in years:
Mortgage notes payable	5.7	8.9
Unsecured debt	6.5	6.5
Total	6.0	7.0
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2016 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2016	$2,609	$-	$2,609	3.79%
2017	4,967	320,417	325,384	5.57%
2018	6,601	325,000	331,601	5.11%
2019	7,360	-	7,360	3.96%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
2025	-	-	-	0.00%
Thereafter	-	328,610	328,610	4.36%
Totals	$42,046	$2,009,664	$2,051,710	4.48%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2016.

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

On April 7, 2016, we closed on an $86.9 million first mortgage financing on Two Logan Square, a 708,844-square foot office property located in Philadelphia, Pennsylvania. The loan bears interest at 3.98% per annum and matures on May 1, 2020.  Proceeds of the loan were used to repay, without penalty, the $86.6 million principal balance of the former Two Logan Square first mortgage loan, which had a 7.57% effective interest rate.

On April 1, 2016, we repaid the entire $149.9 million principal balance of its 2016 6.00% Guaranteed Unsecured Notes upon maturity, which had a 5.95% effective interest rate.

On January 14, 2016, we funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with $195.0 million of funds available under the unsecured revolving credit facility. Additionally, we recognized a $13.2 million loss on extinguishment of debt, consisting of $10.8 million and $2.4 million related to non-cash charges for deferred financing costs for Cira Square and Cira South Garage, respectively.

Equity

On May 24, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.2 million, which it paid on July 20, 2016 to its shareholders of record as of July 6, 2016.  In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of June 30, 2016.  These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on July 15, 2016 to holders of Series E Preferred Shares totaled $1.7 million. To fund these distributions, on May 24, 2016, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.2 million, which was paid on July 20, 2016 to unitholders of record as of July 6, 2016. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of June 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on July 15, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.  In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of June 30, 2016:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$348,100	$25,505	$12,735	$93,714	$216,146
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,453,610	300,000	325,000	-	828,610
Ground leases (b)	73,634	1,334	2,668	2,668	66,964
Development contracts (c)	140,131	130,738	9,393	-	-
Interest expense (d)	485,904	86,340	120,047	87,729	191,788
Other liabilities (e)	28,206	246	3,802	8,025	16,133
	$2,779,585	$544,163	$473,645	$192,136	$1,569,641

(a)

Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums. On April 1, 2016, we repaid the entire principal balance of our $149.9 million 2016 6.00% Guaranteed Unsecured Notes. See Note 6, “Debt Obligations,” to our consolidated financial statements.

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

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2016 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the existing transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and (iv) the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C. or the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania.  For further discussion of real estate venture developments, see Item 1., “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Development Risk,” for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Ventures," to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Development Risk," for further details.

As of December 31, 2015, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Note 13, "Commitments and Contingencies") for amounts in excess of the NTE amount.  The NTE amount, currently at $77.3 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for. The above table does not include any costs related to this cost overrun guarantee.

As of June 30, 2016, we were obligated to pay a maximum of $57.8 million for tenant improvements not yet completed, which is not included in the above table. We expect that most of the obligations will be paid within one year.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three- and six-month periods ended June 30, 2016 and 2015:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(3,131)	$1,262	$41,347	$8,030
Add (deduct):
Amount allocated to unvested restricted unitholders	79	76	184	177
Net gain on real estate venture transactions	(3,128)	-	(9,057)	-
Net gain (loss) on disposition of real estate	727	(1,571)	(114,729)	(10,590)
Net gain from remeasurement of investments in real estate ventures	-	(758)	-	(758)
Provision for impairment	5,679	782	13,069	2,508
Depreciation and amortization:
Real property — continuing operations	33,577	39,294	66,852	79,790
Leasing costs including acquired intangibles — continuing operations	13,231	11,536	28,745	22,074
Company’s share of unconsolidated real estate ventures	10,549	6,969	19,554	15,082
Partners’ share of consolidated joint ventures	(59)	(59)	(118)	(113)
Funds from operations	$57,524	$57,531	$45,847	$116,200
Funds from operations allocable to unvested restricted shareholders	(161)	(162)	(115)	(380)
Funds from operations available to common share and unit holders (FFO)	$57,363	$57,369	$45,732	$115,820
Weighted-average shares/units outstanding — basic	176,541,708	181,395,386	176,432,877	181,247,531
Weighted-average shares/units outstanding — fully diluted	177,688,180	182,073,989	177,355,730	182,134,367

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

Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2016, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $348.1 million and unsecured notes with an outstanding principal balance of $1,375.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $16.5 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $17.5 million.

As of June 30, 2016, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,413.4 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $14.0 million at June 30, 2016.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at June 30, 2016. The total fair value of our debt was approximately $305.4 million at June 30, 2016. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $21.9 million at June 30, 2016. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $24.3 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other factors discussed in Part I, Item 1A. Risk Factors in our 2015 Annual Report.

Our development projects are dependent on strategic alliances with unaffiliated third parties

The challenge of managing our strategic alliances is rising.  As our development projects become more complex, the need for trust, collaboration, and equitable risk-sharing is essential to the success of these projects.  The alliances we engage in are driven by the complementary skills and capabilities of our partners. Despite the diligence performed establishing these alliances, our objectives may not completely align with those of our partners throughout the development project or projects. Disagreements with one or more third parties with whom we partner in the development of one or more of the development components may restrict our ability to act exclusively in our own interests. In addition, failure of one or more third parties with whom we partner to fulfill obligations to us could result in delays and increased costs to us associated with finding a suitable replacement partner. Increased costs could require us to revise or abandon our activities entirely with respect to one or more components of the project and, in such event, we would not recover, and would be required to write-off, costs we had capitalized in development.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(b)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended June 30, 2016. As of June 30, 2016, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description
3.1	Amended and Restated Bylaws of Brandywine Realty Trust (incorporated by reference to Exhibit 3.1 to Brandywine Realty Trust, current report on Form 8-K filed on May 27, 2016) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 25, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 25, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibits No.	Description
3.1	Amended and Restated Bylaws of Brandywine Realty Trust (incorporated by reference to Exhibit 3.1 to Brandywine Realty Trust, current report on Form 8-K filed on May 27, 2016) **

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.