Form 10-Q
period 2016-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2016-10-24
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

A total of 175,140,760 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 21, 2016.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2016, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,686,339	$3,693,000
Accumulated depreciation	(869,836)	(867,035)
Operating real estate investments, net	2,816,503	2,825,965
Construction-in-progress	249,183	268,983
Land held for development	155,297	130,479
Total real estate investments, net	3,220,983	3,225,427
Assets held for sale, net	12,604	584,365
Cash and cash equivalents	219,059	56,694
Accounts receivable, net of allowance of $2,304 and $1,736 in 2016 and 2015, respectively	9,925	17,126
Accrued rent receivable, net of allowance of $13,009 and $14,442 in 2016 and 2015, respectively	145,816	145,092
Investment in Real Estate Ventures, equity method	282,162	241,004
Deferred costs, net of accumulated amortization of $58,769 and $67,899, respectively	92,054	101,419
Intangible assets, net	81,207	111,623
Other assets	79,108	71,761
Total assets	$4,142,918	$4,554,511
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$322,623	$545,753
Unsecured term loans, net	248,016	247,800
Unsecured senior notes, net	1,442,922	1,591,164
Accounts payable and accrued expenses	106,546	99,856
Distributions payable	30,036	28,249
Deferred income, gains and rent	30,022	30,413
Acquired lease intangibles, net	19,731	25,655
Liabilities related to assets held for sale	49	2,151
Other liabilities	31,399	31,379
Total liabilities	$2,231,344	$2,602,420
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2016 and 2015	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,140,760 and 174,688,568 issued and outstanding in 2016 and 2015, respectively	1,752	1,747
Additional paid-in-capital	3,258,049	3,252,622
Deferred compensation payable in common shares	13,684	11,918
Common shares in grantor trust, 899,457 in 2016, 745,686 in 2015	(13,684)	(11,918)
Cumulative earnings	551,572	499,086
Accumulated other comprehensive loss	(15,052)	(5,192)
Cumulative distributions	(1,902,076)	(1,814,378)
Total Brandywine Realty Trust's equity	1,894,285	1,933,925
Non-controlling interests	17,289	18,166
Total beneficiaries' equity	$1,911,574	$1,952,091
Total liabilities and beneficiaries' equity	$4,142,918	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Rents	$104,537	$124,263	$318,324	$363,800
Tenant reimbursements	17,324	21,553	53,315	64,006
Termination fees	611	1,097	1,459	2,561
Third party management fees, labor reimbursement and leasing	6,248	4,274	17,691	12,805
Other	974	1,398	2,588	5,467
Total revenue	129,694	152,585	393,377	448,639
Operating expenses
Property operating expenses	37,250	43,894	114,208	133,175
Real estate taxes	11,566	13,119	34,933	37,632
Third party management expenses	2,501	1,605	7,172	4,858
Depreciation and amortization	46,956	58,314	142,736	160,355
General and administrative expenses	5,515	6,127	20,711	21,554
Provision for impairment	-	-	13,069	2,508
Total operating expenses	103,788	123,059	332,829	360,082
Operating income	25,906	29,526	60,548	88,557
Other income (expense)
Interest income	291	126	970	1,189
Tax credit transaction income	-	11,853	-	11,853
Interest expense	(20,814)	(27,900)	(64,334)	(83,971)
Interest expense - amortization of deferred financing costs	(645)	(1,010)	(2,063)	(3,377)
Interest expense - financing obligation	(156)	(296)	(679)	(906)
Equity in loss of Real Estate Ventures	(7,254)	(1,093)	(9,323)	(1,835)
Net gain (loss) on disposition of real estate	(104)	6,083	114,625	16,673
Net gain on sale of undepreciated real estate	188	3,019	188	3,019
Net gain from remeasurement of investments in Real Estate Ventures	-	-	-	758
Net gain on Real Estate Venture transactions	10,472	-	19,529	-
Loss on early extinguishment of debt	-	-	(66,590)	-
Net income	7,884	20,308	52,871	31,960
Net income attributable to non-controlling interests	(58)	(161)	(425)	(221)
Net income attributable to Brandywine Realty Trust	7,826	20,147	52,446	31,739
Distribution to preferred shareholders	(1,725)	(1,725)	(5,175)	(5,175)
Nonforfeitable dividends allocated to unvested restricted shareholders	(79)	(76)	(263)	(253)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$6,022	$18,346	$47,008	$26,311

Basic income per Common Share:
Continuing operations	$0.03	$0.10	$0.27	$0.15

Diluted income per Common Share:
Continuing operations	$0.03	$0.10	$0.27	$0.15

Basic weighted average shares outstanding	175,127,110	178,188,037	174,976,998	179,198,714
Diluted weighted average shares outstanding	176,364,615	178,776,684	176,009,822	179,988,492

Distributions declared per Common Share	$0.16	$0.15	$0.47	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$7,884	$20,308	$52,871	$31,960
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	2,454	(2,922)	(10,764)	(4,091)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	58	818	174
Total comprehensive income (loss)	2,740	(2,864)	(9,946)	(3,917)
Comprehensive income	10,624	17,444	42,925	28,043
Comprehensive income attributable to non-controlling interest	(81)	(136)	(339)	(187)
Comprehensive income attributable to Brandywine Realty Trust	$10,543	$17,308	$42,586	$27,856

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2016

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									52,446			425	52,871
Other comprehensive loss										(9,860)		(86)	(9,946)
Issuance of partnership interest in consolidated real estate venture												73	73
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			405,200		4	4,890			40				4,934
Share Issuance from/(to) Deferred Compensation Plan			(8,311)	153,771		(47)	1,766	(1,766)					(47)
Adjustment to Non-controlling Interest						(290)						290	-
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.47 per share)											(82,523)	(704)	(83,227)
BALANCE, September 30, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,049	$13,684	$(13,684)	$551,572	$(15,052)	$(1,902,076)	$17,289	$1,911,574

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2015

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net income									31,739			221	31,960
Other comprehensive loss										(3,883)		(34)	(3,917)
Repurchase and retirement of Common Shares of Beneficial Interest			(4,701,302)		(47)	(60,770)							(60,817)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(100)							(100)
Share-based compensation activity			509,675	280,011	6	4,036			1				4,043
Share Issuance from/(to) Deferred Compensation Plan			86,723	81,139		(2)	5,699	(5,699)					(2)
Adjustment to Non-controlling Interest						93						(93)	-
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.45 per share)											(80,620)	(691)	(81,311)
BALANCE, September 30, 2015	4,000,000	$40	175,196,703	745,686	$1,752	$3,258,075	$11,918	$(11,918)	$561,227	$(8,490)	$(1,786,374)	$18,927	$2,045,157

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$52,871	$31,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,736	160,355
Amortization of deferred financing costs	2,063	3,377
Amortization of debt discount/(premium), net	1,108	(507)
Amortization of stock compensation costs	3,612	4,312
Shares used for employee taxes upon vesting of share awards	(879)	(2,056)
Straight-line rent income	(22,049)	(17,579)
Amortization of acquired above (below) market leases, net	(5,090)	(5,473)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	573	1,276
Net gain on real estate venture transactions	(19,529)	-
Net gain on sale of interests in real estate	(114,813)	(19,692)
Net gain from remeasurement of investment in real estate ventures	-	(758)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	13,069	2,508
Tax credit transaction income	-	(11,853)
Real Estate Venture loss in excess of distributions	9,945	2,579
Deferred financing obligation	(681)	(906)
Changes in assets and liabilities:
Accounts receivable	4,041	(1,008)
Other assets	(10,332)	(9,511)
Accounts payable and accrued expenses	7,163	13,819
Deferred income, gains and rent	(2,000)	(3,491)
Other liabilities	318	(2,458)
Net cash provided by operating activities	75,349	144,960

Cash flows from investing activities:
Acquisition of properties	(20,406)	(141,303)
Acquisition of property - 1031 exchange funds applied	-	(62,812)
Proceeds from the sale of properties	758,931	152,243
Sale of property - 1031 exchange funds held in escrow	-	62,800
Distribution of sale proceeds from a real estate venture	20,551	-
Issuance of mortgage note receivable	(3,365)	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(37,991)	(56,095)
Capital expenditures for redevelopments	(10,852)	(38,925)
Capital expenditures for developments	(147,831)	(122,380)
Advances for the purchase of tenant assets, net of repayments	275	290
Investment in unconsolidated Real Estate Ventures	(27,174)	(62,868)
Deposits for real estate	(746)	(451)
Escrowed cash	6,993	1,004
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	12,565	7,401
Leasing costs paid	(12,884)	(18,295)
Net cash provided by (used in) investing activities	538,066	(191,391)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	-
Repayments of mortgage notes payable	(302,514)	(10,598)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Repayments of unsecured notes	(149,919)	-
Debt financing costs paid	(477)	(3,229)
Proceeds from the exercise of stock options	1,286	127
Partner contributions to consolidated real estate venture	73	1,025
Repurchase and retirement of common shares	-	(60,817)
Distributions paid to shareholders	(85,702)	(86,255)
Distributions to non-controlling interest	(697)	(692)
Net cash used in financing activities	(451,050)	(160,439)
Increase in cash and cash equivalents	162,365	(206,870)
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of period	$219,059	$50,632

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2016 and 2015 of $10,023 and $8,764, respectively	$64,046	$80,720

Supplemental disclosure of non-cash activity:
Change in real estate investments related to non-cash property acquisition	-	(67,261)

Change in investments in joint venture related to non-cash property acquisition	-	67,261
Dividends and distributions declared but not paid	30,036	28,318
Change in investment in real estate ventures as a result of dispositions	2,023	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in other liabilities from contingent consideration related to a business combination	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)
Change in other liabilities from a deferred payment related to an asset acquisition	-	2,000
Change in operating real estate from a deferred payment related to an asset acquisition	-	(2,000)
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive (a)	44,313	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive (a)	(12,642)	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive (a)	(20,582)	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive (a)	(12,384)	-
Change in capital expenditures financed through accounts payable at period end	(5,012)	(2,472)
Change in capital expenditures financed through retention payable at period end	2,487	6,873

(a) See Note 4, "Investments in Unconsolidated Ventures," for further information.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,686,339	$3,693,000
Accumulated depreciation	(869,836)	(867,035)
Operating real estate investments, net	2,816,503	2,825,965
Construction-in-progress	249,183	268,983
Land held for development	155,297	130,479
Total real estate investments, net	3,220,983	3,225,427
Assets held for sale, net	12,604	584,365
Cash and cash equivalents	219,059	56,694
Accounts receivable, net of allowance of $2,304 and $1,736 in 2016 and 2015, respectively	9,925	17,126
Accrued rent receivable, net of allowance of $13,009 and $14,442 in 2016 and 2015, respectively	145,816	145,092
Investment in Real Estate Ventures, equity method	282,162	241,004
Deferred costs, net of accumulated amortization of $58,769 and $67,899, respectively	92,054	101,419
Intangible assets, net	81,207	111,623
Other assets	79,108	71,761
Total assets	$4,142,918	$4,554,511
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$322,623	$545,753
Unsecured term loans, net	248,016	247,800
Unsecured senior notes, net	1,442,922	1,591,164
Accounts payable and accrued expenses	106,546	99,856
Distributions payable	30,036	28,249
Deferred income, gains and rent	30,022	30,413
Acquired lease intangibles, net	19,731	25,655
Liabilities related to assets held for sale	49	2,151
Other liabilities	31,399	31,379
Total liabilities	$2,231,344	$2,602,420
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 and 1,535,102 issued and outstanding in 2016 and 2015, respectively	23,351	22,114
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2016 and 2015	96,850	96,850
General Partnership Capital 175,140,760 and 174,688,568 units issued and outstanding in 2016 and 2015, respectively	1,804,799	1,836,692
Accumulated other comprehensive loss	(15,543)	(5,597)
Total Brandywine Operating Partnership, L.P.'s equity	1,886,106	1,927,945
Non-controlling interest - consolidated real estate ventures	2,117	2,032
Total partners' equity	$1,888,223	$1,929,977
Total liabilities and partners' equity	$4,142,918	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Rents	$104,537	$124,263	$318,324	$363,800
Tenant reimbursements	17,324	21,553	53,315	64,006
Termination fees	611	1,097	1,459	2,561
Third party management fees, labor reimbursement and leasing	6,248	4,274	17,691	12,805
Other	974	1,398	2,588	5,467
Total revenue	129,694	152,585	393,377	448,639
Operating expenses
Property operating expenses	37,250	43,894	114,208	133,175
Real estate taxes	11,566	13,119	34,933	37,632
Third party management expenses	2,501	1,605	7,172	4,858
Depreciation and amortization	46,956	58,314	142,736	160,355
General and administrative expenses	5,515	6,127	20,711	21,554
Provision for impairment	-	-	13,069	2,508
Total operating expenses	103,788	123,059	332,829	360,082
Operating income	25,906	29,526	60,548	88,557
Other income (expense)
Interest income	291	126	970	1,189
Tax credit transaction income	-	11,853	-	11,853
Interest expense	(20,814)	(27,900)	(64,334)	(83,971)
Interest expense - amortization of deferred financing costs	(645)	(1,010)	(2,063)	(3,377)
Interest expense - financing obligation	(156)	(296)	(679)	(906)
Equity in loss of Real Estate Ventures	(7,254)	(1,093)	(9,323)	(1,835)
Net gain (loss) on disposition of real estate	(104)	6,083	114,625	16,673
Net gain on sale of undepreciated real estate	188	3,019	188	3,019
Net gain from remeasurement of investments in Real Estate Ventures	-	-	-	758
Net gain on Real Estate Venture transactions	10,472	-	19,529	-
Loss on early extinguishment of debt	-	-	(66,590)	-
Net income	7,884	20,308	52,871	31,960
Net (income) loss from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(6)	(1)	(12)	4
Net income attributable to Brandywine Operating Partnership	7,878	20,307	52,859	31,964
Distribution to preferred unitholders	(1,725)	(1,725)	(5,175)	(5,175)
Amounts allocated to unvested restricted unitholders	(79)	(76)	(263)	(253)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,074	$18,506	$47,421	$26,536

Basic income per Common Partnership Unit:
Continuing operations	$0.03	$0.10	$0.27	$0.15

Diluted income per Common Partnership Unit:
Continuing operations	$0.03	$0.10	$0.27	$0.15

Basic weighted average common partnership units outstanding	176,606,909	179,723,139	176,491,311	180,733,816
Diluted weighted average common partnership units outstanding	177,844,414	180,311,786	177,524,135	181,523,594

Distributions declared per Common Partnership Unit	$0.16	$0.15	$0.47	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$7,884	$20,308	$52,871	$31,960
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	2,454	(2,922)	(10,764)	(4,091)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	286	58	818	174
Total comprehensive income (loss)	2,740	(2,864)	(9,946)	(3,917)
Comprehensive income	10,624	17,444	42,925	28,043
Comprehensive income attributable to non-controlling interest - consolidated real estate ventures	(6)	-	(12)	-
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$10,618	$17,444	$42,913	$28,043
(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the nine-month period ended September 30, 2016

(unaudited, in thousands, except number of shares)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977
Net income				52,859		12	52,871
Other comprehensive loss					(9,946)		(9,946)
Deferred compensation obligation			(8,311)	(47)			(47)
Issuance of partnership interest in consolidated real estate venture						73	73
Conversion of LP Units to Common shares			55,303	875			875
Share-based compensation activity			405,200	4,929			4,929
Adjustment of redeemable partnership units to liquidation value at period end				(1,935)			(1,935)
Redemption value of limited partnership units				(875)			(875)
Distributions to Preferred Mirror Units				(5,175)			(5,175)
Distributions to general partnership unitholders ($0.47 per unit)				(82,524)			(82,524)
BALANCE, September 30, 2016	4,000,000	$96,850	175,140,760	$1,804,799	$(15,543)	$2,117	$1,888,223

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the nine-month period ended September 30, 2015

(unaudited, in thousands, except number of shares)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2014	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755
Net income				31,964		(4)	31,960
Other comprehensive loss					(3,917)		(3,917)
Deferred compensation obligation			86,723	(2)			(2)
Repurchase and retirement of LP Units			(4,701,302)	(60,817)			(60,817)
Issuance of partnership interest in consolidated real estate venture						1,025	1,025
Bonus share issuance			8,447	125			125
Equity issuance costs				(100)			(100)
Share-based compensation activity			509,675	4,042			4,042
Adjustment of redeemable partnership units to liquidation value at period end				1,634			1,634
Distributions to Preferred Mirror Units				(5,175)			(5,175)
Distributions to general partnership unitholders ($0.45 per unit)				(80,620)			(80,620)
BALANCE, September 30, 2015	4,000,000	$96,850	175,196,703	$1,932,953	$(8,924)	$2,031	$2,022,910

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$52,871	$31,960
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,736	160,355
Amortization of deferred financing costs	2,063	3,377
Amortization of debt discount/(premium), net	1,108	(507)
Amortization of stock compensation costs	3,612	4,312
Shares used for employee taxes upon vesting of share awards	(879)	(2,056)
Straight-line rent income	(22,049)	(17,579)
Amortization of acquired above (below) market leases, net	(5,090)	(5,473)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	573	1,276
Net gain on real estate venture transactions	(19,529)	-
Net gain on sale of interests in real estate	(114,813)	(19,692)
Net gain from remeasurement of investment in real estate ventures	-	(758)
Loss on early extinguishment of debt - deferred financing costs	13,157	-
Provision for impairment	13,069	2,508
Tax credit transaction income	-	(11,853)
Real Estate Venture loss in excess of distributions	9,945	2,579
Deferred financing obligation	(681)	(906)
Changes in assets and liabilities:
Accounts receivable	4,041	(1,008)
Other assets	(10,332)	(9,511)
Accounts payable and accrued expenses	7,163	13,819
Deferred income, gains and rent	(2,000)	(3,491)
Other liabilities	318	(2,458)
Net cash provided by operating activities	75,349	144,960

Cash flows from investing activities:
Acquisition of properties	(20,406)	(141,303)
Acquisition of property - 1031 exchange funds applied	-	(62,812)
Proceeds from the sale of properties	758,931	152,243
Sale of property - 1031 exchange funds held in escrow	-	62,800
Distribution of sale proceeds from a real estate venture	20,551	-
Issuance of mortgage note receivable	(3,365)	-
Proceeds from repayment of mortgage notes receivable	-	88,000
Capital expenditures for tenant improvements	(37,991)	(56,095)
Capital expenditures for redevelopments	(10,852)	(38,925)
Capital expenditures for developments	(147,831)	(122,380)
Advances for the purchase of tenant assets, net of repayments	275	290
Investment in unconsolidated Real Estate Ventures	(27,174)	(62,868)
Deposits for real estate	(746)	(451)
Escrowed cash	6,993	1,004
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	12,565	7,401
Leasing costs paid	(12,884)	(18,295)
Net cash provided by (used in) investing activities	538,066	(191,391)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	-
Repayments of mortgage notes payable	(302,514)	(10,598)
Proceeds from credit facility borrowings	195,000	-
Repayments of credit facility borrowings	(195,000)	-
Repayments of unsecured notes	(149,919)	-
Debt financing costs paid	(477)	(3,229)
Proceeds from the exercise of stock options	1,286	127
Partner contributions to consolidated real estate venture	73	1,025
Repurchase and retirement of common shares	-	(60,817)
Distributions paid to preferred and common partnership units	(86,399)	(86,947)
Net cash used in financing activities	(451,050)	(160,439)
Increase in cash and cash equivalents	162,365	(206,870)
Cash and cash equivalents at beginning of year	56,694	257,502
Cash and cash equivalents at end of period	$219,059	$50,632

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2016 and 2015 of $10,023 and $8,764, respectively	$64,046	$80,720

Supplemental disclosure of non-cash activity:
Change in real estate investments related to non-cash property acquisition	-	(67,261)
Change in investments in joint venture related to non-cash property acquisition	-	67,261

Dividends and distributions declared but not paid	30,036	28,318
Change in investment in real estate ventures as a result of dispositions	2,023	-
Change in investment in real estate ventures related to non-cash disposition of property	25,165	-
Change in other liabilities from contingent consideration related to a business combination	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)
Change in other liabilities from a deferred payment related to an asset acquisition	-	2,000
Change in operating real estate from a deferred payment related to an asset acquisition	-	(2,000)
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive (a)	44,313	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive (a)	(12,642)	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive (a)	(20,582)	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive (a)	(12,384)	-
Change in capital expenditures financed through accounts payable at period end	(5,012)	(2,472)
Change in capital expenditures financed through retention payable at period end	2,487	6,873

(a) See Note 4, "Investments in Unconsolidated Ventures," for further information.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2016, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of September 30, 2016, the Company owned 117 properties that contain an aggregate of approximately 17.8 million net rentable square feet and consist of 99 office properties, seven mixed-use properties, one retail property (107 properties, collectively the “Core Properties”), four development properties, two redevelopment properties and four properties classified as held for sale (collectively, the “Properties”).  In addition, as of September 30, 2016, the Company owned economic interests in 14 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), of which seven own properties that contain approximately 8.0 million net rentable square feet of office space; two own 4.3 acres of undeveloped parcels of land; two own 1.4 acres of land under active development; two own residential towers that contain 345 and 321 apartment units, respectively, and one owns an apartment complex that contains 398 units.  As of September 30, 2016, the Company also owned 317 acres of undeveloped land and held options to purchase parcels containing approximately 60 additional acres of undeveloped land.  As of September 30, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 12.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that the Company owns, as of September 30, 2016, the Company was managing approximately 10.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation on February 4, 2016 (See Note 4, “Investment in Unconsolidated Real Estate Ventures”), the Company’s consolidated portfolio included 20 industrial properties. As of September 30, 2016, the Company held four remaining industrial properties in Core Properties, which the Company reclassified as mixed-use.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 28.7 million net rentable square feet, of which approximately 17.8 million net rentable square feet related to Properties owned by the Company and approximately 10.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2016, the results of its operations for the three and nine-month periods ended September 30, 2016 and 2015 and its cash flows for the nine-month periods ended September 30, 2016 and 2015 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2015 Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is in the process of determining the impact, if any, that the adoption will have on its consolidated financial statements.

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

In May 2016, the FASB issued guidance amending the revenue from contracts with customers standard issued in May 2014 (and not yet effective). The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Joint Transition Resource Group, and provide additional practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts at transition. In accordance with the FASB election to defer the effective date of the revenue recognition standard by one year, reporting entities may choose to adopt the standard as of its original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

In August 2014, the FASB issued guidance regarding an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

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

3. REAL ESTATE INVESTMENTS

As of September 30, 2016 and December 31, 2015, the gross carrying value of the Properties were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Land	$488,580	$513,268
Building and improvements	2,561,976	2,719,780
Tenant improvements	635,783	459,952
Operating properties	3,686,339	3,693,000
Assets held for sale - real estate investments	16,916	794,588
Total	$3,703,255	$4,487,588

Acquisitions

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. The Company accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on its consolidated balance sheet. The acquisition was funded with $20.4 million of available corporate funds, net of prorations and other adjustments. The Company is currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of September 30, 2016, the land under agreement of sale did not meet the criteria to be classified as held for sale due to the Company’s continuing involvement through a completion guaranty, which requires the Company, as developer, to complete infrastructure improvements on behalf of the buyers of the land parcels.

Dispositions

The Company sold the following office properties during the nine-month period ended September 30, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	$9,500	$9,241	$(18)	(b)
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828
February 4, 2016	Och-Ziff Portfolio	Various (d)	58	3,924,783	398,100	353,971	(372)	(e)
Total Dispositions			63	5,082,963	$807,200	$757,785	$114,601
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

As of June 30, 2016, the Company determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, the Company recognized a provision for impairment totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the purchase and sale agreement. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the inputs utilized to determine fair value for this property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.” The loss on sale represents additional closing costs recognized at settlement.

(c)

During the three-month period ended March 31, 2016, the Company recognized a provision for impairment totaling approximately $7.4 million on the properties. See “Held for Use Impairment” section below. The loss on sale primarily relates to additional closing costs recognized at settlement.

(d)

Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties disposed of in the transactions with Och-Ziff Capital Management Group LLC. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further details of the transactions.

(e)

During the three-month period ended December 31, 2015, the Company recognized a provision for impairment totaling approximately $45.4 million. The loss on sale represents additional closing costs recognized at settlement.

On August 19, 2016, the Company sold two acres of undeveloped land located in Mt. Laurel, New Jersey for a sales price of $0.3 million. The Company received proceeds of $0.3 million at closing and recognized a $0.2 million gain on the sale.

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

The sales of the office properties and land referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairment

During the three-month period ended September 30, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairment charges were identified.

During the three-month period ended June 30, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, it was determined that due to the reduction in management’s intended hold period of a property located in the Metropolitan D.C. segment, the Company would not recover the carrying value of that property. Accordingly, the Company recorded an impairment charge on the property of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rate and discount rate of 7.75% and 8.25%, respectively. The results were compared to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

During the three-month period ended March 31, 2016, the Company evaluated the recoverability of the carrying value of the properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, it was determined that due to a reduction in management’s intended hold period, the Company would not recover the carrying value of two properties located in its Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2016
	620, 640 and 660 Allendale Road	Oakland Lot B	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$12,550	$4,366	$16,916
Accumulated depreciation	(4,520)	(4)	(4,524)
Operating real estate investments, net	8,030	4,362	12,392
Construction-in-progress	212	-	212
Total real estate investments, net	8,242	4,362	12,604
Other assets	-	-	-
Total assets held for sale, net	$8,242	$4,362	$12,604

LIABILITIES HELD FOR SALE
Other liabilities	$49	$-	$49
Total liabilities held for sale	$49	$-	$49

As the fair value less anticipated costs to sell exceeded the carrying value for each of the properties included in the above table no impairment loss was recorded. The fair value measurements are based on pricing in the purchase and sale agreements for each of the properties. As the pricing in the purchase and sales agreements are unobservable, the Company determined that the input utilized to determine fair value for these properties falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

The sales of the office properties and land referenced above as held for sale do not represent a strategic shift that has a major effect on the Company's operations and financial results. The operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2016, the Company held ownership interests in 14 unconsolidated Real Estate Ventures for an aggregate investment balance of $282.2 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of September 30, 2016, seven of the real estate ventures owned properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two real estate ventures owned 4.3 acres of undeveloped parcels of land; two real estate ventures owned 1.4 acres of land under active development; two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively, and one real estate venture owned an apartment complex that contains 398 units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $6.2 million and $17.7 million for the three- and nine-month periods ended September 30, 2016 and $4.3 million and $12.8 million for the three- and nine-month periods ended September 30, 2015, respectively. The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.1 million and $1.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Net property	$1,463,500	$1,258,999
Other assets	270,892	158,672
Other liabilities	124,949	69,028
Debt, net	1,007,062	794,571
Equity	602,381	554,072

Company’s share of equity (Company’s basis) (a) (b)	$282,162	$241,004

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

(b)

Does not include the negative investment balance in one real estate venture totaling $1.1 million as of December 31, 2015, which is included in other liabilities. There is no negative investment balance as of September 30, 2016 because the Company sold its entire remaining 50% interest in the applicable real estate venture (See “Coppell Associates” section below) during the three month period ended March 31, 2016.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during the three- and nine-months periods ended September 30, 2016 and 2015 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2016	2015	2016	2015
Revenue	$57,710	$37,076	$157,641	$126,424
Operating expenses	(27,592)	(16,917)	(81,347)	(54,581)
Provision for impairment (a)	(10,476)	-	(10,476)	-
Interest expense, net	(12,102)	(7,936)	(32,019)	(27,918)
Depreciation and amortization	(22,722)	(15,681)	(63,125)	(52,218)
Net loss (b)	$(15,182)	$(3,458)	$(29,326)	$(8,293)

Equity in loss of Real Estate Ventures	$(7,254)	$(1,093)	$(9,323)	$(1,835)

(a)   During the period ended September 30, 2016, Brandywine-AI Venture LLC recorded a property level impairment charge of $10.4 million. See additional details in the “Station Square Impairment” disclosure below.

(b)	The nine-month period ended September 30, 2016 amount includes $7.1 million of acquisition deal costs related to the formation of the MAP Venture during the three-month period ended March 31, 2016.

Brandywine AI Venture: 3141 Fairview Park Drive

On December 20, 2011, the Company formed a real estate venture, Brandywine - AI Venture LLC, (the "Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. The Company and Current Creek each own a 50% interest in the Venture. The Venture owned three office properties, which the Company contributed to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland.

The Company maintained a regional management and leasing office at 3141 Fairview Park Drive. Consistent with the other four properties in the Venture, financial control was shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease maintained by the Company at 3141 Fairview Park Drive resulted in the Company having continuing involvement that required 3141 Fairview Park Drive and its related operations to be consolidated by the Company under the financing method of accounting for sales of real estate. At formation, the Company concluded under ASC 810, Consolidations that it was appropriate to deconsolidate the remaining two properties and account for them under the equity method of accounting.

On August 31, 2016, the Company terminated its lease for the regional management and leasing office at 3141 Fairview Park Drive. Accordingly, the Company no longer has any continuing involvement with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result of the sale accounting, the Company deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from its consolidated balance sheet and recorded a $12.6 million equity method investment. Upon recognizing the sale, there was no gain or loss, as 3141 Fairview Park Drive was impaired to its fair value during the second quarter of 2016.

On September 30, 2016, the Company funded a capital call totaling $10.3 million to the Venture for its share of the mortgage debt on 3141 Fairview Park Drive. Subsequently, the Venture funded $20.6 million for the repayment of its mortgage debt.

The Company determined that the partial sale recognition does not have an impact on the accounting standard for VIE’s because the underlying real estate venture agreements are unchanged. The Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company continues to use the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Venture.  Based upon each member’s substantive participating rights over the activities of the Venture under its operating and related agreements, it is not consolidated by the Company, and is accounted for under the equity method of accounting.

Brandywine AI Venture: Station Square Impairment

On July, 10, 2012, Brandywine – AI Venture (the “Venture”), an unconsolidated real estate venture which the Company owns a 50% interest, acquired a three building office portfolio totaling 497,896 net rentable square feet in Silver Spring, Maryland (“Station Square”) valued at $120.6 million. During the period ended September 30, 2016, the Venture recorded a $10.4 million held for use impairment charge related to Station Square, which is included in the Company’s Metropolitan D.C. segment. The Company's share of this impairment charge was $5.2 million and is reflected in equity in loss of unconsolidated real estate ventures for the period ended September 30, 2016.  The fair value of the Station Square properties was primarily determined based on offers received for the properties. The remaining properties in the real estate venture were evaluated for impairment, and based on an undiscounted cash flow analysis, identified no additional other than temporary impairment.

All of the inputs used to determine the above-mentioned impairment charges are categorized Level 3, as previously defined.

The Company evaluated for other than temporary impairment in its investment in the Venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment in the Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the three properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of the Company’s proportionate share of the impairment charge through equity in loss of Real Estate Ventures, the Company evaluated the fair value of the investment in the Venture through a hypothetical liquidation at book value method.  No other than temporary impairment was identified.

PJP V

On September 22, 2016, the real estate venture known as PJV V sold its office property, comprised of 73,997 square feet, located in Charlottesville, Virginia. Also on September 22, 2016, using proceeds from the sale, the Company liquidated its entire 25% interest in the real estate venture for $3.4 million, net of closing costs. The carrying amount of the Company’s investment was $0.2 million at the time of sale, resulting in a recognized gain of $3.2 million related to the disposition.

Invesco Venture

On August 19, 2016, the Company assigned its residual profits interest in an unconsolidated real estate venture known as Invesco, L.P. to the general partner of Invesco L.P., an unaffiliated third party, for $7.0 million. At the time of sale, the Company’s investment basis in Invesco, L.P. was zero and the Company held no other ownership interest. As a result, the Company recorded the entire amount of the proceeds received as a gain on sale of unconsolidated real estate ventures in its consolidated statement of operations.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, the Company owned a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, pro-ration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. The Company recorded $3.2 million for its proportionate share of the Venture’s gain which is reflected in “Gain on Real Estate Venture transactions” on the accompanying consolidated statement of operations. The proceeds from the sale, along with $0.2 million of working capital, were distributed to the Company during the third quarter of 2016.

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

On June 10, 2016, evo at Cira refinanced its $97.8 million construction facility maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criteria relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, evo at Cira distributed $6.3 million to the Company.

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

MAP Venture

On February 4, 2016, Brandywine Operating Partnership, L.P., together with subsidiaries of the Operating Partnership, entered into a series of related transactions (the “Och-Ziff Sale”) with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition by the Company of 58 office properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia. The related transactions involved: (i) the sale by the Company to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of the Company’s fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; (ii) the Company’s formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease

Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) the Company’s sale to MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) the retention of a 50% non-controlling equity interest in the MAP Venture.

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

Guarantees

As of September 30, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (ii) a joint several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

5. INTANGIBLE ASSETS AND LIABILITIES

As of September 30, 2016 and December 31, 2015, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$143,856	$(68,400)	$75,456
Tenant relationship value	14,135	(10,938)	3,197
Above market leases acquired	4,718	(2,164)	2,554
Total intangible assets, net	$162,709	$(81,502)	$81,207

Acquired lease intangibles, net:
Below market leases acquired	$37,731	$(18,000)	$19,731

	December 31, 2015
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$161,276	$(57,063)	$104,213
Tenant relationship value	20,117	(15,580)	4,537
Above market leases acquired	5,333	(1,879)	3,454
	186,726	(74,522)	112,204
Assets held for sale	(2,854)	2,273	(581)
Total intangible assets, net	$183,872	$(72,249)	$111,623

Acquired lease intangibles, net:
Below market leases acquired	$50,025	$(24,178)	$25,847
Assets held for sale	(1,069)	877	(192)
Total acquired lease intangibles, net	$48,956	$(23,301)	$25,655

As of September 30, 2016, the Company’s annual amortization for its intangible assets/liabilities were as follows (in thousands, and assuming no prospective early lease terminations):

	Assets	Liabilities
2016 (three months remaining)	$7,113	$1,613
2017	19,658	3,323
2018	11,753	2,196
2019	10,542	1,885
2020	8,456	1,337
Thereafter	23,685	9,377
Total	$81,207	$19,731

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

3141 Fairview Park Drive (a)	$-	$20,838	4.25%		Jan 2017
Two Logan Square	86,395	86,886	3.98%	(b)	May 2020
One Commerce Square	127,847	130,000	3.64%		Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(c)	Apr 2023
IRS Philadelphia Campus (d)	-	177,425	7.00%		Sep 2030
Cira South Garage (d)	-	35,546	7.12%		Sep 2030
Principal balance outstanding	326,242	562,695
Plus: fair market value premium (discount), net	(2,870)	(3,198)
Less: deferred financing costs	(749)	(13,744)
Mortgage indebtedness	$322,623	$545,753

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$250.0M 6.00% Guaranteed Notes due 2016 (e)	-	149,919	5.95%		Apr 2016
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,703,610	1,853,529
Plus: original issue premium (discount), net	(4,932)	(5,714)
Less: deferred financing costs	(7,740)	(8,851)
Total unsecured indebtedness	$1,690,938	$1,838,964
Total Debt Obligations	$2,013,561	$2,384,717
(a)

On August 31, 2016, the Company deconsolidated 3141 Fairview Park Drive and began accounting for it under the equity method of accounting as part of Brandywine - AI Venture LLC, an unconsolidated real estate venture in which the Company holds a 50% interest. At December 31, 2015, this balance represented the full debt amount of the property, as it was consolidated at that time. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further details.

(b)

On April 7, 2016, the Company closed on an $86.9 million first mortgage financing on Two Logan Square, a 708,844-square foot office property located in Philadelphia, Pennsylvania. Proceeds of the loan were used to repay, without penalty, the $86.6 million principal balance of the former Two Logan Square first mortgage loan, which had a 7.57% effective interest rate.

(c)

This loan was assumed upon acquisition of Two Commerce Square on December 19, 2013. The interest rate reflects the market rate at the time of acquisition. A default under this loan will also constitute a default under the loan outstanding on One Commerce Square, and a default under the One Commerce Square loan will also constitute a default under this loan. This loan is also secured by a lien on One Commerce Square and the lien on Two Commerce Square.

(d)

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

(e)	On April 1, 2016, the entire principal balance of the 2016 6.00% Guaranteed Unsecured Notes was repaid upon maturity. Available cash balances were used to fund the repayment of the unsecured notes.

As of September 30, 2016, and December 31, 2015, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.03% and 5.72%, respectively. As of September 30, 2016 and December 31, 2015, the net carrying value of the Company’s Properties that are encumbered by mortgage indebtedness was $326.2 million and $562.7 million, respectively.

On May 15, 2015, the Company closed on a new four-year unsecured revolving credit facility that provides for borrowings of up to $600.0 million. The Company had no borrowings under its unsecured revolving credit facility as of and during the three-month period ended September 30, 2016.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of September 30, 2016. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2016 and December 31, 2015, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2016 and December 31, 2015 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,364,312	$1,415,520	$1,512,554	$1,529,346
Variable rate debt	$326,626	$305,301	$326,410	$305,522
Mortgage notes payable	$322,623	$339,471	$545,753	$597,377
Note receivable (a)	$3,365	$3,365	$-	$-

(a)

A note receivable is included in other assets on the Company’s consolidated balance sheet. The note was given to an unaffiliated third party to facilitate their acquisition and development of an industrial facility located in Pennsauken, New Jersey. The loan matures three years after the payment commencement date, which is 90 days after substantial completion of the development, and bears interest at 6.3% during year one, 7.0% during year two and 8.0% during year three. The Company evaluated its investment in the note receivable under ASC 310, Receivables and determined that the loan was provided at market terms and the Company does not participate in the residual profit of the unaffiliated third party. Accordingly, the investment was appropriately classified on the Company’s balance sheet as a note receivable. As the note was originated during the third quarter of 2016, the fair value approximates the carrying value. The inputs to originate the loan are unobservable and, as a result, are categorized as Level 3.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of September 30, 2016 and December 31, 2015.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

The inputs utilized to determine the fair value of the Company’s mortgage notes payable and variable rate debt are categorized as Level 3.  The fair value of the variable rate debt was estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities, as applicable.  The fair value of the mortgage debt was determined by discounting the future contractual interest and principal payments by a blended market rate for loans with similar terms, maturities and loan-to-value. These inputs have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable inputs.

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used as to calculate fair value as of September 30, 2016 and December 31, 2015 was 4.494% and 4.550%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2016, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company as of September 30, 2016 and December 31, 2015 was $15.2 million and $16.1 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of September 30, 2016 and December 31, 2015, respectively, was approximately $23.1 million and $21.0 million.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2016 and December 31, 2015. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2016	12/31/2015				9/30/2016	12/31/2015
(Liabilities) / Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$(8,122)	$1,884
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(1,058)	(531)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(663)	(388)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(156)	(201)
				$328,610	$328,610
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them gross in the consolidated balance sheet in other assets or other liabilities.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$7,884	$7,884	$20,308	$20,308
Net income from continuing operations attributable to non-controlling interests	(58)	(58)	(161)	(161)
Nonforfeitable dividends allocated to unvested restricted shareholders	(79)	(79)	(76)	(76)
Preferred share dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to common shareholders	$6,022	$6,022	$18,346	$18,346
Denominator
Weighted-average shares outstanding	175,127,110	175,127,110	178,188,037	178,188,037
Contingent securities/Share based compensation	-	1,237,505	-	588,647
Weighted-average shares outstanding	175,127,110	176,364,615	178,188,037	178,776,684
Earnings per Common Share:
Net income attributable to common shareholders	$0.03	$0.03	$0.10	$0.10

	Nine-month periods ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$52,871	$52,871	$31,960	$31,960
Net income from continuing operations attributable to non-controlling interests	(425)	(425)	(221)	(221)
Nonforfeitable dividends allocated to unvested restricted shareholders	(263)	(263)	(253)	(253)
Preferred share dividends	(5,175)	(5,175)	(5,175)	(5,175)
Net income attributable to common shareholders	$47,008	$47,008	$26,311	$26,311
Denominator
Weighted-average shares outstanding	174,976,998	174,976,998	179,198,714	179,198,714
Contingent securities/Share based compensation	-	1,032,824	-	789,778
Weighted-average shares outstanding	174,976,998	176,009,822	179,198,714	179,988,492
Earnings per Common Share:
Net income attributable to common shareholders	$0.27	$0.27	$0.15	$0.15

Redeemable common limited partnership units totaling 1,479,799 at September 30, 2016 and 1,535,102 at September 30, 2015, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and nine-month periods ended September 30, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On September 13, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.3 million, which was paid on October 19, 2016 to shareholders of record as of October 5, 2016. In addition, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of September 30, 2016. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on October 17, 2016 to holders of Series E Preferred Shares totaled $1.7 million.

On November 5, 2013, the Parent Company commenced a continuous equity offering program (the “Offering Program”), under which it may sell, in at-the-market offerings, up to an aggregate amount of 16,000,000 common shares until November 5, 2016. From inception of the Offering Program through September 30, 2016, the Parent Company did not sell any shares under the program.

Common Share Repurchases

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under our line of credit. As of September 30, 2016, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the nine months ended September 30, 2016. There were 4,701,302 common shares repurchased and retired at an average purchase price of $12.92 per share totaling $60.8 million during the nine months ended September 30, 2015.

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

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$7,884	$7,884	$20,308	$20,308
Nonforfeitable dividends allocated to unvested restricted unitholders	(79)	(79)	(76)	(76)
Preferred unit dividends	(1,725)	(1,725)	(1,725)	(1,725)
Net income attributable to non-controlling interests	(6)	(6)	(1)	(1)
Net income attributable to common unitholders	$6,074	$6,074	$18,506	$18,506
Denominator
Weighted-average units outstanding	176,606,909	176,606,909	179,723,139	179,723,139
Contingent securities/Share based compensation	-	1,237,505	-	588,647
Total weighted-average units outstanding	176,606,909	177,844,414	179,723,139	180,311,786
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.03	$0.03	$0.10	$0.10

	Nine-month periods ended September 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$52,871	$52,871	$31,960	$31,960
Nonforfeitable dividends allocated to unvested restricted unitholders	(263)	(263)	(253)	(253)
Preferred unit dividends	(5,175)	(5,175)	(5,175)	(5,175)
Net (income) loss attributable to non-controlling interests	(12)	(12)	4	4
Net income attributable to common unitholders	$47,421	$47,421	$26,536	$26,536
Denominator
Weighted-average units outstanding	176,491,311	176,491,311	180,733,816	180,733,816
Contingent securities/Share based compensation	-	1,032,824	-	789,778
Total weighted-average units outstanding	176,491,311	177,524,135	180,733,816	181,523,594
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.27	$0.27	$0.15	$0.15

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine- month periods ended September 30, 2016 and 2015, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On September 13, 2016, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.3 million, which was paid on October 19, 2016 to unitholders of record as of October 5, 2016. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on October 17, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.

12. SEGMENT INFORMATION

During the year ended December 31, 2015, the Company managed its portfolio within seven segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (CBD), (3) Metropolitan Washington, D.C., (4) New Jersey/Delaware, (5) Richmond, Virginia, (6) Austin, Texas and (7) California. As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company narrowed its segments to five segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas and (5) Other. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och-Ziff Sale, the segments previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, properties in New Castle County in the state of Delaware, and properties in the City of Oakland and City of Concord in California. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2016	December 31, 2015
Philadelphia CBD (a)	$1,321,079	$1,157,667
Pennsylvania Suburbs	1,011,490	1,019,280
Metropolitan Washington, D.C. (b)	999,549	1,129,206
Austin, Texas (c)	146,794	164,518
Other (d), (e)	207,427	222,329
	$3,686,339	$3,693,000
Assets held for sale (f), (g)	16,916	794,588
Operating Properties	$3,703,255	$4,487,588

Corporate
Construction-in-progress	$249,183	$268,983
Land held for development	$155,297	$130,479

(a)

The increase primarily relates to the office component of the FMC Tower at Cira Centre South being placed into service during the second quarter of 2016. See Note 3, "Real Estate Investments," for further information.

(b)	The decrease primarily relates to the sale of Herndon Metro Plaza I & II. See Note 3, "Real Estate Investments," for further information.
(c)	The decrease primarily relates to a building from the Broadmoor Austin portfolio being placed into redevelopment during the three-month period ended June 30, 2016.
(d)

The decrease primarily relates to the sale of the office property at 1120 Executive Boulevard in Mount Laurel, New Jersey and the held for sale classification of Oakland Lot B in Oakland, California. See Note 3, "Real Estate Investments," for further information.

(e)

As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company narrowed its segments to five segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. and (4) Austin, Texas and (5) Other. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. Subsequent to the Och-Ziff Sale, the segments previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. Accordingly, the chief operating decision maker revised the management structure, reallocated resources, and is assessing business operations of the five segments as of January 1, 2016.

(f)

As of December 31, 2015, the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”) was classified as held for sale on the consolidated balance sheets. The Company disposed of its interests in the property on February 5, 2016. See Note 3, "Real Estate Investments," for further information.

(g)

As of December 31, 2015, the 58 properties associated with the series of related transactions with Och-Ziff Real Estate were classified as held for sale on the consolidated balance sheets. On February 4, 2016, the Company completed a series of transactions, resulting in the disposition of the properties. See Note 3, “Real Estate Investments,” for further information regarding the disposition. Additionally, as of September 30, 2016, the Company categorized three office properties located on Allendale Road in King of Prussia, Pennsylvania and one property located in Oakland, California known as Oakland Lot B as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

Net operating income (in thousands):

	Three-month periods ended
	September 30,
	2016			2015
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$50,744	$(19,071)	$31,673	$52,203	$(18,750)	$33,453
Pennsylvania Suburbs	35,763	(11,247)	24,516	39,507	(14,004)	25,503
Metropolitan Washington, D.C.	24,251	(9,900)	14,351	27,587	(10,792)	16,795
Austin, Texas (b)	8,726	(3,523)	5,203	8,533	(2,625)	5,908
Other (c)	8,526	(4,837)	3,689	24,275	(12,061)	12,214
Corporate (d)	1,684	(2,739)	(1,055)	480	(386)	94
Operating Properties	$129,694	$(51,317)	$78,377	$152,585	$(58,618)	$93,967

	Nine-month periods ended
	September 30,
	2016			2015
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$148,496	$(58,102)	$90,394	$157,595	$(56,587)	$101,008
Pennsylvania Suburbs	107,971	(36,982)	70,989	118,407	(41,286)	77,121
Metropolitan Washington, D.C.	76,881	(29,567)	47,314	81,947	(33,197)	48,750
Austin, Texas (b)	25,123	(9,689)	15,434	11,999	(4,993)	7,006
Other (c)	30,328	(17,513)	12,815	76,129	(38,238)	37,891
Corporate (d)	4,578	(4,460)	118	2,562	(1,364)	1,198
Operating Properties	$393,377	$(156,313)	$237,064	$448,639	$(175,665)	$272,974

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at June 30, 2016. In addition, net operating income for the three and nine months ended September 30, 2016 and 2015 includes management fees and related expenses for services provided by the Company to the Austin Venture.

(c)	See footnote (e) to the “Real estate investments, at cost” table above for further information regarding this segment.
(d)	Increase in revenue and operating expenses primarily relates to the third party management operations of the Subaru Headquarters Development and third party management of the MAP Venture.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended September 30,		Nine-month periods ended September 30,
	September 30, 2016	December 31, 2015	2016	2015	2016	2015
Philadelphia CBD (a)	$48,904	$44,089	$(453)	$(186)	$(473)	$(636)
Pennsylvania Suburbs	15,025	16,408	(170)	(120)	410	(142)
Metropolitan Washington, D.C. (b)	140,219	118,422	(5,287)	(343)	(6,068)	(572)
MAP Venture (c)	22,503	-	(1,010)	-	(2,608)	-
Other (d)	1,554	1,657	227	173	715	669
Austin, Texas (e)	53,957	60,428	(561)	(617)	(1,299)	(1,154)
Total	$282,162	$241,004	$(7,254)	$(1,093)	$(9,323)	$(1,835)

(a)	Net increase of investment of $4.8 million primary relates to the evo at Cira real estate venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(b)

On August 31, 2016, the Company terminated its lease for the regional management and leasing office at 3141 Fairview Park Drive, located in Falls Church, Virginia. Accordingly, the Company no longer has any continuing involvement with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result, the Company deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from its consolidated balance sheet and recorded a $12.6 million equity method investment to the Company’s Brandywine - AI Venture LLC, in which the Company owns a 50% interest. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for details.

(c)

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

(d)	See footnote (e) to the “Real estate investments, at cost” table above for further information regarding this segment.
(e)

Investment in real estate ventures does not include the $1.1 million negative investment balance in one real estate venture as of December 31, 2015, which is included in other liabilities. The Company disposed of its interest in this venture during the three-month period ended March 31, 2016. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The decrease to our investment balance primarily relates to distributions from the G&I VII Austin Office LLC real estate venture.

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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2016	2015	2016	2015

Consolidated net operating income	$78,377	$93,967	$237,064	$272,974
Less:
Interest expense	(20,814)	(27,900)	(64,334)	(83,971)
Interest expense - amortization of deferred financing costs	(645)	(1,010)	(2,063)	(3,377)
Interest expense - financing obligation	(156)	(296)	(679)	(906)
Depreciation and amortization	(46,956)	(58,314)	(142,736)	(160,355)
General and administrative expenses	(5,515)	(6,127)	(20,711)	(21,554)
Equity in loss of real estate ventures	(7,254)	(1,093)	(9,323)	(1,835)
Provision for impairment	-	-	(13,069)	(2,508)
Loss on early extinguishment of debt	-	-	(66,590)	-
Plus:
Interest income	291	126	970	1,189
Tax credit transaction income	-	11,853	-	11,853
Net gain (loss) on disposition of real estate	(104)	6,083	114,625	16,673
Net gain on sale of undepreciated real estate	188	3,019	188	3,019
Net gain from remeasurement of investment in a real estate venture	-	-	-	758
Net gain on Real Estate Venture transactions	10,472	-	19,529	-
Net income	$7,884	$20,308	$52,871	$31,960

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There is an associated $10.0 million letter of credit for a mortgage lender at September 30, 2016.  Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 5 to 73 years. Minimum future rental payments on non-cancelable leases at September 30, 2016 are as follows (in thousands):

Year	Minimum Rent
2016 (three months remaining)	$444
2017	1,333
2018	1,333
2019	1,333
2020	1,333
Thereafter	67,411
Total	$73,187

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of September 30, 2016, the liability had accreted to $1.7 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of September 30, 2016, the Company had provided guarantees on behalf of certain real estate ventures, consisting of (i) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (ii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.5 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the financial statements for more information.

Other Commitments or Contingencies

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. The Company is currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.  In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $5.8 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed.

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

The Company invests in its properties and regularly incurs capital expenditures in the ordinary course to maintain the properties. The Company believes that such expenditures enhance its competitiveness. The Company also enters into construction, utility and service contracts in the ordinary course of business which may extend beyond one year. These contracts typically provide for cancellation with insignificant or no cancellation penalties. See Note 3, “Real Estate Investments” in the notes to the financial statements for more information.

Capital Expenditures

Amounts remaining to be incurred as of September 30, 2016 included the following:

•	development and redevelopment obligations of $144.3 million; and
•	capital expenditures of $36.4 million for tenant improvements and $5.9 million for capital improvements that we expect to be funded within one year.

14. SUBSEQUENT EVENTS

On October 13, 2016, the Company completed the disposition of three office properties located at 620, 640 and 660 Allendale Road in King of Prussia, Pennsylvania containing 156,669 net rentable square feet, for a gross sales price of $12.8 million resulting in an estimated gain on sale of $2.4 million after closing and other related transaction costs.

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

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three- and nine-month periods ended September 30, 2016 and 2015 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of September 30, 2016, we owned 117 properties that contain an aggregate of approximately 17.8 million net rentable square feet and consist of 99 office properties, seven mixed-use properties, one retail property (107 properties, collectively the “Core Properties”), four development properties, two redevelopment properties and four properties classified as held for sale (collectively, the “Properties”).  In addition, as of September 30, 2016, we owned economic interests in 14 unconsolidated real estate ventures that contain approximately 8.0 million net rentable square feet (collectively, the “Real Estate Ventures”).  As of September 30, 2016, we also owned 317 acres of undeveloped land and held options to purchase parcels containing approximately 60 additional acres of undeveloped land.  As of September 30, 2016, the total potential development that these land parcels could support, under current zoning and entitlements, amounted to an estimated 12.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Oakland and Concord, California. In addition to managing properties that we own, as of September 30, 2016, we were managing approximately 10.9 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation (see Note 4, “Investment in Unconsolidated Real Estate Ventures” to the consolidated financial statements), we held 20 industrial properties. Subsequent to the transactions, we hold six remaining industrial properties which have been reclassified as mixed-use.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2016, the management company subsidiaries were managing properties containing an aggregate of approximately 28.7 million net rentable square feet, of which approximately 17.8 million net rentable square feet related to Properties that we own and consolidate and approximately 10.9 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the nine months ended September 30, 2016, we were managing our portfolio within five markets; (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. Subsequent to the Och-Ziff Sale, the markets previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, properties in New Castle county in the state of Delaware and properties in the City of Oakland and City of Concord in California. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2016 was 92.7% compared to 92.5% at September 30, 2015.

The table below summarizes selected operating and leasing statistics of our Core Properties for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Leasing Activity:
Total net rentable square feet owned (1)	16,187,682	22,641,707	16,187,682	22,641,707
Occupancy percentage (end of period) (1)	92.7%	92.5%	92.7%	92.5%
Average occupancy percentage (1)	92.4%	92.3%	92.6%	91.4%
Retention rate	79.6%	80.8%	67.1%	76.4%
New leases and expansions commenced (square feet)	240,582	428,215	734,075	992,734
Leases renewed (square feet)	182,146	510,686	733,902	1,330,275
Net absorption (square feet) (2)	24,785	145,225	(190,585)	90,061
Percentage change in rental rates per square feet (3)
New and expansion rental rates	9.1%	14.6%	14.9%	9.0%
Renewal rental rates	6.7%	9.7%	9.4%	5.9%
Combined rental rates	7.9%	11.2%	11.4%	6.7%
Capital Costs Committed (4)
Leasing commissions (per square feet)	$5.65	$4.15	$3.91	$2.99
Tenant Improvements (per square feet)	$19.99	$15.68	$10.44	$10.12
Weighted average lease term (years)	6.9	8.5	5.8	7.5
Total capital per square foot per lease year	$3.88	$2.63	$2.39	$1.93

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.5% of our aggregate final annualized base rents as of September 30, 2016 (representing approximately 0.6% of the net rentable square feet of the Core Properties) are scheduled to expire without penalty in 2016.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and nine-month periods ended September 30, 2016 was 79.6% and 67.1% compared to a retention rate of 80.8% and 76.4% for the three- and nine-month periods ended September 30, 2015. The lower relative retention for the nine-month period primarily resulted from the natural expiration of a lease for a large tenant in our Pennsylvania Suburbs segment. Rental rates on leases expiring during 2016 do not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $15.3 million or 9.0% of total receivables (including accrued rent receivables) as of September 30, 2016 compared to $16.2 million or 9.1% of total receivables (including accrued rent receivables) as of December 31, 2015. The decrease in the accounts receivable allowance from December 31, 2015 to September 30, 2016 is primarily due to property sales.

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

As of September 30, 2016, the following development properties and real estate venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs	Amount Funded
Q2 2014	(a)	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$385,000	$333,200
Q2 2016	Q2 2017	Development	933 First Avenue (b)	King Of Prussia, PA	1	111,000	28,700	6,200
TBD	Q1 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	29,300	10,000
		Total			3	819,000	$443,000	$349,400
(a)

Approximately 61% of the office component was placed into service as of September 30, 2016 and this component is now substantially complete. The residential component is expected to be substantially complete during the fourth quarter of 2016.

(b)

During the first quarter of 2016, we entered into a 12-year lease with a single tenant and commenced construction of an office building. The building is 100% preleased to the single tenant. We expect to fund the project with available cash balances and/or our unsecured revolving credit facility.

The above table excludes a property located in the Austin, Texas segment that was taken out of service during 2016. As of September 30, 2016, the scope and estimated costs of redeveloping the property had not yet been determined.

Real Estate Venture Developments:

Construction Commencement Date	Expected Completion	% Owned	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Our Share of Estimated Costs	Our Share of Amount Funded
Q4 2014	(a)	50%	1919 Market Street (1919 Ventures)	Philadelphia, PA	1	321 units	$29,600	$29,600
		Total			1		$29,600	$29,600
(a)

Project was substantially complete at September 30, 2016. Office and retail space is fully leased (24,000 SF) and 189 of the 321 apartment units (59%) have been leased and 180 units (56%) are occupied.

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

On May 29, 2015, we and an unaffiliated third party, JBG/DC Manager, LLC ("JBG"), formed 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street") (collectively the “JBG Ventures”). The JBG Ventures expect to develop three buildings in Washington, D.C. For further information see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The above table does not include amounts related to these developments because the scope of development project has not been finalized as of September 30, 2016.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See below under “Third Party Developments” for further details.

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

The Schuylkill Yards Project is contemplated to be developed in six phases over an approximately 20-year period, excluding extension options, and anticipated to consist of an aggregate of approximately 5.1 million of floor area ratio, or FAR, of office, residential, advanced manufacturing, research facilities and academic facilities, as well as accessory green spaces.

Prior to commencement of construction of the initial facility, we will oversee master planning, including obtaining required government and third party approvals, and completing confirmatory real estate due diligence.  Thereafter, upon commencement, we or a qualifying designee will enter into a 99-year ground lease with Drexel for the portion of the Development Site where the initial facility will be constructed.  We will enter into similar ground leases with Drexel covering additional portions of the Development Site in connection with our construction of additional facilities under subsequent phases of the Schuylkill Yards Project.  We currently anticipate incurring approximately $10 million to $15 million in costs over the next 24 months, primarily to obtain zoning, land-use and other approvals and to develop park area associated with the Development Site.

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

Actual timing and scope of subsequent phases of development will depend on timing and scope of prior phases, third party approvals and design and development-related determinations by Drexel and us.  Overall, approximately 52% of the FAR is designated office, including lab and academic space, and the balance would consist of residential, retail, hospitality and parking.

We intend to fund the costs to develop each development phase of the Schuylkill Yards Project through a combination of cash on hand, capital raised through one or more real estate venture formations, and proceeds from the sale of other assets or debt financing, including project-specific mortgage financing. As of the date of this Form 10-Q, we have not entered into agreements with third parties for real estate venture participation in the project.

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

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center on land parcels owned by us for Subaru of America as the single tenant. This project is currently consolidated on our financial statements, whereas the Subaru Headquarters Development is a third party development and is not consolidated on our financial statements. See Item 1., “Business – Other Development Services,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further information on this development.

Land Holdings

As of September 30, 2016, we owned approximately 317 acres of undeveloped land, and held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of September 30, 2016, the total potential development that these land parcels could support, under current zoning and entitlements, amounted to 12.3 million square feet of development, inclusive of the options to purchase approximately 60 additional acres of undeveloped land.

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

During the quarter ended June 30, 2016, we evaluated the recoverability of the carrying value of properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, it was determined that due to the reduction in management’s intended hold period of one property located in the Metropolitan, D.C. segment, we would not recover the carrying value of that property. Accordingly, we recorded an impairment charge on the property located in Metropolitan D.C. of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million.

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

During the quarter ended March 31, 2016, we evaluated the recoverability of the carrying value of properties that triggered assessment under an undiscounted cash flow model. Based on our evaluation, we determined that due to a reduction in the intended hold period for two of our properties in the Metropolitan D.C. segment, we would not recover the carrying value of these properties. Accordingly, we recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair value of $44.5 million.

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

On a quarterly basis, management assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in its impairment analyses may not be realized.

Management estimated the fair value of its ownership interest in the real estate ventures considering the estimated fair value of the real estate assets owned by the real estate ventures and the related indebtedness as well as the working capital assets and liabilities of the real estate ventures and the terms of the related real estate venture agreements. Our estimates of fair value of the real estate assets are based on a discounted cash flow analysis incorporating a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, we considered our experience and historical performance in the various markets and data provided by market research organizations. In assessing whether an impairment is other-than-temporary, we consider several factors. The longevity and severity of the impairment are considered as well as the expected time for recovery of value to occur, if ever.

On July, 10, 2012, Brandywine – AI Venture (the “Venture”), an unconsolidated real estate venture that we have a 50% interest, acquired a three building office portfolio totaling 497,896 net rentable square feet in Silver Spring, Maryland (“Station Square”) valued at $120.6 million. During the period ended September 30, 2016, the Venture recorded a $10.4 million held for use impairment charge related to Station Square, which is included in the Metropolitan D.C. segment. Our share of this impairment charge was $5.2 million and is reflected in equity in loss of unconsolidated real estate ventures for the period ended September 30, 2016.  The fair value of the Station Square properties was primarily determined based on offers received for the properties. The remaining properties in the real estate venture were evaluated for impairment, and based on an undiscounted cash flow analysis, identified no additional other than temporary impairment.

We evaluated for other than temporary impairment our investment in the Venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment in the Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the three properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of our proportionate share of the impairment charge through equity in loss of Real Estate Ventures, we evaluated the fair value of the investment in the Venture through a hypothetical liquidation at book value method.  No other than temporary impairment was identified.

RECENT PROPERTY TRANSACTIONS

Acquisitions

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. We accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and other costs as part of land held for development on our consolidated balance sheet. The acquisition was funded with $20.4 million of available corporate funds, net of prorations and other adjustments. We are currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of September 30, 2016, the land under agreement of sale did not meet the criteria to be classified as held for sale due to our continuing involvement through a completion guaranty, which requires us as developer to complete infrastructure improvements on behalf of the buyers of the land parcels.

Dispositions

We sold the following office properties during the nine-month period ended September 30, 2016 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	$9,500	$9,241	$(18)	(b)	100.0%
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)		100.0%
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)	92.9%
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828		100.0%
February 4, 2016	Och-Ziff Portfolio	Various (d)	58	3,924,783	398,100	353,971	(372)	(e)	91.4%
Total Dispositions			63	5,082,963	$807,200	$757,785	$114,601

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

During the three-month period ended June 30, 2016, we recognized a provision for impairment totaling approximately $1.8 million on the property. The loss on sale presents additional closing costs recognized at settlement.

(c)

During the three-month period ended March 31, 2016, we recognized a provision for impairment totaling approximately $7.4 million on the properties. The loss on sale primarily relates to additional closing costs recognized at settlement.

(d)

See Exhibit 99.2 to our Current Report on Form 8-K filed on February 10, 2016 for a complete list of the 58 properties disposed of as a result of the transactions with Och-Ziff Capital Management. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our consolidated financial statements for further details of transactions.

(e)

During the three-month period ended December 31, 2015, we recognized a provision for impairment totaling approximately $45.4 million on the properties. The loss on sale represents additional closing costs recognized at settlement.

On August 19, 2016, we sold two acres of undeveloped land located in Mt. Laurel, New Jersey for a sales price of $0.3 million. We received proceeds of $0.3 million at closing and recognized a $0.2 million gain on the sale.

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

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2016
	620, 640 and 660 Allendale Road	Oakland Lot B	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$12,550	$4,366	$16,916
Accumulated depreciation	(4,520)	(4)	(4,524)
Operating real estate investments, net	8,030	4,362	12,392
Construction-in-progress	212	-	212
Total real estate investments, net	8,242	4,362	12,604
Other assets	-	-	-
Total assets held for sale, net	$8,242	$4,362	$12,604

LIABILITIES HELD FOR SALE
Other liabilities	$49	$-	$49
Total liabilities held for sale	$49	$-	$49

As the fair value less anticipated costs to sell exceeded the carrying value for each of the properties included in the above table no impairment loss was recorded.

PJP V

On September 22, 2016, the real estate venture known as PJP V sold its office property, comprised of 73,997 square feet, located in Charlottesville, Virginia. Also on September 22, 2016, using proceeds from the sale, we liquidated our entire 25% interest in the real estate venture for $3.4 million, net of closing costs. The carrying amount of our investment was $0.2 million at the time of sale, resulting in a recognized a gain of $3.2 million related to the disposition.

Brandywine AI Venture: 3141 Fairview Park Drive

On December 20, 2011, we formed a real estate venture, Brandywine - AI Venture LLC, (the "Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. We and Current Creek each own a 50% interest in the Venture. The Venture owned three office properties, which we contributed to the Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland.

We maintained a regional management and leasing office at 3141 Fairview Park Drive. Consistent with the other two properties, financial control was shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease that we maintained at 3141 Fairview Park Drive resulted in us having continued involvement that required the property and its related operations to be consolidated under the financing method. At formation, we concluded under ASC 810, Consolidations that it was appropriate to deconsolidate the remaining two properties and account for them under the equity method of accounting.

On August 31, 2016, we terminated our lease for the regional management and leasing office at 3141 Fairview Park Drive. Accordingly, we no longer have any continuing involvement with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result of the sale accounting, we deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from our consolidated balance sheet and recorded a $12.6 million equity method investment. Upon recognizing the sale, there was no gain or loss, as 3141 Fairview Park Drive was impaired to its fair value during the second quarter of 2016.

On September 30, 2016, we funded a capital call totaling $10.3 million to the Venture for our share of the mortgage debt on 3141 Fairview Park Drive. On October 3, 2016, the Venture funded $20.6 million for the repayment of its mortgage debt.

We determined that the partial sale recognition does not have an impact on the accounting standard for VIE’s because the underlying real estate venture agreements are unchanged. The Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, we continue to use the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Venture.  Based upon each member’s substantive participating rights over the activities of the Venture under its operating and related agreements, it is not consolidated by us, and is accounted for under the equity method of accounting.

Invesco Venture

On August 19, 2016, we assigned our residual profits interest in an unconsolidated real estate venture known as Invesco, L.P. to the general partner of Invesco L.P., an unaffiliated third party, for $7.0 million. At the time of sale, our investment basis in Invesco, L.P. was zero and we held no other ownership interest. As a result, we recorded the entire amount of the proceeds received as a gain on sale of unconsolidated real estate ventures in our consolidated statement of operations.

933 First Avenue, King of Prussia, Pennsylvania

During the three-month period ended March 31, 2016, we entered into a lease and commenced construction on an 111,000 square foot building at 933 First Avenue in King of Prussia, Pennsylvania. The project is 100% preleased to a single tenant under a 12-year lease. Estimated construction costs total $28.7 million, with delivery anticipated in the second quarter of 2017. We expect to fund the project with available cash balances and/or our unsecured revolving credit facility.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property comprised of 172,327 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, we own a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, pro-ration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. We recorded $3.2 million for our proportionate share of the Venture’s gain which is reflected in “Gain on Real Estate Venture transactions” on the accompanying statement of operations. The proceeds from the sale, along with $0.2 million of working capital, were distributed to us during the third quarter of 2016.

evo at Cira Centre South Venture

On January 25, 2013, we formed HSRE-Campus Crest IX Real Estate Venture ("evo at Cira"), a real estate venture among us and two unaffiliated third parties: Campus Crest Properties, LLC ("Campus Crest") and HSRE-Campus Crest IXA, LLC ("HSRE").  From formation through March 2, 2016, each of us and Campus Crest owned a 30% interest in evo at Cira and HSRE owned a 40% interest.  At formation, we contributed to evo at Cira our tenancy rights under a long-term ground lease of one acre of land located in the University City submarket of Philadelphia, Pennsylvania, together with associated development rights, at an agreed-upon value of $8.5 million. During the three-month period ended September 30, 2014, evo at Cira completed construction of a 33-story, 850-bed student housing tower on the contributed one acre ground lease. As of December 31, 2014, we and other members of evo at Cira had funded 100% of our and their respective shares of committed equity contributions and the real estate venture had fully drawn on its $97.8 million construction facility.

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

On June 10, 2016, evo at Cira refinanced its $97.8 million construction loan maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criteria relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, $6.3 million was distributed us.

MAP Venture

On February 4, 2016, we entered into a series of related transactions with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition of 58 properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia. The related transactions involved: (i) the sale by us to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of our fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; (ii) our formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) our sale to the MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) our retention of a 50% non-controlling equity interest in the MAP Venture.

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

We are not required to fund the operating losses of the MAP Venture. Accordingly, we can only incur losses up to our investment basis in the real estate venture.

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

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2015. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2016 and 2015, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and nine-month periods ended September 30, 2016 and 2015. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

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

Comparison of the Three-Month Periods Ended September 30, 2016 and September 30, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 107 properties containing an aggregate of approximately 16.2 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2016 and 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 and disposed of prior to September 30, 2016 or classified as held for sale as of September 30, 2016. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2016 and 2015 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended September 30, 2016 to the three months ended September 30, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties		Development/Redevelopment Properties (a)		Other/(Eliminations) (b)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/ (Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$91,626	$89,045	$2,581	$-	$-	$1,826	$2,253	$1,123	$24,029	$94,575	$115,327	$(20,752)
Straight-line rents	5,250	5,019	231	-	-	3,230	(31)	(23)	1,109	8,457	6,097	2,360
Above/below market rent amortization	1,518	2,213	(695)	-	-	(13)	604	-	22	1,505	2,839	(1,334)
Total rents	98,394	96,277	2,117	-	-	5,043	2,826	1,100	25,160	104,537	124,263	(19,726)
Tenant reimbursements	16,860	14,919	1,941	-	-	347	313	117	6,321	17,324	21,553	(4,229)
Termination fees	145	1,042	(897)	-	-	466	-	-	55	611	1,097	(486)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	6,248	4,274	6,248	4,274	1,974
Other	488	796	(308)	-	-	6	9	480	593	974	1,398	(424)
Total revenue	115,887	113,034	2,853	-	-	5,862	3,148	7,945	36,403	129,694	152,585	(22,891)
Property operating expenses	34,744	32,733	(2,011)	-	-	2,425	970	81	10,191	37,250	43,894	6,644
Real estate taxes	10,791	10,227	(564)	-	-	211	176	564	2,716	11,566	13,119	1,553
Third party management expenses	-	-	-	-	-	-	-	2,501	1,605	2,501	1,605	(896)
Net operating income	70,352	70,074	278	-	-	3,226	2,002	4,799	21,891	78,377	93,967	(15,590)
Depreciation and amortization	43,709	44,900	1,191	-	-	2,663	2,255	584	11,159	46,956	58,314	11,358
General & administrative expenses	-	-	-	-	-	-	-	5,515	6,127	5,515	6,127	612
Operating income	$26,643	$25,174	$1,469	$-	$-	$563	$(253)	$(1,300)	$4,605	$25,906	$29,526	$(3,620)
Number of properties	107	107				6				113
Square feet	16,187	16,187				1,431				17,618
Core Occupancy % (c)	92.7%	92.3%
Other Income (Expense):
Interest income										291	126	165
Tax credit transaction income										-	11,853	(11,853)
Interest expense										(20,814)	(27,900)	7,086
Interest expense — Deferred financing costs										(645)	(1,010)	365
Interest expense —Financing obligation										(156)	(296)	140
Equity in loss of real estate ventures										(7,254)	(1,093)	(6,161)
Net gain (loss) on disposition of real estate										(104)	6,083	(6,187)
Net gain on sale of undepreciated real estate										188	3,019	(2,831)
Net gain on real estate venture transactions										10,472	-	10,472
Net income										$7,884	$20,308	$(12,424)
Net income per common share										$0.03	$0.10	$(0.07)

EXPLANATORY NOTES

(a)	Results include: four developments and two redevelopment properties.
(b)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(c)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $20.8 million during the third quarter of 2016 compared to the third quarter of 2015, primarily attributable to:

•	$22.9 million decrease due to the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016; and
•	$0.4 million decrease from Development/Redevelopment Properties for the third quarter of 2016 compared to the third quarter of 2015; offset by,
•

$2.4 million increase in the Same Store Property Portfolio due to a 0.4% increase in occupancy for the third quarter of 2016 compared to the third quarter of 2015 and the burn-off of free rent primarily in the Austin, Texas and Philadelphia Central Business District segments and;

Straight-line rents from the Total Portfolio increased by $2.4 million, of which $0.2 million relates to the Same Store Portfolio and $3.3 million relates to Development/Redevelopment Properties directly attributable to 61% of the office component of the FMC Tower that was placed into service during 2016. These increases were offset by a decrease of $1.1 million from the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016.

Tenant reimbursements from the Total Portfolio decreased by $4.2 million during the third quarter of 2016 compared to the third quarter of 2015 primarily attributable to a $6.1 million decrease due to the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016. This decrease was partially offset by a $1.9 million increase at the Same Store Portfolio. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 37.0% during the third quarter of 2016 compared to 34.7% in the third quarter of 2015.

Termination fees decreased $0.5 million due to the timing of tenant terminations.

Third party management fees, labor reimbursement and leasing increased by $2.0 million for the third quarter of 2016 compared to the third quarter of 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $6.6 million for the third quarter of 2016 compared to the third quarter of 2015, of which $8.7 million of the decrease relates to the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016. This decrease was partially offset by: (i) $0.9 million increase in property and operating expenses related to FMC Tower that did not occur in 2015, (ii) $0.5 million increase in repairs and maintenance expense due to the timing of tenant needs and (iii) $0.5 million increase in utilities expense.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $1.6 million for the third quarter of 2016 compared to the third quarter of 2015, primarily attributable to a $2.0 million decrease from the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016. This increase was offset by a $0.6 million increase is from the Same Store Property Portfolio.

Third Party Management Expenses

Third party management expenses increased by $0.9 million for the third quarter of 2016 compared to the third quarter of 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased by $11.4 million for the third quarter of 2016 compared to the third quarter of 2015, of which $10.4 million of the decrease relates to the disposition of 82 properties from the third quarter of 2015 through the third quarter of 2016, $1.2 million relates the Same Store Property Portfolio as a result of the timing of intangible asset amortization in our Austin, Texas portfolio and $0.2 million due to the timing of tenant and capital improvement projects being completed and placed into service. These decreases were offset by $0.4 million increase in depreciation expense for the Development/Redevelopment Properties.

General & Administrative Expenses

General and administrative expenses decreased by $0.6 million for the third quarter of 2016 compared to the third quarter of 2015 due to a decrease in corporate salaries and benefits.

Tax Credit Transaction Income

Tax credit transaction income decreased $11.9 million due to historic tax credits recognized during the three-month period ended September 30, 2015 related to the rehabilitation of Cira Square located in Philadelphia, Pennsylvania. There was no such income recorded during the three-month period ended September 30, 2016.

Interest Expense

Interest expense decreased $7.1 million from the third quarter of 2015 to the third quarter of 2016 primarily due to the following:

•

$3.2 million decrease related to the repayment of the mortgage debt on 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”) and on a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage (“Cira South Garage”) during 2016;

•	$2.2 million decrease related to the repayment of the 6.00% Guaranteed Note due 2016 on April 1, 2016;
•	$1.5 million decrease related to the repayment of the Tyson’s corner mortgage debt during 2015;
•	$0.9 million decrease related to the refinance of Two Logan Square on April 7, 2016; and
•

$0.4 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to us.

The decrease of $8.2 million in interest expense described above was offset by an approximately $0.5 million increase as a result of increasing our Term Loan C balance from $200.0 million to $250.0 million subsequent to September 30, 2015 and a $0.5 million decrease in capitalized interest due to placing a portion of the FMC project into service during the second quarter of 2016.

Equity in Loss of Real Estate Ventures

The decrease in equity income from Real Estate Ventures of $6.2 million for the third quarter of 2016 compared to the third quarter of 2016 is primarily due to the following:

•

$5.2 million of impairment expense recorded in the third quarter of 2016 at the Brandywine – AI Venture LLC related to the Station Square assets, which represents our proportionate share of the venture’s impairment expense;

•	$1.1 million of operating losses recognized from the MAP Venture, which was formed during the first quarter of 2016; and
•	$0.5 million of operating losses recognized from the 1919 Market Street Venture, which was moved out of development and placed into service during the second quarter of 2016.

The decreases of $6.8 million were offset by $0.4 million in additional income from evo at Cira due to a full quarter of operations during 2016 and $0.4 million from the Brandywine – AI Venture related to increased rental income due to tenant move-ins from May through September of 2016.

Net Gain (Loss) on Disposition of Real Estate

The loss on disposition of $0.1 million primarily represents closing costs that were recognized at settlement on the sale of 50 East Clementon Road, located in Gibbsboro, New Jersey, and 1120 Executive Plaza, located in Mount Laurel, New Jersey, during the third quarter of 2016.

The $6.1 million net gain on disposition of real estate resulted from the sale of six office properties located in Mt. Laurel, New Jersey, Wayne, Pennsylvania and King of Prussia, Pennsylvania during the third quarter of 2015.

Net Gain on Sale of Undepreciated Real Estate

The $0.2 million gain on sale of undepreciated real estate recognized during the third quarter of 2016 resulted from the sale of a land parcel located in Mount Laurel, New Jersey. The $3.0 million net gain recognized during the third quarter of 2015 resulted from the sale of three land parcels located in Mount Laurel, New Jersey, Oakland, California and Austin, Texas.

Net Gain from Real Estate Venture Transactions

The gain recognized during the third quarter of 2016 primarily consists of $7.0 million in proceeds related to the sale of our residual profits interest in the Invesco Venture and $3.2 million from the sale of our 25% interest in PJP V. See Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above.

Net Income

Net income decreased by $12.4 million during the third quarter of 2016 compared to the third quarter of 2015 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

Comparison of the Nine-Month Periods Ended September 30, 2016 and September 30, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 100 properties containing an aggregate of approximately 15.2 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2016 and 2015. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 and disposed of prior to September 30, 2016 or classified as held for sale as of September 30, 2016. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2016 and 2015 (in thousands).

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine months ended September 30, 2016 to the nine months ended September 30, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/(Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$260,491	$254,852	$5,639	$11,677	$3,395	$5,754	$6,168	$12,775	$76,332	$290,697	$340,747	$(50,050)
Straight-line rents	16,069	13,805	2,264	1,163	1,085	5,124	(90)	178	2,781	22,534	17,581	4,953
Above/below market rent amortization	1,966	2,713	(747)	3,231	1,433	(104)	1,256	-	70	5,093	5,472	(379)
Total rents	278,526	271,370	7,156	16,071	5,913	10,774	7,334	12,953	79,183	318,324	363,800	(45,476)
Tenant reimbursements	46,287	43,181	3,106	3,949	863	884	736	2,195	19,226	53,315	64,006	(10,691)
Termination fees	346	2,361	(2,015)	-	-	1,087	-	26	200	1,459	2,561	(1,102)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	17,691	12,805	17,691	12,805	4,886
Other	1,503	2,885	(1,382)	2	-	19	60	1,064	2,522	2,588	5,467	(2,879)
Total revenue	326,662	319,797	6,865	20,022	6,776	12,764	8,130	33,929	113,936	393,377	448,639	(55,262)
Property operating expenses	101,619	98,849	(2,770)	2,389	491	4,654	2,847	5,546	30,988	114,208	133,175	18,967
Real estate taxes	28,302	27,531	(771)	3,559	1,109	570	520	2,502	8,472	34,933	37,632	2,699
Third party management expenses	-	-	-	-	-	-	-	7,172	4,858	7,172	4,858	(2,314)
Net operating income	196,741	193,417	3,324	14,074	5,176	7,540	4,763	18,709	69,618	237,064	272,974	(35,910)
Depreciation and amortization	113,464	112,601	(863)	18,731	8,134	7,362	4,236	3,179	35,384	142,736	160,355	17,619
General & administrative expenses	-	-	-	-	-	-	-	20,711	21,554	20,711	21,554	843
Provision for impairment (d)	-	-	-	-	-	-	-	13,069	2,508	13,069	2,508	(10,561)
Operating income	$83,277	$80,816	$2,461	$(4,657)	$(2,958)	$178	$527	$(18,250)	$10,172	$60,548	$88,557	$(28,009)
Number of properties	100	100		7		6				113
Square feet	15,208	15,208		979		1,431				17,618
Core Occupancy % (e)	92.2%	91.8%		99.4%
Other Income (Expense):
Interest income										970	1,189	(219)
Tax credit transaction income										-	11,853	(11,853)
Interest expense										(64,334)	(83,971)	19,637
Interest expense — Deferred financing costs										(2,063)	(3,377)	1,314
Interest expense —Financing obligation										(679)	(906)	227
Equity in loss of real estate ventures										(9,323)	(1,835)	(7,488)
Net gain on sale of disposition of real estate										114,625	16,673	97,952
Net gain on sale of undepreciated real estate										188	3,019	(2,831)
Net gain from remeasurement of investments in real estate ventures										-	758	(758)
Net gain on real estate venture transactions										19,529	-	19,529
Loss on early extinguishment of debt										(66,590)	-	(66,590)
Net income										$52,871	$31,960	$20,911
Net income per common share										$0.27	$0.15	$0.12

EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.
(b)	Results include: four developments and two redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

During the nine months ended September 30, 2016, we recorded a held for use impairment charge of $11.3 million related to three properties in our Metropolitan, D.C. segment and a held for sale impairment charge of $1.8 million on a property in our Other segment. See Note 3, “Real Estate Investments,” to the Consolidated Financial Statements for further information. During the nine months ended September 30, 2015, we recorded $2.5 million in impairment charges related to two properties in the Other segment to reduce the carrying value of the properties to their sales price in connection with the anticipated disposition.

(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $50.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily attributable to:

•	$63.8 million decrease due to the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016;
•

$5.6 million increase in the Same Store Property Portfolio due to a 0.4% increase in occupancy for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and the burn-off of free rent primarily in the Philadelphia Central Business District and the Metropolitan Washington, D.C. segments;

•

$8.3 million increase from Recently Completed/Acquired Properties for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the acquisition of seven properties located in Austin, Texas during the second quarter of 2015 (of which one property was placed into redevelopment as of the second quarter of 2016); and

•	$0.4 million decrease from Development/Redevelopment Properties primarily due to a property taken out of service in our Austin, Texas portfolio.

Straight-line rents from the Total Portfolio increased by $5.0 million, of which $2.3 million relates to the Same Store Portfolio, $0.1 million relates to Recently Completed/Acquired Properties and $5.2 million related to Development/Redevelopment Properties directly attributable to 61% of the office component of the FMC Tower that was placed into service during 2016. These increases were offset by a decrease of $2.6 million from the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016.

Tenant reimbursements from the Total Portfolio decreased by $10.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily attributable to a $16.1 million decrease due to the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016. This decrease was partially offset by a $3.1 million increase at the Same Store Portfolio and an increase of $3.1 million related to Recently Completed/Acquired Properties that were not part of the operating portfolio during the second quarter of 2015. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 35.6% during the nine months ended September 30, 2016 compared to 34.2% for the nine months ended September 30, 2015.

Termination fees decreased $1.1 million due to the timing of tenant terminations.

Third party management fees, labor reimbursement and leasing increased by $4.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Other income decreased $2.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following 2015 activity; (i) $1.1 million of recognized real estate tax assessment adjustments, (ii) $0.6 million in liquidating distributions from an unconsolidated partnership was accounted for using the cost method for investments, (iii) $0.5 million from the receipt of escheat funds and (iv) $0.2 million in tax settlements. The remaining $0.5 million decrease relates to other income across our portfolio.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $19.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, of which $24.8 million of the decrease relates to the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016. These decreases were partially offset by: (i) $1.1 million increase in property operating expenses related to FMC Tower that did not occur in 2015, (ii) $3.0 million increase in repairs and maintenance expense due to the timing of tenant needs and (iii) $1.6 million increase in office expenses, specifically advertising costs that did not occur in 2015 and an increase in parking taxes due to an increase in parking revenues primarily in our Philadelphia Central Business District segment.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $2.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30 2015, primarily attributable to a $6.0 million decrease from the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016. This increase was offset by a $2.5 million increase from Recently Completed/Acquired Properties and a $0.8 million increase from the Same Store Property Portfolio due to increased real estate tax rates in the Philadelphia Central Business District segment.

Third Party Management Expenses

Third party management expenses increased by $2.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased by $17.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relating to a $31.6 million decrease from the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016 and $0.6 million related to a re-entitlement property placed into land inventory during 2016 that was being depreciated during 2015. These decreases were offset by $10.6 million in additional depreciation expense from Recently Completed/Acquired Properties, $3.1 million from Development/Redevelopment Properties and an increase in depreciation expense at the Same Store Property Portfolio of $0.9 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service.

General & Administrative Expenses

General and administrative expenses decreased by $0.8 million for the third quarter of 2016 compared to the third quarter of 2015, primarily due to a $0.5 million decrease in acquisition deal costs and $0.2 million decrease in share-based compensation expense.

Provision for Impairment

During the nine-month period ended September 30, 2016, we recognized a $13.1 million provision for impairment. During the first quarter of 2016, we recognized a held for use impairment loss totaling $7.4 million. This impairment charge resulted from our held for use impairment analysis, which determined that we would not recover the carrying value of two properties located in our Metropolitan D.C. segment. During the second quarter of 2016, a held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment.  The impairment calculation was based on our recoverability of the carrying value of the property under an undiscounted cash flow model. Also during the second quarter of 2016, in connection with the disposition of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, we recognized a held for sale impairment loss totaling approximately $1.8 million, which approximates the estimated loss on sale.

During the nine-month period ended September 30, 2015, we recognized a $2.5 million provision for impairment. During the first quarter of 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale.

During the second quarter of 2015, we determined to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the loss on sale.

Tax Credit Transaction Income

Tax credit transaction income decreased $11.9 million due to historic tax credits recognized during the nine-month period ended September 30, 2015 related to the rehabilitation of Cira Square located in Philadelphia, Pennsylvania. There was no such income recorded during the nine-month period ended September 30, 2016.

Interest Expense

Interest expense decreased $19.6 million from the nine-month period ended September 30, 2015 to the nine-month period ended September 30, 2016 primarily due to the following:

•

$9.4 million decrease related to the repayment of the mortgage debt on Cira Square and on a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage during 2016;

•	$4.5 million decrease related to the repayment of the 6.00% Guaranteed Note due 2016 on April 1, 2016;
•	$3.6 million decrease related to the repayment of the Tyson’s corner mortgage debt during 2015;
•	$1.6 million decrease related to the refinance of Two Logan Square on April 7, 2016;

•	$1.2 million related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower; and
•

$1.1 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to us.

The decrease of $21.4 million in interest expense described above was offset by a $1.6 million increase as a result of an increase in the balance of our Term Loan C from $200.0 million to $250.0 million subsequent to September 30, 2015.

Interest Expense – Deferred Financing Costs

Interest expense – deferred financing costs decreased $1.3 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to the write-off of deferred financing costs associated with the repayment of mortgage debt for Cira Square and Cira South Garage during 2016, which resulted in a $0.9 million decrease, and a $0.4 million decrease due to our entry into a new unsecured revolving credit facility on May 15, 2015.

Equity in Loss of Real Estate Ventures

The decrease in equity income from Real Estate Ventures of $7.5 million for the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015 is primarily due to the following:

•	$5.2 million of impairment expense recorded in the third quarter of 2016 at the Brandywine – AI Venture LLC, which represents our proportionate share of the venture’s impairment expense;
•	$2.7 million of operating losses recognized from the MAP Venture, which was formed during the first quarter of 2016;
•	$1.0 million of operating losses recognized from the 1919 Market Street Venture, which was moved out of development and placed into service during the second quarter of 2016; and
•	$0.5 million of operating losses recognized from the Austin DRA Venture due to the ARM termination during the first quarter of 2016.

The decreases of $9.5 million were offset by $1.3 million of additional income from evo at Cira South due to a full year of operations during 2016, $0.4 million from the Parc at Plymonth Meeting due to completing construction and a $0.3 increase from to selling our 50% interest in the Broadmoor Venture, which included losses in 2015.

Net Gain on Disposition of Real Estate

The $114.6 million net gain on disposition of real estate recognized for the nine-month period ended September 30, 2016 is primarily attributable to the $115.8 million gain on the sale of an office property known as Cira Square, located in Philadelphia, Pennsylvania. We recorded $0.3 million of closing costs related to the sale of 58 properties to the MAP Venture. Also during 2016, we recorded a loss on disposition of $0.8 million on the properties known as Metro Plaza I & II located in Herndon, Virginia. The loss represents closing costs that were recognized at settlement during the second quarter of 2016.

The $16.7 million net gain on disposition of real estate resulted from the sale of 15 office properties located in Mt. Laurel, New Jersey, Wayne, Pennsylvania, King of Prussia, Pennsylvania, Richmond, Virginia, Newark/Wilmington, Delaware, Oakland, California and Cherry Hill, New Jersey during the nine-month period ended September 30, 2015.

Net Gain on Sale of Undepreciated Real Estate

The $0.2 million gain on sale of undepreciated real estate recognized during the nine-month period ended September 30, 2016 resulted from the sale of a land parcel located in Mount Laurel, New Jersey. The $3.0 million net gain recognized during the nine-month period ended September 30, 2015 resulted from the sale of three land parcels located in Mount Laurel, New Jersey, Oakland, California and Austin, Texas.

Net Gain from Remeasurement of Investments in Real Estate Ventures

The gain of $0.8 million recognized during the nine months ended September 30, 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates.

Net Gain Real Estate Venture Transactions

The gain of $5.9 million recognized during the first quarter of 2016 resulted of the sale of our entire 50% interest in the Coppell Associates real estate venture. The gain of $3.2 million recognized during the second quarter of 2016 resulted from the disposition of the office property held by the 1000 Chesterbrook real estate venture. The gain recognized during the third quarter of 2016 primarily consists of $7.0 million in proceeds related to the sale of our residual profits interest in the Invesco Venture and $3.2 million from the sale of our 25% interest in PJP V. See Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage which encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. There were no comparable extinguishments of debt incurred during the nine months ended September 30, 2015.

Net Income

Net income increased by $23.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of the factors described above. Net income is significantly impacted by depreciation of operating properties and amortization of acquired intangibles. These non-cash charges do not directly affect our ability to pay dividends.

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

As of September 30, 2016, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances, our revolving line of credit and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2016 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of September 30, 2016, we were in compliance with all of our debt covenants and requirement obligations.

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

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our lenders. If one or more rating agencies were to downgrade our unsecured credit rating, our access to the unsecured debt market would be more limited and the interest rate under our unsecured credit facility and unsecured term loan would increase.

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2016, amounted to $326.2 million and $1,703.6 million, respectively.

We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. Prior to the authorization 539,200 common shares were available for repurchase under the preexisting share repurchase program. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of September 30, 2016, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. No shares were repurchased during the nine-month period ended September 30, 2016. There were 4,701,302 common shares repurchased and retired at an average share price of $12.92 totaling $60.8 million during the nine months ended September 30, 2015.

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

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2016, we sold 66 properties, of which 58 were contributed to an unconsolidated real estate venture, containing 5,239,632 in net rentable square feet and 122 acres of land for an aggregate sales price of $821.2 million.

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

We continue to maintain substantial liquidity, and as of September 30, 2016, we had available cash of approximately $219.1 million and $585.7 million of availability, net of $14.3 million of outstanding letters of credit, under our unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2016 and December 31, 2015, we maintained cash and cash equivalents of $219.1 million and $56.7 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30, 2016 and 2015 (in thousands):

Activity	2016	2015
Operating	$75,349	$144,960
Investing	538,066	(191,391)
Financing	(451,050)	(160,439)
Net cash flows	$162,365	$(206,870)

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $69.6 million in cash from operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily attributable to the following:

•	$53.4 million decrease from prepayment penalties resulting from the repayment of the mortgage loans secured by Cira Square and Cira South Garage ahead of their scheduled maturity;
•	the disposition of 91 properties from the beginning of 2015 through the third quarter of 2016; and
•	the timing of cash receipts and cash expenditures in the normal course of operations.

The net increase of $729.5 million in cash provided by investing activities during the nine months ended September 30, 2016 to the nine months ended September 30, 2015 is primarily attributable to the following:

•

$543.9 million of net proceeds from the disposition of 63 office properties and two land parcels during the nine months ended September 30, 2016 (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Property Transactions" above) compared to the sale of 15 office properties and three land parcels during the nine months ended September 30, 2015;

•

$183.7 million for the acquisition of the remaining 50% common interest in the Broadmoor Austin Associates real estate venture containing seven office properties in Austin, Texas, a leasehold interest in a land parcel at 405 Colorado Drive in Austin, Texas, a land parcel at 25 M Street in Washington, D.C., a parking garage at 618 Market Street in Philadelphia, Pennsylvania, a land parcel at 2100 Market Street in Philadelphia, Pennsylvania and a vacant office property at 9 Presidential Boulevard in Bala Cynwyd, Pennsylvania during the nine months ended September 30, 2015, compared the purchase of several land parcels known as the Garza Ranch located in Austin, Texas during the nine months ended September 30, 2016;

•

$35.7 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for the nine months ended September 30, 2016 of $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50%, $10.3 million to Brandywine – AI Venture to fund the repayment of mortgage debt (see Item 2., "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Property Transactions" above for further disclosure), $3.8 million in contributions to the JBG real estate ventures and $0.3 million to the Seven Tower Bridge Venture in 2016 compared to the contribution of $28.4 million to form the JBG real estate ventures, $8.8 million in contributions to the 4040 Wilson real estate venture, $16.2 million to Brandywine 1919 Ventures, $3.4 million to the DRA Austin real estate venture and $6.1 million in contributions to other real estate ventures during the nine months ended September 30, 2015;
•	$26.1 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions;
•

$20.6 million from the sale of our interests in three unconsolidated real estate ventures during the nine-month period ended September 30, 2016, with no comparable sales during the nine-month period ended September 30, 2015;

•	$6.0 million increase in escrow cash due to timing of payments; and
•	$5.2 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures.
The increase in cash provided by investing activities was offset by the following transactions:

•	$88.0 million decrease in payments on the mortgage note receivable due to the repayment of the short term loan to the Austin Venture during the first quarter of 2015;
•	$3.4 million decrease from the origination of a mortgage note receivable; and
•	$0.3 million increase in deposits for real estate.

The net increase of $290.6 million in cash used in financing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is attributable to the following:

•

$205.0 million net increase from the repayments of mortgage notes payable during the nine-month period ended September 30, 2016 compared to the nine-month period ended September 30, 2015, primarily due to the early repayment of $212.4 million of mortgage notes payable for Cira Square and Cira South Garage during 2016;

•	$149.9 million from the repayment of the 2016 6.00% Guaranteed Unsecured Notes upon maturity on April 1, 2016; and
•	$1.0 million decrease in partner contributions to a consolidated real estate venture that was formed during the second quarter of 2015.

The increase in cash used in financing activities was offset by the following transactions:

•	$60.8 million decrease from repurchases of common stock during the nine-month period ended September 30, 2015, with no such repurchases during the nine-month period ended September 30, 2016;
•	$2.7 million decrease in debt financing costs paid, of which the additional prior year costs primarily relate to the revolving credit facility entered into May 15, 2015;
•	$1.1 million increase in proceeds from the exercise of stock options; and
•	$0.5 million decrease in distributions paid to shareholders and on non-controlling interests.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured notes at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$326,242	$562,695
Unsecured debt	1,703,610	1,853,529
Total	$2,029,852	$2,416,224
Percent of Total Debt:
Mortgage notes payable	16.1%	23.3%
Unsecured debt	83.9%	76.7%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	4.0%	5.7%
Unsecured debt	4.6%	4.7%
Total	4.5%	4.9%
Weighted-average maturity in years:
Mortgage notes payable	5.8	8.9
Unsecured debt	6.2	6.5
Total	6.2	7.0
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2016 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2016	$1,204	$-	$1,204	3.75%
2017	4,931	300,000	304,931	5.67%
2018	6,601	325,000	331,601	5.11%
2019	7,360	-	7,360	3.96%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
2025	-	-	-	0.00%
Thereafter	-	328,610	328,610	4.36%
Totals	$40,605	$1,989,247	$2,029,852	4.48%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2016.

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

On August 31, 2016, we deconsolidated the 3141 Fairview Park Drive and began accounting for it under the equity method of accounting as part of Brandywine - AI Venture LLC, an unconsolidated real estate venture in which the Company holds a 50% interest. We deconsolidated $20.6 million of mortgage debt principal when the property was deconsolidated. See Note 4, "Investment in Unconsolidated Ventures," to the consolidated financial statements for further details.

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

On April 1, 2016, we repaid the entire $149.9 million principal balance of our 2016 6.00% Guaranteed Unsecured Notes upon maturity, which had a 5.95% effective interest rate.

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

Equity

On September 13, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.3 million, which it paid on October 19, 2016 to its shareholders of record as of October 5, 2016.  In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of September 30, 2016.  These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on October 17, 2016 to holders of Series E Preferred Shares totaled $1.7 million. To fund these distributions, on September 24, 2016, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.3 million, which was paid on October 19, 2016 to unitholders of record as of October 5, 2016. In addition, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of September 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on October 17, 2016 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.  In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2016:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$326,242	$4,885	$13,345	$93,397	$214,615
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,453,610	300,000	325,000	-	828,610
Ground leases (b)	73,187	1,333	2,666	2,666	66,522
Development contracts (c)	144,327	127,196	17,131	-	-
Interest expense (d)	463,207	81,509	113,639	86,804	181,255
Other liabilities (e)	26,048	2,775	5,166	5,835	12,272
	$2,736,621	$517,698	$476,947	$188,702	$1,553,274

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
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

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2016 interest rates.
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

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. We are currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.  In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $5.8 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed.

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

As of September 30, 2016, we were obligated to pay a maximum of $36.4 million for tenant improvements not yet completed and expect to incur $5.9 million for capital improvements to operating properties, which are not included in the above table. We expect that most of the obligations will be paid within one year.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three- and nine-month periods ended September 30, 2016 and 2015:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2016	2015	2016	2015
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$6,074	$18,506	$47,421	$26,536
Add (deduct):
Amount allocated to unvested restricted unitholders	79	76	263	253
Net gain on real estate venture transactions	(10,472)	-	(19,529)	-
Net gain (loss) on disposition of real estate	104	(6,083)	(114,625)	(16,673)
Net gain from remeasurement of investments in real estate ventures	-	-	-	(758)
Provision for impairment	-	-	13,069	2,508
Company's share of impairment of an unconsolidated real estate venture	5,238	-	5,238	-
Depreciation and amortization:
Real property — continuing operations	34,071	40,459	100,923	120,249
Leasing costs including acquired intangibles — continuing operations	12,783	17,755	41,528	39,829
Company’s share of unconsolidated real estate ventures	10,631	6,514	30,185	21,596
Partners’ share of consolidated real estate ventures	(58)	(55)	(176)	(168)
Funds from operations	$58,450	$77,172	$104,297	$193,372
Funds from operations allocable to unvested restricted shareholders	(166)	(223)	(281)	(603)
Funds from operations available to common share and unit holders (FFO)	$58,284	$76,949	$104,016	$192,769
Weighted-average shares/units outstanding — basic	176,606,909	179,723,139	176,493,532	180,733,816
Weighted-average shares/units outstanding — fully diluted	177,844,414	180,311,786	177,524,135	181,523,594

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2016, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $326.2 million and unsecured notes with an outstanding principal balance of $1,375.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $15.7 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $16.7 million.

As of September 30, 2016, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,415.5 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $14.0 million at September 30, 2016.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at September 30, 2016. The total fair value of our debt was approximately $305.3 million at September 30, 2016. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $21.3 million at September 30, 2016. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $23.6 million.

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
(b)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended September 30, 2016. As of September 30, 2016, $32.7 million remained available for repurchases under our share repurchase program.

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 24, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 24, 2016	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2016	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2016	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibits No.	Description
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

** Management contract or compensatory plan or arrangement.