Form 10-K
period 2016-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2017-03-01
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,908,952,336 based upon the last reported sale price of $16.80 per share on the New York Stock Exchange on June 30, 2016. An aggregate of 175,186,624 Common Shares of Beneficial Interest were outstanding as of February 17, 2017.

As of June 30, 2016 the aggregate market value of the 1,479,799 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $24,860,623 based upon the last reported sale price of $16.80 per share on the New York Stock Exchange on June 30, 2016 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference

Portions of the proxy statement for the 2017 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2016, owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	The continuing impact of modest global economic growth, which is having and may continue to have a negative effect on, among other things, the following:
•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;
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

•	impairment charges;
•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;
•	actual or threatened terrorist attacks;
•	the impact on workplace and tenant space demands driven by technology, employee culture and commuting patterns;
•	demand for tenant services beyond those traditionally provided by landlords;
•	liability and clean-up costs under environmental or other laws;
•	failure or bankruptcy of real estate venture partners;
•	inability of real estate venture partners to fund venture obligations or perform under our real estate venture development agreements;
•	failure to manage effectively our growth into new product types within our portfolio and real estate venture arrangements;
•	failure of dispositions to close in a timely manner;
•	earthquakes and other natural disasters;
•	the unforeseen impact of climate change and compliance costs relating to laws and regulations governing climate change;
•	risks associated with federal, state and local tax audits;

•	complex regulations relating to our status as a real estate investment trust, or REIT, and the adverse consequences of our failure to qualify as a REIT; and
•	the impact of adopting new accounting standards on current and, in instances where application is retrospective, historical financial results.

Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I

Item 1.	Business

Introduction

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. As of December 31, 2016, we owned 113 properties that contain an aggregate of approximately 17.6 million net rentable square feet and consist of 93 office properties, seven mixed-use properties, one retail property (101 properties, collectively the “Core Properties”), four development properties, three redevelopment properties and five properties classified as held for sale, (collectively, the “Properties”).  In addition, as of December 31, 2016, we owned economic interests in 14 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two of which own 4.3 acres of undeveloped parcels of land; two of which own 1.4 acres of land under active development; two of which own residential towers that contain 345 and 321 apartment units, respectively, and one of which owns an apartment complex that contains 398 units. As of December 31, 2016, we also owned 317 acres of undeveloped land, of which five acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of December 31, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 12.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Concord California. In addition to managing properties that we own, as of December 31, 2016, we were managing approximately 10.5 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.  Unless otherwise indicated, all references in this report to square feet represent net rentable area.  We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2016 revenue.

Organization

The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2016, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining 0.9% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.  Our executive offices are located at 555 East Lancaster Avenue, Suite 100, Radnor, Pennsylvania 19087 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; McLean, Virginia; Washington, D.C.; Camden, New Jersey; Richmond, Virginia; and Austin, Texas. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

2016 Transactions

Real Estate Acquisitions

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. We accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on our consolidated balance sheet. We funded the acquisition with $20.4 million of available corporate funds, net of prorations and other adjustments. We are currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of December 31, 2016, the land under these agreements of sale did not meet the criteria to be classified as held for sale. See Note 21, “Subsequent Events,” to the Consolidated Financial Statements

for information related to the sale of 1.7 acres. We have a continuing involvement through a completion guaranty, which requires the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels.

Real Estate Dispositions

We sold the following properties during the twelve-month period ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
October 13, 2016	620, 640, 660 Allendale Road	King of Prussia, PA	3	156,669	$12,800	$12,014	$2,382		100.0%
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	9,500	9,241	(18)	(b)	100.0%
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)		100.0%
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)	92.9%
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828		100.0%
February 4, 2016	Och-Ziff Portfolio	Various (d)	58	3,924,783	398,100	353,971	(372)	(e)	91.4%
Total Dispositions			66	5,239,632	$820,000	$769,799	$116,983

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

As of June 30, 2016, we determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, we recognized a provision for impairment totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the purchase and sale agreement for the sale of the property. The loss on sale represents additional closing costs recognized at closing.

(c)

During the three-month period ended March 31, 2016, we recognized a provision for impairment totaling approximately $7.4 million on the properties. The loss on sale primarily relates to additional closing costs recognized at closing.

(d)

Exhibit 99.2 to our Current Report on Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties disposed of in the transactions with Och-Ziff Capital Management Group LLC. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further details of the transactions.

(e)

During the three-month period ended December 31, 2015, we recognized a provision for impairment totaling approximately $45.4 million. The loss on sale represents additional closing costs recognized at closing. See “MAP Venture” section below.

We sold the following land parcels during the twelve-month period ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale (a)
December 2, 2016	Oakland Lot B	Oakland, CA	1	0.9	$13,750	$13,411	$9,039
August 19, 2016	Highlands Land	Mt. Laurel, NJ	1	2.0	288	284	193
January 15, 2016	Greenhills Land	Reading, PA	1	120.0	900	837	-	(b)
Total Dispositions			3	122.9	$14,938	$14,532	$9,232

(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015, therefore we recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale during 2016.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairments

As of December 31, 2016, we evaluated the recoverability of the carrying value of our properties that triggered assessment under the undiscounted cash flow model. Based on our evaluation, we determined that due to the reduction in our intended hold period of three properties located in the Other segment, we would not recover the carrying values of these properties. Accordingly, we recorded impairment charges on the properties of $7.3 million at December 31, 2016, reducing the aggregate carrying values of the properties from $25.8 million to their estimated fair values of $18.5 million. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.75% and 9.00%, respectively. The results were comparable to indicative pricing in the market.

During the three-month period ended June 30, 2016, we evaluated the recoverability of the carrying value of our properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, we determined that due to the reduction in our intended hold period of a property located in the Metropolitan D.C. segment, we would not recover the carrying value of that property. Accordingly, we recorded an impairment charge on the property of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rate and discount rate of 7.75% and 8.25%, respectively. The results were comparable to indicative pricing in the market.

During the three-month period ended March 31, 2016, we evaluated the recoverability of the carrying value of the properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, we determined that due to a reduction in our intended hold period, we would not recover the carrying value of two properties located in our Metropolitan D.C. segment. Accordingly, we recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. We measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were comparable to indicative pricing in the market.

Land Impairments

As of December 31, 2016, we assessed the fair value of the land parcels within our Other segment that we intend to sell in the short-term and based on that assessment, we determined that we would not recover the carrying value of five land parcels, consisting of 108 acres. Accordingly, we recorded impairment charges of $5.6 million at December 31, 2016, reducing the aggregate carrying values of the land parcels from $18.2 million to their estimated fair values of $12.6 million. We measured these impairments using indicative pricing in the markets in which each land parcel is located.

Held for Sale

The following is a summary of properties classified as held for sale at December 31, 2016 but which did not meet the criteria to be classified within discontinued operations at December 31, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2016
	Metropolitan D.C. - Office (a)	Other Segment - Office (b)	Other Segment - Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$21,720	$51,871	$-	$73,591
Accumulated depreciation	(11,935)	(20,981)	-	(32,916)
Operating real estate investments, net	9,785	30,890	-	40,675
Land held for development	-	-	1,043	1,043
Total real estate investments, net	9,785	30,890	1,043	41,718
Total assets held for sale, net	$9,785	$30,890	$1,043	$41,718

LIABILITIES HELD FOR SALE
Other liabilities	$73	$8	$-	$81
Total liabilities held for sale	$73	$8	$-	$81

(a)

As of December 31, 2016, we determined that the sale of three office properties in the Metropolitan D.C. segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded their fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $3.0 million during the three-month period ended December 31, 2016. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 10.00%, respectively. The results were comparable to indicative pricing in the market.

(b)

As of December 31, 2016, we determined that the sale of two office properties in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $11.5 million during the three-month period ended December 31, 2016. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.75% and 9.75%, respectively. The results were comparable to indicative pricing in the market.
(c)

As of December 31, 2016, we determined that the sale of a land parcel in the Other segment was probable and classified the land parcel as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the land approximated the fair value less the anticipated costs of sale. The fair value measurement was based on the pricing in the purchase and sale agreement.

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

Brandywine AI Venture: 3141 Fairview Park Drive

On December 20, 2011, we formed a real estate venture, Brandywine - AI Venture LLC, (the "AICC Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. We and Current Creek each own a 50% interest in the AICC Venture. The AICC Venture owns three office properties, which we contributed to the AICC Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland.

We maintained a regional management and leasing office at 3141 Fairview Park Drive. Consistent with the other four properties owned by the AICC Venture, financial control was shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease that we maintained at 3141 Fairview Park Drive resulted in us having continuing involvement that required 3141 Fairview Park Drive and its related operations to be consolidated by us under the financing method of accounting for sales of real estate. At formation, we concluded under ASC 810, Consolidations that it was appropriate to deconsolidate the remaining two properties and account for them under the equity method of accounting.

On August 31, 2016, we terminated our lease for the regional management and leasing office at 3141 Fairview Park Drive. Accordingly, we no longer have a continuing involvement, other than our equity method investment and property management agreement, with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result of the sale accounting, we deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from our consolidated balance sheet and recorded a $12.6 million equity method investment. Upon recognizing the sale, there was no gain or loss, as 3141 Fairview Park Drive was impaired to its fair value during the second quarter of 2016.

On September 30, 2016, we funded a capital call totaling $10.3 million to the AICC Venture for our 50% share of the mortgage debt on 3141 Fairview Park Drive. Subsequently, the AICC Venture funded $20.6 million for the repayment of its mortgage debt.

Brandywine AI Venture: Station Square Impairment

On July, 10, 2012, Brandywine – AI Venture (the “AISS Venture”), an unconsolidated real estate venture in which we own a 50% interest, acquired a three building office portfolio totaling 497,896 net rentable square feet in Silver Spring, Maryland (“Station Square”) valued at $120.6 million. During the period ended September 30, 2016, the AISS Venture recorded a $10.4 million held for use impairment charge related to Station Square, which is included in our Metropolitan D.C. segment. Our share of this impairment charge was $5.2 million and is reflected in equity in loss of Real Estate Ventures in our consolidated statement of operations for the period ended December 31, 2016.  The fair value of the Station Square properties was primarily determined based on offers received for the properties. The remaining properties in the AISS Venture were evaluated for impairment, and based on an undiscounted cash flow analysis, no additional other than temporary impairment was identified.

We evaluated for other than temporary impairment our investment in the AISS Venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment in the AISS Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the three properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of our proportionate share of the impairment charge through equity in loss of Real Estate Ventures, we evaluated the fair value of the investment in the AISS Venture through a hypothetical liquidation at book value method.  No other than temporary impairment was identified.

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

Invesco Venture

On August 19, 2016, we assigned our residual profits interest in an unconsolidated real estate venture known as Invesco, L.P. to the general partner of Invesco L.P. for $7.0 million. At the time of sale, our investment basis in Invesco, L.P. was zero and we held no other ownership interest. As a result, we recorded the entire amount of the proceeds received as a gain on sale of unconsolidated real estate ventures in our consolidated statement of operations.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, we owned a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, proration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. We recorded $3.2 million for our proportionate share of the Venture’s gain which is reflected in the “Net gain on real estate venture transactions” caption on the accompanying consolidated statement of operations. The proceeds from the sale, along with $0.2 million of working capital, were distributed to us during the third quarter of 2016.

evo at Cira Centre South Venture

On March 2, 2016, we paid $12.8 million of cash and HSRE paid $6.6 million of cash to purchase Campus Crest’s entire 30% interest in evo at Cira (See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information regarding this venture) and, as a result, each of us and HSRE owns a 50% interest in evo at Cira. Subsequent to the transaction, our investment basis in evo at Cira is $28.3 million. In conjunction with the purchase, we and HSRE entered into an amended and restated operating agreement to govern their rights and obligations as sole members of evo at Cira.

On June 10, 2016, evo at Cira refinanced its $97.8 million construction facility maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criteria relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, evo at Cira distributed $6.3 million to us.

MAP Venture

On February 4, 2016, Brandywine Operating Partnership, L.P., together with subsidiaries of the Operating Partnership, entered into a series of related transactions (the “Och-Ziff Sale”) with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition by us of 58 office properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia. The related transactions involved: (i) the sale by us to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of our fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels; and (ii) our formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”); (iii) our sale to MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) our retention of a 50% non-controlling equity interest in the MAP Venture.

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

As a result of this transaction, we received $354.0 million in proceeds and maintain a 50% ownership interest in the MAP Venture valued as of February 4, 2016 at $25.2 million, which holds the leasehold interest in the Buildings. The MAP Venture was formed as a limited liability company in which we have been designated as the Managing Member. In addition, through an affiliate, we provide property management services at the Buildings on behalf of the MAP Venture for a market based management fee.

We are not required to fund the operating losses of the MAP Venture. Accordingly, we can only incur losses equal to our investment basis in the MAP Venture.

We have determined that this transaction does not represent a significant shift in our operations that has a major impact on our economic performance. As a result, the properties are not classified as discontinued operations on the consolidated financial statements.

Coppell Associates

On January 29, 2016, we sold our entire 50% interest in an unconsolidated real estate venture known as Coppell Associates. The proceeds to us, net of closing costs and related debt payoff, were $4.6 million.  The carrying amount of our investment in Coppell Associates was a $1.1 million liability at the sale date, resulting in a $5.7 million gain on sale of our interest in the real estate venture. The investment was in a liability position because we, as a general partner, were required to fund losses of Coppell Associates. The negative investment balance represented our share of unfunded cumulative losses incurred in excess of our investment basis as of the date of sale.

Developments

As of December 31, 2016, we owned 317 acres of undeveloped land, five acres of which were held for sale, and we held options to purchase approximately 60 additional acres of undeveloped land.

933 First Avenue

During the second quarter of 2016, we commenced construction of an 111,000 square foot, four-story, Class A office property located in King of Prussia, Pennsylvania.  We anticipate the project cost to total $28.7 million, of which $9.4 million had been funded through December 31, 2016. The project is 100% leased to a single tenant.

FMC Tower at Cira Centre South

On October 31, 2013, we determined to proceed with the development of the FMC Tower at Cira Centre South (the “FMC Tower”), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania. We anticipate the project cost to total $385.0 million, of which $367.0 million had been funded through December 31, 2016.  We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured revolving credit facility, capital raised through one or more joint venture formations, proceeds from asset sales or equity and debt financing. The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to conclude during the first half of 2017.  We are a party to a development agreement and related ground lease with the University of Pennsylvania for the land parcel that the FMC Tower is being constructed on. The ground lease has a term through July 2097 and includes a variable rent provision that would provide the University of Pennsylvania, as ground lessor, with a percentage of the cash flow or proceeds of specified capital events subject to our receipt of a priority return on eligible investments.

During the second quarter of 2016 we placed into service the office component of the FMC Tower, consisting of approximately 625,000 square feet. As of December 31, 2016, we had placed into service $166.5 million of building assets and, as of February 1, 2017, had pre-leased an aggregate of 96% of the office square feet at the FMC Tower.  FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally, is the anchor tenant at the FMC Tower and has leased approximately 280,000 square feet of office space under a 16-year lease. In addition, we have leased 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.

We expect to place into service during the first half of 2017 the residential component of the project, consisting of 268 luxury residential apartments and hotel units.

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

51 N Street expects to construct two mixed-use buildings, which will include approximately 278,000 square feet of loft office, residential, ground floor retail, movie theater and on-grade public plaza space in Washington, D.C. 51 N Street expects to develop the office buildings on the 0.9 acre land parcel owned by the venture. As of December 31, 2016, the venture is still in the process of finalizing development plans and total development costs or received committed debt financing for the development.

1250 First Street expects to construct an eleven-story office building, which will include approximately 232,100 square feet of office, 15,300 square feet of retail and 145 below-grade parking spaces in Washington, D.C. 1250 First Street expects to develop the office building on the 0.5 acres land parcel owned by the venture. As of December 31, 2016, the venture is still in the process of finalizing development plans and total development costs or received committed debt financing for the development.

1919 Ventures

On January 20, 2011, we acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. We thereafter contributed the acquired land into a then newly-formed general partnership, referred to below as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest. On October 15, 2014, we acquired the 50% interest of the unaffiliated third party at fair value, which approximated carrying value. No remeasurement gain or loss on our previous investment was recorded at that time.

On October 21, 2014, we admitted an unaffiliated third party, LCOR/CalSTRS (“LCOR”) into 1919 Ventures, for $8.2 million representing a 50% interest and, reflecting an agreed upon $16.4 million valuation of the land and improvements incurred by us on behalf of 1919 Ventures.

On October 27, 2014, 1919 Ventures announced a planned 29-story, 455,000 square foot contemporary glass tower development.  The tower has been designed as a mixed-use development consisting of residential, retail and parking components and was substantially complete on September 30, 2016. The residential component of the project is comprised of 321 luxury apartments and was 76% leased as of December 31, 2016. The commercial space consists of 24,000 square feet and was 100% leased at December 31, 2016. The parking component consists of a 215-car structured parking facility.  Total project costs are estimated at $148.1 million. A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million was fully funded with equity contributions from each of us and LCOR. As of December 31, 2016, $79.3 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of us and LCOR.  The remaining project costs of $9.6 million relate to the amenities floor within the project.

4040 Wilson Venture

On July 31, 2013, we formed 4040 Wilson LLC Venture (“4040 Wilson”) as a joint venture between us and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party. We and Ashton Park each own a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,000 square foot office building representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. 4040 Wilson expects to develop the office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $202.0 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from us, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through an unaffiliated construction lender. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  We expect groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs.  During the first quarter of 2016, 4040 Wilson obtained a land loan in order to fund the predevelopment and carry costs of the venture in the amount of $5.8 million.  As of December 31 2016, there was $1.0 million outstanding on the loan.

Other Development Activities

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

We currently anticipate commencement of construction of the initial phase on or about the first half of 2018 and completion in or about the fourth quarter of 2019.  We contemplate that the initial phase will consist of a mixed-use facility containing approximately 700,000 FAR, with office space comprising at least 60% of the FAR. As of the date of this report, we have not finalized the scope of the development or entered into construction contracts.

Actual timing and scope of subsequent phases of development will depend on timing and scope of prior phases, third party approvals and design and development-related determinations by Drexel and us.  Overall, approximately 52% of the FAR is designated office, including lab and academic space, and the balance would consist of residential, retail, hospitality and parking.

We intend to fund the costs to develop each development phase of the Schuylkill Yards Project through a combination of cash on hand, capital raised through one or more real estate venture formations, and proceeds from the sale of other assets or debt financing, including project-specific mortgage financing. As of the date of this report, we have not entered into agreements with third parties for real estate venture participation in the project.

The Development Agreement provides for rights, responsibilities and restrictions relating to all phases of the project, including, but not limited to, design and construction; leasing of space; involvement of third party participants; extension and termination rights; and protocols for reaching agreement on subjects customary for long-term collaborative development projects.

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us.  If construction costs exceed the NTE amount, we are obligated to pay the excess.  As of December 31, 2016, $39.9 million of the project costs had been funded.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru of America as the single tenant. On such date, Subaru of America entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. We currently expect to deliver the building during the second quarter of 2018.  At December 31, 2016, $10.5 million of the project costs, totaling $29.3 million, had been funded.

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
•

attain high tenant retention rates by providing a full array of property management, maintenance services and tenant service amenity programs responsive to the varying needs of our diverse tenant base;

•	continue to cultivate long-term leasing relationships with a diverse base of high-quality and financially stable tenants;
•	form joint ventures with high-quality partners having attractive real estate holdings or significant financial resources;
•

utilize our reputation as a full-service real estate development and management organization to identify acquisition and development opportunities that will expand our business and create long-term value;

•	increase the economic diversification of our tenant base while maximizing economies of scale; and
•	selectively reduce our portfolio over time, in non-core suburban properties that are not located in our core regions.

We also consider the following to be important objectives:

•	to develop and opportunistically acquire high-quality office properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;
•

to monetize or deploy our land inventory for development of high-quality office properties, or rezone from office/industrial to residential, retail and hotel to align with market and demand shifts as appropriate;

•

to control development sites, including sites under option to acquire, that could support approximately 10.2 million square feet of new office, retail and residential development within our core markets;

•	to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations that other organizations may not have the resources to pursue;
•

to own and develop high quality office and mixed-use real estate meeting the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to continue to be the landlord of choice for both existing and prospective tenants;

•

to strategically grow our portfolio through the development and acquisition of new product types that support our strategy of transient-oriented and amenity based mixed-use properties located in the central business districts of Philadelphia, Pennsylvania; Austin, Texas and Washington, D.C.; and

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
•

barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on available space; and

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

We use experienced on-site construction superintendents, operating under the supervision of project managers and senior management, to control the construction process and mitigate the various risks associated with real estate development.

In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing properties, we primarily use proceeds from property dispositions and excess cash from operations after satisfying our dividend and other financing requirements. The availability of funds for new investments and maintenance of existing properties largely depends on capital markets and liquidity factors over which we can exert little control.

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, common equity investments in commercial real estate, we may, at the discretion of management or our Board of Trustees, invest in other types of equity real estate investments, mortgages and other real estate interests. We do not presently intend to invest to a significant extent in mortgages or deeds of trust, but may invest in participating mortgages or preferred equity if we conclude that we may benefit from the cash flow or any appreciation in the value of the property securing a mortgage. From time to time, we provide seller financing to buyers of our properties. We do this when the buyer requires additional funds for the purchase and provision of seller financing will be beneficial to us and the buyer compared to a mortgage loan from a third party lender.

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

Guarantees

As of December 31, 2016, our unconsolidated real estate ventures had aggregate indebtedness to third parties of $997.5 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to us.  As of December 31, 2016, the loans for which there is recourse to us consists of the following: (i) a $52.5 million payment guaranty on the term loan for evo at Cira; (ii) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (iii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.4 million payment guarantee on a loan provided to PJP VII.  On January 31, 2017, we sold our 50% interest in TB-BDN Plymouth Apartments, L.P. and our $3.2 million guarantee was cancelled. See Note 21, “Subsequent Events,” to our Consolidated Financial Statements for further information.

In connection with the agreements of sale related to the Garza Ranch (See “Real Estate Acquisitions” section above), we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $10.3 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed.

Also, we have provided a cost overrun guarantee on the Subaru Headquarters Development (See “Other Development Services” section above) for amounts in excess of the NTE amount. The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us. We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for.

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

Management Activities

We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2016, the Management Companies were managing properties containing an aggregate of approximately 28.1 million net rentable square feet, of which approximately 17.6 million net rentable square feet related to properties owned by us and approximately 10.5 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments

During the year ended December 31, 2016, we were managing our portfolio within five segments: (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, New Castle county in the state of Delaware and the City of Concord in California. The corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 18, “Segment Information,” to our Consolidated Financial Statements for information on selected assets and results of operations of our reportable segments for the three years ended December 31, 2016, 2015 and 2014.

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

Sustainability

We intend to establish sustainable office practices consistent with our overall commitment to provide excellent office environments to our customers, our employees and our vendor service providers. We are committed to the reduction of greenhouse gas emissions throughout our buildings by providing proper energy management metrics that provide environmentally responsible buildings. As both an owner and developer of property, we continue to improve design and construction of our buildings to achieve leading building performance.

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

Employees

As of December 31, 2016, we had 363 full-time employees, including 12 union employees.

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

Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our shareholders.

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

•

reduced values of our properties would limit our ability to dispose of assets at attractive prices, limit our access to debt financing secured by our properties and reduce the availability of unsecured loans;

•

one or more lenders under our unsecured revolving credit facility could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all;

•	declines in the financial condition of our tenants which would impact our ability to collect rents from our tenants;
•	competition from other commercial office, retail, and mixed-use properties and commercial buildings, and increased supply of such buildings;
•

increased operating costs, including insurance expense, utilities, real estate taxes, janitorial costs, state and local taxes, labor shortages and heightened security costs may not be offset by increased market rental rates;

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

Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the Pennsylvania Suburbs, the District of Columbia, Southern New Jersey, Northern Virginia, Southern Maryland and Austin, Texas. Any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution. Our financial performance and ability to make distributions to our shareholders will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  If we decide to not sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Periodically, our tenants experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, there could be an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk.”

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

Property ground-up development is a component of our operating and investment strategy. We intend to continue pursuing select ground-up development opportunities for long-term investment and construction of office or mixed use properties as opportunities arise. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

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

We may hire and supervise third party contractors to provide construction, engineering and various other services for wholly owned development projects, development projects undertaken by real estate ventures in which we hold an equity interest and manage or properties we are managing on behalf of unaffiliated third parties.  Certain of these contracts may be structured such that we are the principal rather than the agent.  As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged. Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants and third party customers may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship.

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

We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios that would increase our size and potentially alter our capital structure.  The success of such transactions is subject to a number of factors, including the risks that:

•	we may not be able to obtain financing for such acquisitions on favorable terms;
•	acquired properties may fail to perform as expected;
•

even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	the actual costs of repositioning, redeveloping or maintaining acquired properties may be higher than our estimates;

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

Through the recent development of the FMC Tower and the real estate ventures at 1919 Market Street and evo at Cira Centre South, our future income contributions from residential real estate will increase. These properties, which are luxury apartments, corporate suites and upscale student housing located in Philadelphia, Pennsylvania, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors may offer a more desirable location or have leasing terms more favorable than those we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we expect that as our competitors seek to capitalize on opportunities to purchase undervalued properties in this market and convert them to productive uses, the supply of rental properties may increase and the competition for tenants will intensify, which may adversely affect our operating results and cash flows.

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

We develop, acquire, and contribute properties in real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2016, we held ownership interests in 14 unconsolidated Real Estate Ventures for an aggregate investment balance of $281.3 million. We could become engaged in a dispute with one or more of our real estate venture partners that might affect our ability to operate a jointly-owned property. Moreover, our real estate venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our real estate venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our real estate venture partners or the lenders to our Real Estate Ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests and the value of our investment in the Real Estate Ventures may be affected.

Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Real estate investments generally, and in particular large office and mixed use properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than two years without potential adverse consequences to our shareholders. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

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

Terrorist attacks against our properties, or against the United States or our interests, may negatively impact our operations and the value of our securities. Attacks or armed conflicts could result in increased operating costs; for example, it might cost more in the future for building security, property and casualty insurance, and property maintenance. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all of our property replacement costs and lost revenue resulting from an attack. We might not be able to pass through the increased costs associated with such increased security measures and insurance to our tenants, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy. Such adverse economic conditions could affect the ability of our tenants to pay rent and our cost of capital, which could have a negative impact on our results.

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

In the ordinary course of our business we maintain sensitive data, including our proprietary business information and the information of our tenants and business partners, in our data centers and on our networks. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased in number, intensity and sophistication. Notwithstanding the security measures undertaken, our information technology may be vulnerable to attacks or breaches resulting in proprietary information being publicly disclosed, lost or stolen.  There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.

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

Legislative or regulatory tax changes related to REIT’s could materially and adversely affect our business.

At any time, the federal income tax laws or regulations governing REITs or the other administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

We are dependent upon our key personnel, particularly Gerard H. Sweeney - President and Chief Executive Officer, Thomas Wirth - Executive Vice President and Chief Financial Officer, Jeffrey DeVuono - Executive Vice President and Senior Managing Director, William Redd – Executive Vice President and Senior Managing Director and George Johnstone - Executive Vice President, Operations. Among the reasons that Messrs. Sweeney, Wirth, DuVuono, Redd and Johnstone are important to our success is that each has a beneficial reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors.  If we lost their services, our relationships with lenders, potential tenants and industry personnel could be affected. We are dependent on our other executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.

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

A number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

•

increases in market interest rates, relative to the dividend yield on our securities. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to go down;

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

Property Acquisitions

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. We accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on our consolidated balance sheet. We funded the acquisition with $20.4 million of available corporate funds, net of prorations and other adjustments. As of December 31, 2016, we were under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of December 31, 2016, the land under this agreement of sale did not meet the criteria to be classified as held for sale. See Note 21, “Subsequent Events,” to the Consolidated Financial Statements for information related to the sale of 1.7 acres. We have a continuing involvement through a completion guaranty, which requires the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels.

Developments

933 First Avenue

During the second quarter of 2016, we commenced construction of an 111,000 square foot, four-story, Class A office property located in King of Prussia, Pennsylvania.  We anticipate the project cost to total $28.7 million, of which $9.4 million had been funded through December 31, 2016. The project is 100% leased to a single tenant.

FMC Tower at Cira Centre South

As of December 31, 2016, we were substantially complete with the construction of the office component of FMC Tower in Philadelphia, Pennsylvania.  The building contains a total of 870,000 square feet and is expected to cost $385.0 million, of which $367.0 million has been funded through December 31, 2016.  The remaining spend relates to tenant improvements and the residential component of FMC Tower, which is expected to be funded in the first half of 2017. See Item 1., “Business – Developments” for further details on the project.

Other Development Services

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us.  If construction costs exceed the NTE amount, we are obligated to pay the excess.  As of December 31, 2016, $39.9 million of the project costs had been funded.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru of America as the single tenant. On such date, Subaru of America entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. We currently expect to deliver the building during the first quarter of 2018.  At December 31, 2016, $10.5 million of the project costs, totaling $29.3 million, had been funded.

As discussed above in Item 1., “Business - Developments,” as of December 31, 2016, we were proceeding through four of our unconsolidated real estate ventures’ development projects at 51 N Street and 1250 First Street in Washington, D.C, 1919 Market Street in Philadelphia, Pennsylvania and 4040 Wilson in Arlington, Virginia.

Property Sales

We sold the following properties during the year ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
October 13, 2016	620, 640, 660 Allendale Road	King of Prussia, PA	3	156,669	$12,800	$12,014	$2,382		100.0%
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	9,500	9,241	(18)	(b)	100.0%
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)		100.0%
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)	92.9%
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828		100.0%
February 4, 2016	Och-Ziff Portfolio	Various (d)	58	3,924,783	398,100	353,971	(372)	(e)	91.4%
Total Dispositions			66	5,239,632	$820,000	$769,799	$116,983

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

As of June 30, 2016, we determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, we recognized a provision for impairment totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the purchase and sale agreement. The loss on sale represents additional closing costs recognized at closing.

(c)

During the three-month period ended March 31, 2016, we recognized a provision for impairment totaling approximately $7.4 million on the properties. The loss on sale primarily relates to additional closing costs recognized at closing.

(d)

Exhibit 99.2 to our Current Report on Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties disposed of in the transactions with Och-Ziff Capital Management Group LLC. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further details of the transactions.

(e)

During the three-month period ended December 31, 2015, we recognized a provision for impairment totaling approximately $45.4 million. The loss on sale represents additional closing costs recognized at closing.

We sold the following land parcels during the year ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale (a)
December 2, 2016	Oakland Lot B	Oakland, CA	1	0.9	$13,750	$13,411	$9,039
August 19, 2016	Highlands Land	Mt. Laurel, NJ	1	2.0	288	284	193
January 15, 2016	Greenhills Land	Reading, PA	1	120.0	900	837	-	(b)
Total Dispositions			3	122.9	$14,938	$14,532	$9,232

(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015, therefore we recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale during 2016.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at December 31, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2016
	Metropolitan D.C. - Office (a)	Other Segment - Office (b)	Other Segment - Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$21,720	$51,871	$-	$73,591
Accumulated depreciation	(11,935)	(20,981)	-	(32,916)
Operating real estate investments, net	9,785	30,890	-	40,675
Land held for development	-	-	1,043	1,043
Total real estate investments, net	9,785	30,890	1,043	41,718
Total assets held for sale, net	$9,785	$30,890	$1,043	$41,718

LIABILITIES HELD FOR SALE
Other liabilities	$73	$8	$-	$81
Total liabilities held for sale	$73	$8	$-	$81

(a)

As of December 31, 2016, we determined that the sale of three office properties in the Metropolitan D.C. segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded their fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $3.0 million during the three-month period ended December 31, 2016. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 10.00%, respectively. The results were comparable to indicative pricing in the market.

(b)

As of December 31, 2016, we determined that the sale of two office properties in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $11.5 million during the three-month period ended December 31, 2016. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.75% and 9.75%, respectively. The results were comparable to indicative pricing in the market.

(c)

As of December 31, 2016, we determined that the sale of a land parcel in the Other segment was probable and classified the land parcel as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the land approximated the fair value less the anticipated costs of sale. The fair value measurement was based on the pricing in the purchase and sale agreement.

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

Properties

As of December 31, 2016, we owned 113 properties that contain an aggregate of approximately 17.6 million net rentable square feet and consist of 93 office properties, seven mixed-use properties, one retail property (101 core properties), four development properties, three redevelopment properties and five properties classified as held for sale (collectively, the “Properties”).  The properties are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin Texas; and Concord, California. As of December 31, 2016, the properties, excluding development and redevelopment, were approximately 93.3% occupied by 825 tenants and had an average age of approximately 24.1 years. The office properties are a combination of urban and transit-oriented suburban office buildings containing an average of approximately 159,350 net rentable square feet. The mixed-use properties accommodate a variety of tenant uses, including retail, residential apartment units and a hotel. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits which we believe are adequate.

The following table sets forth information with respect to our core properties at December 31, 2016:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2016 (a)	Total Base Rent for the Twelve Months Ended December 31, 2016 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2016 (c)
PENNSYLVANIA SUBURBS SEGMENT
150 Radnor Chester Road		Radnor	PA	1983	340,380	98.8%	$10,849	$35.64
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	7,304	35.02
555 Lancaster Avenue		Radnor	PA	1973	241,687	98.8%	6,889	34.58
401 Plymouth Road		Plymouth Meeting	PA	2001	204,186	98.8%	6,145	33.03
One Radnor Corporate Center		Radnor	PA	1998	201,874	100.0%	5,423	30.12
101 West Elm Street		W. Conshohocken	PA	1999	173,827	96.6%	4,474	26.42
Five Radnor Corporate Center		Radnor	PA	1998	164,505	100.0%	5,258	34.63
Four Radnor Corporate Center		Radnor	PA	1995	164,464	91.4%	4,822	33.98
660 West Germantown Pike		Plymouth Meeting	PA	2014	161,521	100.0%	4,709	31.82
630 Allendale Road		King of Prussia	PA	2000	150,000	12.4%	1,189	25.00
640 Freedom Business Center		King Of Prussia	PA	1991	132,000	98.7%	2,464	21.81
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,077	100.0%	2,358	27.96
400 Berwyn Park		Berwyn	PA	1999	124,182	100.0%	3,125	28.77
Metroplex (4000 Chemical Road)		Plymouth Meeting	PA	2007	120,877	100.0%	3,455	32.27
Three Radnor Corporate Center		Radnor	PA	1998	119,087	100.0%	3,453	30.46
Six Tower Bridge (181 Washington Street)		Conshohocken	PA	1999	116,174	90.5%	2,463	19.98
300 Berwyn Park		Berwyn	PA	1989	107,702	99.7%	2,377	25.11
Two Radnor Corporate Center		Radnor	PA	1998	97,576	100.0%	2,865	33.92
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,735	28.40
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	88.2%	1,763	25.83
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	100.0%	2,034	28.92
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	76.3%	1,724	25.33
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	92.7%	1,978	27.60
630 Freedom Business Center		King Of Prussia	PA	1989	86,683	100.0%	1,502	20.16
1200 Swedesford Road		Berwyn	PA	1994	86,622	76.5%	1,695	31.82
620 Freedom Business Center		King Of Prussia	PA	1986	86,570	100.0%	1,821	25.64
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,332	26.45
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	100.0%	1,671	23.86
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	100.0%	1,874	23.76
200 Berwyn Park		Berwyn	PA	1987	75,025	90.4%	1,555	26.81
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,826	22.97
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	100.0%	797	25.33
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,150	36.08
14 Campus Boulevard		Newtown Square	PA	1998	69,542	100.0%	1,815	29.82
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	2,267	33.17
610 Freedom Business Center		King Of Prussia	PA	1985	62,991	100.0%	1,008	15.57
426 Lancaster Avenue		Devon	PA	1990	61,102	100.0%	1,213	24.22
1180 Swedesford Road		Berwyn	PA	1987	60,371	78.7%	1,063	25.28
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,387	26.26
100 Berwyn Park		Berwyn	PA	1986	57,730	100.0%	1,179	24.33
650 Park Avenue		King Of Prussia	PA	1968	54,338	68.9%	572	18.92
15 Campus Boulevard		Newtown Square	PA	2002	49,621	100.0%	1,369	27.74
17 Campus Boulevard		Newtown Square	PA	2001	48,565	100.0%	1,137	27.15
11 Campus Boulevard		Newtown Square	PA	1998	47,700	100.0%	1,063	25.02
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,212	29.71
600 Park Avenue		King Of Prussia	PA	1964	39,000	100.0%	234	6.06
18 Campus Boulevard		Newtown Square	PA	1990	37,374	87.4%	752	26.42
200 Radnor Chester Road	(k)	Radnor	PA	2014	17,884	100.0%	877	53.84

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					5,026,147	94.5%	$124,227	$29.19

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
Three Logan Square (1717 Arch Street)		Philadelphia	PA	1990	1,029,413	99.3%	$27,803	$32.90
Two Commerce Square (2001 Market Street)		Philadelphia	PA	1992	953,276	97.2%	18,478	29.45
One Commerce Square (2005 Market Street)		Philadelphia	PA	1987	942,866	97.9%	17,184	28.19
Cira Centre (2929 Arch Street)		Philadelphia	PA	2005	730,187	98.1%	25,712	35.28
Two Logan Square (100 North 18th Street)	(f)	Philadelphia	PA	1988	708,844	97.2%	17,390	31.41
One Logan Square (130 North 18th Street)		Philadelphia	PA	1989	595,041	97.9%	13,942	33.12
3020 Market Street	(d)	Philadelphia	PA	2008	190,925	99.2%	4,513	26.16
Philadelphia Marine Center	(d), (g)	Philadelphia	PA	Various	181,900	100.0%	634	5.27

618-634 Market Street	(g), (j)	Philadelphia	PA	2015	15,878	64.5%	240	24.39
Cira Centre South Garage (2930 Chestnut Street)	(i)	Philadelphia	PA	2010	9,788	73.6%	169	25.39
The Lift at Juniper Street (101 - 103 Juniper Street)	(g), (h)	Philadelphia	PA	2011	-	0.0%	-	-

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					5,358,118	98.0%	$126,065	$30.22

METROPOLITAN WASHINGTON D.C. SEGMENT
1676 International Drive		McLean	VA	1999	299,387	95.0%	$10,571	$38.66
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	7,964	36.20
2291 Wood Oak Drive		Herndon	VA	1999	230,389	90.3%	7,162	37.19
1900 Gallows Road		Vienna	VA	1989	210,632	81.9%	5,332	31.04
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	94.8%	4,097	30.48
2411 Dulles Corner Park		Herndon	VA	1990	179,045	92.3%	4,219	26.26
2121 Cooperative Way		Herndon	VA	2000	162,578	77.1%	3,655	27.40
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	100.0%	4,861	27.96
8260 Greensboro Drive		McLean	VA	1980	158,961	92.8%	3,633	25.29
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,668	36.11
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	96.0%	4,148	19.50
8521 Leesburg Pike		Vienna	VA	1984	150,897	83.0%	3,824	30.54
2273 Research Boulevard		Rockville	MD	1999	147,689	75.0%	3,399	24.22
2275 Research Boulevard		Rockville	MD	1990	147,650	86.7%	3,136	25.97
2277 Research Boulevard		Rockville	MD	1986	138,095	93.2%	3,384	26.14
11720 Beltsville Drive	(e)	Beltsville	MD	1987	128,903	56.1%	1,626	24.95
2201 Cooperative Way		Herndon	VA	1990	128,173	94.7%	3,304	29.71
13825 Sunrise Valley Drive		Herndon	VA	1989	103,967	83.8%	2,157	25.47
11700 Beltsville Drive	(e)	Beltsville	MD	1981	96,843	72.1%	1,781	25.31
11710 Beltsville Drive	(e)	Beltsville	MD	1987	81,281	25.4%	477	20.05
11740 Beltsville Drive	(e)	Beltsville	MD	1987	6,783	100.0%	142	26.24

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					3,284,896	87.4%	$84,540	$30.50

AUSTIN, TX SEGMENT
11501 Burnet Road - Building 1		Austin	TX	1991	203,210	100.0%	$3,068	$18.90
11501 Burnet Road - Building 5		Austin	TX	1991	199,108	100.0%	2,958	22.17
11501 Burnet Road - Building 3		Austin	TX	1991	199,559	100.0%	2,993	18.32
11501 Burnet Road - Building 2		Austin	TX	1991	143,896	100.0%	3,830	27.49
11501 Burnet Road - Building 4		Austin	TX	1991	141,434	100.0%	2,147	17.97
11501 Burnet Road - Building 8		Austin	TX	1991	75,768	100.0%	1,038	18.55

SUBTOTAL - AUSTIN, TX SEGMENT					962,975	100.0%	$16,034	$20.58

OTHER SEGMENT
Concord Airport Plaza - A (1220 Concord Avenue)	(e)	Concord	CA	1984	175,153	100.0%	$4,257	$28.29
Concord Airport Plaza - B (1200 Concord Avenue)	(e)	Concord	CA	1984	175,103	100.0%	4,434	28.65
300 Delaware Avenue		Wilmington	DE	1989	298,071	77.3%	2,723	15.54
920 North King Street		Wilmington	DE	1989	203,328	96.9%	3,610	27.19
220 Lake Drive East		Cherry Hill	NJ	1988	78,509	92.6%	786	22.74
200 Lake Drive East		Cherry Hill	NJ	1989	76,352	90.8%	1,136	28.10
210 Lake Drive East		Cherry Hill	NJ	1986	60,604	100.0%	777	23.03
2 Foster Avenue	(g)	Gibbsboro	NJ	1974	50,761	100.0%	185	3.80
Five Eves Drive		Marlton	NJ	1986	45,564	100.0%	480	19.58
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	718	24.86
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	93.7%	393	18.42
Two Eves Drive		Marlton	NJ	1987	37,532	100.0%	406	17.80
Main Street - Promenade		Voorhees	NJ	1988	31,445	84.6%	277	17.30
Four B Eves Drive		Marlton	NJ	1987	27,011	67.1%	-	-
Four A Eves Drive		Marlton	NJ	1987	24,687	90.3%	192	12.70
1 Foster Avenue	(g)	Gibbsboro	NJ	1972	24,255	100.0%	93	3.80
4 Foster Avenue	(g)	Gibbsboro	NJ	1974	23,372	84.2%	137	6.24
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	88.2%	178	16.69
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	95.7%	229	12.99
5 U.S. Avenue	(g)	Gibbsboro	NJ	1987	5,000	100.0%	32	6.56
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	-	-

SUBTOTAL - OTHER SEGMENT					1,462,524	92.3%	$21,043	$21.70

TOTAL	16,094,660	94.3%	$371,909	$28.52

ASSETS HELD FOR SALE	(664,066)	78.3%	$(12,717)	$27.19

TOTAL CORE PORTFOLIO	15,430,594	95.1%	$359,192	$28.63

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2016 at the property by the aggregate net rentable square feet of the property.
(b)

“Total Base Rent” for the twelve months ended December 31, 2016 represents base rents earned during such period, including tenant reimbursements, and excluding parking income, tenant inducements and deferred market rent adjustments, calculated in accordance with accounting principles generally accepted in the U.S., determined on a straight-line basis.

(c)

“Average Annualized Rental Rate” is calculated by taking the sum of the annualized current base rent as of December 31, 2016 plus the annualized current billable operating expense reimbursements excluding tenant electricity divided by the total square feet occupied as of December 31, 2016.

(d)	These properties are subject to a ground lease with a third party.
(e)	These properties were held for sale at December 31, 2016. Although we have four buildings labeled held for sale in our Metropolitan D.C. segment, these buildings represent three properties.
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

(g)	These properties are mixed-use.
(h)	This is a 220-space parking garage facility.
(i)	This is a 1,662-space parking garage facility.
(j)	This is a 330-space parking garage facility that also contains retail space.
(k)	This property is retail.

The following table shows information regarding rental rates and lease expirations for the Properties, excluding development and redevelopment properties, at December 31, 2016 and assumes that none of the tenants exercises renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2016 (b)	11	13,694	$209,942	$15.33	0.0%	0.0%
2017	126	1,242,718	33,204,857	26.72	6.8%	6.8%
2018	146	1,544,534	49,233,519	31.88	10.1%	16.9%
2019	117	1,289,753	41,765,639	32.38	8.5%	25.4%
2020	127	1,989,774	54,607,857	27.44	11.2%	36.6%
2021	109	1,471,150	46,063,084	31.31	9.4%	46.0%
2022	82	2,144,523	68,221,072	31.81	13.9%	59.9%
2023	43	510,265	16,620,823	32.57	3.4%	63.3%
2024	42	955,753	37,799,567	39.55	7.7%	71.0%
2025	19	486,984	17,825,454	36.60	3.6%	74.6%
2026	29	847,760	28,795,957	33.97	5.9%	80.5%
2027 and thereafter	54	2,516,648	94,822,776	37.68	19.5%	100.0%
	905	15,013,556	$489,170,547	$32.58	100.0%

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

At December 31, 2016, our Properties were leased to 825 tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases at the Properties, excluding development and redevelopment properties, with the 20 tenants having the largest amounts of space leased based upon Annualized Base Rent as of December 31, 2016:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
IBM, Inc.	1	57	819,079	5.5%	$15,860	3.7%
Comcast Corporation	3	30	411,917	2.7%	12,858	3.0%
Wells Fargo Bank, N.A.	6	19	375,412	2.5%	10,994	2.6%
Northrup Grumman Corporation	2	17	284,460	1.9%	10,011	2.3%
Pepper Hamilton LLP	2	129	292,926	2.0%	9,472	2.2%
General Services Administration — U.S. Govt.	8	29	138,860	0.9%	8,786	2.0%
Lincoln National Management Co.	1	43	221,659	1.5%	7,986	1.9%
KPMG LLP	2	94	189,282	1.3%	7,434	1.7%
Dechert LLP	1	49	191,208	1.3%	7,122	1.7%
Macquarie US	1	43	223,355	1.5%	6,611	1.5%
Deltek Systems, Inc.	1	68	157,900	1.1%	6,048	1.4%
Blank Rome	1	61	196,689	1.3%	5,630	1.3%
Drinker Biddle & Reath LLP	1	154	157,989	1.1%	5,572	1.3%
CSL Behring LLC	4	139	232,538	1.5%	5,389	1.3%
PricewaterhouseCoopers LLP	1	160	161,450	1.1%	4,867	1.1%
Janney Montgomery Scott, LLC	2	136	155,026	1.0%	4,781	1.1%
Reliance Standard Life Insurance Company	2	60	147,202	1.0%	4,471	1.0%
VWR Management Services LLC	1	96	149,858	1.0%	4,369	1.0%
Reed Smith LLP	1	171	129,996	0.9%	4,179	1.0%
ManTech Mission, Cyber & Technology Solutions, Inc.	1	88	109,736	0.7%	4,057	0.9%
Consolidated Total/Weighted Average	42	72	4,746,542	31.8%	$146,497	34.0%

(a)	The identified tenant includes affiliates of the tenant in certain circumstances.
(b)

Annualized Base Rent represents the monthly base rent, excluding tenant reimbursements, for each lease in effect at December 31, 2016 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Real Estate Ventures

As of December 31, 2016, we held ownership interests in 14 unconsolidated Real Estate Ventures for an aggregate investment balance of $281.3 million. We formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential, and/or mixed-use properties. As of December 31, 2016, seven of the real estate ventures owned properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two real estate ventures owned 4.3 acres of undeveloped parcels of land; two real estate ventures owned 1.4 acres of land under active development; two real estate ventures owned  residential towers that contain 345 and 321 apartment units, respectively, and one real estate venture owned an apartment complex that contains 398 units.

We account for our investments in these Real Estate Ventures using the equity method.  For further information regarding Real Estate Ventures, see Note 4, “Investment in Unconsolidated Real Estate Ventures,” of our Consolidated Financial Statements.

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

The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 17, 2017, there were 614 holders of record of our common shares and 29 holders of record (in addition to Brandywine Realty Trust) of Class A units of the Operating Partnership. On February 17, 2017, the last reported sales price of the common shares on the NYSE was $16.31. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Declared During Quarter
First Quarter 2015	$17.00	$14.81	$0.15
Second Quarter 2015	$16.10	$13.28	$0.15
Third Quarter 2015	$13.99	$11.72	$0.15
Fourth Quarter 2015	$13.87	$12.18	$0.15
First Quarter 2016	$14.11	$11.29	$0.15
Second Quarter 2016	$16.80	$13.72	$0.16
Third Quarter 2016	$16.87	$15.22	$0.16
Fourth Quarter 2016	$16.51	$14.21	$0.16

For each quarter in 2016 and 2015, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.

In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations, (FFO). See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unsecured Revolving Credit Facility and Unsecured term Loan,” below and Note 7, “Debt Obligations,” to our Consolidated Financial Statements for further details.

Our Board of Trustees has adopted a dividend policy designed such that our distributions are consistent with our normalized taxable income for 2016.  On December 6, 2016, our Board of Trustees declared a quarterly dividend distribution of $0.16 per common share that was paid on January 25, 2017.  On December 8, 2015, our Board of Trustees declared a quarterly dividend distribution of $0.15 per common share that was paid on January 20, 2016.

The following table provides information as of December 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,377,778	$15.36	4,295,559
Equity compensation plans not approved by security holders	—	—	—
Total	2,377,778	$15.36	4,295,559

(1)

Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to adoption of the 1997 Plan.  Under the 1997 Plan, as amended, the number of common shares remaining available for awards under the 1997 Plan was 4,295,559 as of December 31, 2016.

We maintain a share repurchase program under which the Board of Trustees has authorized us to repurchase common shares of Brandywine Realty Trust with no expiration date. On July 22, 2015, our Board of Trustees authorized share repurchases of up to $100.0 million. During the year ended December 31, 2016, there were no shares repurchased under the program. During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share, totaling $67.3 million.

SHARE PERFORMANCE GRAPH

The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500, (ii) the Russell 2000, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Equity Office Index for the period beginning December 31, 2011 and ending December 31, 2016 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2011.

	Year Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Brandywine Realty Trust	100.00	135.34	163.60	193.43	172.49	217.36
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07
NAREIT Equity Office Index	100.00	114.15	120.52	151.68	152.11	172.14

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The selected data have been revised to reflect disposition of all properties from January 1, 2012 through December 31, 2013, which have been reclassified as discontinued operations for all periods presented. Following the adoption of revised accounting guidance on January 1, 2014, which is applied prospectively, no dispositions have qualified as discontinued operations.

Brandywine Realty Trust

(in thousands, except per common share data and number of properties)

Years Ended December 31,	2016	2015	2014	2013	2012
Operating Results
Total revenue	$525,463	$602,631	$596,982	$562,210	$535,679
Income (loss) from continuing operations	40,501	(30,740)	6,024	38,982	(37,309)
Net income (loss)	40,501	(30,740)	6,942	43,189	6,529
Income (loss) allocated to Common Shares	32,950	(37,630)	(274)	35,514	(8,238)
Income (loss) from continuing operations per Common Share
Basic	$0.19	$(0.21)	$(0.01)	$0.20	$(0.36)
Diluted	$0.19	$(0.21)	$(0.01)	$0.20	$(0.36)
Earnings (loss) per Common Share
Basic	$0.19	$(0.21)	$-	$0.23	$(0.06)
Diluted	$0.19	$(0.21)	$-	$0.23	$(0.06)
Cash distributions declared per Common Share	$0.63	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,182,251	$3,225,427	$3,827,826	$3,853,006	$3,922,893
Total assets	4,099,213	4,554,511	4,835,210	4,741,615	4,479,993
Total indebtedness	2,013,112	2,384,717	2,427,345	2,571,901	2,438,614
Total liabilities	2,215,776	2,602,420	2,675,884	2,820,180	2,706,477
Noncontrolling interest	17,093	18,166	18,499	21,215	21,238
Brandywine Realty Trust’s equity	1,866,344	1,933,925	2,140,827	1,900,220	1,752,278
Other Data
Cash flows from (a):
Operating activities	$172,222	$195,099	$188,999	$183,484	$159,110
Investing activities	500,910	(166,452)	(270,785)	104,708	(74,864)
Financing activities	(535,907)	(229,455)	76,081	(26,534)	(83,107)
Funds from operations (FFO) (b)	166,979	261,793	227,662	210,373	170,533
Property Data
Number of properties owned at year end	113	179	200	204	221
Net rentable square feet owned at year end	17,618	23,015	25,083	24,765	25,079

Brandywine Operating Partnership, L.P.

(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2016	2015	2014	2013	2012
Operating Results
Total revenue	$525,463	$602,631	$596,982	$562,210	$535,679
Income (loss) from continuing operations	40,501	(30,740)	6,024	38,982	(37,309)
Net income (loss)	40,501	(30,740)	6,942	43,189	6,529
Income (loss) from continuing operations per Common Partnership Unit
Basic	$0.19	$(0.21)	$(0.01)	$0.20	$(0.36)
Diluted	$0.19	$(0.21)	$(0.01)	$0.20	$(0.36)
Income (loss) per Common Partnership Units
Basic	$0.19	$(0.21)	$-	$0.23	$(0.06)
Diluted	$0.19	$(0.21)	$-	$0.23	$(0.06)
Cash distributions declared per Common Partnership Unit	$0.63	$0.60	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,182,251	$3,225,427	$3,827,826	$3,853,006	$3,922,893
Total assets	4,099,213	4,554,511	4,835,210	4,741,615	4,479,993
Total indebtedness	2,013,112	2,384,717	2,427,345	2,571,901	2,438,614
Total liabilities	2,215,776	2,602,420	2,675,884	2,820,180	2,706,477
Redeemable limited partnership units	23,795	22,114	24,571	26,486	26,777
Brandywine Operating Partnership’s equity	1,857,492	1,927,945	2,133,745	1,894,003	1,746,739
Non-controlling interest	2,150	2,032	1,010	946	-
Other Data
Cash flows from (a):
Operating activities	$172,222	$195,099	$188,999	$183,484	$159,110
Investing activities	500,910	(166,452)	(270,785)	104,708	(74,864)
Financing activities	(535,907)	(229,455)	76,081	(26,534)	(83,107)
Funds from operations (FFO) (b)	166,979	261,793	227,662	210,373	170,533
Property Data
Number of properties owned at year end	113	179	200	204	221
Net rentable square feet owned at year end	17,618	23,015	25,083	24,765	25,079

(a)

During the fourth quarter of 2016, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Payments (“ASU 2016-15”), which provides guidance on how certain transactions are classified in the statement of cash flows.  See Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further information. The adoption of this guidance resulted in a reclassification of debt extinguishment costs totaling $53.4 million from operating activities to financing activities in the consolidated statements of cash flows for the year ended December 31, 2016. There was no other impact from the adoption of this guidance.

(b)

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funds From Operations (FFO)," for a discussion and definition of FFO and a reconciliation of net income (loss) attributable to common unit holders to FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.

OVERVIEW

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. As of December 31, 2016, we owned 113 properties that contain an aggregate of approximately 17.6 million net rentable square feet and consist of 93 office properties, seven mixed-use properties, one retail property (101 core properties, collectively the “Core Properties”),  four development properties, three redevelopment properties and five properties classified as held for sale (collectively, the “Properties”).  In addition, as of December 31, 2016, we owned economic interests in 14 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), of which seven own properties that contain approximately 8.0 million net rentable square feet of office space; two own 4.3 acres of undeveloped parcels of land; two own 1.4 acres of land under active development; two own residential towers that contain 345 and 321 apartment units, respectively, and one owns an apartment complex that contains 398 units. As of December 31, 2016, we also owned 317 acres of undeveloped land, of which five acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of December 31, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to 12.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Concord, California. In addition to managing properties that we own, as of December 31, 2016, we were managing approximately 10.5 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.  Unless otherwise indicated, all references in this report to square feet represent rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2016 revenue.

Prior to the MAP Venture formation on February 4, 2016, (See Note 4, “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements), our consolidated portfolio included 20 industrial properties. As of December 31, 2016, we held four remaining industrial properties in Core Properties, which we reclassified as mixed-use.

During the year ended December 31, 2016, we were managing our portfolio within five markets; (1) Pennsylvania Suburbs, (2) Philadelphia Central Business District (“CBD”), (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. Subsequent to the Och-Ziff Sale, the markets previously defined as New Jersey/Delaware and California are now being managed as a consolidated segment entitled “Other,” as these geographies no longer provide a significant revenue contribution. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Burlington and Camden counties in New Jersey, properties in New Castle county in the state of Delaware and properties in the City of Concord in California. Our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

The following highlights our financial results for year the ended December 31, 2016:

•Net income/(loss) available to common shareholders increased by $70.5 million to $32.9 million for the year ended December 31, 2016, as compared to a $37.6 million loss for the corresponding period in 2015.

•Funds from operations available to common share and unit holders (“FFO”) decreased from $261.8 million or $1.45 per diluted share for the year ended December 31, 2015, to $167.0 million or $0.94 per diluted share for the year ended December 31, 2016 (see additional disclosure in the “Funds From Operations (FFO)” section below).

•Same Store net operating income increased 1.1% for the year ended December 31, 2016, as compared to the corresponding period in 2015 (see additional disclosure on Same Store net operating income in  “Results of Operations” section below).

•Core Occupancy increased from 93.5% at December 31, 2015, to 93.9% at December 31, 2016.

Factors that May Influence Future Results of Operations

Global Market and Economic Conditions

In the U.S., market and economic conditions have been improving, characterized by more availability to credit, increasing interest rates and modest growth. While recent economic data reflects modest growth, the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads. Volatility in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. The continuation of any adverse market conditions may limit our ability, as well as the ability of our tenants, to timely refinance maturing liabilities and access capital markets to meet liquidity needs.

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

Equity Method Investment Valuation

Our equity method investments, consisting of our investments in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate.  Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments.  As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. In valuing our equity method investments, fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. However, such quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate or we are unable to lease our development projects, it could result in declines in the fair value of our equity method investments that are other than temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments and our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.

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

Financial and Operating Performance

Our financial and operating performance is dependent upon the demand for office, residential and retail space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during 2017 and possibly beyond as the current economic climate may negatively impact tenants.

Overall economic conditions, including but not limited to higher unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2016:

	Year ended December 31,
	2016	2015
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,430,594	16,956,840
Occupancy percentage (end of period)	93.9%	93.5%
Average occupancy percentage	93.6%	91.4%
Total Portfolio, less properties in development (2):
Retention rate	69.5%	77.1%
New leases and expansions commenced (square feet)	914,333	1,323,393
Leases renewed (square feet)	824,232	1,661,930
Net absorption (square feet)	(147,075)	268,988
Percentage change in rental rates per square feet (3)
New and expansion rental rates	15.3%	16.1%
Renewal rental rates	9.2%	5.2%
Combined rental rates	11.6%	8.8%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$3.82	$4.38
Tenant Improvements (per square feet)	$10.74	$15.79
Weighted average lease term (years)	5.9	7.8
Total capital per square foot per lease year	$2.44	$2.42

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 6.8% of our aggregate final annualized base rents as of December 31, 2016 (representing approximately 8.3% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2017.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the year ended December 31, 2016 is 69.5% compared to a retention rate of 77.1% for the year ended December 31, 2015. The lower relative retention for the year ended December 31, 2016 primarily resulted from the expiration of a lease for a large tenant in our Pennsylvania Suburbs segment. Rental rates on leases expiring during 2016 did not deviate significantly from market renewal rates in the regions in which we operate. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.1 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2016 compared to $16.2 million or 9.1% of total receivables (including accrued rent receivable) as of December 31, 2015.

If poor economic conditions materialize, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

933 First Avenue

During the second quarter of 2016, we commenced construction of an 111,000 square foot, four-story, Class A office property located in King of Prussia, Pennsylvania.  We anticipate the project cost to total $28.7 million, of which $9.4 million had been funded through December 31, 2016. The project is 100% leased to a single tenant.

FMC Tower at Cira Centre South

On October 31, 2013, we determined to proceed with development of the FMC Tower at Cira Centre South (the “FMC Tower”), designed as a trophy class, mixed-use office tower at 30th and Walnut Streets in Philadelphia, Pennsylvania, a 49-story mixed-use office tower on a site ground leased from the University of Pennsylvania. FMC Tower includes approximately 625,000 square feet of office space, 268 hotel and extended stay suites and a restaurant, with an additional floor containing a full range of amenities. As of December 31, 2016, the office component was substantially complete and placed into service. We expect to place into service during the first half of 2017 the residential component of the project, consisting of 268 luxury residential apartments and hotel units.

We have reduced development risk by pre-leasing, as of February 1, 2017, an aggregate of 96% of the office square feet at FMC Tower.  FMC Corporation, a diversified chemical company serving agricultural, consumer and industrial markets globally, is the anchor tenant at the FMC Tower and has leased approximately 280,000 square feet of office space. The lease with FMC Corporation has an initial term of sixteen (16) years from initial occupancy. In addition, we also leased approximately 100,000 square feet of office space to the University of Pennsylvania under a 20-year lease.

We anticipate the project cost to total $385.0 million, of which $367.0 million has been funded through December 31, 2016. We intend to fund remaining development costs through a combination of potential sources, including existing cash balances, availability under our unsecured revolving credit facility and proceeds from asset sales.  The costs to complete the project will be funded over the construction period, which commenced in the second quarter of 2014 and is scheduled to be substantially complete during the first half of 2017.

Our ground lease with the University of Pennsylvania has a term through July 2097, with a variable rent that would provide the University of Pennsylvania with a percentage of the cash flow or proceeds of specified capital events subject to receipt of a priority return on the eligible investments.

1919 Ventures

On October 27, 2014, 1919 Ventures, a 50/50 joint venture between LCOR and us, announced a planned 29-story, 455,000 square foot contemporary glass tower development at 1919 Market Street in Philadelphia, Pennsylvania.  The tower has been designed as a mixed-use development consisting of residential, retail and parking components and was substantially complete on September 30, 2016. The residential component of the project is comprised of 321 luxury apartments and was 76% leased as of December 31, 2016. The commercial space consists of 24,000 square feet and was 100% pre-leased at December 31, 2016.  The parking component consists of a 215-car structured parking facility.  Total project costs are estimated at $148.1 million.  A portion of the costs are being funded with proceeds of an $88.9 million secured construction loan from an unaffiliated institutional lender, and the remaining $59.2 million was fully funded with equity contributions from each of us and LCOR. As of December 31, 2016, $79.3 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of us and LCOR. The remaining project costs of $9.6 million relate to the amenities floor within the project.

4040 Wilson Venture

4040 Wilson, a 50/50 joint venture between Ashton Park and us, expects to develop a 426,000 square foot office building on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon valuation of $36.0 million. The total estimated project costs are $202.0 million, which we expect will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from us, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through an unaffiliated construction loan. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  We expect groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs. During the first quarter of 2016, 4040 Wilson obtained a land loan in order to fund the predevelopment and carry costs of the venture in the amount of $5.8 million. As of December 31, 2016, there was $1.0 million outstanding on the loan. If 4040 Wilson is unable to achieve the preleasing targets agreed upon by the partners, our equity method investment in 4040 Wilson could become other than temporarily impaired. We received an appraisal from an independent valuation expert to support our conclusion that the fair value of 4040 Wilson’s underlying real estate, if liquidated, is in excess of our current equity method investment basis as of December 31, 2016.

Land Holdings

As of December 31, 2016, we owned approximately 317 acres of undeveloped land, five acres of which were held for sale, and we held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates.  As of December 31, 2016, the total potential development that these land parcels could support amounted to 12.3 million square feet.

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

Purchase Price Allocation

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease (includes the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase of rental income over the remaining non-cancellable terms of the respective leases, including any fixed-rate renewal option periods that are considered probable.

Other intangible assets also include in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rents at market rates during the expected lease-up periods, which primarily range from four to twelve months. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of its pre-acquisition due diligence as part of our consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.  We also evaluate tenant relationships on a tenant-specific basis.  On certain of our acquisitions this intangible has been deemed immaterial, in which case no related intangible asset value is assigned.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, is charged to expense and market rate adjustments (above or below) are recorded to revenue.

We record development acquisitions that do not meet the accounting criteria to be accounted for as business combinations at the purchase price paid. Costs directly associated with acquisitions accounted for as asset acquisitions are capitalized as part of the cost of the acquisition.

Impairment or Disposal of Long-Lived Assets

We review our long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of the properties included within our impairment analysis. We update leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicates an impairment in value. Additionally, we consider strategic decisions regarding the future development plans for property under development and land held for development and other market factors. For long-lived assets to be held and used, we analyze recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that we will dispose of assets earlier, we analyze the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various possible hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when our plans change, we revise our recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with our revised plans.

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

We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Trustees, or by officers vested with authority to approve the transaction and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, we stop depreciating the property and estimate the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized, reducing the net carrying value of the property to its estimated fair value, less selling costs. For periods in which a property is classified as held for sale, we classify the assets of the property as held for sale on the consolidated balance sheet for such periods.

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

Impairment of Land Held for Development

When demand for build-to-suit office space declines and the ability to sell land held for development deteriorates, or other market factors indicate a possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.

Investments in Unconsolidated Real Estate Ventures

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that we have the obligations to fund losses, our maximum exposure to loss is not limited to the carrying amount of its investments.

When an entity is not deemed to be a VIE, we consolidate entities for which we have significant decision making control over the entity’s operations. Our judgement with respect to the level of influence or control of an entity involves consideration of various factors including the form of our ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. The assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as managing member. We continuously assesses our determination of the primary beneficiary for each entity and assesses reconsideration events that may cause a change in the original determinations. The portion of the consolidated entities that is not owned by us is presented as non-controlling interest as of and during the periods consolidated. All intercompany transactions have been eliminated in consolidation.

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

We recognize fees received for lease terminations as revenue and write off against such revenue any deferred rents receivable. The resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property, unless we cannot determine that collectability of the lease termination revenue is reasonably assured.

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

RESULTS OF OPERATIONS

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses.  Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management.  NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18, “Segment Information,” to the Consolidated Financial Statements, and of our business as a whole. We believe that NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expenses recorded at the property level, as well as the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unlevered basis. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18, “Segment Information,” to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 94 properties containing an aggregate of approximately 14.5 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2016 and 2015. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2015 and owned through December 31, 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 or disposed prior to December 31, 2016.  A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy.  This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2016 and 2015) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2016 and 2015 (in thousands).

The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2016	2015	Increase/(Decrease)	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)
Revenue:
Cash rents	$336,930	$326,934	$9,996	$15,662	$6,753	$7,790	$8,545	$25,520	$112,870	$385,902	$455,102	$(69,200)
Straight-line rents	18,812	19,184	(372)	1,869	1,414	8,642	(120)	(249)	3,189	29,074	23,667	5,407
Above/below market rent amortization	2,446	3,494	(1,048)	4,202	2,752	(119)	1,620	-	96	6,529	7,962	(1,433)
Total rents	358,188	349,612	8,576	21,733	10,919	16,313	10,045	25,271	116,155	421,505	486,731	(65,226)
Tenant reimbursements	60,922	56,816	4,106	5,295	1,782	1,371	1,160	3,041	25,964	70,629	85,722	(15,093)
Termination fees	693	4,372	(3,679)	-	-	1,619	-	27	425	2,339	4,797	(2,458)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	26,674	18,764	26,674	18,764	7,910
Other	1,934	3,415	(1,481)	2	-	140	73	2,240	3,129	4,316	6,617	(2,301)
Total revenue	421,737	414,215	7,522	27,030	12,701	19,443	11,278	57,253	164,437	525,463	602,631	(77,168)
Property operating expenses	128,584	124,851	(3,733)	3,229	1,269	7,533	4,521	13,580	50,529	152,926	181,170	28,244
Real estate taxes	36,683	35,717	(966)	4,670	1,833	972	853	3,927	12,220	46,252	50,623	4,371
Third party management expenses	-	-	-	-	-	-	-	10,270	6,294	10,270	6,294	(3,976)
Net operating income	256,470	253,647	2,823	19,131	9,599	10,938	5,904	29,476	95,394	316,015	364,544	(48,529)
Depreciation and amortization	147,061	146,104	(957)	24,468	15,499	10,674	6,592	7,473	50,834	189,676	219,029	29,353
General & administrative expenses	-	-	-	-	-	-	-	26,596	29,406	26,596	29,406	2,810
Provision for impairment (d)	-	-	-	-	-	-	-	40,517	82,208	40,517	82,208	41,691
Operating income	$109,409	$107,543	$1,866	$(5,337)	$(5,900)	$264	$(688)	$(45,110)	$(67,054)	$59,226	$33,901	$25,325
Number of properties	94	94		7		7		5		113
Square feet	14,451	14,451		979		1,524		664		17,618
Core Occupancy % (e)	93.6%	94.1%		99.4%
Other Income (Expense):
Interest income										1,236	1,224	12
Tax credit transaction income										-	19,955	(19,955)
Interest expense										(84,708)	(110,717)	26,009
Interest expense — Deferred financing costs										(2,696)	(4,557)	1,861
Interest expense —Financing obligation										(679)	(1,237)	558
Equity in loss of real estate ventures										(11,503)	(811)	(10,692)
Net gain on sale of disposition of real estate										116,983	20,496	96,487
Net gain on sale of undepreciated real estate										9,232	3,019	6,213
Net gain from remeasurement of investments in real estate ventures										-	758	(758)
Net gain on real estate venture transactions										20,000	7,229	12,771
Loss on early extinguishment of debt										(66,590)	-	(66,590)
Net income (loss)										$40,501	$(30,740)	$71,241
Net income (loss) per common share										$0.19	$(0.21)	$0.40

EXPLANATORY NOTES

(a)	Results include: seven properties completed/acquired and placed in service.
(b)	Results include: four developments and three redevelopments.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations). See Note 3, “Real Estate Investments” to the Consolidated Financial Statements for further information.

(e)	Pertains to properties that are part of our core portfolio (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $69.2 million from 2015 to 2016, primarily attributable to a decrease of $87.4 million from the 95 properties disposed of between January 1, 2015 and December 31, 2016 (the “2015 and 2016 Dispositions”) and a decrease of $0.8 million from Development/Redevelopment Properties.  These decreases were partially offset by an increase of $10.0 million in the Same Store Property Portfolio primarily due to positive cash rent growth and free rent converting to cash rent in the Philadelphia CBD segment in 2016 compared to 2015. The decrease was also offset by an increase of $8.9 million in Recently Completed/Acquired Properties resulting from the purchase of the Broadmoor Austin Portfolio in Austin, Texas and the acquisition of 618 Market Street in Philadelphia, Pennsylvania during the second quarter of 2015.

Straight-line rents increased by $5.4 million from 2015 to 2016, primarily due to an $8.8 million increase for Development/Redevelopment Properties due to free rent from the office component of the FMC Tower being placed into service during 2016 and an increase of $0.5 million in Recently Completed/Acquired Properties resulting from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015. These increases were partially offset by a decrease of $3.4 million from the 2015 and 2016 Dispositions and a decrease of $0.4 million in the Same Store Property Portfolio.

Above/below market rent amortization decreased by $1.4 million from 2015 to 2016, primarily attributable to a decrease of $1.7 million in Development/Redevelopment Properties in the Philadelphia CBD segment and a $1.0 million decrease in the Same Store Property Portfolio.  These decreases are partially offset by an increase of $1.5 million in Recently Completed/Acquired Properties resulting from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015.

Tenant reimbursements from the Total Portfolio decreased $15.1 million from 2015 to 2016, primarily attributable to a decrease of $21.9 million from the 2015 and 2016 Dispositions and a decrease of $1.0 million related to a building in the Other segment which was taken out of service during 2016.  These decreases were partially offset by an increase of $4.1 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period, a $3.5 million increase from Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and a $0.2 million increase in the Development/Redevelopment Properties from the office component of the FMC Tower being placed into service during 2016.  Expense recoveries increased to 36.9% during 2016 compared to 35.4% in 2015 at the Same Store Property Portfolio.

Termination fees at our Total Portfolio decreased by $2.5 million due to the timing and volume of early tenant move-outs during 2015 when compared to 2016.

Third party management fees, labor reimbursement and leasing income increased $7.9 million from 2015 to 2016, primarily attributable to construction management fees for the Subaru Headquarters Development in Camden, New Jersey, the formation of the MAP Venture during the first quarter of 2016 and the contribution of Encino Trace to the DRA Austin Venture during the fourth quarter of 2015.

Other income at our Total Portfolio decreased by $2.3 million from 2015 to 2016, primarily due to: (i) $1.2 million of recognized real estate tax assessment adjustments, (ii) $0.6 million in liquidating distributions from an unconsolidated partnership which was accounted for using the cost method for investments and (iii) $0.5 million from the receipt of escheat funds, recognized in 2015 with no similar other income earned during the year ended December 31, 2016.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $28.2 million from 2015 to 2016, of which $33.2 million results from the 2015 and 2016 Dispositions. These decreases were partially offset by: (i) a $2.3 million increase in property operating expenses related to the office component of the FMC Tower being placed into service during 2016, (ii) a $0.7 million increase in parking related expenses and (iii) $1.9 million increase in office expenses, specifically advertising costs that did not occur in 2015 and an increase in parking taxes due to an increase in parking revenues primarily in our Philadelphia CBD segment.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $4.4 million from 2015 to 2016, of which $8.2 million results from the 2015 and 2016 Dispositions.  These decreases were offset by increases of $2.8 million in Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and $0.8 million from the Same Store Property Portfolio, primarily due to increased tax assessments in the Philadelphia CBD and Metropolitan D.C. segments.

Depreciation and Amortization

Depreciation and amortization expense decreased by $29.4 million from 2015 to 2016, of which $42.0 million results from the 2015 and 2016 Dispositions and $1.5 million relates to a property in the Austin, Texas segment which was placed into redevelopment during 2016. These decreases were partially offset by an increase of $9.0 million in Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015, an increase of $4.1 million in the Development/Redevelopment Portfolio from the office component of the FMC Tower being placed into service during 2016 and an increase of $1.0 million in the Same Store Property Portfolio as a result of the timing of tenant and capital improvement projects being completed and placed into service.

General and Administrative Expenses

General and administrative expenses across our Total Portfolio decreased by $2.8 million from 2015 to 2016, primarily attributable to a $1.1 million decrease in acquisition deal costs due to the acquisition of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 with no comparable acquisitions during 2016, a decrease of $0.9 million in payroll and benefits due to the realignment of our corporate structure following the MAP Venture formation during 2016 and a decrease of $0.8 million in share-based compensation costs.

Provision for Impairment

During 2016, we recognized a provision for impairment consisting of the following:

•

During the quarter ended December 31, 2016, we determined to dispose of two office properties located in the Other segment, and as the carrying value exceeded the fair value of the properties less their costs of sale, we recognized an impairment loss totaling approximately $11.5 million;

•

during the quarter ended December 31, 2016, we determined to dispose of three office properties located in the Metropolitan D.C. segment, and as the carrying value exceeded the fair value of the properties less their costs of sale, we recognized an impairment loss totaling approximately $3.0 million;

•

based on our held for use impairment analysis, we determined that we would not recover the carrying value of three properties located in our Other segment. Because we determined that the carrying value of these properties exceeded their fair value, a $7.3 million impairment charge was recorded during the quarter ended December 31, 2016;

•

during the quarter ended December 31, 2016, we began marketing for sale certain vacant land parcels in our Other segment. Based on market data received related to five vacant land parcels it was determined that the carrying value exceeded the fair value of those vacant land parcels, and we recognized an impairment loss totaling approximately $5.6 million during the quarter ended December 31, 2016;

•

based on our held for use impairment analysis, we determined that we would not recover the carrying value of two properties located in our Metropolitan D.C. segment. Because we determined that the carrying value of these properties exceeded their fair value, a $7.4 million impairment charge was recorded during the quarter ended March 31, 2016;

•

based on our held for use impairment analysis, we determined that we would not recover the carrying value of a property located in our Metropolitan D.C. segment. Because we determined that the carrying value of this property exceeded its fair value, a $3.9 million impairment charge was recorded during the quarter ended June 30, 2016; and

•

during the quarter ended June 30, 2016, we determined to dispose of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $1.8 million.

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

•

during the quarter ended December 31, 2015, we determined to dispose of three office properties located in Carlsbad, California, a land parcel located in Berks County, Pennsylvania and a land parcel located in Wilmington, Delaware.   As the carrying value of these properties exceeded their fair value less the costs of sale, we recognized impairment losses totaling $6.9 million during the quarter ended December 31, 2015;

•

during the quarter ended June 30, 2015, we determined to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the cost of sale; and

•

during the quarter ended March 31, 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale.

See Note 3, "Real Estate Investments," to the Consolidated Financial Statements for further information related to these impairments.

Tax Credit Transaction Income

Tax Credit transaction income decreased $20.0 million from 2015 to 2016, of which $11.9 million relates to historic tax credits recognized during 2015 related to the rehabilitation of Cira Square located in Philadelphia, Pennsylvania and $8.1 million relates to the recognition of the New Markets Tax Credit related to the Cira Garage located in Philadelphia, Pennsylvania during 2015, with no such tax credit transaction income recognized during 2016.  See Note 16, “Tax Credit Transactions” to the Consolidated Financial Statements for further information.

Interest Expense

The decrease in interest expense of $26.0 million from 2015 to 2016 is primarily due to the following;

•

$12.6 million decrease related to the repayment of the mortgage debt on Cira Square and on a 1,662 parking space facility located in Philadelphia, Pennsylvania commonly known as Cira South Garage during 2016;

•	$6.8 million decrease related to the repayment of our 6.00% Guaranteed Note due 2016 on April 1, 2016;
•	$3.9 million decrease related to the repayment of the Tyson’s Corner mortgage debt during 2015;
•	$2.4 million decrease related to the refinance of Two Logan Square on April 7, 2016;
•

$1.1 million decrease in interest expense related to the put option of the equity interest of US Bancorp (“USB”) in Cira Square to us. The put option was exercised on September 30, 2015 and USB's interest in Cira Square was assigned to us; and

•	$0.7 million related to an increase in capitalized interest which is directly attributable to the development of the FMC Tower.

The decrease of $27.5 million in interest expense described above was partially offset by a $1.5 million increase as a result of an increase in the balance of our Term Loan C from $200.0 million to $250.0 million during the fourth quarter of 2015.

Interest Expense - Deferred Financing Costs

The decrease in interest expense – deferred financing costs of $1.9 million from 2015 to 2016 is primarily due to the following;

•	$1.3 million related to the repayment of the Cira Square and Cira South Garage mortgage debt during 2016;
•	$0.4 million related to the unsecured revolving credit facility that was refinanced upon maturity in 2015;
•	$0.1 million as a result of extending the maturity date for the $250 million Term Loan during the fourth quarter of 2015; and
•	$0.1 million related to the refinancing of One Commerce Square mortgage.

Interest Expense – Financing Obligation

The decrease in interest expense – financing obligation of $0.6 million is due to the deconsolidation of 3141 Fairview Park Drive to the Brandywine AI Venture.  See Note 4, “Investment in Unconsolidated Real Estate Ventures” to the Consolidated Financial Statements for further information.

Equity in Loss of Real Estate Ventures

The decrease in equity in loss of Real Estate Ventures of $10.7 million from 2015 to 2016 is primarily due to the following:

•	$5.2 million of impairment expense recorded in the third quarter of 2016 at the Brandywine – AI Venture LLC, which represents our proportionate share of the venture’s impairment expense;
•	$4.2 million of operating losses recognized from the MAP Venture, which was formed during the first quarter of 2016;
•	$1.6 million of operating losses recognized from the 1919 Venture, whose development project was moved out of development and placed into service during the second quarter of 2016; and
•	$0.7 million of operating losses recognized from the Austin Venture due to the termination of a large tenant during the first quarter of 2016.

The decreases of $11.7 million described above were offset by a $1.0 million increase from the evo at Cira Centre South Venture due to increased occupancy and rental rates during 2016.

Net Gain on Sale of Interests in Real Estate

The $117.0 million net gain on disposition of real estate recognized during 2016 is primarily attributable to the $115.8 million gain on the sale of an office property known as Cira Square, located in Philadelphia, Pennsylvania and a $2.4 million gain on the sale of three properties in King of Prussia, Pennsylvania. In addition, we recorded $0.4 million of closing costs related to the sale of 58 properties to the MAP Venture and a loss on disposition of $0.8 million on the properties known as Metro Plaza I & II located in Herndon, Virginia. See Item 2., “Properties - Property Sales,” for further information.

During 2015, the $20.5 million net gain on disposition of interests in real estate resulted from the sale of 25 office properties located in Mt. Laurel, New Jersey; Wayne, Pennsylvania; King of Prussia, Pennsylvania; Richmond, Virginia; Newark/Wilmington, Delaware; Oakland and Carlsbad, California; and Cherry Hill, New Jersey.

Net Gain on Sale of Undepreciated Real Estate

During 2016, the $9.2 million net gain on the sale of undepreciated real estate resulted from the $9.0 million net gain on the sale of a 0.9 acre land parcel located in Oakland, California and a $0.2 million net gain on the sale of a 2.0 acre parcel located in Mount Laurel, New Jersey.

During 2015, the $3.0 million net gain on the sale of undepreciated real estate resulted from the sale of four land parcels totaling 14.7 acres located in Wilmington, Delaware; Mount Laurel, New Jersey; Austin, Texas; and Oakland, California.

Net Gain on Remeasurement of Investments in Real Estate Ventures

The $0.8 million gain recognized during 2015 resulted from the acquisition of the remaining interest in Broadmoor Austin Associates, with no comparable transaction during 2016.

Net Gain on Real Estate Venture Transactions

For 2016, the $20.0 million gain on real estate venture transactions is primarily due to the following:

•	$5.7 million from the sale of our entire 50% interest in the Coppell Associates real estate venture during the first quarter of 2016;
•	$3.2 million from the disposition of the office property held by the 1000 Chesterbrook real estate venture;
•	$7.0 million from the sale of our residual profits interest in the Invesco Venture;
•	$3.2 million from the sale of our 25% interest in PJP V real estate venture;
•	$0.5 million in additional proceeds received during 2016 from the 2015 sale of the Residence Inn real estate venture; and
•	$0.4 million of additional cash received subsequent to settlement related to the aforementioned transactions, which were recorded as gains.

The $7.2 million gain recognized during 2015 consists of the $5.2 million gain recognized on the sale of our interest in the Residence Inn real estate venture and $2.0 million related to the contribution of Encino Trace to the Austin Venture.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage which encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. There were no comparable extinguishments of debt incurred during 2015.

Net Income (Loss)

Net income increased by $71.2 million from 2015 to 2016 as a result of the factors described above.

Net Income (Loss) per Common Share

Net income per share was $0.19 during 2016 as compared to net loss per share of ($0.21) during 2015 as a result of the factors described above.

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

Total Revenue

Cash rents from the Total Portfolio decreased by $6.2 million from 2014 to 2015, primarily attributable to a decrease of $22.0 million from the 34 properties disposed of between January 1, 2014 and December 31, 2015.  This decrease was partially offset by an increase of $7.9 million in the Same Store Property Portfolio primarily due to a 1.8% increase in occupancy in 2015 compared to 2014 and an increase of $7.3 million in Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and two developments placed into service during the second quarter of 2014 at 660 Germantown Avenue in Plymouth Meeting, Pennsylvania and 200 Radnor Chester Road in Radnor, Pennsylvania.

Straight-line rents increased by $7.6 million from 2014 to 2015 on a consolidated basis which is primarily due to a $4.3 million increase due to free rent converting to cash rent subsequent to the twelve-month period ended December 31, 2014 at our Same Store Property Portfolio, and the timing of revenue recognition under the straight-line method of accounting. An additional $2.0 million increase relates to properties sold and held for sale and a $1.4 million increase due to Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015.

Above/below market rent amortization increased by $1.6 million from 2014 to 2015, primarily attributable to an increase of $3.3 million related to the Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and an increase of $0.2 million in the Pennsylvania Suburbs segment of the Same Store Property Portfolio.  These increases were partially offset by decreases at the Same Store Property Portfolio of $0.9 million at the Philadelphia CBD segment and $1.0 million in the Metropolitan D.C. segment, which are due to long-term leases, which were in place at the acquisition of certain properties in each segment, reaching their original expiration date prior to December 31, 2015.

Tenant reimbursements from the Total Portfolio increased $0.8 million from 2014 to 2015, primarily attributable to an increase of $3.7 million at the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period and a $2.3 million increase from Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015. Expense recoveries increased to 33.9% during 2015 compared to 32.5% in 2014 at the Same Store Property Portfolio. These increases were partially offset by a decrease of $4.9 million from properties sold/contributed to unconsolidated real estate ventures during 2014 and 2015 and properties classified as held for sale at December 31, 2015.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $10.5 million from 2014 to 2015, of which $17.7 million is attributable to Recently Completed/Acquired Properties. Depreciation expense related to the Same Store Property Portfolio increased $2.8 million, as a result of the timing of tenant and capital improvement projects being completed and placed into service. These increases were partially offset by $10.1 million of decreases in depreciation expense, which is primarily attributable to an $8.1 million decrease for properties sold subsequent to the year ended December 31, 2014. The remaining decrease of $2.0 million for Development/Redevelopment Properties primarily relates to a re-entitlement, during the second quarter of 2013, of a property for residential and mixed-use development. Accordingly, we shortened the useful life of the building to the expected demolition date.  The building was fully depreciated during the first quarter of 2015, resulting in a decrease of $2.9 million in 2015 compared to 2014.

General and Administrative Expenses

General and administrative expenses across our Total Portfolio increased by $2.6 million from 2014 to 2015, primarily attributable to a $1.0 million increase in share-based compensation costs compared to the prior year which is directly attributable to the timing of recognizing accelerated amortization of compensation of our executive personnel meeting qualifying retirement provisions.  Acquisition deal costs increased $0.5 million, primarily due to the acquisition of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and costs incurred for the sale of the 120 acre land parcel and 59 office properties that were classified as held for sale as of December 31, 2015 compared to the acquisition of the Encino Trace development project during the first quarter of 2014.  In addition, we increased our charitable contributions $0.8 million from 2014 to 2015.

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

•

during the quarter ended December 31, 2015, we determined to dispose of three office properties located in Carlsbad, California, a land parcel located in Berks County, Pennsylvania and a land parcel located in Wilmington, Delaware.   As the carrying value of these properties exceeded their fair value less the costs of sale, we recognized impairment losses totaling $6.9 million during the quarter ended December 31, 2015;

•

during the quarter ended June 30, 2015, we determined to dispose of the 100 Gateway Centre Parkway office property, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $0.8 million, which approximates the cost of sale; and,

•

during the quarter ended March 31, 2015, we determined to dispose of the Lake Merritt office property, and as the carrying value exceeded the fair value of the property less the costs of sale, we recognized an impairment loss totaling approximately $1.7 million, which approximates the cost of sale.

During the quarter ended September 30, 2014, we determined to dispose of the Valleybrooke office portfolio, and as the carrying value exceeded the fair value of the portfolio less the costs of sale, we recognized an impairment loss totaling approximately $1.8 million, which approximates the loss on sale.

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

Tax Credit Transaction Income

Tax Credit transaction income increased $8.1 million due to the recognition of the New Markets Tax Credit.  See Note 16, “Tax Credit Transactions” to the Consolidated Financial Statements for further information.

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

Interest Expense - Deferred Financing Costs

Interest expense - deferred financing costs decreased $0.6 million from 2014 to 2015, primarily due to the write-off of costs related to repurchases of debt during 2014, which included the repurchase of: (i) $218.5 million of our 5.40% Guaranteed Notes due 2014, (ii) $157.6 million of our 7.50% Guaranteed Notes due 2015, (iii) our $150.0 million three-year term loan due February 2015, and (iv) our $100.0 million four-year term loan due February 2016.  The repurchases were partially offset by the issuance of $250.0 million in principal amount of our 4.10% Guaranteed Notes due 2024 and $250.0 million in principal amount of our 4.55% Guaranteed Notes due 2029.

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

Net Gain on Sale of Interests in Real Estate

During 2015, the $20.5 million net gain on disposition of interests in real estate resulted from the sale of 25 office properties located in Mt. Laurel, New Jersey; Wayne, Pennsylvania; King of Prussia, Pennsylvania; Richmond, Virginia; Newark/Wilmington, Delaware; Oakland and Carlsbad, California; and Cherry Hill, New Jersey. See Item 2., “Properties - Property Sales” for further information. During 2014, the $4.9 million net gain on disposition of real estate resulted from the sale of an office property located in Reston, Virginia.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature,
•	fund current development and redevelopment costs,
•	fund commitments to unconsolidated joint ventures,
•	fund distributions to shareholders to maintain REIT status, and
•	fund common and preferred share repurchases.

As of December 31, 2016, the Parent Company owned a 99.1% interest in the Operating Partnership. The remaining interest of approximately 0.9% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.  The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our near-term liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2017 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of December 31, 2016, we were in compliance with all of our debt covenants and requirement obligations.

We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured revolving credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured revolving credit facility when needed to fund distributions or pay expenses.

Our ability to incur additional debt is dependent upon a number of factors, including our credit ratings, the value of our unencumbered assets, our degree of leverage and borrowing restrictions imposed by our lenders. If one or more rating agencies were to downgrade our unsecured credit rating, our access to the unsecured debt market would be more limited and the interest rate under our unsecured revolving credit facility and unsecured term loans would increase.

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2016, amounted to $325.0 million and $1,703.6 million, respectively.

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program under which we may sell up to 16,000,000 common shares until January 10, 2020 in at-the-market offerings. This program was put in place on January 10, 2017 in replacement of a prior continuous offering program that expired on November 3, 2016. We did not sell any shares under the prior program during 2016 and we have not sold any shares under the new program through the date of this report.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional common share repurchases of up to $100.0 million. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. During the year ended December 31, 2016, there were no share repurchases under the program. During the year ended December 31, 2015, we repurchased and retired 5,209,437 common shares at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as we determine from time to time. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2016, we sold 66 office properties, including 58 properties conveyed to the MAP Venture, containing 5,239,632 in net rentable square feet and approximately 123 acres of land for aggregate cash proceeds of $784.3 million.  Also during 2016, we sold partnership interests in four unconsolidated real estate ventures for aggregate cash proceeds of $21.0 million.

On January 14, 2016, we funded $221.4 million, consisting of $176.8 million of principal repayment, $44.5 million in prepayment charges and $0.1 million of accrued interest, in repayment of the mortgage indebtedness of Cira Square, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.5 million, consisting of $35.4 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of the Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  These repayments were financed with funds available under our unsecured revolving credit facility. Subsequent to repayment of the mortgage indebtedness, we closed on the disposition of Cira Square and the Och Ziff transactions receiving total net proceeds of $350.3 million and $353.4 million, respectively. We have used, and intend to continue to use the net cash proceeds from the disposition of Cira Square and the Och Ziff transactions for general corporate purposes, including to reduce our outstanding debt and fund current development commitments. We continue to maintain substantial liquidity, including available cash as of December 31, 2016, of approximately $780.8 million, consisting of $193.9 million of liquid cash balances and $586.9 million of availability, net of $13.1 million of outstanding letters of credit, under our $600.0 million unsecured revolving credit facility.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2016 and 2015, we maintained cash and cash equivalents of $193.9 million and $56.7 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Activity	2016	2015	2014
Operating	$172,222	$195,099	$188,999
Investing	500,910	(166,452)	(270,785)
Financing	(535,907)	(229,455)	76,081
Net cash flows	$137,225	$(200,808)	$(5,705)

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $22.9 million in cash from operating activities during 2016 compared to 2015 is primarily attributable to the following:

•	the 2015 and 2016 Dispositions; and
•	the timing of cash receipts and cash expenditures in the normal course of operations

The net increase of $667.4 million in cash provided by investing activities during 2016 compared to 2015 is primarily attributable to managements’ ongoing efforts as net sellers to reposition the property portfolio. Factors included for the properties strategically targeted for disposition include, but are not limited to the following; (i) the exit from certain markets identified by management for divestiture and (ii) lower asset-class/quality properties. Quantitatively, the increases resulted from the following:

•

$474.3 million of net proceeds from the disposition of 66 office properties and three land parcels during 2016 compared to the sale of 27 office properties and four land parcels during 2015 (see Note3, “Real Estate Investments,” to the Consolidated Financial Statements for details);

•

$192.9 million net decrease for the acquisition of real estate during 2016. During 2015, we acquired $213.3 million of real estate comprised of: (i) the remaining 50% interest in the Broadmoor Austin Associates real estate venture containing seven office properties in Austin, Texas, (ii) land in Camden, New Jersey for the Subaru NSTC Development, (iii) a leasehold interest in a land parcel at 405 Colorado Drive in Austin, Texas, (iv) a land parcel at 25 M Street in Washington, D.C., (v) a parking garage at 618 Market Street in Philadelphia, Pennsylvania, (vi) a land parcel at 2100 Market Street in Philadelphia, Pennsylvania and (vii) a vacant office property at 9 Presidential Boulevard in Bala Cynwyd, Pennsylvania, compared to an acquisition of a 34.6 acre land parcel known as the Garza Ranch located in Austin, Texas for a purchase price of $20.4 million during 2016;

•

$39.9 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for 2016 of $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50%, $10.3 million to Brandywine – AI Venture to fund the repayment of mortgage debt, $5.2 million in contributions to the JBG real estate ventures to fund predevelopment costs and $0.3 million to the Seven Tower Bridge Venture in 2016, compared to the contribution of $30.7 million to form the JBG real estate ventures, $8.8 million in contributions to the 4040 Wilson real estate venture, $16.2 million to Brandywine 1919 Ventures, $3.4 million to the DRA Austin real estate venture and $9.4 million in contributions to other real estate ventures during 2015;

•

$76.8 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, primarily related to less tenant improvement expenditures from the reduced number of properties from the portfolio repositioning and reduced redevelopment expenditures from the completion of the renovation at 1900 Market Street in Philadelphia, Pennsylvania;

•	$14.9 million increase in net cash proceeds from the sale of our interests in four unconsolidated real estate ventures during 2016, compared to the sale of our interest in one venture during 2015;
•

$6.5 million increase from escrowed cash primarily due to the release of restricted cash from accounts required by the Cira Square and Cira South Garage mortgage notes that were repaid in full during 2016; and

•	$4.5 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures.

The increase in cash provided by investing activities was partially offset by the following:

•	$88.0 million decrease in payments on the mortgage note receivable due to our repayment of the short term loan to the Austin Venture during the first quarter of 2015;
•

$50.2 million decrease from the cash proceeds received from the contribution of two newly constructed buildings located in Austin, Texas, commonly known as Encino Trace, to the Austin Venture during fourth quarter 2015 with no comparable contributions during 2016;

•	$3.4 million decrease from the origination of a mortgage note receivable to an unaffiliated third party; and
•	$0.9 million decrease from advances for the purchase of tenant assets, net of repayments.

The net increase of $306.5 million in cash used in financing activities during 2016 compared to 2015 reflects our efforts to decrease our leverage by using cash flows from the property sales in connection with the repositioning of the portfolio. Quantitatively, the increase in the use of cash is attributable to the following:

•

$177.4 million net increase from the repayments of mortgage notes payable during 2016 compared 2015, primarily due to the early repayment of $212.4 million of mortgage notes payable for Cira Square and Cira South Garage during 2016;

•	$149.9 million from the repayment of our unsecured 6.00% Guaranteed Notes upon maturity on April 1, 2016;
•	$50.0 million decrease from additional term loan borrowings during 2015, with no additional borrowings made in 2016;
•

$1.4 million increase in distributions paid to shareholders and on non-controlling interests due to the 6.7% increase of our dividend from $0.15 per share to $0.16 per share during the third quarter of 2016; and

•

$0.9 million decrease in partner contributions to fund predevelopment costs of the 25M Street, a consolidated real estate venture, located in Washington, D.C. that was formed during the second quarter of 2015.

The increase in cash used in financing activities was offset by the following transactions:

•	$67.3 million decrease from repurchases of common shares during 2015, with no such repurchases during 2016;
•	$4.7 million decrease in debt financing costs paid, of which the additional prior year costs primarily relate to the unsecured revolving credit facility entered into May 15, 2015; and
•	$1.1 million increase in proceeds from the exercise of share options.

Capitalization

Indebtedness

The table below summarizes our indebtedness under our mortgage notes payable, our unsecured notes and our unsecured credit facilities at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Balance: (a)
Mortgage notes payable	$325,038	$562,695
Unsecured debt	1,703,610	1,853,529
Total	$2,028,648	$2,416,224
Percent of Total Debt:
Mortgage notes payable	16.0%	23.3%
Unsecured debt	84.0%	76.7%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Mortgage notes payable	4.0%	5.7%
Unsecured debt	4.6%	4.7%
Total	4.5%	4.9%
Weighted-average maturity in years:
Mortgage notes payable	5.6	8.9
Unsecured debt	6.0	6.5
Total	5.9	7.0

(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

All debt shown above is fixed rate, which includes a $250.0 million term loan swapped to fixed. Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2016 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2017	$4,931	$300,000	$304,931	5.67%
2018	6,601	325,000	331,601	5.11%
2019	7,360	-	7,360	3.96%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
Thereafter	-	328,610	328,610	4.36%
Totals	$39,401	$1,989,247	$2,028,648	4.48%

Unsecured Revolving Credit Facility and Unsecured Term Loan

We maintain a $600.0 million four-year unsecured revolving credit facility (the “Credit Facility”) maturing May 15, 2019 and an unsecured seven-year term loan (the “Term Loan”) in the amount of $250.0 million maturing October 8, 2022.

The term loan bears interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 3.72%.

At our option, loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on our credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on our credit rating. The Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. We had no borrowings under the Credit Facility as of December 31, 2016.

The Credit Facility contains financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments and dividends. The terms of the Credit Facility require that we maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of our funds from operations (FFO) except to the extent necessary to enable us to continue to qualify as a REIT for Federal income tax purposes.

The Term Loan contains the same financial and operating covenants and restrictions, including covenants that relate to our incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; negative pledges, transactions with affiliates and the payment of dividends, as the Credit Facility.

We were in compliance with all financial and non-financial covenants under the Credit Facility, Term Loan and our credit agreements as of December 31, 2016. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.

Unsecured Notes and Mortgage Notes

The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company.  During the year-ended December 31, 2016, we did not repurchase any of our outstanding unsecured notes prior to the scheduled maturity date. On April 1, 2016, we repaid the entire $149.9 million principal balance of our unsecured 6.00% Guaranteed Notes upon maturity, which had a 5.95% effective interest rate.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2016.

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

On August 31, 2016, we deconsolidated 3141 Fairview Park Drive and began accounting for it under the equity method of accounting as part of the AICC Venture, an unconsolidated real estate venture in which we hold a 50% interest. We deconsolidated $20.6 million of mortgage debt principal when the property was deconsolidated. See Note 4, "Investment in Unconsolidated Ventures," to the consolidated financial statements for further details.

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

On January 14, 2016, we funded $221.4 million, consisting of $176.8 million of principal repayment, $44.5 million in prepayment charges and $0.1 million of accrued interest, to repay the mortgage indebtedness of the Cira Square, ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, we funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, to repay the mortgage indebtedness of the Cira South Garage, ahead of its scheduled maturity date of September 10, 2030.  The repayment was financed with funds available under the Credit Facility.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.

Equity

On December 6, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.1 million, which it paid on January 25, 2017 to its shareholders of record as of January 11, 2017.  In addition, the Parent Company declared a distribution on its Series E Preferred Shares to holders of record as of December 30, 2016.  These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference.  Distributions paid on January 17, 2017 to holders of Series E Preferred Shares totaled $1.7 million. To fund this distribution, on December 6, 2016, the Operating Partnership declared distributions on its Series E-Linked Preferred Mirror Units to holders of record as of December 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per unit liquidation preference. Distributions paid on January 17, 2017 to holders of Series E-Linked Preferred Mirror Units totaled $1.7 million.  In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.  During the year ended December 31, 2016, the Parent Company paid dividends in excess of the 90% criterion.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase up to $100.0 million of its common shares with no expiration date. We expect to fund the share repurchases with a combination of available cash balances and availability under our Credit Facility. During the year ended December 31, 2016, there were no repurchases under the program. During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share for total cash consideration of $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Parent Company also maintains a continuous offering program (the “Offering Program”) under which it may sell an aggregate amount of 16,000,000 common shares until January 10, 2020 in at-the-market offerings. This program was put into place on January 10, 2017 in replacement of a prior continuous offering program that expired on November 5, 2016. The Parent Company did not sell any shares under the prior program during 2016 and has not sold any shares under the new program through the date of this report.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2016:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$325,038	$4,931	$13,961	$93,077	$213,069
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,453,610	300,000	325,000	-	828,610
Ground leases (b)	72,926	1,339	2,678	2,678	66,231
Development contracts (c)	131,569	119,808	11,761	-	-
Interest expense (d)	441,032	77,188	107,224	85,883	170,737
Other liabilities (e)	26,503	2,953	5,354	8,930	9,266
	$2,700,678	$506,219	$465,978	$190,568	$1,537,913

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
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

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2016 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and (iv) the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C. or the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania or the 4040 Wilson development in Arlington, Virginia.  For further discussion of these developments, see Item 1., “Business - Developments.” In addition, the above table does not include amounts related to the Schuylkill Yards Project. See Item 1., “Business – Other Development Services.”

As of December 31, 2016, we were obligated to pay a maximum of $39.6 million for tenant improvements not yet completed and expect to incur $2.1 million for capital improvements to operating properties, which are not included in the above table.  We expect that most of the obligations will be paid within one year.

On July 1, 2016, we acquired 34.6 acres of land located in Austin, Texas known as the Garza Ranch. We are currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.  In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $10.3 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs are not included in the above table within the ‘Development contracts’ caption.

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

As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, January 2020. If the Operating Partnership takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2016, the Operating Partnership has a balance of $2.2 million for this liability on its consolidated balance sheet.

As part our 2006 merger with Prentiss Properties Trust, our 2004 TRC acquisition and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell for a period of up to 15 years from the date of the TRC acquisition the acquired properties at One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. See Note 21, “Subsequent Events,” to our Consolidated Financial Statements for further information regarding the like-kind exchange under Section 1031. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold the applicable property to us for tax liabilities attributed to them. Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

Guarantees

As of December 31, 2016, our unconsolidated real estate ventures had aggregate indebtedness to third parties of $997.5 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to us. As of December 31, 2016, the loans for which there is recourse to us consists of the following: (i) a $52.5 million payment guaranty on the term loan for evo at Cira; (ii) a $3.2 million payment guarantee on the construction loan for TB-BDN Plymouth Apartments; (iii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.4 million payment guarantee on a loan provided to PJP VII.  On January 31, 2017, we sold our 50% interest in TB-BDN Plymouth Apartments, L.P. and our $3.2 million guarantee was cancelled. See Note 21, “Subsequent Events,” to our Consolidated Financial Statements for further information.

In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Also as of December 31, 2016, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Item 1., "Business - Other Development Services") for amounts in excess of the NTE amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for.  Based on the status of the project and projections of costs to complete, we expect the project to be constructed under budget. Accordingly, the above Commitment and Contingencies table does not include any costs related to this cost overrun guarantee.

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

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2016, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $325.0 million and unsecured notes with an outstanding principal balance of $1,375.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $14.9 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $15.8 million.

As of December 31, 2016, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,372.8 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $13.6 million at December 31, 2016.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at December 31, 2016 and December 31, 2015, respectively. The total fair value of our debt was approximately $305.3 million and $305.5 million at December 31, 2016 and December 31, 2015, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $20.7 million at December 31, 2016. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $22.9 million.

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

We consider net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the Company’s liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with our reported net income (loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the years ended December 31, 2016 and 2015:

	Years ended
	December 31, 2016	December 31, 2015
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$33,245	$(37,966)
Add (deduct):
Amount allocated to unvested restricted unitholders	341	329
Net gain on real estate venture transactions	(20,000)	(7,229)
Net gain on disposition of real estate	(116,983)	(20,496)
Net gain from remeasurement of investments in real estate ventures	-	(758)
Provision for impairment (a)	34,929	81,589
Company's share of impairment of an unconsolidated real estate venture	5,238	-
Depreciation and amortization:
Real property — continuing operations	135,094	161,610
Leasing costs including acquired intangibles — continuing operations	54,195	57,034
Company’s share of unconsolidated real estate ventures	41,612	28,707
Partners’ share of consolidated real estate ventures	(235)	(225)
Funds from operations	$167,436	$262,595
Funds from operations allocable to unvested restricted shareholders	(457)	(802)
Funds from operations available to common share and unit holders (FFO)	$166,979	$261,793
Weighted-average shares/units outstanding — basic	176,523,800	179,697,262
Weighted-average shares/units outstanding — fully diluted	177,516,451	180,438,141

(a)	In accordance with the NAREIT definition of FFO, impairments on land held for development has been excluded.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial data of the Parent Company and the Operating Partnership and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto are listed under Items 15(a) and 15(b) and filed as part of this report. See Item 15., “Exhibits and Financial Statement Schedules.”

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

Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2017 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2017 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Brokerage Commission Payments to Related Party

In May 2015, we leased approximately 228,000 square feet of office space (the “2015 Lease”) to a third-party commercial tenant represented by a commercial real estate broker named WDL-EL Real Estate Advisory Group, LLC, which does business as “NorthMarq Advisors” (“NorthMarq”).  Walter D’Alessio, who served until February 17, 2017 as our Chairman and Lead Independent Director, owns a 33.3% membership interest in WDL Real Estate Advisory Group, LLC (“WDL”), which in turn owns a 49% interest in NorthMarq.  Mr. D’Alessio is also a Principal of NorthMarq  and Chairman of the Board of the tenant.

The tenant maintained a long-standing brokerage relationship with NorthMarq that pre-dated our commencement of discussions as to the 2015 lease, and NorthMarq acted as the tenant’s exclusive broker in connection with the lease.   Consistent with customary practice in the commercial real estate industry, we paid the tenant’s brokerage commission in the amount of $4.2 million, with one-half paid to NorthMarq in 2015 upon signing of the lease and the balance paid to NorthMarq in 2016 upon the tenant’s occupancy of the leased premises.  We believe that the commission terms were no less favorable to us than would have been available from an unaffiliated third party broker.   As a principal of NorthMarq, Mr. D’Alessio received payments from NorthMarq aggregating approximately $1.0 million in connection with the brokerage commission, with one-half paid in 2015 and the balance paid in 2016.

Other Related Person Transactions

Kathleen Sweeney-Pogwist, who has served as a Senior Vice President of Leasing of the Company (a non-executive officer position) since 2006, is the sister of Gerard H. Sweeney, our President and Chief Executive Officer.  From 1998 to 2006, Ms. Sweeney-Pogwist was a leasing agent for the Company.  Ms. Sweeney-Pogwist’s employment with the Company, in light of her relationship to Mr. Sweeney, has been reviewed and approved by our Board of Trustees each year.

In addition to the above aforementioned, all requirements under Item 13. are incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2017 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Schedules of Brandywine Realty Trust
(b)	Financial Statements and Schedules of Brandywine Operating Partnership

The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

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

3.2.19	List of partners of Brandywine Operating Partnership, L.P. (filed herewith)

3.3	Amended and Restated Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 27, 2016 and incorporated herein by reference)

4.1

Form of 7.50% Series C Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated December 29, 2003 and incorporated herein by reference)

4.2

Form of 7.375% Series D Cumulative Redeemable Preferred Share Certificate (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-A dated February 5, 2004 and incorporated herein by reference)

4.3

Form of 6.90% Series E Cumulative Redeemable Preferred Shares Certificate (previously filed as an exhibit to Brandywine Realty Trust's Form 8-A dated April 6, 2012 and incorporated herein by reference)

4.4.1

Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.4.2

First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 26, 2005 and incorporated herein by reference)

4.4.3

Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.4.4

Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.5

Form of $300,000,000 aggregate principal amount of 5.70% Guaranteed Notes due 2017 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 30, 2007 and incorporated herein by reference)

4.6

Form of $300,000,000 aggregate principal amount of 4.95% Guaranteed Notes due 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.7

Form of $250,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 18, 2012 and incorporated herein by reference)

4.8

Form of $250,000,000 aggregate principal amount of 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.9

Form of $250,000,000 aggregate principal amount of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

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

10.13	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.14	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed on April 28, 2015 and incorporated herein by reference)

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

10.21

Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.22

Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.23

Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.24

Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.25

Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.26

Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.27

Form of Restricted Share Award Agreement for non-employee Trustees** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.28

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.29

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.30

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.31

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.32	Form of Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.33	2014-2016 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.34	Form of Cliff-Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.35

Form of Three-Year Pro Rata Vesting Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.36	Form of Cliff-Vesting Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 17, 2014 and incorporated herein by reference)

10.37	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.38	2015-2017 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.39	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.40	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.41	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.42	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.43	2016-2018 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.44	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.45	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.46

Purchase and Sale Agreement dated as of December 23, 2015 by and between Brandywine Operating Partnership, L.P., as seller, and KIM TopCo, Inc., as purchaser (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference)

10.47

First Amendment to Purchase and Sale Agreement dated as of January 26, 2016 by and between Brandywine Operating Partnership, L.P., as seller, and KIM TopCo, Inc., as purchaser (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2015 and incorporated herein by reference)

12.1	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Realty Trust (filed herewith)

12.2	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Operating Partnership, L.P. (filed herewith)

14.1	Code of Business Conduct and Ethics, as amended on December 6, 2016(previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

21	List of subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust (filed herewith)

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P. (filed herewith)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

101.1

The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

**	Management contract or compensatory plan or arrangement
(d)	Financial Statement Schedule: See Item 15 (a) and (b) above

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	March 1, 2017
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	March 1, 2017
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	March 1, 2017
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	March 1, 2017
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	March 1, 2017
Wyche Fowler

/s/ James Diggs	Trustee	March 1, 2017
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	March 1, 2017
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 1, 2017
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	March 1, 2017
Carol G. Carroll

/s/ H. Richard Haverstick, Jr.	Trustee	March 1, 2017
H. Richard Haverstick, Jr.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

By:	Brandywine Realty Trust, its General Partner
By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	March 1, 2017
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	March 1, 2017
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	March 1, 2017
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	March 1, 2017
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	March 1, 2017
Wyche Fowler

/s/ James Diggs	Trustee	March 1, 2017
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	March 1, 2017
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 1, 2017
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	March 1, 2017
Carol G. Carroll

/s/ H. Richard Haverstick, Jr.	Trustee	March 1, 2017
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the financial position of Brandywine Realty Trust and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the financial position of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(b) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  The Partnership's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Partnership's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2017

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,	December 31,
	2016	2015
ASSETS
Real estate investments:
Operating properties	$3,586,295	$3,693,000
Accumulated depreciation	(852,476)	(867,035)
Operating real estate investments, net	2,733,819	2,825,965
Construction-in-progress	297,462	268,983
Land held for development	150,970	130,479
Total real estate investments, net	3,182,251	3,225,427
Assets held for sale, net	41,718	584,365
Cash and cash equivalents	193,919	56,694
Accounts receivable, net of allowance of $2,373 and $1,736 in 2016 and 2015, respectively	12,446	17,126
Accrued rent receivable, net of allowance of $13,743 and $14,442 in 2016 and 2015, respectively	149,624	145,092
Investment in Real Estate Ventures, equity method	281,331	241,004
Deferred costs, net	91,342	101,419
Intangible assets, net	72,478	111,623
Other assets	74,104	71,761
Total assets	$4,099,213	$4,554,511
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$321,549	$545,753
Unsecured term loans, net	248,099	247,800
Unsecured senior notes, net	1,443,464	1,591,164
Accounts payable and accrued expenses	103,404	99,856
Distributions payable	30,032	28,249
Deferred income, gains and rent	31,620	30,413
Acquired lease intangibles, net	18,119	25,655
Liabilities related to assets held for sale	81	2,151
Other liabilities	19,408	31,379
Total liabilities	$2,215,776	$2,602,420
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 4,000,000 in 2016 and 2015	40	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,140,760 and 174,688,568 issued and outstanding in 2016 and 2015, respectively	1,752	1,747
Additional paid-in-capital	3,258,870	3,252,622
Deferred compensation payable in common shares	13,684	11,918
Common shares in grantor trust, 899,457 in 2016, 745,686 in 2015	(13,684)	(11,918)
Cumulative earnings	539,319	499,086
Accumulated other comprehensive loss	(1,745)	(5,192)
Cumulative distributions	(1,931,892)	(1,814,378)
Total Brandywine Realty Trust's equity	1,866,344	1,933,925
Non-controlling interests	17,093	18,166
Total beneficiaries' equity	$1,883,437	$1,952,091
Total liabilities and beneficiaries' equity	$4,099,213	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Years ended December 31,
	2016	2015	2014
Revenue
Rents	$421,505	$486,731	$483,682
Tenant reimbursements	70,629	85,722	84,879
Termination fees	2,339	4,797	8,000
Third party management fees, labor reimbursement and leasing	26,674	18,764	17,200
Other	4,316	6,617	3,221
Total revenue	525,463	602,631	596,982
Operating expenses:
Property operating expenses	152,926	181,170	177,330
Real estate taxes	46,252	50,623	51,844
Third party management expenses	10,270	6,294	6,791
Depreciation and amortization	189,676	219,029	208,569
General and administrative expenses	26,596	29,406	26,779
Provision for impairment	40,517	82,208	1,765
Total operating expenses	466,237	568,730	473,078
Operating income	59,226	33,901	123,904
Other income (expense):
Interest income	1,236	1,224	3,974
Tax credit transaction income	-	19,955	11,853
Interest expense	(84,708)	(110,717)	(124,329)
Interest expense - amortization of deferred financing costs	(2,696)	(4,557)	(5,148)
Interest expense - financing obligation	(679)	(1,237)	(1,144)
Recognized hedge activity	-	-	(828)
Equity in loss of Real Estate Ventures	(11,503)	(811)	(790)
Net gain on disposition of real estate	116,983	20,496	4,901
Net gain on sale of undepreciated real estate	9,232	3,019	1,184
Net gain from remeasurement of investments in real estate ventures	-	758	458
Net gain (loss) on real estate venture transactions	20,000	7,229	(417)
Loss on early extinguishment of debt	(66,590)	-	(7,594)
Income (loss) from continuing operations	40,501	(30,740)	6,024
Discontinued operations:
Income from discontinued operations	-	-	18
Net gain on disposition of discontinued operations	-	-	900
Total discontinued operations	-	-	918
Net income (loss)	40,501	(30,740)	6,942
Net (income) loss attributable to non-controlling interests	(310)	339	33
Net income (loss) attributable to Brandywine Realty Trust	40,191	(30,401)	6,975
Distribution to preferred shareholders	(6,900)	(6,900)	(6,900)
Nonforfeitable dividends allocated to unvested restricted shareholders	(341)	(329)	(349)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$32,950	$(37,630)	$(274)

Basic income (loss) per Common Share:
Continuing operations	$0.19	$(0.21)	$(0.01)
Discontinued operations	-	-	0.01
	$0.19	$(0.21)	$-

Diluted income (loss) per Common Share:
Continuing operations	$0.19	$(0.21)	$(0.01)
Discontinued operations	-	-	0.01
	$0.19	$(0.21)	$-

Basic weighted average shares outstanding	175,018,163	178,162,160	166,202,649
Diluted weighted average shares outstanding	176,010,814	178,162,160	166,202,649
Net income (loss) attributable to Brandywine Realty Trust
Total continuing operations	$40,191	$(30,401)	$6,067
Total discontinued operations	-	-	908
Net income (loss)	$40,191	$(30,401)	$6,975

Distributions declared per Common Share	$0.63	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2016	2015	2014
Net income (loss)	$40,501	$(30,740)	$6,942
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,371	(1,010)	(1,190)
Loss on settlement of interest rate swaps	-	-	(828)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	1,104	420	388
Total comprehensive income (loss)	3,475	(590)	(1,630)
Comprehensive income (loss)	43,976	(31,330)	5,312
Comprehensive income (loss) attributable to non-controlling interest	(338)	344	51
Comprehensive income (loss) attributable to Brandywine Realty Trust	$43,638	$(30,986)	$5,363

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the Years ended December 31, 2016, 2015 and 2014

(in thousands, except number of shares)

December 31, 2014

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2013	4,000,000	$40	156,731,993	312,279	$1,566	$2,971,596	$5,407	$(5,407)	$522,528	$(2,995)	$(1,592,515)	$21,215	$1,921,435
Net income									6,975			(33)	6,942
Other comprehensive income										(1,612)		(18)	(1,630)
Issuance of Common Shares of Beneficial Interest			21,850,000		219	335,179							335,398
Equity issuance costs						(495)							(495)
Conversion of LP Units to Common Shares			228,536		2	3,612						(3,614)	-
Share-based compensation activity			403,902		6	6,857			(16)				6,847
Share Issuance from/(to) Deferred Compensation Plan			80,152	72,257		(90)	812	(812)					(90)
Share Choice Plan Issuance			(1,423)										-
Adjustment to Non-controlling Interest						(1,966)						1,966	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 per share)											(101,164)	(1,017)	(102,181)
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2015

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net loss									(30,401)			(339)	(30,740)
Other comprehensive loss										(585)		(5)	(590)
Repurchase and retirement of Common Shares of Beneficial Interest			(5,209,437)		(52)	(67,273)							(67,325)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(105)							(105)
Share-based compensation activity			509,675	280,011	6	5,091							5,097
Share Issuance from/(to) Deferred Compensation Plan			88,146	81,139		(2)	5,699	(5,699)					(2)
Share Choice Plan Issuance			(1,423)										-
Adjustment to Non-controlling Interest						93						(93)	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 per share)											(106,899)	(921)	(107,820)
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2016

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									40,191			310	40,501
Other comprehensive income										3,447		28	3,475
Issuance of partnership interest in consolidated real estate venture												108	108
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			405,200		4	5,718			42				5,764
Share Issuance from/(to) Deferred Compensation Plan			(8,311)	153,771		(47)	1,766	(1,766)					(47)
Adjustment to Non-controlling Interest						(297)						297	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.63 per share)											(110,614)	(941)	(111,555)
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$40,501	$(30,740)	$6,942
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	189,676	219,029	208,569
Amortization of deferred financing costs	2,696	4,557	5,148
Amortization of debt discount/(premium), net	1,471	(755)	(531)
Amortization of stock compensation costs	4,310	5,065	4,137
Shares used for employee taxes upon vesting of share awards	(879)	(2,055)	(1,177)
Recognized hedge activity	-	-	828
Settlement of hedge transaction	-	(5,266)	-
Straight-line rent income	(28,351)	(23,668)	(16,046)
Amortization of acquired above (below) market leases, net	(6,529)	(7,960)	(6,377)
Straight-line ground rent expense	88	88	89
Provision for doubtful accounts	1,865	2,489	1,763
Net (gain) loss on real estate venture transactions	(20,000)	(7,418)	417
Net gain on sale of interests in real estate	(126,215)	(23,515)	(6,085)
Preacquisition cost write-off	-	1,299	-
Net gain from remeasurement of investment in real estate ventures	-	(758)	(458)
Loss on early extinguishment of debt	66,590	-	7,594
Provision for impairment	40,517	82,208	1,765
Tax credit transaction income	-	(19,955)	(11,853)
Real Estate Venture loss in excess of distributions	12,125	2,034	1,954
Deferred financing obligation	(679)	(1,237)	(1,147)
Changes in assets and liabilities:
Accounts receivable	2,373	(848)	(2,869)
Other assets	(155)	837	(4,111)
Accounts payable and accrued expenses	(8,004)	4,083	962
Deferred income, gains and rent	137	(521)	2,436
Other liabilities	685	(1,894)	(2,951)
Net cash provided by operating activities	172,222	195,099	188,999

Cash flows from investing activities:
Acquisition of properties	(20,406)	(150,472)	(18,443)
Acquisition of property - 1031 exchange funds applied	-	(62,812)	-
Proceeds from the sale of properties	784,331	247,228	118,855
Sale of property - 1031 exchange funds held in escrow	-	62,800	-
Net proceeds from the contribution of properties to an unconsolidated real estate venture	-	50,158	-
Net proceeds from the contribution of land to an unconsolidated real estate venture	-	-	8,212
Distribution of sale proceeds from a real estate venture	21,022	6,100	-
Issuance of mortgage note receivable	(3,380)	-	-
Loan provided to an unconsolidated real estate venture	-	-	(88,000)
Proceeds from repayment of mortgage notes receivable	-	88,000	7,026
Capital expenditures for tenant improvements	(51,398)	(97,851)	(131,077)
Capital expenditures for redevelopments	(11,909)	(48,367)	(19,245)
Capital expenditures for developments	(191,184)	(179,927)	(86,608)
Advances for the purchase of tenant assets, net of repayments	(784)	308	(540)
Investment in unconsolidated Real Estate Ventures	(28,610)	(68,549)	(46,098)
Deposits for real estate	(746)	(878)	-
Escrowed cash	6,992	516	283
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	13,065	8,557	9,767
Leasing costs paid	(16,083)	(21,263)	(24,917)
Net cash provided by (used in) investing activities	500,910	(166,452)	(270,785)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	130,000	-
Repayments of mortgage notes payable	(357,151)	(222,836)	(13,441)
Proceeds from unsecured term loan borrowing	-	50,000	-
Repayments of unsecured term loan	-	-	(250,828)
Proceeds from credit facility borrowings	195,000	89,000	-
Repayments of credit facility borrowings	(195,000)	(89,000)	-
Net proceeds from unsecured notes	-	-	496,459
Net proceeds from issuance of common shares	-	-	335,016
Repayments of unsecured notes	(149,919)	-	(383,768)
Debt financing costs paid	(495)	(5,202)	(3,705)
Proceeds from the exercise of stock options	1,286	127	2,143
Partner contributions to consolidated real estate venture	108	1,025	-
Repurchase and retirement of common shares	-	(67,320)	-
Distributions paid to shareholders	(115,702)	(114,328)	(104,731)
Distributions to non-controlling interest	(934)	(921)	(1,064)
Net cash provided by (used in) financing activities	(535,907)	(229,455)	76,081
Increase (Decrease) in cash and cash equivalents	137,225	(200,808)	(5,705)

Cash and cash equivalents at beginning of year	56,694	257,502	263,207
Cash and cash equivalents at end of period	$193,919	$56,694	$257,502

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2016, 2015 and 2014 of $12,835, $12,150 and $6,802, respectively	$97,843	$124,953	$129,160

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	30,032	28,249	28,871
Change in investment in real estate ventures as a result of dispositions	2,023	-	-
Change in investment in real estate ventures related to non-cash disposition of property	(25,165)	(25,127)	(5,897)
Change in operating real estate related to non-cash property disposition	-	25,127	-
Change in real estate investments related to non-cash property acquisition	-	(66,324)	-
Change in investments in joint venture related to non-cash acquisition of property	-	66,324	-
Change in investments in joint venture related to contribution of land	-	-	(1,182)
Change in receivable from settlement of acquisitions	-	-	619
Change in other liabilities from contingent consideration related to a business combination	-	1,585	-
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)	-
Change in other liabilities from a deferred payment related to an asset acquisition	-	2,000	-
Change in operating real estate from a deferred payment related to an asset acquisition	-	(2,000)	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive (a)	44,313	-	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive (a)	(12,642)	-	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive (a)	(20,582)	-	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive (a)	(12,384)	-	-
Change in capital expenditures financed through accounts payable at period end	8,222	(7,654)	7,336
Change in capital expenditures financed through retention payable at period end	848	6,104	6,164
Change in unfunded tenant allowance	-	(273)	(955)
(a) See Note 4, "Investments in Unconsolidated Ventures," for further information.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	December 31,	December 31,
	2016	2015
ASSETS
Real estate investments:
Operating properties	$3,586,295	$3,693,000
Accumulated depreciation	(852,476)	(867,035)
Operating real estate investments, net	2,733,819	2,825,965
Construction-in-progress	297,462	268,983
Land held for development	150,970	130,479
Total real estate investments, net	3,182,251	3,225,427
Assets held for sale, net	41,718	584,365
Cash and cash equivalents	193,919	56,694
Accounts receivable, net of allowance of $2,373 and $1,736 in 2016 and 2015, respectively	12,446	17,126
Accrued rent receivable, net of allowance of $13,743 and $14,442 in 2016 and 2015, respectively	149,624	145,092
Investment in Real Estate Ventures, equity method	281,331	241,004
Deferred costs, net	91,342	101,419
Intangible assets, net	72,478	111,623
Other assets	74,104	71,761
Total assets	$4,099,213	$4,554,511
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$321,549	$545,753
Unsecured term loans, net	248,099	247,800
Unsecured senior notes, net	1,443,464	1,591,164
Accounts payable and accrued expenses	103,404	99,856
Distributions payable	30,032	28,249
Deferred income, gains and rent	31,620	30,413
Acquired lease intangibles, net	18,119	25,655
Liabilities related to assets held for sale	81	2,151
Other liabilities	19,408	31,379
Total liabilities	$2,215,776	$2,602,420
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 1,479,799 and 1,535,102 issued and outstanding in 2016 and 2015, respectively	23,795	22,114
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 4,000,000 in 2016 and 2015	96,850	96,850
General Partnership Capital; 175,140,760 and 174,688,568 units issued and outstanding in 2016 and 2015, respectively	1,762,764	1,836,692
Accumulated other comprehensive loss	(2,122)	(5,597)
Total Brandywine Operating Partnership, L.P.'s equity	1,857,492	1,927,945
Non-controlling interest - consolidated real estate ventures	2,150	2,032
Total partners' equity	$1,859,642	$1,929,977
Total liabilities and partners' equity	$4,099,213	$4,554,511

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit information)

	Years ended December 31,
	2016	2015	2014
Revenue
Rents	$421,505	$486,731	$483,682
Tenant reimbursements	70,629	85,722	84,879
Termination fees	2,339	4,797	8,000
Third party management fees, labor reimbursement and leasing	26,674	18,764	17,200
Other	4,316	6,617	3,221
Total revenue	525,463	602,631	596,982
Operating expenses:
Property operating expenses	152,926	181,170	177,330
Real estate taxes	46,252	50,623	51,844
Third party management expenses	10,270	6,294	6,791
Depreciation and amortization	189,676	219,029	208,569
General and administrative expenses	26,596	29,406	26,779
Provision for impairment	40,517	82,208	1,765
Total operating expenses	466,237	568,730	473,078
Operating income	59,226	33,901	123,904
Other income (expense):
Interest income	1,236	1,224	3,974
Tax credit transaction income	-	19,955	11,853
Interest expense	(84,708)	(110,717)	(124,329)
Interest expense - amortization of deferred financing costs	(2,696)	(4,557)	(5,148)
Interest expense - financing obligation	(679)	(1,237)	(1,144)
Recognized hedge activity	-	-	(828)
Equity in loss of Real Estate Ventures	(11,503)	(811)	(790)
Net gain on disposition of real estate	116,983	20,496	4,901
Net gain on sale of undepreciated real estate	9,232	3,019	1,184
Net gain from remeasurement of investments in real estate ventures	-	758	458
Net gain (loss) on real estate venture transactions	20,000	7,229	(417)
Loss on early extinguishment of debt	(66,590)	-	(7,594)
Income (loss) from continuing operations	40,501	(30,740)	6,024
Discontinued operations:
Income from discontinued operations	-	-	18
Net gain on disposition of discontinued operations	-	-	900
Total discontinued operations	-	-	918
Net income (loss)	40,501	(30,740)	6,942
Net (income) loss from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(15)	3	44
Net income (loss) attributable to Brandywine Operating Partnership	40,486	(30,737)	6,986
Distribution to preferred unitholders	(6,900)	(6,900)	(6,900)
Amounts allocated to unvested restricted unitholders	(341)	(329)	(349)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$33,245	$(37,966)	$(263)

Basic income (loss) per Common Partnership Unit:
Continuing operations	$0.19	$(0.21)	$(0.01)
Discontinued operations	-	-	0.01
	$0.19	$(0.21)	$-

Diluted income (loss) per Common Partnership Unit:
Continuing operations	$0.19	$(0.21)	$(0.01)
Discontinued operations	-	-	0.01
	$0.19	$(0.21)	$-

Basic weighted average common partnership units outstanding	176,523,800	179,697,262	167,942,246
Diluted weighted average common partnership units outstanding	177,516,451	179,697,262	167,942,246
Net (loss) income attributable to Brandywine Operating Partnership
Total continuing operations	$40,501	$(30,740)	$6,024
Total discontinued operations	-	-	918
Net income (loss)	$40,501	$(30,740)	$6,942

Distributions declared per Common Partnership Unit	$0.63	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2016	2015	2014
Net income (loss)	$40,501	$(30,740)	$6,942
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,371	(1,010)	(1,190)
Loss on settlement of interest rate swaps	-	-	(828)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	1,104	420	388
Total comprehensive income (loss)	3,475	(590)	(1,630)
Comprehensive income (loss)	43,976	(31,330)	5,312
Comprehensive (income) loss attributable to non-controlling interest - consolidated real estate ventures	(15)	3	44
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$43,961	$(31,327)	$5,356

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years ended December 31, 2016, 2015 and 2014

(in thousands, except Units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2013	4,000,000	$96,850	156,731,993	$1,800,530	$(3,377)	$946	$1,894,949
Net income (loss)				6,942		(44)	6,898
Other comprehensive loss					(1,630)		(1,630)
Deferred compensation obligation			80,152	(90)			(90)
Issuance of LP Units			21,850,000	334,903			334,903
Conversion of LP Units to common shares			228,536	3,614			3,614
Share Choice Plan Issuance			(1,423)				-
Share-based compensation activity			403,902	6,847			6,847
Adjustment of redeemable partnership units to liquidation value at period end				942			942
Adjustment to non-controlling interest				(108)		108	-
Redemption value of limited partnership units				(3,614)			(3,614)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders ($0.60 per unit)				(101,164)			(101,164)
BALANCE, December 31, 2014	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Loss	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2014	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755
Net income (loss)				(30,740)		3	(30,737)
Other comprehensive loss					(590)		(590)
Deferred compensation obligation			88,146	(2)			(2)
Repurchase and retirement of LP units			(5,209,437)	(67,430)			(67,430)
Issuance of partnership interest in consolidated real estate ventures						1,025	1,025
Bonus share issuance			8,447	125			125
Share Choice Plan Issuance			(1,423)				-
Share-based compensation activity			509,675	5,097			5,097
Adjustment of redeemable partnership units to liquidation value at period end				1,533			1,533
Adjustment to non-controlling interest				6		(6)	-
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders ($0.60 per unit)				(106,899)			(106,899)
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977

The accompanying notes are an integral part of these consolidated financial statements.

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977
Net income				40,486		15	40,501
Other comprehensive income					3,475		3,475
Deferred compensation obligation			(8,311)	(47)			(47)
Issuance of partnership interest in consolidated real estate venture						109	109
Conversion of LP Units to Common shares			55,303	875			875
Share-based compensation activity			405,200	5,763			5,763
Adjustment of redeemable partnership units to liquidation value at period end				(2,622)			(2,622)
Adjustment to non-controlling interest				6		(6)	-
Redemption value of limited partnership units				(875)			(875)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions to general partnership unitholders ($0.63 per unit)				(110,614)			(110,614)
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$40,501	$(30,740)	$6,942
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	189,676	219,029	208,569
Amortization of deferred financing costs	2,696	4,557	5,148
Amortization of debt discount/(premium), net	1,471	(755)	(531)
Amortization of stock compensation costs	4,310	5,065	4,137
Shares used for employee taxes upon vesting of share awards	(879)	(2,055)	(1,177)
Recognized hedge activity	-	-	828
Settlement of hedge transaction	-	(5,266)	-
Straight-line rent income	(28,351)	(23,668)	(16,046)
Amortization of acquired above (below) market leases, net	(6,529)	(7,960)	(6,377)
Straight-line ground rent expense	88	88	89
Provision for doubtful accounts	1,865	2,489	1,763
Net (gain) loss on real estate venture transactions	(20,000)	(7,418)	417
Net gain on sale of interests in real estate	(126,215)	(23,515)	(6,085)
Preacquisition cost write-off	-	1,299	-
Net gain from remeasurement of investment in real estate ventures	-	(758)	(458)
Loss on early extinguishment of debt	66,590	-	7,594
Provision for impairment	40,517	82,208	1,765
Tax credit transaction income	-	(19,955)	(11,853)
Real Estate Venture loss in excess of distributions	12,125	2,034	1,954
Deferred financing obligation	(679)	(1,237)	(1,147)
Changes in assets and liabilities:
Accounts receivable	2,373	(848)	(2,869)
Other assets	(155)	837	(4,111)
Accounts payable and accrued expenses	(8,004)	4,083	962
Deferred income, gains and rent	137	(521)	2,436
Other liabilities	685	(1,894)	(2,951)
Net cash provided by operating activities	172,222	195,099	188,999

Cash flows from investing activities:
Acquisition of properties	(20,406)	(150,472)	(18,443)
Acquisition of property - 1031 exchange funds applied	-	(62,812)	-
Proceeds from the sale of properties	784,331	247,228	118,855
Sale of property - 1031 exchange funds held in escrow	-	62,800	-
Net proceeds from the contribution of properties to an unconsolidated real estate venture	-	50,158	-
Net proceeds from the contribution of land to an unconsolidated real estate venture	-	-	8,212
Distribution of sale proceeds from a real estate venture	21,022	6,100	-
Issuance of mortgage note receivable	(3,380)	-	-
Loan provided to an unconsolidated real estate venture	-	-	(88,000)
Proceeds from repayment of mortgage notes receivable	-	88,000	7,026
Capital expenditures for tenant improvements	(51,398)	(97,851)	(131,077)
Capital expenditures for redevelopments	(11,909)	(48,367)	(19,245)
Capital expenditures for developments	(191,184)	(179,927)	(86,608)
Advances for the purchase of tenant assets, net of repayments	(784)	308	(540)
Investment in unconsolidated Real Estate Ventures	(28,610)	(68,549)	(46,098)
Deposits for real estate	(746)	(878)	-
Escrowed cash	6,992	516	283
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	13,065	8,557	9,767
Leasing costs paid	(16,083)	(21,263)	(24,917)
Net cash provided by (used in) investing activities	500,910	(166,452)	(270,785)

Cash flows from financing activities:
Proceeds from mortgage notes payable	86,900	130,000	-
Repayments of mortgage notes payable	(357,151)	(222,836)	(13,441)
Proceeds from unsecured term loan borrowing	-	50,000	-
Repayments of unsecured term loan	-	-	(250,828)
Proceeds from credit facility borrowings	195,000	89,000	-
Repayments of credit facility borrowings	(195,000)	(89,000)	-
Net proceeds from unsecured notes	-	-	496,459
Net proceeds from issuance of common units	-	-	335,016
Repayments of unsecured notes	(149,919)	-	(383,768)
Debt financing costs paid	(495)	(5,202)	(3,705)
Proceeds from the exercise of stock options	1,286	127	2,143
Partner contributions to consolidated real estate venture	108	1,025	-
Repurchase and retirement of common shares	-	(67,320)	-
Distributions paid to preferred and common partnership units	(116,636)	(115,249)	(105,795)
Net cash provided by (used in) financing activities	(535,907)	(229,455)	76,081
Increase (Decrease) in cash and cash equivalents	137,225	(200,808)	(5,705)
Cash and cash equivalents at beginning of year	56,694	257,502	263,207

Cash and cash equivalents at end of period	$193,919	$56,694	$257,502

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2016, 2015 and 2014 of $12,835, $12,150 and $6,802, respectively	$97,843	$124,953	$129,160

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	30,032	28,249	28,871
Change in investment in real estate ventures as a result of dispositions	2,023	-	-
Change in investment in real estate ventures related to non-cash disposition of property	(25,165)	(25,127)	(5,897)
Change in operating real estate related to non-cash property disposition	-	25,127	-
Change in real estate investments related to non-cash property acquisition	-	(66,324)	-
Change in investments in joint venture related to non-cash acquisition of property	-	66,324	-
Change in investments in joint venture related to contribution of land	-	-	(1,182)
Change in receivable from settlement of acquisitions	-	-	619
Change in other liabilities from contingent consideration related to a business combination	-	1,585	-
Change in operating real estate from contingent consideration related to a business combination	-	(1,585)	-
Change in other liabilities from a deferred payment related to an asset acquisition	-	2,000	-
Change in operating real estate from a deferred payment related to an asset acquisition	-	(2,000)	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive (a)	44,313	-	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive (a)	(12,642)	-	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive (a)	(20,582)	-	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive (a)	(12,384)	-	-
Change in capital expenditures financed through accounts payable at period end	8,222	(7,654)	7,336
Change in capital expenditures financed through retention payable at period end	848	6,104	6,164
Change in unfunded tenant allowance	-	(273)	(955)
(a) See Note 4, "Investments in Unconsolidated Ventures," for further information.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015, AND 2014

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2016, owned a 99.1% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of December 31, 2016, the Company owned 113 properties that contain an aggregate of approximately 17.6 million net rentable square feet and consist of 93 office properties, seven mixed-use properties, one retail property (101 properties, collectively the “Core Properties”), four development properties, three redevelopment properties and five properties classified as held for sale (collectively, the “Properties”).  In addition, as of December 31, 2016, the Company owned economic interests in 14 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain approximately 8.0 million net rentable square feet of office space; two of which own 4.3 acres of undeveloped parcels of land; two of which own 1.4 acres of land under active development; two of which own residential towers that contain 345 and 321 apartment units, respectively, and one of which owns an apartment complex that contains 398 units.  As of December 31, 2016, the Company also owned 317 acres of undeveloped land, of which five acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of December 31, 2016, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 12.3 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware; Austin, Texas and Concord, California. In addition to managing properties that the Company owns, as of December 31, 2016, the Company was managing approximately 10.5 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

Prior to the MAP Venture formation on February 4, 2016 (See Note 4, “Investment in Unconsolidated Real Estate Ventures”), the Company’s consolidated portfolio included 20 industrial properties. As of December 31, 2016, the Company held four remaining industrial properties in Core Properties, which the Company reclassified as mixed-use.

All references to building square footage, acres, occupancy percentage the number of buildings and tax basis are unaudited.

The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). Each of BRSCO, BTRS and BPI is a taxable REIT subsidiary. As of December 31, 2016, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL, BPM and BBS.  As of December 31, 2016, the Management Companies were managing properties containing an aggregate of approximately 28.1 million net rentable square feet, of which approximately 17.6 million net rentable square feet related to Properties owned by the Company and approximately 10.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company consolidates variable interest entities (“VIEs”) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct those matters that most significantly impacted the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has the obligations to fund losses, its maximum exposure to loss is not limited to the carrying amount of its investments.  As of December 31, 2016, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $997.5 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of December 31, 2016, the loans for which there is recourse to the Company consists of the following: (i) a $52.5 million payment guaranty on the term loan for evo at Cira; (ii) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (iii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.4 million payment guarantee on a loan provided to PJP VII. On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P. and the Company’s $3.2 million guarantee was cancelled. See Note 21, “Subsequent Events,” for further information.

When an entity is not deemed to be a VIE, the Company consolidates entities for which it has significant decision making control over the entity’s operations. The Company’s judgement with respect to its level of influence or control of an entity involves consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as managing member. The Company continuously assesses its determination of the primary beneficiary for each entity and assesses reconsideration events that may cause a change in the original determinations. The portion of the consolidated entities that is not owned by the Company is presented as non-controlling interest as of and during the periods consolidated. All intercompany transactions have been eliminated in consolidation.

As of December 31, 2016 and 2015, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $417.1 million and $422.9 million, respectively, and total liabilities of $254.6 million and $258.2 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, impairment of long-lived assets, land held for development, allowance for doubtful accounts and deferred costs.

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

Purchase Price Allocation

The Company allocates the purchase price of properties considered to be business combinations to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal option periods that are considered probable.

Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rents at market rates during the expected lease-up periods, which primarily range from four to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.  The Company also evaluates tenant relationships on a tenant-specific basis.  On certain of the Company’s acquisitions this intangible has been deemed immaterial, in which case no related intangible asset value is assigned.

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

Construction-in-Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred.  Internal direct construction costs totaling $6.7 million in 2016, $7.3 million in 2015, $5.2 million in 2014 and interest totaling $10.9 million in 2016, $10.2 million in 2015, and $4.8 million in 2014 were capitalized related to development of certain properties and land holdings.

During the years ended December 31, 2016, 2015 and 2014, the Company’s internal direct construction costs are comprised entirely of capitalized salaries.  The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2016	2015	2014
Development	$3,182	$2,641	$1,749
Redevelopment	144	221	184
Tenant Improvements	3,391	4,429	3,261
Total	$6,717	$7,291	$5,194

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of the properties included within its impairment analysis. The Company updates leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicates an impairment in value. Additionally, the Company considers strategic decisions regarding the future development plans for property under development and other market factors. For long-lived assets to be held and used, the Company analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that the Company will dispose of assets earlier, it analyzes the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various possible hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when the Company’s plans change, it revises its recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with its revised plans.

Estimated cash flows used in such analysis are based on the Company’s plans for the property and its views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are influenced by market data obtained from real estate leasing and brokerage firms and the Company’s direct experience with the properties and their markets.

The Company generally considers assets to be “held for sale” when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, the Company stops depreciating the property and estimate the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized, reducing the net carrying value of the property to estimated fair value less selling costs. For periods in which a property is classified as held for sale, the Company classifies the assets of the property as held for sale on the consolidated balance sheet for such periods.

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

Impairment of Land Held for Development

When demand for build-to-suit office space declines and the ability to sell land held for development deteriorates, or other market factors indicate a possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in money market accounts with financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions. The Company does not invest its available cash balances in money market funds, as such available cash balances are appropriately reflected as cash and cash equivalents on its consolidated balance sheet.

Restricted Cash

Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties. Restricted cash is included in the “Other assets” caption in the consolidated balance sheets.

Accounts Receivable and Accrued Rent Receivable

Generally, leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms is recorded as “Accrued rent receivable, net” on the accompanying consolidated balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2016 and 2015, no tenant represented more than 10% of accounts receivable and accrued rent receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $2.4 million and $13.7 million in 2016, respectively, and $1.7 million and $14.5 million in 2015, respectively. The allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants Standard Industrial Classification (SIC). Considering various factors including assigning a risk factor to different industries, these percentages are based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time the Company ceases capitalizing interest to its investment basis. During the twelve months ended December 31, 2016, the Company capitalized interest expense of $1.9 million. In each of the twelve months ended December 31, 2015 and 2014, the Company capitalized interest expense of $2.0 million.

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

Deferred Costs

Costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of leasing commissions and internal leasing costs that are amortized using the straight-line method over the life of the respective lease which generally ranges from 1 to 16 years. Management re-evaluates the remaining useful lives of leasing costs as economic and market conditions change.

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

A note receivable was given to an unaffiliated third party during the third quarter of 2016 to facilitate its acquisition and development of an industrial facility located in Pennsauken, New Jersey. The loan matures three years after the payment commencement date, which is 90 days after substantial completion of the development, and bears interest at 6.3% during year one, 7.0% during year two and 8.0% during year three. The Company evaluated its investment in the note receivable under ASC 310, Receivables and determined that the loan was provided at market terms and the Company does not participate in the residual profit of the unaffiliated third party. Accordingly, the investment, totaling $3.4 million as of December 31, 2016, has been classified on the Company’s balance sheet as a note receivable within the “Other assets” caption on the accompanying consolidated balance sheets.

Deferred Financing Costs

Costs incurred in connection with debt financing are capitalized as a direct deduction from the carrying value of the debt, except for costs capitalized related to the Company’s revolving credit facility, which are capitalized within “deferred costs, net” on the accompanying consolidated balance sheets. Deferred financing costs are charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method. Deferred financing costs are accelerated, when debt is extinguished, as part of “Interest expense-amortization of deferred financing costs” within the Company’s consolidated statements of operations. Original issue discounts are recognized as part of the gain or loss on extinguishment of debt, as appropriate.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rents over the terms of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $26.3 million in 2016, $21.6 million in 2015 and $13.7 million in 2014. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.1 million in 2016, $2.0 million in 2015 and $2.4 million in 2014. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $2.0 million in 2016, $1.8 million in 2015, and $1.5 million in 2014.

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

The Company receives leasing commission income, property management fees and third party development fees. Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company records development fees on a percentage of completion basis taking into account the risk associated with each project.

The Company recognizes fees received for lease terminations as revenue and writes off against such revenue any deferred rents receivable. The resulting net amount is the net revenue from the early termination of the leases. When a tenant's lease for space in a property is terminated early but the tenant continues to lease such space under a new or modified lease in the property, the net revenue from the early termination of the lease is recognized evenly over the remaining life of the new or modified lease in place on that property, unless the Company cannot determine that collectability of the lease termination revenue is reasonably assured.

No tenant represented greater than 10% of the Company’s rental revenue in 2016, 2015 or 2014.

Income Taxes

Parent Company

The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, a nominal provision for federal and state income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent tax years. The Parent Company is subject to certain local income taxes. Provision for such taxes has been included in general and administrative expenses in the Parent Company’s Consolidated Statements of Operations and Comprehensive Income.

The tax basis of the Parent Company’s assets was $3.0 billion and $3.9 billion for the years ended December 31, 2016 and 2015, respectively.

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2016, 2015 or 2014.

The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items as of December 31, 2016 and 2015.

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs.  The provisions have various effective dates beginning as early as 2016.  The changes have not materially impacted the Company’s operations, but the Company will continue to monitor as regulatory guidance is issued.

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

The tax basis of the Operating Partnership’s assets was $3.0 billion and $3.9 billion for the years ended December 31, 2016 and 2015, respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, as adjusted for unallocated earnings, if any, of certain securities, by the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that could occur from common shares issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options, and conversion of the noncontrolling interests in the Operating Partnership.  Anti-dilutive shares are excluded from the calculation.

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

Share-Based Compensation Plans

The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On June 2, 2010, the Parent Company’s shareholders approved amendments to the 1997 Plan that, among other things, increased the number of common shares available for future awards under the 1997 Plan by 6,000,000 (of which 3,600,000 shares are available solely for options and share appreciation rights). As of December 31, 2016, 4,295,559 common shares remained available for future awards under the 1997 Plan (including 2,377,778 shares available solely for options and share appreciation rights).

The Company incurred share-based compensation expense of $5.6 million during 2016, of which $1.0 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred share-based compensation expense of $7.3 million and $6.1 million during 2015 and 2014, of which $1.9 million and $1.7 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued guidance clarifying the definition of a business for purposes of determining when an acquisition (or disposition) should be accounted for as a business combination or an asset acquisition (or disposition) under the relevant accounting guidance.  The amendments in the update provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in the update require that: (i) to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two groups of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the update provides more stringent criteria for sets without outputs. The guidance is applied prospectively and is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for transactions which have not been reported in financial statements that have been issued or made available for issuance. Properties acquired by the Company will most likely qualify as asset acquisitions under the new guidance compared to deemed business combinations under the previous accounting guidance. As a result, acquired property will be measured at cost, which generally includes transaction costs, the one year measurement period to determine the value of acquired contingencies does not apply to asset acquisitions and the disclosure requirements will change.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents.  Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents.  The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.

In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company elected to early adopt this guidance resulting in a reclassification of debt extinguishment costs from operating activities to financing activities in the consolidated statements of cash flows for the year ended December 31, 2016. There was no other impact from the adoption of this guidance.

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in a more timely recognition of such losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is in the process of evaluating the impact of this new guidance and determined that the adoption of the guidance will have an impact on the Company’s estimation of its allowance for doubtful accounts. The Company has not quantified the impact that this guidance will have on its consolidated financial statements.

In May 2016, the FASB issued guidance amending the revenue from contracts with customers standard issued in May 2014 (and not yet effective). The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Joint Transition Resource Group, and provide additional practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts at transition. In accordance with the FASB election to defer the effective date of the revenue recognition standard by one year, reporting entities may choose to adopt the standard as of its original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company is in the process of evaluating the impact of this new guidance and has not yet determined the impact, if any, that the adoption of this guidance will have on its consolidated financial statements. At this point in time:

•	The Company does not believe this standard will have a material impact on its results of operations or financial condition, primarily because most of its revenue is from rental revenue.
•

The Company is analyzing its tenant reimbursement revenue to determine if the performance obligations set forth in the Company’s lease agreements will change the revenue recognition pattern. The Company does not expect this standard to have a material impact on the recognition of tenant reimbursement revenue.

•

The Company expects to identify similar performance obligations under this standard as compared with deliverables and separate units of account previously identified for leasing commissions, management fees and other sundry revenues. As a result, the Company expects the timing of its leasing commissions, management fees and other sundry revenues to remain the same.

In March 2016, the FASB issued guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has determined that this accounting guidance has no material impact on its consolidated financial statements.

Also in March 2016, the FASB issued guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments either on a prospective basis or on a modified retrospective basis. The Company has determined that this accounting guidance has no material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted. The ASU is expected to have the following impact on the Company’s consolidated financial statements:

•

The Company is in the process of separating lease components due under its leases from non-lease components. Under ASC 842 as a lessor, lease components will be recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The Company is in the process of evaluating the impact the ASU will have on its consolidated financial statements.

•

The Company’s tenant reimbursement revenues generated from common area and maintenance services that are provided to its tenants are considered a non-lease component that must be separated, allocated based on the transaction price allocation guidance and accounted for according to the new revenue standard.

•	ASC 842 is expected to impact the Company’s consolidated financial statements as the Company has certain operating land lease arrangements for which it is the lessee.
•

The Company will expense additional costs related to leasing efforts under ASC 842 compared to the previous GAAP because certain activities performed by personnel involved in the leasing process will no longer be considered incremental costs to execute a lease agreement.

•	The Company’s equity-method investments are required to adopt the standard in accordance with public timeline. The Company anticipates the impact of ASC 842 will be similar the items described above.

In August 2014, the FASB issued guidance regarding an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company adopted the guidance during the fourth quarter of 2016, which had no impact on its consolidated financial statements.

In May 2014, the FASB issued the Revenue from Contracts with Customers standard requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The standard requires the disclosure of sufficient quantitative and qualitative information for financial statement users to understand the nature, amount, timing and uncertainty of revenue and associated cash flows arising from contracts with customers. On July 9, 2015, the FASB elected to defer the effective date of this revenue recognition standard by one year. Reporting entities may choose to adopt the standard as of the original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. See above for disclosure of the expected impact on the Company’s consolidated financial statements.

The Company anticipates the impact to its equity method investments will be similar.

3. REAL ESTATE INVESTMENTS

As of December 31, 2016 and 2015 the gross carrying value of the Company’s Properties was as follows (in thousands):

	December 31,	December 31,
	2016	2015
Land	$ 469,522	$ 513,268
Building and improvements	2,683,087	2,719,780
Tenant improvements	433,686	459,952
Operating properties	3,586,295	3,693,000
Assets held for sale - real estate investments (a)	73,591	794,588
Total	$ 3,659,886	$ 4,487,588

(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation or other assets on the balance sheets of the properties held for sale. See Held for Sale section below.

Acquisitions and Dispositions

2016

Acquisition

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. The Company accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on its consolidated balance sheet. The Company funded the acquisition with $20.4 million of available corporate funds, net of prorations and other adjustments. As of December 31, 2016, the Company is under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of December 31, 2016, the land under this agreement of sale did not meet the criteria to be classified as held for sale. The Company has a continuing involvement through a completion guaranty, which requires the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. See Note 21, “Subsequent Events,” for information related to the sale of 1.7 acres.

Dispositions

The Company sold the following properties during the twelve-month period ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
October 13, 2016	620, 640, 660 Allendale Road	King of Prussia, PA	3	156,669	$12,800	$12,014	$2,382
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	9,500	9,241	(18)	(b)
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828
February 4, 2016	Och-Ziff Portfolio	Various (d)	58	3,924,783	398,100	353,971	(372)	(e)
Total Dispositions			66	5,239,632	$820,000	$769,799	$116,983

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

As of June 30, 2016, the Company determined that the sale of the property was probable and classified this property as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the property exceeded the fair value less the anticipated costs of sale. As a result, the Company recognized a provision for impairment totaling approximately $1.8 million during the three-month period ended June 30, 2016. The fair value measurement was based on the pricing in the purchase and sale agreement for the sale of the property. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the inputs utilized to determine fair value for this property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.” The loss on sale represents additional closing costs recognized at closing.

(c)

During the three-month period ended March 31, 2016, the Company recognized a provision for impairment totaling approximately $7.4 million on the properties. See “Held for Use Impairment” section below. The loss on sale primarily relates to additional closing costs recognized at closing.

(d)

Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 2016 contains a complete list of the 58 properties disposed of in the transactions with Och-Ziff Capital Management Group LLC. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further details of the transactions.

(e)

During the three-month period ended December 31, 2015, the Company recognized a provision for impairment totaling approximately $45.4 million. The loss on sale represents additional closing costs recognized at closing.

The Company sold the following land parcels during the twelve-month period ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale (a)
December 2, 2016	Oakland Lot B	Oakland, CA	1	0.9	$13,750	$13,411	$9,039
August 19, 2016	Highlands Land	Mt. Laurel, NJ	1	2.0	288	284	193
January 15, 2016	Greenhills Land	Reading, PA	1	120.0	900	837	-	(b)
Total Dispositions			3	122.9	$14,938	$14,532	$9,232

(a)	Gain on Sale is net of closing and other transaction related costs.
(b)

The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015, therefore the Company recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale during 2016.

Held for Use Impairment

As of December 31, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of three properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $7.3 million at December 31, 2016, reducing the aggregate carrying values of the properties from $25.8 million to their estimated fair value of $18.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.75% and 9.00%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

During the three-month period ended June 30, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, the Company determined that due to the reduction in the Company’s intended hold period of a property located in the Metropolitan D.C. segment, the Company would not recover the carrying values of that property. Accordingly, the Company recorded an impairment charge on the property of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rate and discount rate of 7.75% and 8.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

During the three-month period ended March 31, 2016, the Company evaluated the recoverability of the carrying value of the properties that triggered assessment under the undiscounted cash flow model. Based on the analysis, the Company determined that due to a reduction in the Company’s intended hold period, the Company would not recover the carrying value of two properties located in its Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

Land Impairments

As of December 31, 2016, the Company assessed the fair value of the land parcels within its Other segment that it intends to sell in the short-term and, based on that assessment, the Company determined that it would not recover the carrying value of five land parcels, consisting of 108 acres. Accordingly, the Company recorded impairment charges of $5.6 million at December 31, 2016, reducing the aggregate carrying value of the land parcels from $18.2 million to their estimated fair values of $12.6 million. The Company measured these impairments using indicative pricing in the markets in which each land parcel is located. The assumptions used to determine fair value under the market approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

Held for Sale

The following is a summary of properties classified as held for sale at December 31, 2016 but which did not meet the criteria to be classified within discontinued operations at December 31, 2016 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2016
	Metropolitan D.C. - Office (a)	Other Segment - Office (b)	Other Segment - Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$21,720	$51,871	$-	$73,591
Accumulated depreciation	(11,935)	(20,981)	-	(32,916)
Operating real estate investments, net	9,785	30,890	-	40,675
Land held for development	-	-	1,043	1,043
Total real estate investments, net	9,785	30,890	1,043	41,718
Total assets held for sale, net	$9,785	$30,890	$1,043	$41,718

LIABILITIES HELD FOR SALE
Other liabilities	$73	$8	$-	$81
Total liabilities held for sale	$73	$8	$-	$81

(a)

As of December 31, 2016, the Company determined that the sale of three office properties in the Metropolitan D.C. segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded their fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $3.0 million during the three-month period ended December 31, 2016. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 10.00%, respectively. The results were comparable to indicative pricing in the market. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 fair value reporting.

(b)

As of December 31, 2016, the Company determined that the sale of two office properties in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the properties exceeded the fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $11.5 million during the three-month period ended December 31, 2016. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.75% and 9.75%, respectively. The results were comparable to indicative pricing in the market. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 fair value reporting.

(c)

As of December 31, 2016, the Company determined that the sale of a land parcel in the Other segment was probable and classified the land parcel as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the carrying value of the land approximated the fair value less the anticipated costs of sale and the Company recorded a nominal impairment. The fair value measurement was based on the pricing in the purchase and sale.

The sales of the Company’s fee interests in the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented. See Note 21, "Subsequent Events," for further information regarding these dispositions.

2015

Acquisitions

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

On June 22, 2015, through a series of transactions with International Business Machines ("IBM"), the Company acquired the remaining 50.0% interest in Broadmoor Austin Associates, consisting of seven office buildings and the 66.0 acre underlying land parcel located in Austin, Texas, for an aggregate purchase price of $211.4 million. The aggregate purchase price includes the carrying amount of the Company’s investment in Broadmoor Austin Associates of $66.3 million. The office buildings contain 1,112,236 net rentable square feet of office space and were 100.0% occupied as of June 22, 2015. The Company funded the cost of the acquisition with an aggregate cash payment of $143.8 million, consisting of $81.0 million from available corporate funds and $62.8 million previously held in escrow related to a Section 1031 like-kind exchange. Part of the cash payment was used at closing to repay, at no repayment penalty, the remaining $51.2 million of secured debt. The Company incurred $0.2 million of acquisition related costs that are classified within general and administrative expenses.

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

Broadmoor Austin Associates contributed revenue, included in the Company’s consolidated income statements, of $26.4 million and $13.2 million and net losses of $5.2 million and $7.2 million for the twelve-months ended December 31, 2016 and 2015, respectively.

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

On April 2, 2015, the Company acquired, from an unaffiliated third party, a property located at 618 Market Street in Philadelphia, Pennsylvania, comprised of a 330-space parking garage and 14,404 net rentable square feet for $19.4 million. Although the property is currently fully operational, the Company intends to either redevelop the existing property or demolish and fully develop the property. As of December 31, 2015, the Company had not yet begun any such development or redevelopment plans. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million, and cash of $17.8 million.

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

Dispositions

The Company sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2015 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain on Sale (a)
December 31, 2015	5707 Southwest Parkway (Encino Trace)	Austin, TX	2	320,000	$76,700	$50,158	$2,008	(b)
December 29, 2015	Laurel Corporate Center	Mt. Laurel, NJ	6	560,147	56,500	56,253	2,901
December 18, 2015	Carlsbad Properties	Carlsbad, CA	3	196,075	30,400	29,568	-	(c)
December 18, 2015	751-761 Fifth Ave	King of Prussia, PA	1	158,000	4,600	4,245	894
September 29, 2015	1000 Howard Boulevard	Mt. Laurel, NJ	1	105,312	16,500	15,780	4,828
August 13, 2015	Bay Colony Office Park	Wayne, PA	4	247,294	37,500	36,386	269
August 11, 2015	741 First Avenue	King of Prussia, PA	1	77,184	4,900	4,640	372
June 10, 2015	100 Gateway Centre Parkway	Richmond, VA	1	74,991	4,100	3,911	-	(d)
April 24, 2015	Christina & Delaware Corporate Centers	Wilmington, DE	5	485,182	50,100	49,579	1,749
April 9, 2015	Lake Merritt Tower	Oakland, CA	1	204,336	65,000	62,800	-	(e)
January 8, 2015	1000 Atrium Way / 457 Haddonfield Road (Atrium I / Libertyview)	Mt. Laurel, NJ / Cherry Hill, NJ	2	221,405	28,300	26,778	8,981
Total Dispositions			27	2,649,926	$374,600	$340,098	$22,002	(f)
(a)	Gain on Sale is net of closing and other transaction related costs.
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

Held for Sale

The following is a summary of properties classified as held for sale but which did it not meet the criteria to be classified within discontinued operations at December 31, 2015 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	December 31, 2015
	Och-Ziff Properties (a)	2970 Market Street (b)	Greenhills Land (c)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$526,099	$268,489	$-	$794,588
Accumulated depreciation	(179,092)	(34,489)	-	(213,581)
Operating real estate investments, net	347,007	234,000	-	581,007
Construction-in-progress	1,915	25	-	1,940
Land held for development	-	-	837	837
Total real estate investments, net	348,922	234,025	837	583,784
Intangible assets	581	-	-	581
Total assets held for sale, net	$349,503	$234,025	$837	$584,365

LIABILITIES HELD FOR SALE
Acquired lease intangibles, net	$192	$-	$-	$192
Other liabilities	1,959	-	-	1,959
Total liabilities held for sale	$2,151	$-	$-	$2,151

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

(b)

On December 23, 2015 the Company entered into a purchase and sale agreement to dispose of its equity interests in the office property located at 2970 Market Street in Philadelphia commonly known as 30th Street Main Post Office (“Cira Square”), which includes 862,692 square feet of rentable space and is fully leased to a single tenant.  As of December 31, 2015, the Company determined the sale was probable and classified the property as held for sale in accordance with applicable accounting standards for long lived assets. As the fair value less anticipated costs to sell exceeded the carrying value of the property no impairment loss was recorded.  The fair value measurement was based on the pricing in the purchase and sale agreement.  As the sales price is unobservable, the Company determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting. On February 5, 2016 the Company completed the disposition of its equity interests in Cira Square.

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

The sales of the Company’s equity interests and the fee interests in the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented. See Note 21, "Subsequent Events," for further information regarding these dispositions.

Held for Use Impairment

As of December 31, 2015, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to deteriorating operating results, increased market vacancy and a reduction in management’s intended hold period, the Company would not recover the carrying value of three properties located in the Company’s Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $27.5 million at December 31, 2015 reducing the aggregate carrying values of these properties from $40.4 million to their estimated fair values of $12.9 million. The

Company determined these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs, respectively, in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

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

Dispositions

The Company sold the following office properties, in each case to unaffiliated third parties in arms’ length transactions, during the twelve-month period ended December 31, 2014 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
October 24, 2014	100, 101, 200, 300 and 301 Lindenwood Drive (the Valleybrooke Properties)	Malvern, PA	5	279,934	$37,900	$37,156	$203	(b)
September 30, 2014	1880 Campus Commons Drive (Campus Pointe)	Reston, VA	1	172,943	42,500	41,476	4,698
April 3, 2014	11305 Four Points Drive (Four Points Centre) (c)	Austin, TX	2	192,396	20,750	34,392	(255)	(c)
Total Dispositions			8	645,273	$101,150	$113,024	$4,646
(a)	Gain/(Loss) on sale is net of closing and other transaction related costs.
(b)	During the third quarter of 2014, the Company recorded a $1.8 million impairment loss on these properties.
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

The Company sold the following land parcels, in each case to unaffiliated third parties in arms’ length negotiations, during the twelve-month period ended December 31, 2014 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale (a)
April 16, 2014	Westpoint II Land	Dallas, TX	1	5.3	$1,600	$1,505	$12
March 27, 2014	Rob Roy Land	Austin, TX	1	16.8	3,520	3,350	1,172
Total Dispositions			2	22.1	$5,120	$4,855	$1,184
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

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

The disposal of the properties referenced above does not represent a strategic shift that has a major effect on the Company’s operations and financial results.  Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2016, the Company held ownership interests in 14 unconsolidated Real Estate Ventures for an aggregate investment balance of $281.3 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of December 31, 2016, seven of the real estate ventures owned  properties that contain an aggregate of approximately 8.0 million net rentable square feet of office space; two real estate ventures owned 4.3 acres of undeveloped parcels of land; two real estate ventures owned 1.4 acres of land under active development; two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively, and one real estate venture owned an apartment complex that contains 398 units.

The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $19.8 million and $18.8 million for the years ended December 31, 2016 and 2015, respectively. The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.4 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively.

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

The Company’s investment in Real Estate Ventures as of December 31, 2016 and 2015, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2016 and 2015 was as follows (in thousands):

		Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%
	Ownership Percentage (a)	2016	2015	2016	2015	2016	2015	Current Interest Rate	Debt Maturity
Office Properties
Brandywine-AI Venture LLC (b)	50%	$67,809	$50,760	$(5,895)	$(229)	$131,539	$132,717	3.96%	(c)
DRA (G&I) Austin (d)	50%	52,886	60,427	(1,880)	(1,235)	405,734	410,066	3.36%	(e)
MAP Venture (f)	50%	20,893	-	(4,218)	-	180,800	-	L+6.25%	Feb 2018
Four Tower Bridge	65%	2,286	1,684	602	211	9,961	10,162	5.20%	Feb 2021
PJP VII	25%	980	872	233	211	4,956	5,621	L+2.65%	Dec 2019
PJP II	30%	532	435	97	32	2,893	3,201	6.12%	Nov 2023
PJP VI	25%	142	45	97	151	7,652	7,918	6.08%	Apr 2023
1000 Chesterbrook Blvd. (g)		-	1,895	160	117	-	23,610
PJP V (g)		-	305	127	189	-	5,035
Invesco, L.P. (g)		-	-	261	349	-	-
Broadmoor Austin Associates (g)		-	-	-	(377)	-	-
Coppell Associates (h)		-	(1,130)	12	84	-	15,515

Other
HSRE-BDN I, LLC (d)	50%	21,228	15,003	843	(188)	105,000	95,562	L+2.25%	Oct 2019
TB-BDN Plymouth Apartments	50%	12,450	12,338	119	(252)	53,967	50,964	L+1.70%	Dec 2017
Brandywine 1919 Ventures (d) (i)	50%	27,462	29,086	(1,529)	-	79,250	19,411	L+2.00%	Oct 2018
Residence Inn Tower Bridge (g)		-	-	-	367	-	-

Development Properties
4040 Wilson	50%	36,356	36,626	(270)	(106)	1,004	-	L+2.40%	Mar 2019
51 N Street	70%	20,318	16,725	(114)	-	-	-
1250 First Street Office	70%	17,304	14,312	(15)	-	-	-
Seven Tower Bridge	20%	685	491	(133)	(135)	14,710	14,789	3.71%	(j)
		$281,331	$239,874	$(11,503)	$(811)	$997,466	$794,571

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
(b)	See “Brandywine AI Venture: 3141 Fairview Park Drive” section below for information discussing activity that occurred during 2016 relating to this venture.
(c)

The debt for these properties is comprised of three fixed rate mortgages: (1) $37.9 million with a 4.40% fixed interest rate due January 1, 2019, (2) $27.1 million with a 4.65% fixed interest rate due January 1, 2022, and (3) $66.5 million with a 3.22% fixed interest rate due August 1, 2019, resulting in a time weighted average rate of 3.96%.

(d)

The basis differences associated with these ventures are allocated between cost and the underlying equity in the net assets of the investee and is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization). The Company increased its ownership interest in the HSRE-BDN I, LLC venture (also referred to as the “Evo at Cira South Venture”) to 50% on March 2, 2016. On June 10, 2016, HSRE-BDN I, LLC refinanced its debt.  See “Evo at Cira South Venture” section below for further details on these transactions.

(e)

The debt for these properties includes seven mortgages: (1) $33.9 million that was swapped to a 1.59% fixed rate (or an all-in fixed rate of 3.52% incorporating the 1.93% spread) due November 1, 2018, (2) $54.7 million that was swapped to a 1.49% fixed rate (or an all-in rate of 3.19% incorporating the 1.70% spread) due October 15, 2018, (3) $137.0 million  that was swapped to a 1.43% fixed rate (for an all-in fixed rate of 3.44% incorporating the 2.01% spread) due November 1, 2018, (4) $29.0 million with a 4.50% fixed interest rate due April 6, 2019, (5) $34.3 million with a 3.87% fixed interest rate due August 6, 2019, (6) $86.7 million that was swapped to a 1.36% fixed rate (or all-in fixed rate of 3.36% incorporating the 2.00% spread) due February 10, 2020, and (7) $30.0 million with a rate of LIBOR + 1.85% with a cap of 2.75% due January 1, 2021, resulting in a time and dollar weighted average rate of 3.36%.

(f)

In order to fulfill interest rate protection requirements, a LIBOR interest rate cap of 1.75% was purchased, effective February 3, 2016 and maturing February 9, 2018, for a notional amount of $200.8 million. There are three options to extend the maturity date of the debt for three successive terms, each year representing a separate option.

(g)

The Company liquidated its 25% ownership interest in the PJP V real estate venture on September 22, 2016. On June 30, 2016, the Company liquidated its 50% ownership interest in the venture known as 1000 Chesterbrook. The ownership interest in Invesco, L.P. was sold prior to December 31, 2015, and on August 19, 2016, the Company assigned its residual profits interest to the general partner of Invesco. The Company purchased the remaining 50% interest in Broadmoor Austin Associates on June 22, 2015.  The ownership interest in Residence Inn Tower Bridge was sold on December 30, 2015.  See below for further detail on 2016 dispositions.

(h)

Carrying amount represents the negative investment balance of the venture that was included in other liabilities as of December 31, 2015. The ownership interest in this venture was disposed of on January 29, 2016.

(i)

The stated rate for the construction loan is LIBOR + 2.00%. It is further reduced to 1.75% upon reaching 90% residential occupancy and commencement of the lease in the retail space.  To fulfill interest rate protection requirements, an interest rate cap was purchased at 4.50%.

(j)

Comprised of two fixed rate mortgages totaling $8.0 million that mature on March 1, 2017 and accrue interest at a current rate of 7.00%, a $0.8 million 3.00% fixed rate loan through its September 1, 2025 maturity, a $2.0 million 4.00% fixed rate loan with interest only through its February 7, 2017 maturity and a $3.9 million 3.25% fixed rate loan with interest only beginning March 11, 2018 through its March 11, 2020 maturity, resulting in a time and dollar weighted average rate of 3.42%.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Net property	$1,483,067	$1,258,999
Other assets	231,972	158,672
Other liabilities	129,486	69,028
Debt, net	989,738	794,571
Equity	595,815	554,072

Company’s share of equity (Company’s basis) (a) (b)	$281,331	$241,004

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

(b)

Does not include the negative investment balance of one real estate venture totaling $1.1 million as of December 31, 2015, which is included in other liabilities. The Company disposed of its interest in this venture on January 29, 2016. See “Coppell Associates” section below for further details.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue	$214,452	$164,928	$147,236
Operating expenses	(110,265)	(70,136)	(61,268)
Provision for impairment (a)	(10,476)	-	-
Interest expense, net	(43,283)	(34,584)	(36,511)
Depreciation and amortization	(85,738)	(68,100)	(57,109)
Net loss (b)	$(35,310)	$(7,892)	$(7,652)

Equity in loss of Real Estate Ventures	$(11,503)	$(811)	$(790)

(a)  During the year ended December 31, 2016, Brandywine - AI Venture LLC recorded a property level impairment charge of $10.4 million. See additional details in the “Station Square Impairment” disclosure below.

(b)  During the year ended December 31, 2016, there were $7.1 million of acquisition deal costs related to the formation of the MAP Venture.

As of December 31, 2016, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2017	$72,520
2018	485,847
2019	274,445
2020	92,261
2021	40,498
Thereafter	31,895
Total principal payments	997,466
Net deferred financing costs	(7,728)
Outstanding indebtedness	$989,738

Brandywine - AI Venture: 3141 Fairview Park Drive

On December 20, 2011, the Company formed a real estate venture, Brandywine - AI Venture LLC, (the "AICC Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. The Company and Current Creek each own a 50% interest in the AICC Venture. The AICC Venture owns three office properties, which the Company contributed to the AICC Venture upon its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland.

The Company maintained a regional management and leasing office at 3141 Fairview Park Drive. Consistent with the other four properties owned by the AICC Venture, financial control was shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease that the Company maintained at 3141 Fairview Park Drive resulted in the Company having continuing involvement that required 3141 Fairview Park Drive and its related operations to be consolidated by the Company under the financing method of accounting for sales of real estate. At formation, the Company concluded under ASC 810, Consolidations that it was appropriate to deconsolidate the remaining two properties and account for them under the equity method of accounting.

On August 31, 2016, the Company terminated its lease for the regional management and leasing office at 3141 Fairview Park Drive. Accordingly, the Company no longer has a continuing involvement, other than the equity method investment and property management agreement, with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result of the sale accounting, the Company deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from its consolidated balance sheet and recorded a $12.6 million equity method investment. Upon recognizing the sale, there was no gain or loss, as 3141 Fairview Park Drive was impaired to its fair value during the second quarter of 2016.

On September 30, 2016, the Company funded a capital call totaling $10.3 million to the AICC Venture for its 50% share of the mortgage debt on 3141 Fairview Park Drive. Subsequently, the AICC Venture funded $20.6 million for the repayment of its mortgage debt.

The Company determined that the partial sale recognition does not have an impact on the accounting standard for VIEs because the underlying real estate venture agreements are unchanged. The Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company continues to use the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Venture.  Based upon each member’s substantive participating rights over the activities of the Venture under its operating and related agreements, it is not consolidated by the Company, and is accounted for under the equity method of accounting.

Brandywine - AI Venture: Station Square Impairment

On July, 10, 2012, Brandywine – AI Venture (the “AISS Venture”), an unconsolidated real estate venture in which the Company owns a 50% interest, acquired a three building office portfolio totaling 497,896 net rentable square feet in Silver Spring, Maryland (“Station Square”) valued at $120.6 million. During the period ended September 30, 2016, the AISS Venture recorded a $10.4 million held for use impairment charge related to Station Square, which is included in the Company’s Metropolitan D.C. segment. The Company's share of this impairment charge was $5.2 million and is reflected in equity in loss of Real Estate Ventures in its consolidated statement of operations for the period ended December 31, 2016.  The fair value of the Station Square properties was primarily determined based on offers received for the properties. The remaining properties in the AISS Venture were evaluated for impairment, and based on an undiscounted cash flow analysis, no additional other than temporary impairment was identified.

All of the inputs used to determine the above-mentioned impairment charges are categorized Level 3, as previously defined.

The Company evaluated for other than temporary impairment in its investment in the AISS Venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment in the AISS Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the three properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of the Company’s proportionate share of the impairment charge through equity in loss of Real Estate Ventures, the Company evaluated the fair value of the investment in the AISS Venture through a hypothetical liquidation at book value method.  No other than temporary impairment was identified.

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

Invesco Venture

On August 19, 2016, the Company assigned its residual profits interest in an unconsolidated real estate venture known as Invesco, L.P. to the general partner of Invesco L.P. for $7.0 million. At the time of sale, the Company’s investment basis in Invesco, L.P. was zero and the Company held no other ownership interest. As a result, the Company recorded the entire amount of the proceeds received as a gain on sale of unconsolidated real estate ventures in its consolidated statement of operations.

1000 Chesterbrook

On June 30, 2016, the real estate venture known as 1000 Chesterbrook sold its office property, comprised of 172,286 square feet, located in Berwyn, Pennsylvania for a sales price of $32.1 million. As of June 30, 2016, the Company owned a 50% interest in the 1000 Chesterbrook real estate venture. The proceeds to 1000 Chesterbrook, net of closing costs, proration adjustments and $23.2 million of debt assumed by the buyer, were $9.8 million. The Company recorded $3.2 million for its proportionate share of the Venture’s gain which is reflected in “Gain on Real Estate Venture transactions” in the accompanying consolidated statement of operations. The proceeds from the sale, along with $0.2 million of working capital, were distributed to the Company during the third quarter of 2016.

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

MAP Venture

On February 4, 2016, Brandywine Operating Partnership, L.P., together with subsidiaries of the Operating Partnership, entered into a series of related transactions (the “Och-Ziff Sale”) with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition by the Company of 58 office properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia. The related transactions involved: (i) the sale by the Company to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of the Company’s fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels and; (ii) the Company’s formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) the Company’s sale to MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) the retention of a 50% non-controlling equity interest in the MAP Venture.

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

As a result of this transaction, the Company received $354.0 million in proceeds and maintain a 50% ownership interest in the MAP Venture valued as of February 4, 2016 at $25.2 million, which holds the leasehold interest in the Buildings. The MAP Venture was formed as a limited liability company in which the Company has been designated as the Managing Member. In addition, through an affiliate, the Company provides property management services at the Buildings on behalf of the MAP Venture for a market based management fee.

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

The Company is not required to fund the operating losses of the MAP Venture. Accordingly, it can only incur losses equal to its investment basis in the MAP Venture.

The Company has determined that this transaction does not represent a significant shift in the Company’s operations that has a major impact on the Company’s economic performance. As a result, the properties are not classified as discontinued operations on the consolidated financial statements.

Coppell Associates

On January 29, 2016, the Company sold its entire 50% interest in an unconsolidated real estate venture known as Coppell Associates. The proceeds to the Company, net of closing costs and related debt payoff, were $4.6 million.  The carrying amount of the Company’s investment in Coppell Associates was a $1.1 million liability at the sale date, resulting in a $5.7 million gain on sale of its interest in the real estate venture. The investment was in a liability position because the Company, as a general partner, was required to fund losses of Coppell Associates. The negative investment balance represented the Company’s share of unfunded cumulative losses incurred in excess of its investment basis as of the date of sale.

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

Based on the facts and circumstances at formation of 25 M Street, the Company determined that 25 M Street is a variable interest entity (VIE) in accordance with the accounting standard for consolidation of VIEs. Accordingly, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 25 M Street. Under the operating and related agreements the Company has the power to control substantially all of the activities which most significantly impact the economics of 25 M Street, and accordingly, 25 M Street is consolidated within the Company’s financial statements. As of December 31, 2016 and December 31, 2015, the carrying value of the project, which is included in the land held for development caption of the consolidated balance sheets, was $22.4 million and $20.5 million, respectively.

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

1919 Ventures

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company thereafter contributed the acquired land into a then newly-formed general partnership, referred to below as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest.  On October 15, 2014, the Company acquired the 50% interest of the unaffiliated third party at fair value, which approximates carrying value. No remeasurement gain or loss on the Company’s previous investment was recorded at that time.

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

As of December 31, 2016, $79.3 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of the Company and LCOR.

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

On July 31, 2014, the Austin Venture acquired the Crossings at Lakeline, comprised of two three-story buildings containing an aggregate of 232,274 rentable square feet located in Austin, Texas for $48.2 million.  The transaction was funded with $34.5 million of proceeds of a 3.87% fixed rate mortgage loan from a non-affiliated institutional lender and $12.8 million (net of $0.9 million in purchase adjustments) of cash capital contributions, with $6.4 million made by each of DRA and the Company.  The Austin Venture expensed approximately $0.1 million of transaction costs to acquire the property, net of $0.6 million credit from the seller.

On October 17, 2014, the Austin Venture acquired River Place, comprised of seven Class A office buildings containing 590,881 rentable square feet located in Austin, Texas for $128.1 million.  The transaction was funded through a combination of an $88.0 million short-term loan, secured by a mortgage, made by the Company to the Austin Venture and cash capital contributions of $18.9 million made by each of DRA and the Company to the Austin Venture.  The short-term financing was provided by the Company while the Austin Venture secured permanent financing. As of December 31, 2014, the Company accounted the short-term financing as a note receivable.  See Note 2, “Summary of Significant Accounting Policies,” for the Company’s accounting treatment.  On January 30,

2015, the Austin Venture closed on a mortgage loan with a non-affiliated institutional lender, and used the proceeds of the loan to repay in full an $88.0 million short-term secured loan made by the Company to fund costs of the Austin Venture's acquisition of River Place. The Austin Venture expensed approximately $0.2 million of transaction costs to acquire the property.

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

4040 Wilson Venture

On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”) a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson expects to construct a 426,000 square foot office representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia.  4040 Wilson expects to develop the office building on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. The total estimated project costs are $202.0 million, which the Company expects will be financed through approximately $72.0 million of partner capital contributions (consisting of $36.0 million in cash from the Company, of which $35.6 million has been funded to date, and land with a value of $36.0 million from Ashton Park), with the remaining balance funded by debt financing through a construction lender that has not yet been determined. During the second quarter of 2015, 4040 Wilson completed the construction of the garage structure.  The Company expects groundbreaking on the building structure to commence upon achievement of certain pre-leasing levels, at which point 4040 Wilson expects to obtain debt financing for the remainder of the project costs.

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

Guarantees

As of December 31, 2016, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $997.5 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of December 31, 2016, the loans for which there is recourse to the Company consists of the following: (i) a $52.5 million payment guaranty on the term loan for evo at Cira; (ii) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (iii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iv) a $0.4 million payment guarantee on a loan provided to PJP VII. On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P. and the Company’s $3.2 million guarantee was cancelled. See Note 21, “Subsequent Events,” to the consolidated financial statements for further information.

In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. DEFERRED COSTS

As of December 31, 2016 and 2015, the Company’s deferred costs (assets) were comprised of the following (in thousands):

	December 31, 2016
	Total Cost	Amortization	Deferred Costs, net
Leasing costs	$146,135	$(56,942)	$89,193
Financing costs - Revolving Credit Facility	3,595	(1,446)	2,149
Total	$149,730	$(58,388)	$91,342

	December 31, 2015
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$165,741	$(67,342)	$98,399
Financing costs - Revolving Credit Facility	3,578	(558)	3,020
Total	$169,319	$(67,900)	$101,419

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized internal direct leasing costs of $5.0 million, $6.6 million and $7.1 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

Brokerage Commission Payments to Related Party

In May 2015, the Company leased approximately 228,000 square feet of office space (the “2015 Lease”) to a third-party commercial tenant represented by a commercial real estate broker named WDL-EL Real Estate Advisory Group, LLC, which does business as “NorthMarq Advisors” (“NorthMarq”).  Walter D’Alessio, who served until February 17, 2017 as our Chairman and Lead Independent Director, owns a 33.3% membership interest in WDL Real Estate Advisory Group, LLC (“WDL”), which in turn owns a 49% interest in NorthMarq.  Mr. D’Alessio is also a Principal of NorthMarq and Chairman of the Board of the tenant.

The tenant maintained a long-standing brokerage relationship with NorthMarq that pre-dated the Company’s commencement of discussions as to the 2015 Lease, and NorthMarq acted as the tenant’s exclusive broker in connection with the lease. Consistent with customary practice in the commercial real estate industry, the Company paid the tenant’s brokerage commission in the amount of $4.2 million, with one-half paid to NorthMarq in 2015 upon signing of the lease and the balance paid to NorthMarq in 2016 upon the tenant’s occupancy of the leased premises. As a principal of NorthMarq, Mr. D’Alessio received payments from NorthMarq aggregating approximately $1.0 million in connection with the brokerage commission, with one-half paid in 2015 and the balance paid in 2016.

6. INTANGIBLE ASSETS

As of December 31, 2016 and 2015, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$142,889	$(75,696)	$67,193
Tenant relationship value	13,074	(10,167)	2,907
Above market leases acquired	4,718	(2,340)	2,378
Total intangible assets, net	$160,681	$(88,203)	$72,478

Acquired lease intangibles, net:
Below market leases acquired	$37,579	$(19,460)	$18,119

	December 31, 2015
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$161,276	$(57,063)	$104,213
Tenant relationship value	20,117	(15,580)	4,537
Above market leases acquired	5,333	(1,879)	3,454
	186,726	(74,522)	112,204
Assets held for sale	(2,854)	2,273	(581)
Total intangible assets, net	$183,872	$(72,249)	$111,623

Acquired lease intangibles, net:
Below market leases acquired	$50,025	$(24,178)	$25,847
Assets held for sale	(1,069)	877	(192)
Total acquired lease intangibles, net	$48,956	$(23,301)	$25,655

For the years ended December 31, 2016, 2015, and 2014, the Company accelerated the amortization approximately $0.6 million, $0.5 million and $0.8 million, respectively, of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2016, 2015, and 2014, the Company accelerated amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.

As of December 31, 2016, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2017	$19,663	$3,323
2018	11,754	2,196
2019	10,536	1,885
2020	8,457	1,337
2021	5,971	807
Thereafter	16,097	8,571
Total	$72,478	$18,119

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

3141 Fairview Park Drive (a)	$-	$20,838	4.25%		Jan 2017
Two Logan Square	86,012	86,886	3.98%	(b)	May 2020
One Commerce Square	127,026	130,000	3.64%	(c)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(d)	Apr 2023
IRS Philadelphia Campus (e)	-	177,425	7.00%		Sep 2030
Cira South Garage (e)	-	35,546	7.12%		Sep 2030
Principal balance outstanding	325,038	562,695
Plus: fair market value premium (discount), net	(2,761)	(3,198)
Less: deferred financing costs	(728)	(13,744)
Mortgage indebtedness	$321,549	$545,753

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$250.0M 6.00% Guaranteed Notes due 2016 (f)	-	149,919	5.95%		Apr 2016
$300.0M 5.70% Guaranteed Notes due 2017	300,000	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I)	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II)	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,703,610	1,853,529
Plus: original issue premium (discount), net	(4,678)	(5,714)
Less: deferred financing costs	(7,369)	(8,851)
Total unsecured indebtedness	$1,691,563	$1,838,964
Total Debt Obligations	$2,013,112	$2,384,717

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

(e)

On January 14, 2016, the Company funded $265.8 million to prepay two mortgage loans, consisting of $176.9 million of principal repayment, $44.5 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness on the office property located at 2970 Market Street in Philadelphia, Pennsylvania commonly known as 30th Street Main Post Office (“Cira Square”), ahead of its scheduled maturity date of September 10, 2030. Also on January 14, 2016, the Company funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness of a 1,662 parking space facility located in

Philadelphia, Pennsylvania commonly known as (“Cira South Garage”), ahead of its scheduled maturity date of September 10, 2030. These repayments were financed with $195.0 million of funds available under the Credit Facility with the remaining balance funded through available cash balances. The Company recognized a $66.6 million loss on extinguishment of debt, consisting of the prepayment charges along with $10.8 million and $2.4 million related to non-cash charges for deferred financing costs for Cira Square and Cira South Garage, respectively.

(f)	On April 1, 2016, the entire principal balance of the unsecured 6.00% Guaranteed Notes was repaid upon maturity. Available cash balances were used to fund the repayment of the unsecured notes.

During 2016, 2015, and 2014, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.03%, 5.72%, and 5.73%, respectively.  As of December 31, 2016 and 2015, the carrying value of the mortgage indebtedness encumbering the Company’s Properties was $325.0 million and $562.7 million, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

On September 16, 2014, the Company closed on an underwritten offering of its 4.10% Guaranteed Notes 2024 Notes due October 1, 2024 (the “2014 Notes”) and  its 4.55% Guaranteed Notes due October 1, 2029 Notes (the “2029 Notes”).  The 2024 Notes were priced at 99.388% of their face amount with a yield to maturity of 4.175%, representing a spread at the time of pricing of 1.70%. The 2029 Notes were priced at 99.191% of their face amount with a yield to maturity of 4.625%, representing a spread at the time of pricing of 2.15%.  The 2024 Notes and 2029 Notes have been reflected net of discounts of $1.2 million and $1.7 million, respectively, in the consolidated balance sheets as of December 31, 2016 and $1.3 million and $1.8 million, respectively, in the consolidated balance sheets as of December 31, 2015.

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

There were no repurchases of unsecured debt during the twelve months ended December 31, 2016 and 2015. The following table provides additional information on the Company’s repurchase of $376.2 million in aggregate principal amount of its outstanding unsecured notes (consisting of the 2014 Notes and 2015 Notes, as indicated above) during the twelve months ended December 31, 2014 (in thousands):

Notes	Principal	Repurchase Amount (a)	Loss on Early Extinguishment of Debt (b)	Acceleration of Deferred Financing
2014 5.40% Notes	$218,549	$219,404	$(855)	$9
2015 7.50% Notes	157,625	164,364	(6,739)	143
	$376,174	$383,768	$(7,594)	$152

(a)	Includes cash losses with respect to redemption of debt.
(b)	Includes unamortized balance of the original issue discount.

On October 8, 2015, the Company amended and restated its $200.0 million seven-year term loan maturing February 1, 2019. Pursuant to the terms of the amendment, the Company increased the term loan by an additional $50.0 million, lengthened the maturity date to October 8, 2022, and exercised the option to increase the aggregate amount by up to $150.0 million. The loan bears interest at LIBOR plus 1.80%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 3.72%.

On May 15, 2015, the Company closed on a four-year unsecured revolving credit facility (the "Credit Facility") that provides for borrowings of up to $600.0 million. The Company expects to use advances under the Credit Facility for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. On terms and conditions specified in the credit agreement, the Company may enter into unsecured term loans and/or increase the initial amount of the credit facility by up to, in the aggregate for all such term loans and increases, an additional $400.0 million. The Credit Facility includes a $65.0 million sub-limit for the issuance of letters of credit and a $60.0 million sub-limit for swing-loans. The Credit Facility has a scheduled maturity date of May 15, 2019, and is subject to two six-month extensions on terms and conditions specified in the credit agreement.

At the Company's option, loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on the Company's credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on the Company's credit rating. The Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. The Company had no borrowings under the Credit Facility as of December 31, 2016.

The Credit Facility contains financial and operating covenants and restrictions, including covenants that relate to the Company’s incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments and the payment of dividends. The terms of the Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes. At December 31, 2016, the Company was in compliance with all covenants in the Credit Facility.

Concurrently with its entry into the Credit Facility, the Company terminated its then existing unsecured revolving credit facility, which had a scheduled maturity date of February 1, 2016.

The Term Loan contains the same financial and operating covenants and restrictions, including covenants that relate to the Company’s incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments; negative pledges, transactions with affiliates and the payment of dividends, as the Credit Facility.

The Company was in compliance with all financial covenants as of December 31, 2016. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

As of December 31, 2016, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2017	$304,931
2018	331,601
2019	7,360
2020	86,978
2021	6,099
Thereafter	1,291,679
Total principal payments	2,028,648
Net unamortized premiums/(discounts)	(7,439)
Net deferred financing costs	(8,097)
Outstanding indebtedness	$2,013,112

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2016 and 2015, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2016 and 2015 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured notes payable	$1,364,854	$1,372,758	$1,512,554	$1,529,346
Variable rate debt	$326,709	$307,510	$326,410	$305,522
Mortgage notes payable	$321,549	$328,853	$545,753	$597,377
Note receivable (a)	$3,380	$3,717	$-	$-

(a)

The inputs to originate the loan are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loan. See Note 2, “Significant Accounting Policies,” for further information regarding the note origination.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of December 31, 2016 and December 31, 2015.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of December 31, 2016 and December 31, 2015 was 4.353% and 4.550%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2016. Current estimates of fair value may differ from the amounts presented herein.

9. RISK MANAGEMENT AND USE OF DERIVATIVE FINANCIAL INSTRUMENTS

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

Risks and Uncertainties

In the U.S., market and economic conditions have been improving, resulting in an increase of the volume of real estate transactions in the market.  If the economy deteriorates, vacancy rates may increase through 2017 and possibly beyond.  The financial markets also have an effect on the Company’s Real Estate Venture partners and contractual counterparties, including counterparties in derivative contracts.

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

The Company was in compliance with all financial covenants as of December 31, 2016. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively for either the entire hedge or the portion of the hedge that is determined to be ineffective. The related ineffectiveness would be charged to the consolidated statement of operations.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2016 and December 31, 2015. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2016	12/31/2015				12/31/2016	12/31/2015
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$3,733	$1,884

Liabilities
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(300)	(531)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(214)	(388)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(83)	(201)
				$328,610	$328,610

(a)Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of December 31, 2016, one interest rate swap held an asset position and is included in other assets on the Company’s consolidated balance sheet.  The remaining swaps are included in other liabilities on the Company’s consolidated balance sheet.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the inputs utilized to determine the fair value of derivative instruments are classified in Level 2 of the fair value hierarchy.

Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of December 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2016. Current estimates of fair value may differ from the amounts presented herein.

Concentration of Credit Risk

Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2016, 2015 and 2014. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.

10. DISCONTINUED OPERATIONS

The Company had no property dispositions classified as discontinued operations during the years ended December 31, 2016 and 2015.  There was nominal income before gain on sales recognized during 2014 relating to properties classified into discontinued operations in prior periods and a $0.9 million gain relating to the post closing activity for the sale of the Princeton Pike Corporate Center in Lawrenceville, New Jersey completed in the first quarter of 2013.

For the year ended December 31, 2014, income from discontinued operations relates to post closing activity stemming from the disposition of an aggregate of 14 properties containing approximately 1.1 million net rentable square feet that the Company sold during the first quarter of 2013.

The following table summarizes revenue and expense information for the properties sold which qualify for discontinued operations reporting since January 1, 2014 (in thousands):

Years ended December 31,
2014
Revenue:
Rents	$-
Tenant reimbursements	26
Other	-
Total revenue	26
Expenses:
Property operating expenses	8
Real estate taxes	-
Depreciation and amortization	-
Total operating expenses	8
Other income:
Interest income	-
Income from discontinued operations before gain on sale of interests in real estate	18
Net gain on disposition of discontinued operations	900
Income from discontinued operations	$918

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

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2016 and December 31, 2015, was $14.9 million and $16.1 million, respectively.  Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value.  The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $24.4 million and $21.0 million, respectively, as of December 31, 2016 and December 31, 2015.

12. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$40,501	$40,501	$(30,740)	$(30,740)	$6,024	$6,024
Net (income) loss from continuing operations attributable to non-controlling interests	(310)	(310)	339	339	43	43
Nonforfeitable dividends allocated to unvested restricted shareholders	(341)	(341)	(329)	(329)	(349)	(349)
Preferred share dividends	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)
Income (loss) from continuing operations available to common shareholders	32,950	32,950	(37,630)	(37,630)	(1,182)	(1,182)
Income from discontinued operations	-	-	-	-	908	908
Net income (loss) attributable to common shareholders	$32,950	$32,950	$(37,630)	$(37,630)	$(274)	$(274)
Denominator
Weighted-average shares outstanding	175,018,163	175,018,163	178,162,160	178,162,160	166,202,649	166,202,649
Contingent securities/Share based compensation	-	992,651	-	-	-	-
Weighted-average shares outstanding	175,018,163	176,010,814	178,162,160	178,162,160	166,202,649	166,202,649
Earnings (loss) per Common Share:
Income (loss) from continuing operations attributable to common shareholders	$0.19	$0.19	$(0.21)	$(0.21)	$(0.01)	$(0.01)
Discontinued operations attributable to common shareholders	-	-	-	-	0.01	0.01
Net income (loss) attributable to common shareholders	$0.19	$0.19	$(0.21)	$(0.21)	$-	$-

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

Redeemable common limited partnership units, totaling 1,479,799 in 2016 and 1,535,102 in both 2015 and 2014, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2016, 2015 and 2014, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Amended and Restated 1997 Long-Term Incentive Plan.

Common and Preferred Shares

On December 6, 2016, the Parent Company declared a distribution of $0.16 per common share, totaling $28.1 million, which was paid on January 25, 2017 to shareholders of record as of January 11, 2017.  On December 6, 2016, the Parent Company declared distributions on its Series E Preferred Shares to holders of record as of December 30, 2016. These shares are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 17, 2017 to holders of Series E Preferred Shares totaled $1.7 million.

Common Share Repurchases

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional common share repurchases of up to $100.0 million. Prior to the authorization, 539,200 common shares were available for repurchase under the preexisting share repurchase program. The Company expects to fund the share repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. During the year ended December 31, 2016, there were no share repurchases under the program. During the year ended December 31, 2015, the Company repurchased and retired 5,209,437 common shares at an average purchase price of $12.90 per share and totaling $67.3 million. All of the repurchases under the current common share repurchase program occurred during 2015. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The common shares repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common share (at $0.01 par value per share) and a decrease to additional paid-in-capital.

13. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$40,501	$40,501	$(30,740)	$(30,740)	$6,024	$6,024
Nonforfeitable dividends allocated to unvested restricted unitholders	(341)	(341)	(329)	(329)	(349)	(349)
Preferred unit dividends	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)	(6,900)
Net (income) loss attributable to non-controlling interests	(15)	(15)	3	3	44	44
Income (loss) from continuing operations available to common unitholders	33,245	33,245	(37,966)	(37,966)	(1,181)	(1,181)
Discontinued operations attributable to common unitholders	-	-	-	-	918	918
Net income (loss) attributable to common unitholders	$33,245	$33,245	$(37,966)	$(37,966)	$(263)	$(263)
Denominator
Weighted-average units outstanding	176,523,800	176,523,800	179,697,262	179,697,262	167,942,246	167,942,246
Contingent securities/Share based compensation	-	992,651	-	-	-	-
Total weighted-average units outstanding	176,523,800	177,516,451	179,697,262	179,697,262	167,942,246	167,942,246
Earnings (loss) per Common Partnership Unit:
Income (loss) from continuing operations attributable to common unitholders	0.19	0.19	(0.21)	(0.21)	(0.01)	(0.01)
Discontinued operations attributable to common unitholders	-	-	-	-	0.01	0.01
Net income (loss) attributable to common unitholders	$0.19	$0.19	$(0.21)	$(0.21)	$-	$-

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2016, 2015 and 2014, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.

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

The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2016, 2015 and 2014, which was $16.51, $13.66, $15.98, respectively. As of December 31, 2016, 1,479,799 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.  As of both December 31, 2015 and 2014, 1,535,102 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.

On December 6, 2016, the Operating Partnership declared a distribution of $0.16 per common unit, totaling $28.1 million, which was paid on January 25, 2017 to unitholders of record as of January 11, 2017.  On December 6, 2016, the Operating Partnership declared distributions on its Series E Preferred Units to holders of record as of December 30, 2016. These units are entitled to a preferential return of 6.90% per annum on the $25.00 per share liquidation preference. Distributions paid on January 17, 2017 to holders of Series E Preferred Shares totaled $1.7 million.

Common Unit Repurchases

In connection with the Parent Company’s repurchase program, one mirror unit is retired for each common share repurchased. The Board of Trustees has authorized the Parent Company to repurchase common units with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional common unit repurchases of up to $100.0 million. Prior to the authorization, 539,200 common units were available for repurchase under the preexisting unit repurchase program. The Company expects to fund the unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. During the year ended December 31, 2016, there were no unit repurchases under the program.  During the year ended December 31, 2015, the Company repurchased and retired 5,209,437 common units at an average purchase price of $12.90 per unit and totaling $67.3 million. All of the repurchases under the current common unit repurchase program occurred during 2015. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.

The common shares repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common shares (at $0.01 par value per share) and a decrease to additional paid-in-capital.

14. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION

Stock Options

At December 31, 2016, options exercisable for 2,377,778 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”). During the years ended December 31, 2016 and 2015, the Company did not recognize any compensation expense related to unvested options. For the year ended 2014, the Company recognized compensation expense related to unvested options that was nominal. During both the years ended December 31, 2016 and 2015, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization. For the year ended December 31, 2014, the Company capitalized a nominal amount.

Option activity as of December 31, 2016 and changes during the year-ended December 31, 2016 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,624,067	$15.47	3.12
Exercised	(111,209)	$11.56		$347,881
Forfeited/Expired	(135,080)	$20.61
Outstanding at December 31, 2016	2,377,778	$15.36	2.15	$8,003,403
Vested/Exercisable at December 31, 2016	2,377,778	$15.36	2.15	$8,003,403

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31st in order to receive contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. Prior to 2016, employer contributions automatically vested in employer contributions.  The Company contributions were $0.4 million in each of 2016, 2015 and 2014.

Restricted Share Awards

As of December 31, 2016, 488,604 restricted shares were outstanding under the Equity Incentive Plan and vest over three years from the initial grant dates. The remaining compensation expense to be recognized at December 31, 2016 was approximately $2.1 million, and is expected to be recognized over a weighted average remaining vesting period of 1.4 years. During 2016, the Company recognized compensation expense related to outstanding restricted shares of $2.6 million, of which $0.4 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2015 and 2014, the Company recognized $2.4 million (of which $0.7 million was capitalized) and $2.7 million (of which $0.6 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.

The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2016	506,147	$14.50	$6,913,968
Granted	227,845	12.92	2,937,771
Vested	(195,140)	13.50	2,813,799
Forfeited	(50,248)	15.03
Non-vested at December 31, 2016	488,604	$14.10	$8,066,852

On February 22, 2016, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate 141,358 restricted common shares, which cliff vest on April 15, 2019. On March 8, 2016, the Compensation Committee awarded non-officer employees an aggregate 54,168 restricted common shares, which vest in three equal annual installments on April 15 of 2017, 2018 and 2019. In addition, on May 24, 2016, the Compensation Committee awarded 32,319 restricted shares which vest ratably over three years from the date of grant. Vesting of restricted common shares is subject to acceleration upon certain events, including if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, in the case of the Company’s President and Chief Executive Officer, vesting would also accelerate if the Company were to terminate him without cause, or if he were to resign for good reason under his employment agreement. In addition, if the Company were to undergo a change of control, then unvested shares would also accelerate if, in connection with the change of control or within a specified period after the change of control, the holder’s employment were to terminate in a qualifying termination or resignation. In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

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

	RPSU Grant
	3/11/2014	3/12/2014	2/23/2015	2/22/2016	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2016	123,155	61,720	179,392	-	364,267
Units Granted	-	-	-	231,388	231,388
Units Cancelled	(30,724)	-	(31,803)	-	(62,527)
Non-vested at December 31, 2016	92,431	61,720	147,589	231,388	533,128

Measurement Period Commencement Date	1/1/2014	1/1/2014	1/1/2015	1/1/2016
Measurement Period End Date	12/31/2016	12/31/2016	12/31/2017	12/31/2018
Units Granted	134,284	61,720	186,395	231,388
Fair Value of Units on Grant Date (in thousands)	$2,624	$1,255	$3,933	$3,558

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year cliff vesting period. The vesting of RPSUs is subject to acceleration upon a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting date. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.

For the year ended December 31, 2016, the Company recognized total compensation expense for the 2016, 2015 and 2014 RPSU awards of $2.8 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2015, the Company recognized total compensation expense for the 2015, 2014 and 2013 RPSU awards of $4.2 million, of which $1.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2014, the Company recognized total compensation expense for the 2014, 2013 and 2012 RPSU awards of $3.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at December 31, 2016 was approximately $1.5 million, and is expected to be recognized over a weighted average remaining vesting period of 1.2 years.

The Company issued 156,415 common shares on February 1, 2016 in settlement of RPSUs that had been awarded on February 23, 2013 (with a three-year measurement period ended December 31, 2015). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on February 5, 2016.

Employee Share Purchase Plan

The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2016 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2016, employees made purchases under the ESPP of $0.4 million and the Company recognized $0.2 million of compensation expense related to the ESPP. During the years ended December 31, 2015 and 2014, employees made purchases under the ESPP of $0.5 million and $0.4 million, respectively, and the Company recognized $0.1 million of compensation expense related to the ESPP for both years. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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

The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2016 and 2015, 0.8 million and 0.7 million of such shares, respectively, were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

15. DISTRIBUTIONS

The following table provides the tax characteristics of the 2016, 2015 and 2014 distributions paid:

	Years ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$-	$0.36	$0.41
Capital gain	0.62	0.14	0.02
Non-taxable distributions	-	0.10	0.17
Distributions per share	$0.62	$0.60	$0.60
Percentage classified as ordinary income	0.00%	59.10%	69.00%
Percentage classified as capital gain	100.00%	23.50%	3.30%
Percentage classified as non-taxable distribution	0.00%	17.40%	27.70%
Preferred Share Distributions:
Total distributions paid	$6,900	$6,900	$6,900
Percentage classified as ordinary income	100.00%	100.00%	100.00%

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

In exchange for its contributions to the development of the IRS Philadelphia Campus, USB was entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB did not have a material interest in the underlying economics of the property. This transaction included a put/call provision whereby the Company was obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The put option was exercised on September 30, 2015 and USB's interest in the IRS Philadelphia Campus was assigned to the Company. A purchase price of $3.2 million was attributed to that puttable non-controlling interest obligation, which was funded with available corporate funds. Upon exercise of the put option, the Company funded USB's final 2% preferred return of $1.0 million.

Based on the contractual arrangements that obligated the Company to deliver tax benefits and provide other guarantees to USB and that entitled the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, were consideration that the Company received in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation were recognized as revenue in the consolidated financial statements beginning when the obligation to USB was relieved which occurred upon delivery of the expected tax benefits net of any associated costs. The tax credit is subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. Beginning September 2011 to September 2015, the Company recognized the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in its consolidated statement of operations. The fifth and final recapture period ended September 30, 2015 and the Company recognized $11.9 million of cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) it its consolidated statement of operations. As of December 31, 2016 and 2015, there were no USB contributions presented in the Company’s balance sheet

Direct and incremental costs incurred in structuring the transaction were deferred and were recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs at December 31, 2016 and 2015.  Amounts included in interest expense related to the accretion of the non-controlling interest liability and the 2% return expected to be paid to USB on its non-controlling interest aggregates to $1.1 million for the year ended December 31, 2015. There was no interest accretion for the year ended December 31, 2016.

New Markets Tax Credit Transaction

On December 30, 2008, the Company entered into a transaction with USB related to the Cira South Garage in Philadelphia, Pennsylvania and received a net benefit of $8.0 million under a qualified New Markets Tax Credit Program (“NMTC”). The NMTC was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce investment capital in under-served and impoverished areas of the United States. The Act permits taxpayers (whether companies or individuals) to claim credits against their Federal income taxes for up to 39% of qualified investments in qualified, active low-income businesses or ventures.

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

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. There were no USB contributions presented in the Company's balance sheet at December 31, 2016 and 2015. The contributions were recorded net of direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs included within other assets on the balance sheet as of December 31, 2016 and December 31, 2015.

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

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2016 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2014	$(2,995)
Change during year	(1,190)
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	18
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(4,607)
Change during year	(1,010)
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	5
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,192)
Change during year	2,371
Allocation of unrealized (gains)/losses on derivative financial instruments to non-controlling interests	(28)
Reclassification adjustments for (gains)/losses reclassified into operations	1,104
Balance at December 31, 2016	$(1,745)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2014	$(3,377)
Change during year	(1,190)
Settlement of interest rate swaps	(828)
Reclassification adjustments for (gains)/losses reclassified into operations	388
Balance at December 31, 2014	$(5,007)
Change during year	(1,010)
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,597)
Change during year	2,371
Reclassification adjustments for (gains)/losses reclassified into operations	1,104
Balance at December 31, 2016	$(2,122)

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.  The Company expects to reclassify $1.2 million from AOCI into interest expense within the next twelve months.

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

The following tables provide selected asset information and results of operations of the Company’s reportable segments for the three years ended December 31, 2016, 2015 and 2014 (in thousands):

Real estate investments, at cost:
	December 31, 2016	December 31, 2015	December 31, 2014
Philadelphia CBD	$1,320,974	$1,157,667	$1,338,655
Pennsylvania Suburbs	1,005,446	1,019,280	1,178,470
Metropolitan Washington, D.C.	975,987	1,129,206	1,183,652
Austin, Texas	146,794	164,518	-
Other (a)	137,094	222,329	902,915
	$3,586,295	$3,693,000	$4,603,692
Assets held for sale (b), (c)	73,591	794,588	27,436
Operating Properties	$3,659,886	$4,487,588	$4,631,128

Corporate
Construction-in-progress	$297,462	$268,983	$201,360
Land inventory	$150,970	$130,479	$90,603

(a)

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

(b)

As of December 31, 2015, 2970 Market Street was classified as held for sale on the consolidated balance sheets. The property was sold on February 5, 2016. See Note 21, "Subsequent Events," for further information. The sale is not classified as a significant disposition under the accounting guidance for discontinued operations.

(c)

As of December 31, 2015, the 58 properties associated with the series of related transactions with Och-Ziff Real Estate were classified as held for sale on the consolidated balance sheets. On February 4, 2016, the Company completed a series of transactions, resulting in the disposition of the properties. See Note 3, “Real Estate Investments,” for further information regarding the disposition. Additionally, as of December 31, 2016, the Company categorized three office properties located in the Metropolitan Washington, D.C. segment and two properties in the Other segment as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

	Years ended
	December 31,
	2016			2015			2014
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net Operating income
Philadelphia CBD	$200,245	$(78,708)	$121,537	$209,298	$(77,352)	$131,946	$201,809	$(75,262)	$126,547
Pennsylvania Suburbs	144,338	(49,208)	95,130	158,398	(57,319)	101,079	160,630	(55,062)	105,568
Metropolitan Washington, D.C.	99,781	(39,036)	60,745	110,657	(44,294)	66,363	113,834	(43,399)	70,435
Austin, Texas (b)	34,585	(13,222)	21,363	20,910	(8,010)	12,900	5,610	(3,223)	2,387
Other	39,359	(23,204)	16,155	98,799	(49,604)	49,195	113,971	(57,214)	56,757
Corporate	7,155	(6,070)	1,085	4,569	(1,508)	3,061	1,128	(1,805)	(677)
Operating Properties	$525,463	$(209,448)	$316,015	$602,631	$(238,087)	$364,544	$596,982	$(235,965)	$361,017

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment at December 31, 2016. In addition, net operating income for the years ended December 31, 2016 and 2015 includes management fees and related expenses for services provided by the Company to the Austin Venture. See Note 3, "Real Estate Investments," for further information regarding these transactions.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate ventures
	As of			Years ended December 31,
	December 31, 2016	December 31, 2015	December 31, 2014	2016	2015	2014
Philadelphia CBD	$48,691	$44,089	$27,137	$(686)	$(188)	$46
Pennsylvania Suburbs	15,421	16,408	17,385	748	310	(777)
Metropolitan Washington, D.C. (a)	141,786	118,422	73,127	(6,293)	(336)	(317)
MAP Venture (b)	20,893	-	-	(4,218)	-	-
Other (c)	1,654	1,657	1,574	814	930	1,338
Austin, Texas (d)	52,886	60,428	105,781	(1,868)	(1,527)	(1,080)
Total	$281,331	$241,004	$225,004	$(11,503)	$(811)	$(790)

(a)

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

(b)

The MAP Venture represents a joint venture formed between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC, on February 4, 2016. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” for further information. The MAP Venture’s business operations, including properties in Richmond, Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the investment in the MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

(c)	See footnote (a) to the “Real estate investments, at cost” table above for further information regarding this segment.
(d)

Investment in real estate ventures does not include the $1.1 million negative investment balance in one real estate venture as of December 31, 2015, which is included in other liabilities. The Company disposed of its interest in this venture during the three-month period ended March 31, 2016. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The decrease to the Company’s investment balance primarily relates to distributions from the G&I VII Austin Office LLC real estate venture.

Net operating income (“NOI”) is defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Segment NOI includes revenue, real estate taxes and property operating expenses directly related to operation and management of the properties owned and managed within the respective geographical region. Segment NOI excludes property level depreciation and amortization, revenue and expenses directly associated with third party real estate management and development services, expenses associated with corporate administrative support services, and inter-company eliminations. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and capitalized leasing costs.  Trends in development and construction activities that could materially impact the Company’s results from operations are also not reflected in NOI. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company also believes that NOI provides useful information to investors regarding its financial condition and results of operations because it reflects only those income and expenses recorded at the property level, as well as the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unlevered basis.  The Company believes that net income, as defined by GAAP, is an appropriate earnings measure. The following is a reconciliation of consolidated NOI to consolidated net income (loss), as defined by GAAP:

	Years Ended December 31,
	2016	2015	2014

Consolidated net operating income	$316,015	$364,544	$361,017
Less:
Interest expense	(84,708)	(110,717)	(124,329)
Interest expense - amortization of deferred financing costs	(2,696)	(4,557)	(5,148)
Interest expense - financing obligation	(679)	(1,237)	(1,144)
Depreciation and amortization	(189,676)	(219,029)	(208,569)
General and administrative expenses	(26,596)	(29,406)	(26,779)
Equity in loss of real estate ventures	(11,503)	(811)	(790)
Provision for impairment	(40,517)	(82,208)	(1,765)
Plus:
Interest income	1,236	1,224	3,974
Tax credit transaction income	-	19,955	11,853
Recognized hedge activity	-	-	(828)
Net gain from remeasurement of investments in real estate ventures	-	758	458
Net gain on sales of interests in real estate	116,983	20,496	4,901
Net gain on sale of undepreciated real estate	9,232	3,019	1,184
Net gain (loss) on real estate venture transactions	20,000	7,229	(417)
Loss on early extinguishment of debt	(66,590)	-	(7,594)
Income (loss) from continuing operations	40,501	(30,740)	6,024
Income from discontinued operations	-	-	918
Net income (loss)	$40,501	$(30,740)	$6,942

19. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2082. Minimum future rentals on non-cancelable leases at December 31, 2016 are as follows (in thousands):

Year	Minimum Rent
2017	$374,726
2018	370,439
2019	341,956
2020	311,075
2021	271,870
Thereafter	1,292,599

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There is an associated $10.0 million letter of credit for a mortgage lender at each of December 31, 2016 and December 31, 2015. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 4 to 72 years. Minimum future rental payments on non-cancelable leases at December 31, 2016 are as follows (in thousands):

Year	Minimum Rent
2017	$1,339
2018	1,339
2019	1,339
2020	1,339
2021	1,339
Thereafter	66,231
Total	$72,926

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

Put Agreement

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of December 31, 2016, the liability had accreted to $1.7 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of December 31, 2016, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $997.5 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of December 31, 2016, the loans for which there is recourse to the Company consists of the following: (i) a $3.2 million payment guarantee on the $56.0 million construction loan for TB-BDN Plymouth Apartments; (ii) a several cost overrun guaranty on the $88.9 million construction loan for the development project being undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the financial statements for more information. On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P. See Note 21, “Subsequent Events,” in the notes to the financial statements for further information.

Other Commitments or Contingencies

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. The Company is currently under agreement to sell 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.  In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $10.3 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. See Note 21, “Subsequent Events,” in the notes to the financial statements for additional information relating to the sale of the 1.7 acres of land at Garza Ranch.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters in Camden, New Jersey. The agreement provides the Company with the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $78.1 million, may be adjusted by change orders agreed upon by both Subaru and the Company.  If construction costs are in excess of the NTE amount, the Company is obligated to pay such cost overruns. The terms of the guarantee do not provide a limitation on the costs the Company may be responsible for. As of December 31, 2016, the Company does not expect to incur costs in excess of the NTE amount.

Also on December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru of America as the single tenant. On such date, Subaru of America entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building during the second quarter of 2018.  At December 31, 2016, $10.5 million of the project costs, totaling $29.3 million, had been funded.

As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, January 2020. If the Company takes fee title to Two Logan Square upon a foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2016, the Company had a balance of $2.2 million for this liability in its consolidated balance sheet.

As part of the Company’s 2006 merger with Prentiss Properties Trust (“Prentiss”), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2016: One Logan Square, Two Logan Square and Radnor Corporate Center (January, 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March, 2018. See Note 21, “Subsequent Events,” for further information regarding the like-kind exchange under Section 1031. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If the Company were to sell a restricted property before expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

21. SUBSEQUENT EVENTS

Concord Airport Plaza Sale

On February 2, 2017, the Company completed the disposition of two office properties located at 1200 and 1220 Concord Avenue, in Concord, California, containing 350,256 net rentable square feet, for a gross sales price of $33.1 million.  As the properties were impaired to fair value during the fourth quarter of 2016, there is an estimated gain of $0.5 million on sale.

The sale is designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were delivered to a Qualified Intermediary, as defined under the IRC.

The Parc at Plymouth Meeting Venture Sale

On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a 50/50 real estate venture with Toll Brothers, at a gross sales value of $100.5 million.  The venture developed and operates a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, was $27.2 million.  As the carrying amount of the Company’s investment at the time of sale is $23.3 million, the estimated gain is $14.6 million.

Garza Land Sale

On January 30, 2017, the Company disposed of 1.7 acres of land located in Austin, Texas, known as the Garza Ranch, for a sales price of $3.5 million. The land did not meet the criteria to be classified as a sale as of December 31, 2016. The Company has a continuing involvement through a completion guaranty, which requires the Company as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “deferred income, gains and rent” on the Company’s balance sheet and the Company will recognize the sale once the infrastructure improvements are complete.

At-the-Market Offering

On January 10, 2017, the Company entered into a continuous offering program, under which it may sell up to an aggregate of 16,000,000 common shares until January 10, 2020 in at the market offerings. This program is a replacement of a prior continuous offering program that expired on November 3, 2016. The Company did not sell any shares under the prior program during 2016 and has not sold any shares under the new program through the date of this report.

22. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

Brandywine Realty Trust

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016
Total revenue	$136,502	$127,181	$129,694	$132,086
Net income (loss)	46,310	(1,323)	7,884	(12,370)
Net income (loss) allocated to Common Shares	44,091	(3,105)	6,022	(14,058)
Basic earnings (loss) per Common Share	$0.25	$(0.02)	$0.03	$(0.08)
Diluted earnings (loss) per Common Share	$0.25	$(0.02)	$0.03	$(0.08)
2015
Total revenue	$150,406	$145,648	$152,585	$153,992
Net income (loss)	8,594	3,058	20,308	(62,700)
Net income (loss) allocated to Common Shares	6,710	1,255	18,346	(63,941)
Basic earnings (loss) per Common Share	$0.04	$0.01	$0.10	$(0.37)
Diluted earnings (loss) per Common Share	$0.04	$0.01	$0.10	$(0.37)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts due to rounding.

Brandywine Operating Partnership, L.P.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016
Total revenue	$136,502	$127,181	$129,694	$132,086
Net income (loss)	46,310	(1,323)	7,884	(12,370)
Net income (loss) attributable to Common Partnership Unitholders	44,478	(3,131)	6,074	(14,176)
Basic earnings (loss) per Common Partnership Unit	$0.25	$(0.02)	$0.03	$(0.08)
Diluted earnings (loss) per Common Partnership Unit	$0.25	$(0.02)	$0.03	$(0.08)
2015
Total revenue	$150,406	$145,648	$152,585	$153,992
Net income (loss)	8,594	3,058	20,308	(62,700)
Net income (loss) attributable to Common Partnership Unitholders	6,768	1,262	18,506	(64,502)
Basic earnings (loss) per Common Partnership Unit	$0.04	$0.04	$0.10	$(0.36)
Diluted earnings (loss) per Common Partnership Unit	$0.04	$0.04	$0.10	$(0.36)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts due to rounding.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year-ended December 31, 2016	$16,178	$2,207	$2,269	$16,116
Year-ended December 31, 2015	$15,347	$2,640	$1,809	$16,178
Year-ended December 31, 2014	$16,248	$790	$1,691	$15,347

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and for which the pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

Schedule III

Real Estate and Accumulated Depreciation — December 31, 2016

(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2016 (c)
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2016 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	-	2,657	4,462	13,383	2,657	17,845	20,502	7,132	1999	1999	40
300 Berwyn Park	Berwyn	PA	-	2,206	13,422	4,014	2,206	17,436	19,642	9,213	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	-	2,611	10,445	6,130	2,611	16,575	19,186	9,450	1984	1999	40
1200 Swedesford Road	Berwyn	PA	-	2,595	11,809	2,996	2,595	14,805	17,400	8,043	1994	2001	40
200 Berwyn Park	Berwyn	PA	-	1,533	9,460	1,864	1,533	11,324	12,857	5,947	1987	1997	40
1180 Swedesford Road	Berwyn	PA	-	2,086	8,342	3,110	2,086	11,452	13,538	4,429	1987	2001	40
100 Berwyn Park	Berwyn	PA	-	1,180	7,290	1,483	1,180	8,773	9,953	4,508	1986	1997	40
1160 Swedesford Road	Berwyn	PA	-	1,781	7,124	6,108	2,045	12,968	15,013	4,437	1986	2001	40
1100 Cassett Road	Berwyn	PA	-	1,695	6,779	1,271	1,695	8,050	9,745	3,133	1997	2001	40
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	-	6,927	14,722	1,504	6,237	16,916	23,153	1,838	1999	2013	40
426 Lancaster Avenue	Devon	PA	-	1,689	6,756	376	1,689	7,132	8,821	3,812	1990	1998	40
52 Swedesford Square	East Whiteland Twp.	PA	-	4,241	16,579	3,852	4,241	20,431	24,672	8,834	1988	1998	40
640 Freedom Business Center	King Of Prussia	PA	-	4,222	16,891	5,060	4,222	21,951	26,173	10,997	1991	1998	40
630 Allendale Road	King of Prussia	PA	-	2,836	4,028	12,614	2,894	16,584	19,478	6,597	2000	2000	40
620 Freedom Business Center	King Of Prussia	PA	-	2,770	11,014	2,115	2,770	13,129	15,899	7,064	1986	1998	40
1000 First Avenue	King Of Prussia	PA	-	2,772	10,936	2,495	2,772	13,431	16,203	6,427	1980	1998	40
1060 First Avenue	King Of Prussia	PA	-	2,712	10,953	4,261	2,712	15,214	17,926	6,705	1987	1998	40
630 Freedom Business Center	King Of Prussia	PA	-	2,773	11,144	3,786	2,773	14,930	17,703	7,019	1989	1998	40
1020 First Avenue	King Of Prussia	PA	-	2,168	8,576	7,627	2,168	16,203	18,371	8,469	1984	1998	40
1040 First Avenue	King Of Prussia	PA	-	2,860	11,282	5,037	2,860	16,319	19,179	6,699	1985	1998	40
610 Freedom Business Center	King Of Prussia	PA	-	2,017	8,070	2,878	2,017	10,948	12,965	5,174	1985	1998	40
650 Park Avenue	King Of Prussia	PA	-	1,916	4,378	1,561	1,916	5,939	7,855	3,295	1968	1998	40
600 Park Avenue	King Of Prussia	PA	-	1,012	4,048	385	1,012	4,433	5,445	2,286	1964	1998	40
14 Campus Boulevard	Newtown Square	PA	-	2,244	4,217	1,533	2,244	5,750	7,994	4,008	1998	1998	40
17 Campus Boulevard	Newtown Square	PA	-	1,108	5,155	(924)	1,108	4,231	5,339	1,595	2001	1997	40
11 Campus Boulevard	Newtown Square	PA	-	1,112	4,067	998	1,112	5,065	6,177	2,286	1998	1999	40
15 Campus Boulevard	Newtown Square	PA	-	1,164	3,896	285	1,164	4,181	5,345	1,485	2002	2000	40
18 Campus Boulevard	Newtown Square	PA	-	787	3,312	856	787	4,168	4,955	1,844	1990	1996	40
401 Plymouth Road	Plymouth Meeting	PA	-	6,199	16,131	16,815	6,199	32,946	39,145	12,591	2001	2000	40
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	-	4,373	24,546	1,300	4,373	25,846	30,219	6,243	2007	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	-	3,651	14,514	3,337	3,651	17,851	21,502	6,986	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	-	3,652	15,288	2,295	3,652	17,583	21,235	6,436	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	-	3,558	14,743	1,630	3,558	16,373	19,931	6,002	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	-	3,572	14,435	1,119	3,572	15,554	19,126	5,778	1990	2002	40
660 West Germantown Pike	Plymouth Meeting	PA	-	3,694	5,487	19,487	5,405	23,263	28,668	3,359	1987	2012	30
351 Plymouth Road	Plymouth Meeting	PA	-	1,043	555	-	1,043	555	1,598	163	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	-	11,925	36,986	11,990	11,897	49,004	60,901	20,032	1983	2004	29
One Radnor Corporate Center	Radnor	PA	-	7,323	28,613	23,052	7,323	51,665	58,988	23,923	1998	2004	29
201 King of Prussia Road	Radnor	PA	-	8,956	29,811	4,587	8,949	34,405	43,354	17,840	2001	2004	25
555 Lancaster Avenue	Radnor	PA	-	8,014	16,508	17,847	8,609	33,760	42,369	15,559	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	-	5,406	21,390	13,271	5,705	34,362	40,067	12,531	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	-	6,506	25,525	5,540	6,578	30,993	37,571	10,392	1998	2004	38

Three Radnor Corporate Center	Radnor	PA	-	4,773	17,961	2,615	4,791	20,558	25,349	9,654	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	-	3,937	15,484	4,075	3,942	19,554	23,496	8,510	1998	2004	29
130 Radnor Chester Road	Radnor	PA	-	2,573	8,338	3,483	2,567	11,827	14,394	5,433	1983	2004	25
170 Radnor Chester Road	Radnor	PA	-	2,514	8,147	2,864	2,509	11,016	13,525	3,992	1983	2004	25
200 Radnor Chester Road	Radnor	PA	-	3,366	-	3,583	3,366	3,583	6,949	373	2014	2005	40
101 West Elm Street	W. Conshohocken	PA	-	6,251	25,209	3,170	6,251	28,379	34,630	8,912	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	-	3,557	14,249	3,125	3,557	17,374	20,931	4,687	1999	2005	40
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	-	-	208,570	(9,473)	12,586	186,511	199,097	63,153	2005	N/A	40
Three Logan Square (1717 Arch Street)	Philadelphia	PA	-	-	98,188	68,691	25,195	141,684	166,879	33,059	1990	2010	40
Two Commerce Square (2001 Market Street)	Philadelphia	PA	112,000	15,323	120,200	21,518	15,323	141,718	157,041	12,190	1992	2013	40
One Logan Square (130 North 18th Street)	Philadelphia	PA	-	14,496	107,736	27,447	14,473	135,206	149,679	46,840	1998	2004	34
Two Logan Square (100 North 18th Street)	Philadelphia	PA	86,012	16,066	100,255	17,631	16,066	117,886	133,952	37,378	1988	2004	36
One Commerce Square (2005 Market Street)	Philadelphia	PA	127,026	15,161	105,021	21,419	15,160	126,441	141,601	11,190	1987	2013	40
Cira Centre South Garage (d)	Philadelphia	PA	-	-	76,008	7,588	-	83,596	83,596	12,504	2010	N/A	40
1900 Market Street	Philadelphia	PA	-	7,768	17,263	27,176	7,768	44,439	52,207	4,389	1981	2012	30
3020 Market Street	Philadelphia	PA	-	-	21,417	7,651	-	29,068	29,068	6,105	1959	2011	26
The Lift at Juniper Street (101 - 103 Juniper Street)	Philadelphia	PA	-	-	14,401	324	478	14,247	14,725	2,915	2010	2006	40
Philadelphia Marine Center	Philadelphia	PA	-	532	2,196	4,317	628	6,417	7,045	2,965	Various	1998	40
618-634 Market Street (e)	Philadelphia	PA	-	13,365	5,791	460	13,365	6,251	19,616	2,056	1966	2015	5
FMC Tower at Cira Centre South	Philadelphia	PA	-	-	166,474	-	-	166,474	166,474	3,325	2016	N/A	40
METROPOLITAN WASHINGTON, D.C.
11720 Beltsville Drive (f), (g)	Beltsville	MD	-	3,831	16,661	(8,065)	1,472	10,955	12,427	6,066	1987	2006	46
11700 Beltsville Drive (f), (g)	Beltsville	MD	-	2,808	12,081	(10,823)	257	3,809	4,066	2,999	1981	2006	46
11710 Beltsville Drive (f), (g)	Beltsville	MD	-	2,278	11,100	(9,060)	408	3,910	4,318	2,615	1987	2006	46
11740 Beltsville Drive (f), (g)	Beltsville	MD	-	198	870	(159)	155	754	909	255	1987	2006	46
6600 Rockledge Drive	Bethesda	MD	-	-	37,421	10,700	-	48,121	48,121	11,894	1981	2006	50
2340 Dulles Corner Boulevard	Herndon	VA	-	16,345	65,379	5,188	16,129	70,783	86,912	21,568	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	-	8,243	52,413	12,543	8,782	64,417	73,199	17,417	1999	2006	55
2251 Corporate Park Drive	Herndon	VA	-	11,472	45,893	3,411	11,472	49,304	60,776	12,696	2000	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	-	10,365	43,876	4,510	10,365	48,386	58,751	15,120	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	-	7,279	46,340	18,759	7,417	64,961	72,378	13,783	1990	2006	50
13880 Dulles Corner Lane	Herndon	VA	-	7,236	39,213	4,458	7,373	43,534	50,907	10,044	1997	2006	55
2121 Cooperative Way	Herndon	VA	-	5,598	38,639	2,793	5,795	41,235	47,030	9,814	2000	2006	54
2201 Cooperative Way	Herndon	VA	-	4,809	34,093	6,051	4,809	40,144	44,953	9,918	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	-	3,794	19,365	2,485	3,866	21,778	25,644	6,283	1989	2006	46
1676 International Drive	Mclean	VA	-	18,437	97,538	3,307	18,785	100,497	119,282	21,039	1999	2006	55
8260 Greensboro Drive	Mclean	VA	-	7,952	33,964	2,873	8,102	36,687	44,789	9,000	1980	2006	52
2273 Research Boulevard	Rockville	MD	-	5,167	31,110	4,153	5,237	35,193	40,430	8,885	1999	2006	45
2275 Research Boulevard	Rockville	MD	-	5,059	29,668	8,227	5,154	37,800	42,954	10,439	1990	2006	45
2277 Research Boulevard	Rockville	MD	-	4,649	26,952	18,863	4,733	45,731	50,464	10,051	1986	2006	45
1900 Gallows Road	Vienna	VA	-	7,797	47,817	12,386	7,944	60,056	68,000	15,234	1989	2006	52
8521 Leesburg Pike	Vienna	VA	-	4,316	30,885	6,201	4,397	37,005	41,402	8,321	1984	2006	51
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	-	3,755	22,702	144	3,755	22,846	26,601	1,071	1991	2015	35
11501 Burnet Road - Building 2	Austin	TX	-	2,732	16,305	1,518	2,732	17,823	20,555	936	1991	2015	35
11501 Burnet Road - Building 3	Austin	TX	-	3,688	22,348	142	3,688	22,490	26,178	1,055	1991	2015	35
11501 Burnet Road - Building 4	Austin	TX	-	2,614	15,740	100	2,614	15,840	18,454	743	1991	2015	35
11501 Burnet Road - Building 5	Austin	TX	-	3,689	22,354	142	3,689	22,496	26,185	1,055	1991	2015	35
11501 Burnet Road - Building 8	Austin	TX	-	1,400	7,422	47	1,400	7,469	8,869	357	1991	2015	35

11501 Burnet Road - Parking Garage	Austin	TX	-	-	19,826	126	-	19,952	19,952	1,248	1991	2015	35
OTHER
200 Lake Drive East (h)	Cherry Hill	NJ	-	2,069	8,275	(844)	1,440	8,060	9,500	3,995	1989	2001	40
220 Lake Drive East (h)	Cherry Hill	NJ	-	2,144	8,798	(713)	1,492	8,737	10,229	4,093	1988	2001	40
210 Lake Drive East (h)	Cherry Hill	NJ	-	1,645	6,579	564	1,145	7,643	8,788	3,618	1986	2001	40
1200 Concord Avenue (f), (i)	Concord	CA	-	6,395	24,664	(5,168)	4,748	21,143	25,891	10,481	1984	2006	34
1220 Concord Avenue (f), (i)	Concord	CA	-	6,476	24,966	(5,463)	4,719	21,260	25,979	10,500	1984	2006	34
20 East Clementon Road	Gibbsboro	NJ	-	769	3,055	500	719	3,605	4,324	1,815	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	-	244	971	69	244	1,040	1,284	544	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	-	231	921	75	231	996	1,227	520	1983	1997	40
2 Foster Avenue	Gibbsboro	NJ	-	185	730	58	185	788	973	382	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	-	183	726	30	183	756	939	376	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	-	93	364	30	93	394	487	212	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	-	21	81	2	21	83	104	43	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	-	9	32	26	9	58	67	32	1968	1997	40
Two Eves Drive	Marlton	NJ	-	818	3,461	269	818	3,730	4,548	1,897	1987	1997	40
Five Eves Drive	Marlton	NJ	-	703	2,819	1,456	703	4,275	4,978	1,996	1986	1997	40
Four B Eves Drive	Marlton	NJ	-	588	2,369	185	588	2,554	3,142	1,377	1987	1997	40
Four A Eves Drive	Marlton	NJ	-	539	2,168	608	539	2,776	3,315	1,305	1987	1997	40
7000 Midlantic Drive	Mt. Laurel	NJ	-	2,560	2,790	-	2,560	2,790	5,350	51	2016	2003	40
Main Street - Plaza 1000	Voorhees	NJ	-	2,732	10,942	95	2,732	11,037	13,769	11,012	1988	1997	40
Main Street - Piazza	Voorhees	NJ	-	696	2,802	3,442	696	6,244	6,940	2,375	1990	1997	40
Main Street - Promenade	Voorhees	NJ	-	532	2,052	525	532	2,577	3,109	1,379	1988	1997	40
920 North King Street	Wilmington	DE	-	6,141	21,140	3,599	6,141	24,739	30,880	9,090	1989	2004	30
300 Delaware Avenue	Wilmington	DE	-	6,369	13,739	3,032	6,369	16,771	23,140	8,202	1989	2004	23
	Total:		$ 325,038	$ 450,881	$ 2,669,016	$ 539,989	$ 481,282	$ 3,178,604	$ 3,659,886	$ 885,392

(a)	Excludes the effect of any net interest premium/(discount) and deferred financing costs.

(b)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2014 to December 31, 2016 (in thousands):

	2016	2015	2014
Balance at beginning of year	$4,487,588	$4,631,128	$4,669,289
Additions:
Acquisitions	-	182,381	-
Capital expenditures and assets placed into service	213,996	165,941	132,149
Less:
Dispositions/impairments/placed into redevelopment	(962,676)	(442,327)	(126,471)
Retirements	(79,022)	(49,535)	(43,839)
Balance at end of year	$3,659,886	$4,487,588	$4,631,128
Less:
Assets held for sale	(73,591)	(794,588)	(27,436)
Per consolidated balance sheet	$3,586,295	$3,693,000	$4,603,692

The aggregate cost for federal income tax purposes is $3.0 billion as of December 31, 2016.

(c)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2014 to December 31, 2016 (in thousands):

	2016	2015	2014
Balance at beginning of year	$1,080,616	$1,078,996	$983,808
Additions:
Depreciation expense	131,859	159,080	160,641
Less:
Dispositions/impairments/placed into redevelopment	(250,110)	(109,243)	(22,459)
Retirements	(76,973)	(48,217)	(42,994)
Balance at end of year	$885,392	$1,080,616	$1,078,996
Less:
Assets held for sale	(32,916)	(213,581)	(11,167)
Per consolidated balance sheet	$852,476	$867,035	$1,067,829

(d)

On January 14 2016, the Company funded $44.4 million, consisting of $35.5 million of principal repayment, $8.9 million in prepayment charges and a nominal amount of accrued interest, in repayment of the mortgage indebtedness.

(e)	At acquisition it was determined that the useful life of the parking structure is five years, which reflects the expected demolition date.
(f)	Properties were held for sale at December 31, 2016.
(g)

In connection with the held for sale determination the Company recorded an impairment charge of $3.0 million as of December 31, 2016, reducing the aggregate carrying value of these properties from $13.3 million to the sales price less estimated closing costs of $10.3 million in connection with the anticipated dispositions. The impairment was allocated between land and building. For further information, see Note 3, “Real Estate Investments.”

(h)

The Company evaluated the recoverability of the carrying value of these properties, and determined that due to the shortening of the expected hold periods of ownership, it was necessary to reduce the carrying value to estimated fair value.  Accordingly, the Company recorded an impairment charge of $7.3 million as of December 31, 2016, reducing the aggregate carrying value of these properties from $25.8 million to their estimated fair value of $18.5 million.  For further information see Note 3, “Real Estate Investments.”

(i)

In connection with the held for sale determination, the Company recorded an impairment charge of $11.5 million as of December 31, 2016, reducing the aggregate carrying value of these properties from $43.5 million to the sales price, less estimated closing costs, of $32.0 million in connection with the anticipated dispositions. The impairment was allocated between land and building. For further information, see Note 3, “Real Estate Investments.”