Form 10-Q
period 2017-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2017-07-27
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Brandywine Realty Trust:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

Brandywine Operating Partnership, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes ☐ No ☒
Brandywine Operating Partnership, L.P.	Yes ☐ No ☒

A total of 175,389,815 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 21, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2017, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,769,678	$3,586,295
Accumulated depreciation	(882,228)	(852,476)
Operating real estate investments, net	2,887,450	2,733,819
Construction-in-progress	119,690	297,462
Land held for development	125,157	150,970
Total real estate investments, net	3,132,297	3,182,251
Assets held for sale, net	5,569	41,718
Cash and cash equivalents	37,900	193,919
Accounts receivable, net of allowance of $2,936 and $2,373 as of June 30, 2017 and December 31, 2016, respectively	13,151	12,446
Accrued rent receivable, net of allowance of $13,857 and $13,743 as of June 30, 2017 and December 31, 2016, respectively	158,420	149,624
Investment in Real Estate Ventures, equity method	262,107	281,331
Deferred costs, net	93,410	91,342
Intangible assets, net	59,410	72,478
Other assets	110,185	74,104
Total assets	$3,872,449	$4,099,213
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$319,405	$321,549
Unsecured credit facility	200,000	-
Unsecured term loans, net	248,264	248,099
Unsecured senior notes, net	1,144,503	1,443,464
Accounts payable and accrued expenses	99,904	103,404
Distributions payable	28,376	30,032
Deferred income, gains and rent	40,764	31,620
Acquired lease intangibles, net	15,989	18,119
Liabilities related to assets held for sale	-	81
Other liabilities	17,521	19,408
Total liabilities	$2,114,726	$2,215,776
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 0 as of June 30, 2017 and 4,000,000 as of December 31, 2016	-	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,389,815 and 175,140,760 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,754	1,752
Additional paid-in-capital	3,165,935	3,258,870
Deferred compensation payable in common shares	14,107	13,684
Common shares in grantor trust, 1,000,966 as of June 30, 2017, 899,457 as of December 31, 2016	(14,107)	(13,684)
Cumulative earnings	568,078	539,319
Accumulated other comprehensive loss	(1,528)	(1,745)
Cumulative distributions	(1,993,419)	(1,931,892)
Total Brandywine Realty Trust's equity	1,740,820	1,866,344
Non-controlling interests	16,903	17,093
Total beneficiaries' equity	$1,757,723	$1,883,437
Total liabilities and beneficiaries' equity	$3,872,449	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Rents	$101,557	$103,624	$204,889	$213,787
Tenant reimbursements	18,038	15,937	36,573	35,991
Termination fees	140	554	1,813	848
Third party management fees, labor reimbursement and leasing	7,080	6,208	13,565	11,443
Other	976	858	1,871	1,614
Total revenue	127,791	127,181	258,711	263,683
Operating expenses
Property operating expenses	37,215	36,079	74,100	76,958
Real estate taxes	11,078	11,481	22,827	23,367
Third party management expenses	2,325	2,661	4,772	4,671
Depreciation and amortization	44,263	46,907	90,155	95,780
General and administrative expenses	6,320	6,076	15,745	15,196
Provision for impairment	327	5,679	3,057	13,069
Total operating expenses	101,528	108,883	210,656	229,041
Operating income	26,263	18,298	48,055	34,642
Other income (expense)
Interest income	163	359	556	679
Interest expense	(20,304)	(19,829)	(41,741)	(43,520)
Interest expense - amortization of deferred financing costs	(596)	(644)	(1,230)	(1,418)
Interest expense - financing obligation	-	(242)	-	(523)
Equity in income (loss) of Real Estate Ventures	1,084	(1,666)	336	(2,069)
Net gain (loss) on disposition of real estate	1,088	(727)	8,411	114,729
Net gain on Real Estate Venture transactions	-	3,128	14,582	9,057
Loss on early extinguishment of debt	-	-	-	(66,590)
Net income (loss)	7,698	(1,323)	28,969	44,987
Net (income) loss attributable to non-controlling interests	(45)	22	(214)	(367)
Net income (loss) attributable to Brandywine Realty Trust	7,653	(1,301)	28,755	44,620
Distribution to preferred shareholders	(307)	(1,725)	(2,032)	(3,450)
Preferred share redemption charge	(3,181)	-	(3,181)	-
Nonforfeitable dividends allocated to unvested restricted shareholders	(73)	(79)	(172)	(184)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$4,092	$(3,105)	$23,370	$40,986

Basic income (loss) per Common Share	$0.02	$(0.02)	$0.13	$0.23

Diluted income (loss) per Common Share	$0.02	$(0.02)	$0.13	$0.23

Basic weighted average shares outstanding	175,333,300	175,013,291	175,255,564	174,901,118
Diluted weighted average shares outstanding	176,756,598	175,013,291	176,480,380	175,823,970

Distributions declared per Common Share	$0.16	$0.16	$0.32	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$7,698	$(1,323)	$28,969	$44,987
Comprehensive income:
Unrealized loss on derivative financial instruments	(1,385)	(3,813)	(371)	(13,218)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	305	286	591	532
Total comprehensive income (loss)	(1,080)	(3,527)	220	(12,686)
Comprehensive income (loss)	6,618	(4,850)	29,189	32,301
Comprehensive (income) loss attributable to non-controlling interest	(36)	51	(217)	(258)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$6,582	$(4,799)	$28,972	$32,043

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2017

(unaudited, in thousands, except number of shares)

June 30, 2017

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									28,755			214	28,969
Other comprehensive income										217		3	220
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												33	33
Equity issuance costs						(491)							(491)
Bonus share issuance			6,752			110							110
Share-based compensation activity			245,444	39,870	2	4,338			4				4,344
Share Issuance from/(to) Deferred Compensation Plan			(1,718)	61,639		(48)	423	(423)					(48)
Share Choice Plan issuance			(1,423)										-
Adjustment to Non-controlling Interest						(34)						34	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.32 per share)											(56,314)	(474)	(56,788)
BALANCE, June 30, 2017	-	$-	175,389,815	1,000,966	$1,754	$3,165,935	$14,107	$(14,107)	$568,078	$(1,528)	$(1,993,419)	$16,903	$1,757,723

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2016

(unaudited, in thousands, except number of shares)

June 30, 2016

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

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$28,969	$44,987
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90,155	95,780
Amortization of deferred financing costs	1,230	1,418
Amortization of debt discount/(premium), net	718	745
Amortization of stock compensation costs	3,705	2,947
Straight-line rent income	(13,104)	(13,699)
Amortization of acquired above (below) market leases, net	(1,768)	(3,585)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	1,250	427
Net gain on real estate venture transactions	(14,582)	(9,057)
Net gain on sale of interests in real estate	(8,411)	(114,729)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	3,057	13,069
Real Estate Venture loss in excess of distributions	(680)	2,655
Deferred financing obligation	-	(528)
Changes in assets and liabilities:
Accounts receivable	136	3,159
Other assets	(3,000)	(898)
Accounts payable and accrued expenses	(2,180)	(5,129)
Deferred income, gains and rent	(4,422)	(1,408)
Other liabilities	1,131	592
Net cash provided by operating activities	82,248	83,380

Cash flows from investing activities:
Proceeds from the sale of properties	102,083	748,395
Proceeds from real estate venture sales	27,230	4,812
Capital expenditures for tenant improvements	(19,461)	(25,939)
Capital expenditures for redevelopments	(12,501)	(8,333)
Capital expenditures for developments	(36,783)	(105,879)
Advances for the purchase of tenant assets, net of repayments	(1,082)	(3,614)
Investment in unconsolidated Real Estate Ventures	(4,982)	(15,300)
Deposits for real estate	(212)	(928)
Escrowed cash	(32,007)	6,993
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	12,406	10,298
Leasing costs paid	(9,846)	(10,220)
Net cash provided by investing activities	24,845	600,285

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900
Repayments of mortgage notes payable	(2,442)	(354,754)
Proceeds from credit facility borrowings	219,000	195,000
Repayments of credit facility borrowings	(19,000)	(195,000)
Repayments of unsecured notes	(300,000)	(149,919)
Debt financing costs paid	-	(477)
Redemption of preferred shares	(100,000)	-
Proceeds from the exercise of stock options	471	826
Shares used for employee taxes upon vesting of share awards	(674)	(879)
Partner contributions to consolidated real estate venture	33	54
Distributions paid to shareholders	(60,026)	(56,052)
Distributions to non-controlling interest	(474)	(461)
Net cash used in financing activities	(263,112)	(474,762)
Increase (decrease) in cash and cash equivalents	(156,019)	208,903
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$37,900	$265,597

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2017 and 2016 of $2,523 and $7,387, respectively	$45,844	$52,559

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,376	29,880
Change in investment in real estate ventures as a result of dispositions	12,549	2,023
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165
Change in capital expenditures financed through accounts payable at period end	(3,682)	(4,814)
Change in capital expenditures financed through retention payable at period end	534	1,009

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,769,678	$3,586,295
Accumulated depreciation	(882,228)	(852,476)
Operating real estate investments, net	2,887,450	2,733,819
Construction-in-progress	119,690	297,462
Land held for development	125,157	150,970
Total real estate investments, net	3,132,297	3,182,251
Assets held for sale, net	5,569	41,718
Cash and cash equivalents	37,900	193,919
Accounts receivable, net of allowance of $2,936 and $2,373 as of June 30, 2017 and December 31, 2016, respectively	13,151	12,446
Accrued rent receivable, net of allowance of $13,857 and $13,743 as of June 30, 2017 and December 31, 2016, respectively	158,420	149,624
Investment in Real Estate Ventures, equity method	262,107	281,331
Deferred costs, net	93,410	91,342
Intangible assets, net	59,410	72,478
Other assets	110,185	74,104
Total assets	$3,872,449	$4,099,213
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$319,405	$321,549
Unsecured credit facility	200,000	-
Unsecured term loans, net	248,264	248,099
Unsecured senior notes, net	1,144,503	1,443,464
Accounts payable and accrued expenses	99,904	103,404
Distributions payable	28,376	30,032
Deferred income, gains and rent	40,764	31,620
Acquired lease intangibles, net	15,989	18,119
Liabilities related to assets held for sale	-	81
Other liabilities	17,521	19,408
Total liabilities	$2,114,726	$2,215,776
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding in as of June 30, 2017 and December 31, 2016	25,926	23,795
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 0 as of June 30, 2017 and 4,000,000 as of December 31, 2016	-	96,850
General Partnership Capital; 175,389,815 and 175,140,760 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,731,503	1,762,764
Accumulated other comprehensive loss	(1,902)	(2,122)
Total Brandywine Operating Partnership, L.P.'s equity	1,729,601	1,857,492
Non-controlling interest - consolidated real estate ventures	2,196	2,150
Total partners' equity	$1,731,797	$1,859,642
Total liabilities and partners' equity	$3,872,449	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Rents	$101,557	$103,624	$204,889	$213,787
Tenant reimbursements	18,038	15,937	36,573	35,991
Termination fees	140	554	1,813	848
Third party management fees, labor reimbursement and leasing	7,080	6,208	13,565	11,443
Other	976	858	1,871	1,614
Total revenue	127,791	127,181	258,711	263,683
Operating expenses
Property operating expenses	37,215	36,079	74,100	76,958
Real estate taxes	11,078	11,481	22,827	23,367
Third party management expenses	2,325	2,661	4,772	4,671
Depreciation and amortization	44,263	46,907	90,155	95,780
General and administrative expenses	6,320	6,076	15,745	15,196
Provision for impairment	327	5,679	3,057	13,069
Total operating expenses	101,528	108,883	210,656	229,041
Operating income	26,263	18,298	48,055	34,642
Other income (expense)
Interest income	163	359	556	679
Interest expense	(20,304)	(19,829)	(41,741)	(43,520)
Interest expense - amortization of deferred financing costs	(596)	(644)	(1,230)	(1,418)
Interest expense - financing obligation	-	(242)	-	(523)
Equity in income (loss) of Real Estate Ventures	1,084	(1,666)	336	(2,069)
Net gain (loss) on disposition of real estate	1,088	(727)	8,411	114,729
Net gain on Real Estate Venture transactions	-	3,128	14,582	9,057
Loss on early extinguishment of debt	-	-	-	(66,590)
Net income (loss)	7,698	(1,323)	28,969	44,987
Net income from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(8)	(4)	(13)	(6)
Net income (loss) attributable to Brandywine Operating Partnership	7,690	(1,327)	28,956	44,981
Distribution to preferred unitholders	(307)	(1,725)	(2,032)	(3,450)
Preferred unit redemption charge	(3,181)	-	(3,181)	-
Amounts allocated to unvested restricted unitholders	(73)	(79)	(172)	(184)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$4,129	$(3,131)	$23,571	$41,347

Basic income (loss) per Common Partnership Unit	$0.02	$(0.02)	$0.13	$0.23

Diluted income (loss) per Common Partnership Unit	$0.02	$(0.02)	$0.13	$0.23

Basic weighted average common partnership units outstanding	176,813,099	176,541,708	176,735,363	176,432,877
Diluted weighted average common partnership units outstanding	178,236,397	176,541,708	177,960,179	177,355,730

Distributions declared per Common Partnership Unit	$0.16	$0.16	$0.32	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$7,698	$(1,323)	$28,969	$44,987
Comprehensive income:
Unrealized loss on derivative financial instruments	(1,385)	(3,813)	(371)	(13,218)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	305	286	591	532
Total comprehensive income (loss)	(1,080)	(3,527)	220	(12,686)
Comprehensive income (loss)	6,618	(4,850)	29,189	32,301
Comprehensive income attributable to non-controlling interest - consolidated real estate ventures	(8)	(4)	(13)	(6)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$6,610	$(4,854)	$29,176	$32,295

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the six-month period ended June 30, 2017

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Gain/(Loss)	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				28,956		13	28,969
Other comprehensive income					220		220
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(1,718)	(48)			(48)
Issuance of LP Units				(491)			(491)
Issuance of partnership interest in consolidated real estate venture						33	33
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			245,444	4,344			4,344
Adjustment of redeemable partnership units to liquidation value at period end				(2,605)			(2,605)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions to general partnership unitholders ($0.32 per unit)				(56,314)			(56,314)
BALANCE, June 30, 2017	-	$-	175,389,815	$1,731,503	$(1,902)	$2,196	$1,731,797

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the six-month period ended June 30, 2016

(unaudited, in thousands, except number of units)

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

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$28,969	$44,987
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	90,155	95,780
Amortization of deferred financing costs	1,230	1,418
Amortization of debt discount/(premium), net	718	745
Amortization of stock compensation costs	3,705	2,947
Straight-line rent income	(13,104)	(13,699)
Amortization of acquired above (below) market leases, net	(1,768)	(3,585)
Straight-line ground rent expense	44	44
Provision for doubtful accounts	1,250	427
Net gain on real estate venture transactions	(14,582)	(9,057)
Net gain on sale of interests in real estate	(8,411)	(114,729)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	3,057	13,069
Real Estate Venture loss in excess of distributions	(680)	2,655
Deferred financing obligation	-	(528)
Changes in assets and liabilities:
Accounts receivable	136	3,159
Other assets	(3,000)	(898)
Accounts payable and accrued expenses	(2,180)	(5,129)
Deferred income, gains and rent	(4,422)	(1,408)
Other liabilities	1,131	592
Net cash provided by operating activities	82,248	83,380

Cash flows from investing activities:
Proceeds from the sale of properties	102,083	748,395
Proceeds from real estate venture sales	27,230	4,812
Capital expenditures for tenant improvements	(19,461)	(25,939)
Capital expenditures for redevelopments	(12,501)	(8,333)
Capital expenditures for developments	(36,783)	(105,879)
Advances for the purchase of tenant assets, net of repayments	(1,082)	(3,614)
Investment in unconsolidated Real Estate Ventures	(4,982)	(15,300)
Deposits for real estate	(212)	(928)
Escrowed cash	(32,007)	6,993
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	12,406	10,298
Leasing costs paid	(9,846)	(10,220)
Net cash provided by investing activities	24,845	600,285

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900
Repayments of mortgage notes payable	(2,442)	(354,754)
Proceeds from credit facility borrowings	219,000	195,000
Repayments of credit facility borrowings	(19,000)	(195,000)
Repayments of unsecured notes	(300,000)	(149,919)
Redemption of preferred units	(100,000)	-
Debt financing costs paid	-	(477)
Proceeds from the exercise of stock options	471	826
Shares used for employee taxes upon vesting of share awards	(674)	(879)
Partner contributions to consolidated real estate venture	33	54
Distributions paid to preferred and common partnership units	(60,500)	(56,513)
Net cash used in financing activities	(263,112)	(474,762)
Increase (decrease) in cash and cash equivalents	(156,019)	208,903
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$37,900	$265,597

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2017 and 2016 of $2,523 and $7,387, respectively	$45,844	$52,559

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,376	29,880
Change in investment in real estate ventures as a result of dispositions	12,549	2,023
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165
Change in capital expenditures financed through accounts payable at period end	(3,682)	(4,814)
Change in capital expenditures financed through retention payable at period end	534	1,009

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2017, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of June 30, 2017, the Company owned 99 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 87 office properties, six mixed-use properties, one retail property (94 properties, collectively the “Core Properties”), two development properties and three redevelopment properties (collectively, the “Properties”).  In addition, as of June 30, 2017, the Company owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 8.1 million net rentable square feet of office space; four of which own, in aggregate, 5.7 acres of land held for development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of June 30, 2017, the Company also owned 278 acres of undeveloped land, of which 50 acres was held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of June 30, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 11.2 million square feet, of which 0.4 million square feet relates to the 50 acres held for sale.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin, Texas. In addition to managing properties owned by the Company, as of June 30, 2017, the Company was managing approximately 10.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.6 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to Properties owned by the Company and approximately 10.2 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of June 30, 2017, the results of its operations for the three- and six-month periods ended June 30, 2017 and 2016 and its cash flows for the six-month periods ended June 30, 2017 and 2016 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017.

The Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2016. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Out of Period Adjustment

The Company incorrectly recorded $1.2 million of impairment charges during quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the three-month period ended March 31, 2017 and the six-month period ended June 30, 2017. In addition, the Company incorrectly recorded $1.9 million of depreciation expense relating to the write-off of tenant improvement assets, during the three-month period ended June 30, 2017, which should have been written-off during the period ended March 31, 2017. Management concluded that these misstatements were not material to any prior period, nor were they material to the consolidated financial statements as of and for the three- and six-month periods ended June 30, 2017.

Reclassifications

During the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify employer tax payments on account of employee tax withholdings on share-based awards from operating activities to financing activities.  Prior to the issuance of ASU 2016-09, there was no guidance on the classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. As a result of the adoption, a $0.9 million cash outflow has been reclassified in the June 30, 2016 consolidated statements of cash flows from operating activities to financing activities. There was no other impact from the adoption of this guidance.

During the quarter ended December 31, 2016, the Company early adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies that debt prepayment costs should be presented as financing activities in the statement of cash flows. As a result of the adoption, $53.4 million was reclassified in the consolidated statements of cash flows from the operating activities section to the financing activities section of the consolidated statements of cash flows, within the “Repayment of mortgage notes payable” caption, for the six-months period ended June 30, 2016. There was no other impact from the adoption of this guidance.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company expects to utilize the modified retrospective approach.

Under the modified retrospective approach, the Company is required to evaluate incomplete contracts as of December 31, 2017 to determine if the sale recognition of nonfinancial assets under ASU 2017-05 differs from ASC 360-20. The Company has identified three potential sale contracts that may not be considered completed contracts, as defined under ASU 2017-05 by December 31, 2017. Based on our initial assessment of these sale contracts, the revenue and remaining gain on sale for each of these property sales will be recognized when the Company fulfills its performance obligations under each contract. Accordingly, the derecognition of nonfinancial assets and revenue recognition patterns are not expected to change under ASU 2017-05 when compared to ASC 360-20.

In May 2016, the FASB issued guidance amending the revenue from contracts with customers standard issued in May 2014, which is not yet effective. The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Joint Transition Resource Group, and provide additional practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts at transition. In accordance with the FASB election to defer the effective date of the revenue recognition standard by one year, reporting entities may choose to adopt the standard as of its original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company has evaluated the impact of this new guidance and has determined that the impact of the adoption of this guidance is not material to its financial results. In order to evaluate this standard the Company analyzed all of its revenue streams except for rental revenue because rental revenue recognition is not covered by revenue from contracts with customers. The results of the initial assessment are as follows:

•The Company analyzed its tenant reimbursement revenue and determined that the performance obligations set forth in the Company’s lease agreements will not change the revenue recognition pattern.

•The Company identified similar performance obligations under this standard as compared with deliverables and separate units of account previously identified for leasing commissions, management fees, parking revenue, hotel and restaurant revenues and other sundry revenues. As a result, the Company determined that the timing of its leasing commissions, management fees, parking revenue, hotel and restaurant revenues and other sundry revenues will remain the same.

•The Company determined that its revenue recognition pattern for development fee revenues will change under the revenue from contracts with customers standard. For all contracts that are not complete as of December 31, 2017, the Company will adopt the input method under the accounting standard. This methodology replaces the percentage of completion method under the current revenue recognition accounting guidance. Although the accounting under the input method is similar to the percentage of completion method, variable income components are evaluated differently under revenue with contracts from customers when compared to the current revenue recognition standard. Additionally, the Company currently recognizes development fee revenue related to its development services provided for certain third party customers under the completed contract method of accounting. This concept is no longer relevant under the new standard because the Company can measure the inputs that are included in the construction services provided to third party customers and will recognize development fee revenue over time rather than at a point in time. The Company is currently analyzing all of the contracts that will not be complete as of December 31, 2017 and expects the restatement of development fee revenues to be immaterial to its consolidated financial statements.

•Currently, the Company is evaluating the disclosure requirements in the guidance and has not determined the impact on the footnote disclosures to its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of June 30, 2017 and December 31, 2016, the gross carrying value of the properties was as follows (in thousands):

	June 30,	December 31,
	2017	2016
Land	$462,743	$469,522
Building and improvements	2,861,180	2,683,087
Tenant improvements	445,755	433,686
Operating properties	3,769,678	3,586,295
Assets held for sale - real estate investments (a)	-	73,591
Total	$3,769,678	$3,659,886

(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation, land held for development or other assets on the balance sheet of the property held for sale. See “Held for Sale” below in this Note 3.

Dispositions

The Company sold the following twelve office properties, one retail property and one mixed-use property during the six-month period ended June 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	$9,700	$8,650	$(325)	(b)
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,150	7,714	1,413
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)
Total Dispositions				14	1,207,009	$100,350	$85,681	$7,888
(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the first quarter of 2017, the Company recognized a $1.0 million impairment related to these properties. The loss on sale represents closing costs.
(c)	During the fourth quarter of 2016, the Company recognized a $7.3 million impairment related to these properties. The loss on sale represents closing costs.
(d)

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million, which will be paid in two installments. On the closing date, the buyer paid $12.0 million in cash. On the second purchase price installment date, the buyer will pay $9.4 million. The second purchase price installment is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise its existing option to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise its current extension option to extend the term of the sublease. In accordance with ASC 360-20, Real Estate Sales, the Company determined that it is appropriate to account for the sales transaction under the cost recovery method. The Company received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date.

(e)

During the fourth quarter of 2016, the Company recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale and an additional impairment of $1.7 million was recognized.

(f)

This sale is designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in the Company’s consolidated balance sheet. During the fourth quarter of 2016, the Company recognized an $11.5 million impairment related to these properties.

In addition to the amounts in the table above, the Company recorded $0.5 million gain during the first quarter of 2017 from the receipt of additional cash from the disposition of Cira Square during 2016. For further information relating to this sale, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The Company sold the following land parcels during the six-month period ended June 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
April 28, 2017	Garza Ranch - Multi-family	Austin, TX	1	8.4	$11,800	$11,560	$-	(a)
February 15, 2017	Gateway Land - Site C	Richmond, VA	1	4.8	1,100	1,043	-	(b)
January 30, 2017	Garza Ranch - Hotel	Austin, TX	1	1.7	3,500	3,277	-	(a)
Total Dispositions			3	14.9	$16,400	$15,880	$-
(a)

The Company has a continuing involvement through a completion guaranty, which requires the Company as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheet and the Company will recognize the sale once the infrastructure improvements are complete. See Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for further discussion of the infrastructure improvements.

(b)	During the fourth quarter of 2016, the Company recognized a nominal impairment related to this land parcel.

Held for Sale

As of June 30, 2017, the Company had land held for development, consisting of a 50-acre parcel of land located in the Company’s Other segment, classified as held for sale but which did not meet the criteria to be classified within discontinued operations. Accordingly, as of June 30, 2017, $5.6 million was reclassified from ‘Land held for development’ to ‘Assets held for sale, net’ on the consolidated balance sheets. There were no other reclassifications related to this parcel of land.

As the fair value less anticipated costs to sell was less than the carrying value for the land parcel, the Company recorded an impairment of $0.3 million at June 30, 2017. See “Land Impairment” below in this Note 3.

As of December 31, 2016, the Company classified three office properties in its Metropolitan Washington, D.C. segment, two office properties in its Other segment and a five-acre parcel of land in its Other segment as held for sale. As of December 31, 2016, $40.7 million and $1.0 million was reclassified from ‘Operating real estate investments, net’ and ‘Land held for development’, respectively, to ‘Assets held for sale, net’ on the consolidated balance sheets; an immaterial amount was reclassified from ‘Other liabilities’ to ‘Liabilities related to assets held for sale’.

Land Impairment

As of June 30, 2017, the Company determined that it would not recover the carrying value, less cost of sale, of one land parcel, consisting of 50 acres that was classified as held for sale as of June 30, 2017. Accordingly, the Company recorded an impairment charge of $0.3 million at June 30, 2017, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value of $5.6 million. The fair value measurement is based on pricing in the purchase and sale agreement for the property. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the input utilized to determine fair value for the property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

Held for Use Impairment

As of June 30, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairment charges were identified.

As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

During the three and six-month periods ended June 30, 2016, the Company recognized provisions for impairment of $5.7 million $13.1 million, respectively. For further information relating to these impairments, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The sales of properties, land and the land parcel held for sale do not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2017, the Company held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $262.1 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of June 30, 2017, seven of the real estate ventures owned properties that contain an aggregate of approximately 8.1 million net rentable square feet of office space; four real estate ventures owned 5.7 acres of land held for development and two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.6 million and $3.2 million for the three- and six-month periods ended June 30, 2017, respectively, and $1.6 million and $3.1 million for the three- and six-month periods ended June 30, 2016, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $1.5 million and $2.8 million for the three- and six-month periods ended June 30, 2017, respectively, and $0.5 million and $1.3 million for the three- and six-month periods ended June 30, 2016, respectively.

The Company has outstanding accounts receivable balances from its Real Estate Ventures of $2.0 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Net property	$1,405,573	$1,483,067
Other assets	216,142	231,972
Other liabilities	114,829	129,486
Debt, net	946,057	989,738
Equity	560,829	595,815

Company’s share of equity (Company’s basis) (a)	$262,107	$281,331

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three- and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2017	2016	2017	2016
Revenue	$58,819	$53,406	$113,098	$99,931
Operating expenses	(25,172)	(27,088)	(50,338)	(53,755)
Interest expense, net	(11,272)	(10,928)	(22,101)	(19,917)
Depreciation and amortization	(20,371)	(20,242)	(41,133)	(40,403)
Net income (loss) (a)	$2,004	$(4,852)	$(474)	$(14,144)

Equity in income (loss) of Real Estate Ventures	$1,084	$(1,666)	$336	$(2,069)
(a)	The six-month period ended June 30, 2016 amount includes $7.1 million of acquisition deal costs related to the formation of the MAP Venture.

The Parc at Plymouth Meeting Venture

On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a 50/50 real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which the Company was allocated 50% for its interest.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, were $27.2 million.  The carrying amount of the Company’s investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of interest in the real estate venture.

Guarantees

As of June 30, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $952.7 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of June 30, 2017, the loans for which there is recourse to the Company consist of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira Centre South; (ii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, including their indebtedness, see Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

5. INTANGIBLE ASSETS AND LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$99,338	$(44,364)	$54,974
Tenant relationship value	12,831	(10,412)	2,419
Above market leases acquired	4,354	(2,337)	2,017
Total intangible assets, net	$116,523	$(57,113)	$59,410

Acquired lease intangibles, net:
Below market leases acquired	$30,391	$(14,402)	$15,989

	December 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$142,889	$(75,696)	$67,193
Tenant relationship value	13,074	(10,167)	2,907
Above market leases acquired	4,718	(2,340)	2,378
Total intangible assets, net	$160,681	$(88,203)	$72,478

Acquired lease intangibles, net:
Below market leases acquired	$37,579	$(19,460)	$18,119

As of June 30, 2017, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2017 (six months remaining)	$6,595	$1,193
2018	11,754	2,196
2019	10,536	1,885
2020	8,457	1,337
2021	5,971	807
Thereafter	16,097	8,571
Total	$59,410	$15,989

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Two Logan Square	$85,233	$86,012	3.98%		May 2020
One Commerce Square	125,362	127,026	3.64%	(a)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(b)	Apr 2023
Principal balance outstanding	322,595	325,038
Plus: fair market value premium (discount), net	(2,543)	(2,761)
Less: deferred financing costs	(647)	(728)
Mortgage indebtedness	$319,405	$321,549

UNSECURED DEBT
$600.0M Revolving Credit Facility	$200,000	$-	LIBOR + 1.20%		May 2019
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	3.72%		Oct 2022
$300.0M 5.70% Guaranteed Notes due 2017 (c)	-	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I) - Swapped to fixed	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,603,610	1,703,610
Plus: original issue premium (discount), net	(4,178)	(4,678)
Less: deferred financing costs	(6,665)	(7,369)
Total unsecured indebtedness	$1,592,767	$1,691,563
Total Debt Obligations	$1,912,172	$2,013,112
(a)

This loan was assumed upon acquisition of the related properties on December 19, 2013. On December 29, 2015, the Company refinanced the debt increasing the principal balance to $130.0 million and extended the scheduled maturity date from January 6, 2016 to April 5, 2023.  The effective interest rate as of December 31, 2015 was 3.64%.  A default under this loan will also constitute a default under the loan secured by Two Commerce Square. This loan is also secured by a lien on Two Commerce Square.

(b)

This loan was assumed upon acquisition of the related property on December 19, 2013. The interest rate reflects the market rate at the time of acquisition. A default under this loan will also constitute a default under the loan secured by One Commerce Square. This loan is also secured by a lien on One Commerce Square.

(c)

On May 1, 2017, the entire principal balance of the unsecured 5.70% Guaranteed Notes was repaid upon maturity. Available cash balances and the Credit Facility (see below) were used to fund the repayment of the unsecured notes.

As of June 30, 2017 and December 31, 2016, the Company’s weighted-average effective interest rates on its mortgage notes payable were both 4.03%.

The Company utilizes its four-year unsecured revolving credit facility (the “Credit Facility”) borrowings for general business purposes, including acquisition, development and redevelopment properties and the repayment of other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on the outstanding balances is LIBOR plus 1.20%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings.  As of June 30, 2017, the Company had $200.0 million of borrowings and $12.4 million in letters of credit outstanding, leaving $387.6 million of unused availability under the Credit Facility. During the six months ended June 30, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.30%. As of June 30, 2017, the effective interest rate on Credit Facility borrowings was 2.37%. As of and during the six-month period ended June 30, 2016, the Company had no borrowings under the Credit Facility.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of June 30, 2017. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2017 and December 31, 2016, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2017 and December 31, 2016 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,065,894	$1,089,765	$1,364,854	$1,372,758
Variable rate debt	$526,873	$508,284	$326,709	$307,510
Mortgage notes payable	$319,405	$316,204	$321,549	$328,853
Note receivable (b)	$3,349	$3,872	$3,380	$3,717

(a)

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. As a result, the carrying amounts presented in the table above are net of deferred financing costs of $4.9 million and $5.5 million for unsecured notes payable, $1.7 million and $1.9 million for variable rate debt and $0.6 million and $0.7 million for mortgage notes payable as of June 30, 2017 and December 31, 2016, respectively.

(b)

The inputs to originate the note receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loan. See Note 2, “Summary of Significant Accounting Policies,” to the Company’s 2016 Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding the note origination.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of June 30, 2017 and December 31, 2016.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of June 30, 2017 and December 31, 2016 was 4.075% and 4.353%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2017, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $14.7 million and $14.9 million as of June 30, 2017 and December 31, 2016, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of June 30, 2017 and December 31, 2016 was approximately $25.9 million and $24.4 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2017 and December 31, 2016. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2017	12/31/2016				6/30/2017	12/31/2016
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$3,233	$3,733

Liabilities
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(287)	(300)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(154)	(214)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	(14)	(83)
				$328,610	$328,610
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them gross in the consolidated balance sheet in other assets or other liabilities. Additionally, the Company recorded its share of the fair value of derivative financial instruments held by its unconsolidated real estate ventures, as of June 30, 2017.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$7,698	$7,698	$(1,323)	$(1,323)
Net (income) loss from continuing operations attributable to non-controlling interests	(45)	(45)	22	22
Nonforfeitable dividends allocated to unvested restricted shareholders	(73)	(73)	(79)	(79)
Preferred share dividends	(307)	(307)	(1,725)	(1,725)
Preferred share redemption charge	(3,181)	(3,181)	-	-
Net income (loss) attributable to common shareholders	$4,092	$4,092	$(3,105)	$(3,105)
Denominator
Weighted-average shares outstanding	175,333,300	175,333,300	175,013,291	175,013,291
Contingent securities/Share based compensation	-	1,423,298	-	-
Weighted-average shares outstanding	175,333,300	176,756,598	175,013,291	175,013,291
Earnings per Common Share:
Net income (loss) attributable to common shareholders	$0.02	$0.02	$(0.02)	$(0.02)

	Six-month periods ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$28,969	$28,969	$44,987	$44,987
Net income from continuing operations attributable to non-controlling interests	(214)	(214)	(367)	(367)
Nonforfeitable dividends allocated to unvested restricted shareholders	(172)	(172)	(184)	(184)
Preferred share dividends	(2,032)	(2,032)	(3,450)	(3,450)
Preferred share redemption charge	(3,181)	(3,181)	-	-
Net income attributable to common shareholders	$23,370	$23,370	$40,986	$40,986
Denominator
Weighted-average shares outstanding	175,255,564	175,255,564	174,901,118	174,901,118
Contingent securities/Share based compensation	-	1,224,816	-	922,852
Weighted-average shares outstanding	175,255,564	176,480,380	174,901,118	175,823,970
Earnings per Common Share:
Net income attributable to common shareholders	$0.13	$0.13	$0.23	$0.23

Redeemable common limited partnership units totaling 1,479,799 at both June 30, 2017 and June 30, 2016, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and six-month periods ended June 30, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On May 18, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.4 million, which was paid on July 21, 2017 to shareholders of record as of July 7, 2017.

On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Also on April 11, 2017, the Parent Company recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E Preferred Shares on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Parent Company’s consolidated income statements as a reduction in net income to arrive at net income attributable to common shareholders under the caption “Preferred share redemption charge.” There were no comparable charges for the prior year.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income (loss) from continuing operations	$7,698	$7,698	$(1,323)	$(1,323)
Nonforfeitable dividends allocated to unvested restricted unitholders	(73)	(73)	(79)	(79)
Preferred unit dividends	(307)	(307)	(1,725)	(1,725)
Preferred unit redemption charge	(3,181)	(3,181)	-	-
Net income attributable to non-controlling interests	(8)	(8)	(4)	(4)
Net income (loss) attributable to common unitholders	$4,129	$4,129	$(3,131)	$(3,131)
Denominator
Weighted-average units outstanding	176,813,099	176,813,099	176,541,708	176,541,708
Contingent securities/Share based compensation	-	1,423,298	-	-
Total weighted-average units outstanding	176,813,099	178,236,397	176,541,708	176,541,708
Earnings per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$0.02	$0.02	$(0.02)	$(0.02)

	Six-month periods ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$28,969	$28,969	$44,987	$44,987
Nonforfeitable dividends allocated to unvested restricted unitholders	(172)	(172)	(184)	(184)
Preferred unit dividends	(2,032)	(2,032)	(3,450)	(3,450)
Preferred unit redemption charge	(3,181)	(3,181)	-	-
Net income attributable to non-controlling interests	(13)	(13)	(6)	(6)
Net income attributable to common unitholders	$23,571	$23,571	$41,347	$41,347
Denominator
Weighted-average units outstanding	176,735,363	176,735,363	176,432,877	176,432,877
Contingent securities/Share based compensation	-	1,224,816	-	922,853
Total weighted-average units outstanding	176,735,363	177,960,179	176,432,877	177,355,730
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.13	$0.13	$0.23	$0.23

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and six-month periods ended June 30, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On May 18, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.4 million, which was paid on July 21, 2017 to unitholders of record as of July 7, 2017.

On April 11, 2017, the Operating Partnership redeemed all of its outstanding 4,000,000 Series E-Linked Preferred Mirror Units at an aggregate redemption price of $25.51 per unit, which includes $2.0 million of dividends accrued through the redemption date. The redemption of preferred units was funded with existing cash balances on hand.

Also on April 11, 2017, the Operating Partnership recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E-Linked Preferred Mirror Units on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Operating Partnership’s consolidated income statements as a reduction in net income to arrive at net income attributable to common partnership unitholders under the caption “Preferred unit redemption charge.” There were no comparable charges for the prior year.

12. SEGMENT INFORMATION

As of June 30, 2017, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden county in New Jersey and properties in New Castle county in Delaware. On February 2, 2017, the Company sold its last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2017	December 31, 2016
Philadelphia CBD	$1,536,488	$1,320,974
Pennsylvania Suburbs	1,024,252	1,005,446
Metropolitan Washington, D.C.	974,152	975,987
Austin, Texas	146,859	146,794
Other	87,927	137,094
	$3,769,678	$3,586,295
Assets held for sale	-	73,591
Operating properties	$3,769,678	$3,659,886

Corporate
Construction-in-progress	$119,690	$297,462
Land held for development (a)	$125,157	$150,970

(a)

As of June 30, 2017, the Company categorized 50 acres of land held for development located in the Other segment as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

Net operating income (in thousands):

	Three-month periods ended
	June 30,
	2017			2016
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$54,451	$(21,464)	$32,987	$48,082	$(19,775)	$28,307
Pennsylvania Suburbs	35,157	(11,240)	23,917	35,102	(12,580)	22,522
Metropolitan Washington, D.C.	22,749	(8,464)	14,285	25,291	(8,768)	16,523
Austin, Texas	8,763	(4,132)	4,631	7,850	(2,911)	4,939
Other	4,160	(2,580)	1,580	9,062	(5,074)	3,988
Corporate	2,511	(2,738)	(227)	1,794	(1,113)	681
Operating properties	$127,791	$(50,618)	$77,173	$127,181	$(50,221)	$76,960

	Six-month periods ended
	June 30,
	2017			2016
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$108,900	$(42,301)	$66,599	$97,752	$(39,031)	$58,721
Pennsylvania Suburbs	70,812	(23,824)	46,988	72,208	(25,735)	46,473
Metropolitan Washington, D.C.	46,111	(17,847)	28,264	52,630	(19,667)	32,963
Austin, Texas	17,886	(7,705)	10,181	16,397	(6,166)	10,231
Other	10,522	(6,436)	4,086	21,802	(12,676)	9,126
Corporate	4,480	(3,586)	894	2,894	(1,721)	1,173
Operating properties	$258,711	$(101,699)	$157,012	$263,683	$(104,996)	$158,687

(a)  Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended June 30,		Six-month periods ended June 30,
	June 30, 2017	December 31, 2016	2017	2016	2017	2016
Philadelphia CBD	$43,164	$48,691	$45	$(475)	$(21)	$(20)
Pennsylvania Suburbs	3,296	15,421	148	315	424	580
Metropolitan Washington, D.C.	143,088	141,786	(75)	(332)	392	(781)
Austin, Texas	53,752	52,886	1,646	(459)	1,281	(738)
MAP Venture (a)	16,989	20,893	(787)	(1,042)	(1,904)	(1,598)
Other	1,818	1,654	107	327	164	488
Total	$262,107	$281,331	$1,084	$(1,666)	$336	$(2,069)
(a)

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

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2017	2016	2017	2016

Net income (loss)	$7,698	$(1,323)	$28,969	$44,987
Plus:
Interest expense	20,304	19,829	41,741	43,520
Interest expense - amortization of deferred financing costs	596	644	1,230	1,418
Interest expense - financing obligation	-	242	-	523
Depreciation and amortization	44,263	46,907	90,155	95,780
General and administrative expenses	6,320	6,076	15,745	15,196
Equity in (income) loss of Real Estate Ventures	(1,084)	1,666	(336)	2,069
Provision for impairment	327	5,679	3,057	13,069
Loss on early extinguishment of debt	-	-	-	66,590
Less:
Interest income	163	359	556	679
Net gain (loss) on disposition of real estate	1,088	(727)	8,411	114,729
Net gain on Real Estate Venture transactions	-	3,128	14,582	9,057
Consolidated net operating income	$77,173	$76,960	$157,012	$158,687

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in litigation on various matters, including disputes with tenants, vendors and disputes arising out of agreements to purchase or sell properties. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable.  The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit.  As of June 30, 2017, there is an associated $10.0 million letter of credit for a mortgage lender. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 12 to 72 years. Minimum future rental payments on non-cancelable leases at June 30, 2017 are as follows (in thousands):

Year	Minimum Rent
2017 (six months remaining)	$605
2018	1,210
2019	1,210
2020	1,210
2021	1,210
Thereafter	57,524
Total	$62,969

The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detail regarding commitments and contingencies.

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of June 30, 2017, the liability had accreted to $1.8 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of June 30, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $952.7 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of June 30, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira Centre South; (ii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the consolidated financial statements above for more information.

Other Commitments or Contingencies

On February 2, 2017, the Company disposed of two properties, known as Concord Airport Plaza, consisting of 350,256 rentable square feet, located in Concord, California. As part of the Company’s 2006 merger with Prentiss Properties Trust, the Company agreed not to sell Concord Airport Plaza in a taxable transaction until March 2018. In accordance with the agreement, the Company designated the disposition of the Concord Airport Plaza as a tax free exchange under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of June 30, 2017, the Company has identified replacement properties in a 1031 Exchange transaction and is required to acquire the property on or before August 1, 2017.  If the Company does not acquire a property by August 1, 2017, it will be required to make a payment of $13.5 million to satisfy tax liabilities attributable to the sale of Concord Airport Plaza. The acquisition has not occurred prior to the filing date of this Form 10-Q. The Company has not recorded a loss contingency because there are no contingencies prohibiting it from acquiring the replacement property.   With the information available to the Company prior to the issuance of its financial statements, management has determined that it is not probable a tax liability will be incurred.

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of June 30, 2017, the Company sold two parcels containing 8.4 acres and 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $14.3 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed. As of June 30, 2017, the costs incurred to complete the infrastructure improvements are not in excess of the fixed sale price included in each sale contract. Accordingly, there are no indicators of impairment.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters in Camden, New Jersey. The agreement provides the Company with the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and the Company.  If construction costs are in excess of the NTE amount, the Company is obligated to pay such cost overruns. The terms of the guarantee do not provide a limitation on the costs the Company may be responsible for. As of June 30, 2017, the Company does not expect to incur costs in excess of the NTE amount.

Also on December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building during the second quarter of 2018.  At June 30, 2017, $11.3 million of the estimated project costs, totaling $44.3 million, had been funded, and is recorded in Other assets.

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

14. SUBSEQUENT EVENTS

On July 18, 2017, the Company completed the sale of 50 acres of land known as Bishops Gate, in Mount Laurel, New Jersey for a gross sales price of $6.0 million. There is no gain or loss on the sale, as the land was impaired to fair value at June 30, 2017. See Note 3, “Real Estate Investments,” for further information related to the impairment. The land was classified as held for sale in our balance sheet at June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth in our Annual Report under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2016, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three- and six-month periods ended June 30, 2017 and 2016 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of June 30, 2017, we owned 99 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 87 office properties, six mixed-use properties, one retail property (94 properties, collectively the “Core Properties”), two development properties and three redevelopment properties (collectively, the “Properties”).  In addition, as of June 30, 2017, we owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 8.1 million net rentable square feet of office space; four of which own 5.7 acres of land held for development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of June 30, 2017, we also owned 278 acres of undeveloped land, of which 50 acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of June 30, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 11.2 million square feet, of which 0.4 million square feet relates to the 50 acres held for sale.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; Richmond, Virginia and Austin, Texas. In addition to managing properties that we own, as of June 30, 2017, we were managing approximately 10.2 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.6 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to Properties that we own and consolidate and approximately 10.2 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the six months ended June 30, 2017, we owned and managed properties within five markets; (1) Philadelphia Central Business District (“CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Camden county in New Jersey and properties in New Castle county in Delaware. On February 2, 2017, we sold our last two remaining properties located in California, which was previously included in our Other segment. See Note 3, “Real Estate Investments,” to our Consolidated Financial Statements for further information. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

Overall economic conditions, including but not limited to deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including traditional term, secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2017 was 92.2% compared to 92.1% at June 30, 2016.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three- and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,031,671	16,531,049	15,031,671	16,531,049
Occupancy percentage (end of period)	92.2%	92.1%	92.2%	92.1%
Average occupancy percentage	92.3%	92.4%	92.5%	92.4%
Total Portfolio, less properties in development (2):
Retention rate	77.4%	73.0%	69.9%	63.2%
New leases and expansions commenced (square feet)	191,989	204,923	335,873	493,493
Leases renewed (square feet)	780,540	391,861	864,285	551,756
Net absorption (square feet)	(59,577)	(98,638)	(166,113)	(215,370)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	7.1%	16.2%	7.4%	19.7%
Renewal rental rates	1.1%	12.1%	2.0%	10.3%
Combined rental rates	1.3%	13.1%	2.7%	13.1%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$2.52	$2.77	$3.21	$3.19
Tenant Improvements (per square feet)	$5.82	$6.68	$8.33	$6.55
Weighted average lease term (years)	6.4	5.2	6.4	5.3
Total capital per square foot per lease year	$0.95	$1.59	$1.34	$1.79

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.1% of our aggregate final annualized base rents, which assumes the base rent at the end of the lease term, as of June 30, 2017 (representing approximately 2.6% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2017.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and six-month periods ended June 30, 2017 was 77.4% and 69.9% compared to a retention rate of 73.0% and 63.2% for the three- and six-months period ended June 30, 2016. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. We regularly evaluate our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $16.8 million or 8.9% of total receivables (including accrued rent receivables) as of June 30, 2017 compared to $16.1 million or 9.0% of total receivables (including accrued rent receivables) as of December 31, 2016.

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

As of June 30, 2017, the following development properties and real estate venture development projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments/Redevelopments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2014	(a)	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$400,000		$386,400
Q3 2017	Q2 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	44,300		11,300
Q4 2016	Q4 2017	Redevelopment	Broadmoor - Building 6	Austin, Texas	1	144,000	6,600	(b)	2,200
TBD	Q1 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	16,800	(c)	100
		Total			4	952,000	$467,700		$400,000
(a)

The office component was substantially completed during the third quarter of 2016. During 2017, we began placing into service the residential component, comprised of 103 flexible stay units, 60 furnished extended stay units and 105 luxury apartment residences. As of June 30, 2017, 81 flexible stay units, 39 extended stay units and 77 luxury apartment residences were in service.

(b)

Building vacated by anchor tenant in the office complex as part of an overall lease restructuring. We are renovating the property as the first step in the repositioning of the Broadmoor Campus. Total project costs exclude $9.2 million of existing property basis.

(c)	Building was vacated during the fourth quarter of 2016. Current plans are to renovate and amenitize the property. Total project costs exclude $4.6 million of existing property basis.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See below under “Other Development Activities” for further details.

Other Development Activities:

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount. As of June 30, 2017, we estimate that we will earn $2.0 million of residual profit upon completion of the Subaru Headquarters Development, of which $1.3 million was recognized as of June 30, 2017. For the three- and six-month periods ended June 30, 2017, we earned $0.5 million and $0.8 million, respectively. The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us. If construction costs exceed the NTE amount, we are obligated to pay the excess and the residual profit recognized will be reversed.  As of June 30, 2017, $46.9 million of the project costs had been funded, and we do not expect to incur costs in excess of the NTE amount.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru as the single tenant. We currently expect to deliver the building during the second quarter of 2018. At June 30, 2017, $11.3 million of the project costs, totaling $44.3 million, had been funded. This project is currently consolidated in our financial statements, whereas the Subaru Headquarters Development is a third party development and is not consolidated in our financial statements. See Item 1., “Business – Other Development Activities,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information on this development.

As of June 30, 2017, we remain in the planning phase of our master developer agreement with Drexel University for the Schuylkill Yards Project. For further information relating to this development see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" below in this Item 2 for contractual commitments relating to our ongoing development projects.

Land Holdings

As of June 30, 2017, we owned approximately 278 acres of undeveloped land, of which 50 acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of June 30, 2017, the total potential development that these land parcels could support, under current zoning and entitlements, amounted to 11.2 million square feet of development, inclusive of 0.4 million related to the 50 acres held for sale and the options to purchase approximately 60 additional acres of undeveloped land.

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

Impairments of Land Held for Development

When demand for development declines and the ability to sell land held for development deteriorates, or other market factors indicate a possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the six-month periods ended June 30, 2017 and 2016, we capitalized $0.4 million and $1.1 million, respectively.

On a periodic basis, management also assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in its impairment analyses may not be realized.

RECENT PROPERTY TRANSACTIONS

Dispositions

We sold the following twelve office properties, one retail property and one mixed-use property during the six-month period ended June 30, 2017 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	$9,700	$8,650	$(325)	(b)	91.6%
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,150	7,714	1,413		100.0%
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)	93.3%
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)	100.0%
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)	49.7%
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)	100.0%
Total Dispositions				14	1,207,009	$100,350	$85,681	$7,888

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the first quarter of 2017, we recognized a $1.0 million impairment related to these properties. The loss on sale represents closing costs.
(c)	During the fourth quarter of 2016, we recognized a $7.3 million impairment related to these properties. The loss on sale represents closing costs.
(d)

On March 15, 2017, we sold our sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million, which will be paid in two installments. On the closing date, the buyer paid $12.0 million in cash. On the second purchase price installment date, the buyer will pay $9.4 million. The second purchase price installment is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise its existing option to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise its current extension option to extend the term of the sublease. In accordance with ASC 360-20, Real Estate Sales, we determined that it is appropriate to account for the sales transaction under the cost recovery method. We received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. The Marine Piers was classified as mixed-use within our property count.

(e)

During the fourth quarter of 2016, we recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale. As such, an additional impairment of $1.7 million was recognized during the first quarter of 2017.

(f)

This sale is designated as a like-kind exchange under Section 1031 of the IRC and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in our consolidated balance sheet. During the fourth quarter of 2016, we recognized an $11.5 million impairment related to these properties.

In addition to the amounts in the table above, we recorded $0.5 million gain during the first quarter of 2017 from the receipt of additional cash from the disposition of Cira Square during 2016. For further information relating to this sale, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We sold the following land parcels during the six-month period ended June 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
April 28, 2017	Garza Ranch	Austin, TX	1	8.4	$11,800	$11,560	$-	(a)
February 15, 2017	Gateway Land C	Richmond, VA	1	4.8	1,100	1,043	-	(b)
January 30, 2017	Garza Ranch	Austin, TX	1	1.7	3,500	3,277	-	(a)
Total Dispositions			3	14.9	$16,400	$15,880	$-
(a)

We have a continuing involvement through a completion guaranty, which requires us as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheet and we will recognize the sale once the infrastructure improvements are complete.

(b)	During the fourth quarter of 2016, we recognized a nominal impairment related to this land parcel.

Held for Sale

As of June 30, 2017, we had land held for development, consisting of a 50-acre parcel of land located in our Other segment, classified as held for sale but which did not meet the criteria to be classified within discontinued operations. Accordingly, as of June 30, 2017, $5.6 million was reclassified from ‘Land held for development’ to ‘Assets held for sale, net’ on the consolidated balance sheets. There were no other reclassifications related to this parcel of land.

As the fair value less anticipated costs to sell was less than the carrying value for the land parcel, we recorded an impairment of $0.3 million at June 30, 2017. See “Land Impairment” below.

As of December 31, 2016, we classified three office properties in our Metropolitan Washington, D.C. segment, two office properties in our Other segment and a five-acre parcel of land in our Other segment as held for sale. As of December 31, 2016, $40.7 million and $1.0 million was reclassified from ‘Operating real estate investments, net’ and ‘Land held for development’, respectively, to ‘Assets held for sale, net’ on the consolidated balance sheets; an immaterial amount was reclassified from ‘Other liabilities’ to ‘Liabilities related to assets held for sale’.

Land Impairment

As of June 30, 2017, we determined that we would not recover the carrying value, less cost of sale, of one land parcel, consisting of 50 acres that was classified as held for sale as of June 30, 2017. Accordingly, we recorded an impairment charge of $0.3 million at June 30, 2017, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value of $5.6 million. The fair value measurement is based on pricing in the purchase and sale agreement for the property.

Held for Use Impairment

As of June 30, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment. Based on the analysis, no impairment charges were identified.

As of March 31, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment under the undiscounted cash flow model. Based on our evaluation, it was determined that due to the reduction in our intended hold period of four properties located in the Other segment, we would not recover the carrying values of these properties. Accordingly, we recorded impairment charges on these properties of $1.0 million at March 31, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. We measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market.

During the three and six-month periods ended June 30, 2016, we recognized provisions for impairment of $5.7 million $13.1 million, respectively. For further information relating to these impairments, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The sales of properties, land and the land parcel held for sale do not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Parc at Plymouth Meeting Venture

On January 31, 2017, we sold our 50% interest in TB-BDN Plymouth Apartments, L.P., a 50/50 real estate venture with Toll Brothers, at a gross sales value of $100.5 million.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of our 50% interest. As a result, we are no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of our share of the debt and closing costs, were $27.2 million.  The carrying amount of our investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of interest in the real estate venture.

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

Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2016. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the six-month period ended June 30, 2017, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and six-month periods ended June 30, 2017 and 2016. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 12, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 12, "Segment Information," to our consolidated financial statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.

Comparison of the Three-Month Periods Ended June 30, 2017 and June 30, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 93 properties containing an aggregate of approximately 14.9 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2017 and 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 and disposed of prior to June 30, 2017 or classified as held for sale as of June 30, 2017. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2017 and 2016.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended June 30, 2017 to the three months ended June 30, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$90,707	$85,692	$5,015	$-	$-	$3,046	$2,061	$40	$6,865	$93,793	$94,618	$(825)
Straight-line rents	2,336	6,329	(3,993)	303	-	4,703	1,470	(8)	(146)	7,334	7,653	(319)
Above/below market rent amortization	440	1,669	(1,229)	-	-	(10)	(316)	-	-	430	1,353	(923)
Total rents	93,483	93,690	(207)	303	-	7,739	3,215	32	6,719	101,557	103,624	(2,067)
Tenant reimbursements	16,831	14,838	1,993	16	-	840	162	351	937	18,038	15,937	2,101
Termination fees	140	73	67	-	-	-	466	-	15	140	554	(414)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	7,080	6,208	7,080	6,208	872
Other	563	395	168	-	-	38	7	375	456	976	858	118
Total revenue	111,017	108,996	2,021	319	-	8,617	3,850	7,838	14,335	127,791	127,181	610
Property operating expenses	31,895	31,000	(895)	29	-	4,272	1,231	1,019	3,848	37,215	36,079	(1,136)
Real estate taxes	10,149	10,072	(77)	3	3	352	215	574	1,191	11,078	11,481	403
Third party management expenses	-	-	-	-	-	-	-	2,325	2,661	2,325	2,661	336
Net operating income	68,973	67,924	1,049	287	(3)	3,993	2,404	3,920	6,635	77,173	76,960	213
Depreciation and amortization	37,363	41,580	4,217	66	2	6,417	2,589	417	2,736	44,263	46,907	2,644
General & administrative expenses	-	-	-	-	-	-	-	6,320	6,076	6,320	6,076	(244)
Provision for impairment (d)	-	-	-	-	-	-	-	327	5,679	327	5,679	5,352
Operating income (loss)	$31,610	$26,344	$5,266	$221	$(5)	$(2,424)	$(185)	$(3,144)	$(7,856)	$26,263	$18,298	$7,965
Number of properties	93	93		1		5				99
Square feet	14,903	14,903		111		1,402				16,416
Core Occupancy % (e)	92.2%	94.0%		100.0%
Other Income (Expense):
Interest income										163	359	(196)
Interest expense										(20,304)	(19,829)	(475)
Interest expense — Deferred financing costs										(596)	(644)	48
Interest expense —Financing obligation										-	(242)	242
Equity in income (loss) of real estate ventures										1,084	(1,666)	2,750
Net gain (loss) on disposition of real estate										1,088	(727)	1,815
Net gain on real estate venture transactions										-	3,128	(3,128)
Net income (loss)										$7,698	$(1,323)	$9,021
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust										$0.02	$(0.02)	$0.04

EXPLANATORY NOTES

(a)	Results include: one property completed/acquired and placed in service.
(b)	Results include: two developments and three redevelopment properties.
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

Total Revenue

Cash rents from the Total Portfolio decreased by $0.8 million during the second quarter of 2017 compared to the second quarter of 2016, primarily attributable to:

•	$6.8 million decrease due to the disposition of 23 properties from the second quarter of 2016 through the second quarter of 2017 (the “Q2 2016 and 2017 Dispositions”); offset by,
•

$1.0 million increase from Development/Redevelopment Properties for the second quarter of 2017 compared to the first  quarter of 2016 primarily related to the residential component of the FMC Tower being placed into service; and

•	$5.0 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent across our portfolio in 2017 compared to 2016.

Above/below market rent amortization decreased by $0.9 million from the second quarter of 2017 to the second quarter of 2016, primarily attributable to a $1.2 million decrease in the Same Store Property Portfolio from the Austin, Texas segment, offset by an increase of $0.3 million from Development/Redevelopment Properties, primarily 1900 Market Street in Philadelphia, Pennsylvania.

Tenant reimbursements from the Total Portfolio increased by $2.1 million during the second quarter of 2017 compared to the second quarter of 2016 primarily attributable to a $2.0 million increase in the Same Store Portfolio and $0.7 million increase from Development/Redevelopment Properties. These increases were partially offset by a $0.6 million decrease due to the Q2 2016 and 2017 Dispositions. Expense recoveries at the Same Store Portfolio increased modestly resulting from a reimbursement percentage increase to 40.0% during the second quarter of 2017 compared to 36.1% in the second quarter of 2016.

Third party management fees, labor reimbursement and leasing increased by $0.9 million for the second quarter of 2017 compared to the second quarter of 2016, primarily due to an increase of lease commission income earned from the DRA Austin real estate venture.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $1.1 million for the second quarter of 2017 compared to the second quarter of 2016, of which $3.0 million relates to Development/Redevelopment Properties primarily related to the residential component of the FMC Tower being placed into service and $0.9 million from the Same Store Property Portfolio. These increases were offset by a $2.8 million decrease from the Q2 2016 and 2017 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.6 million for the second quarter of 2017 compared to the second quarter of 2016, of which $4.2 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment, and a $2.3 million decrease relating to the Q2 2016 and 2017 Dispositions. These decreases were offset by a $3.8 million increase in depreciation expense from Development/Redevelopment Properties, primarily relating to the office component of FMC Tower being placed into service during the second half of 2016.

Provision for Impairment

As of June 30, 2017, we assessed the fair value of the land parcels within our Other segment that we intend to sell in the short-term and, based on that assessment, we determined that we would not recover the carrying value of one land parcel, consisting of 50 acres. Accordingly, we recorded an impairment charge of $0.3 million at June 30, 2017.

As of June 30, 2016, a held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment.  The impairment calculation was based on our recoverability of the carrying value of the property under a discounted cash flow model. Also during the second quarter of 2016, in connection with the disposition of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, we recognized a held for sale impairment loss totaling approximately $1.8 million, which approximates the estimated loss on sale.

Interest Expense

Interest expense increased $0.5 million from the second quarter of 2017 to the second quarter of 2016 primarily due to the following:

•	$2.9 million decrease in capitalized interest due to placing portions of the FMC project into service subsequent to the second quarter of 2016; and
•	$0.7 million related to interest expense incurred related to the Credit Facility, which had no balance during the second quarter of 2016.

The increase of $3.6 million in interest expense described above was offset by the following:

•	$2.8 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•	$0.2 million decrease related to the refinance of Two Logan Square mortgage debt in 2016.

Equity in Income (Loss) of Real Estate Ventures

The increase in equity in income from Real Estate Ventures of $2.8 million for the second quarter of 2017 compared to the second quarter of 2016 is primarily due to the following:

•

$2.1 million increase in operating income recognized from the DRA Austin venture primarily from termination fee income recognized in the second quarter of 2017 with no comparable termination fees in the second quarter of 2016;

•

$0.3 million increase in operating income from the 1919 Market Street Venture related to an increase in average occupancy from 31.0% during the second quarter of 2016 to 87.7% during the second quarter of 2017;

•

$0.3 million increase in operating income from Brandywine – AI Venture related to an increase in average occupancy from 80.8% during the second quarter of 2016 to 81.6% during the second quarter of 2017; and

Net Gain (Loss) on Disposition of Real Estate

The net gain on disposition of real estate recognized in the second quarter of 2017 resulted from a gain of $1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey. This gain of $1.1 million was offset by a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center.

The loss on disposition of $0.7 million for the second quarter of 2016 represents additional closing costs that were recognized at settlement on properties known as Herndon Metro Plaza I and II, located in Herndon, Virginia.

Net Gain from Real Estate Venture Transactions

The gain of $3.2 million recognized during the second quarter of 2016 resulted from the disposition of the office property held by the 1000 Chesterbrook real estate venture. There was no such sale during the second quarter of 2017.

Comparison of the Six-Month Periods Ended June 30, 2017 and June 30, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 93 properties containing an aggregate of approximately 14.9 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2017 and 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 and disposed of prior to June 30, 2017 or classified as held for sale as of June 30, 2017. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2017 and 2016.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six months ended June 30, 2017 to the six months ended June 30, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$181,309	$171,196	$10,113	$-	$-	$5,287	$4,111	$2,345	$20,815	$188,941	$196,122	$(7,181)
Straight-line rents	4,825	12,078	(7,253)	303	-	9,141	1,917	(89)	85	14,180	14,080	100
Above/below market rent amortization	1,793	3,679	(1,886)	-	-	(25)	(94)	-	-	1,768	3,585	(1,817)
Total rents	187,927	186,953	974	303	-	14,403	5,934	2,256	20,900	204,889	213,787	(8,898)
Tenant reimbursements	33,507	31,104	2,403	16	-	1,583	579	1,467	4,308	36,573	35,991	582
Termination fees	1,336	191	1,145	-	-	466	621	11	36	1,813	848	965
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	13,565	11,443	13,565	11,443	2,122
Other	1,013	937	76	-	-	50	14	808	663	1,871	1,614	257
Total revenue	223,783	219,185	4,598	319	-	16,502	7,148	18,107	37,350	258,711	263,683	(4,972)
Property operating expenses	63,964	63,449	(515)	32	-	7,407	2,474	2,697	11,035	74,100	76,958	2,858
Real estate taxes	20,495	20,055	(440)	6	6	704	430	1,622	2,876	22,827	23,367	540
Third party management expenses	-	-	-	-	-	-	-	4,772	4,671	4,772	4,671	(101)
Net operating income	139,324	135,681	3,643	281	(6)	8,391	4,244	9,016	18,768	157,012	158,687	(1,675)
Depreciation and amortization	78,071	85,285	7,214	68	2	10,720	4,823	1,296	5,670	90,155	95,780	5,625
General & administrative expenses	-	-	-	-	-	-	-	15,745	15,196	15,745	15,196	(549)
Provision for impairment (d)	-	-	-	-	-	-	-	3,057	13,069	3,057	13,069	10,012
Operating income (loss)	$61,253	$50,396	$10,857	$213	$(8)	$(2,329)	$(579)	$(11,082)	$(15,167)	$48,055	$34,642	$13,413
Number of properties	93	93		1		5				99
Square feet	14,903	14,903		111		1,402				16,416
Core Occupancy % (e)	92.2%	94.0%		100.0%
Other Income (Expense):
Interest income										556	679	(123)
Interest expense										(41,741)	(43,520)	1,779
Interest expense — Deferred financing costs										(1,230)	(1,418)	188
Interest expense —Financing obligation										-	(523)	523
Equity in income (loss) of real estate ventures										336	(2,069)	2,405
Net gain on sale of disposition of real estate										8,411	114,729	(106,318)
Net gain on real estate venture transactions										14,582	9,057	5,525
Loss on early extinguishment of debt										-	(66,590)	66,590
Net income										$28,969	$44,987	$(16,018)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.13	$0.23	$(0.10)

EXPLANATORY NOTES

(a)	Results include: one property completed/acquired and placed in service.
(b)	Results include: two developments and three redevelopment properties.
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

Total Revenue

Cash rents from the Total Portfolio decreased by $7.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily attributable to:

•	$18.1 million decrease due to the disposition of 82 properties from the second quarter of 2016 through the second quarter of 2017 (the “YTD 2016 and 2017 Dispositions”); and
•

$0.3 million decrease from Other/(Elimination) Properties, primarily due to a surface parking lot in the Philadelphia CBD segment taken out of service for improvements during the six months ended June 30, 2017; offset by,

•	$1.2 million increase from Development/Redevelopment Properties, primarily due to the residential component of the FMC Tower being placed into service, during the six months ended June 30, 2017; and
•

$10.0 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent across the portfolio in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Above/below market rent amortization decreased by $1.8 million from the six months ended June 30, 2017 to the six months ended June 30, 2016, attributable to a $1.9 million decrease in the Same Store Property Portfolio, primarily related to the Austin, Texas segment.

Tenant reimbursements from the Total Portfolio increased by $0.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily attributable to an increase of $2.4 million from the Same Store Portfolio, $1.0 million from Development/Redevelopment Properties. These increases were offset by a $2.8 million decrease due to the YTD 2016 and 2017 Dispositions. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 39.7% during the six months ended June 30, 2017 compared to 37.2% during the six months ended June 30, 2016.

Termination fees increased $1.0 million due to the timing of tenant terminations. The termination fees for the six months ended June 30, 2017 primarily related to the termination of one tenant in the Same Store Portfolio from our Philadelphia CBD region.

Third party management fees, labor reimbursement and leasing increased by $2.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to an increase of $1.4 million of lease commission income earned from the DRA Austin real estate venture and $1.1 million in construction management fees, primarily related to the Subaru Headquarters Development. These increases were offset by $0.3 million of decreases from a third party property no longer managed in Richmond, Virginia.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $2.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, of which $7.8 million relates to the YTD 2016 and 2017 Dispositions. This decrease was partially offset by an increase of $4.9 million from Development/Redevelopment Properties.

Real Estate Taxes

Real estate taxes decreased $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, of which $1.2 million relates to the YTD 2016 and 2017 Dispositions. This decrease was partially offset by increases of $0.3 million from Development/Redevelopment Properties and $0.4 million in the Same Store Property Portfolio due to assessments.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, of which $7.2 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment, and a $3.8 million decrease relating to the YTD 2016 and 2017 Dispositions. These decreases were offset by a $5.9 million increase in depreciation expense from Development/Redevelopment Properties, primarily relating to the office component of FMC Tower being placed into service during the second half of 2016.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to a $1.7 million increase in professional fees and a $0.3 million increase in marketing costs primarily related to the new Company logo. These increases were offset by a $1.5 million decrease in payroll and related benefits due to the lower employee headcount.

Provision for Impairment

As of June 30, 2017, we determined that we would not recover the carrying value of one land parcel, consisting of 50 acres, in the Other segment. Accordingly, we recorded an impairment charge of $0.3 million at June 30, 2017. As of March 31, 2017, we determined that we would not recover the carrying value of four office properties in the Other segment. Accordingly, we recorded an impairment charge of $1.0 million at March 31, 2017.

As of December 31, 2016, based on our held for sale impairment analysis, we determined that we would not recover the carrying value of three office properties located in the Metropolitan Washington D.C. segment. Because we determined that the carrying value of these properties exceeded their fair value, a $2.6 million impairment charge was recorded. Subsequent to our December 31, 2016 impairment review, there was a purchase price reduction of $1.7 million under the agreement of sale, which resulted in an additional impairment charge of $1.7 million during the quarter ended March 31, 2017.

As of March 31, 2017, based on our held for use impairment analysis, we determined that we would not recover the carrying value of four office properties located in the Other segment. Because we determined that the carrying value of these properties exceeded their fair value, a $1.0 million impairment charge was recorded.

During the six-month period ended June 30, 2016, we recognized a $13.1 million provision for impairment. During the first quarter of 2016, we recognized a held for use impairment loss totaling $7.4 million. This impairment charge resulted from our held for use impairment analysis, which determined that we would not recover the carrying value of two properties located in our Metropolitan D.C. segment. As of June 30, 2016, a held for use impairment charge of $3.9 million was recorded on a property in our Metropolitan D.C. segment.  The impairment calculation was based on our recoverability of the carrying value of the property under a discounted cash flow model. Also during the second quarter of 2016, in connection with the disposition of the office property at 1120 Executive Boulevard located in Mount Laurel, New Jersey, we recognized a held for sale impairment loss totaling approximately $1.8 million, which approximates the estimated loss on sale.

Interest Expense

Interest expense decreased $1.8 million from the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the following:

•	$2.8 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017;
•	$2.2 million decrease related to the repayment of the 2016 Unsecured Notes on April 1, 2016;
•	$1.4 million decrease related to the refinance of Two Logan Square mortgage debt in 2016; and
•	$0.5 million decrease related to the repayment of the IRS Philadelphia Campus and Cira South Garage mortgage debt during 2016.

The decrease of $6.9 million in interest expense described above was offset by the following:

•	$4.8 million decrease in capitalized interest due to placing a portion of the FMC Tower into service during the second quarter of 2016; and
•	$0.3 million related to interest on the line as the average outstanding balance was higher in 2017 as compared to 2016.

Interest Expense – Financing Obligation

Interest expense from financing obligations decreased $0.5 million from the six months ended June 30, 2017 to the six months ended June 30, 2016 due to the deconsolidation of 3141 Fairview Park Drive. For further information, see Item 1., “Business – 2016 Transactions” to our annual report on Form 10-K for 2016.

Equity in Income (Loss) of Real Estate Ventures

The increase in equity in income from Real Estate Ventures of $2.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to the following:

•

$2.0 million increase in operating income recognized from the DRA Austin venture because of termination fee income recognized during the six-month period ended June 30, 2017, with no comparable termination fees in the six-month period ended June 30, 2016; and

•

$1.2 million increase in operating income recognized from the Brandywine – AI Venture related to an increase market rental rates received during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016.

The increases of $3.2 million were partially offset by the following:

•

$0.3 million increase in operating losses from the MAP Venture because of a decrease in average occupancy from 91.4% to 90.2% for the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016;

•	$0.2 million decrease in operating income from Invesco, L.P., as we sold our residual profits interest in the real estate venture subsequent to June 30, 2016; and
•	$0.2 million decrease in operating income from the 1000 Chesterbrook Venture, which was sold during the six-month period ended June 30, 2016.

Net Gain on Disposition of Real Estate

The net gain on disposition of real estate of $8.4 million recognized in the six months ended June 30, 2017 resulted from a gain of $0.5 million on the sale of two office properties located in Concord, California, a gain of $6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania, an additional $0.5 million gain recognized on Cira Square, which was disposed of in the first quarter of 2016, a gain of $1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey. These gains were partially offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey and a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center.

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

Net Gain from Real Estate Venture Transactions

The $14.6 million gain recognized during the six-month period ended June 30, 2017 resulted from the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

A $5.9 million gain was recognized during the first quarter of 2016 from the sale of our entire 50% interest in the Coppell Associates real estate venture. A $3.2 million gain was recognized during the second quarter of 2016 from the disposition of the office property held by the 1000 Chesterbrook real estate venture.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage that encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. We subsequently repaid in full the advances under our unsecured revolving credit facility with the proceeds from the dispositions of real estate that occurred during the first quarter of 2016. There were no comparable extinguishments of debt incurred during six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature,
•	fund current development and redevelopment costs,
•	fund commitments to unconsolidated real estate ventures,
•	fund distributions to shareholders to maintain REIT status, and
•	fund common repurchases.

As of June 30, 2017, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances, our revolving line of credit and cash flows generated by operations, financing activities, including access to equity financing, including through “at-the-market” equity program and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2017 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of June 30, 2017, we were in compliance with all of our debt covenants and requirement obligations.

We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses from time to time as necessary. In light of the volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured credit facility when needed to fund distributions or pay expenses.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2017, amounted to $322.6 million and $1,603.6 million, respectively. However, the Parent Company has no material assets other than the investment in the Operating Partnership.

On April 11, 2017 the Parent Company used available cash balances to redeem all 4,000,000 shares of its then outstanding 6.900% Series E Preferred Shares at a redemption price of $100.0 million plus $2.0 million of dividends accrued through the redemption date.

The Parent Company recognized $3.2 million of charges associated with the aforementioned redemption as a reduction in net earnings to arrive at net income applicable to common shares. These costs are shown within the Parent Company's consolidated statements of operations as "Preferred share redemption charge".

On May 1, 2017 the Parent Company repaid the entire $300.0 million principal balance of the unsecured 5.70% Guaranteed Notes upon maturity. Available cash balances and the Credit Facility were used to fund the repayment of the unsecured notes. As of June 30, 2017, the credit facility has an outstanding balance of $200.0 million.

We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. We expect to fund the share repurchases with a combination of available cash balances and availability under our Credit Facility. As of June 30, 2017, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the six months ended June 30, 2017 or the six months ended June 30, 2016.

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

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity.

With approximately $37.9 million of cash on hand and $387.6 million of unused availability under our Credit Facility, as of June 30, 2017, we believe we have sufficient capital to fund our operations and development projects. We believe that our strong liquidity, which includes availability under the Credit Facility, along with proceeds from debt financings and asset sales, provides sufficient ability to fund our remaining capital requirements on existing development and redevelopment projects and allows us to pursue additional attractive investment opportunities. We also have the ability to access capital under our 16,000,000 common shares under our at-the-market equity offering program (“ATM Program”). The ATM Program expires March 20, 2020. We have not issued any common shares under the ATM Program through the date of this Form 10-Q.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2017 and December 31, 2016, we maintained cash and cash equivalents of $37.9 million and $193.9 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30, 2017 and 2016 (in thousands):

Activity	2017	2016
Operating	$82,248	$83,380
Investing	24,845	600,285
Financing	(263,112)	(474,762)
Net cash flows	$(156,019)	$208,903

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $1.1 million in cash from operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is due to the timing of cash receipts and cash expenditures in the normal course of operations.

The net decrease of $575.4 million in cash provided by investing activities during the six months ended June 30, 2017 to the six months ended June 30, 2016 primarily relates to the 2016 property portfolio repositioning efforts. Quantitatively, the decrease resulted from the following:

•

$646.3 million decrease in net proceeds from the disposition of 14 properties and three land parcels during the six months ended June 30, 2017 compared to the sale of 61 office properties and a land parcel during the six months ended June 30, 2016; and

•

$39.0 million increase in escrow cash due to timing of payments and the disposition of the Concord Airport Plaza in Concord, California, on February 2, 2017. The net proceeds on sale of $32.0 million were recorded as Other assets in our consolidated balance sheet as the sale was designated as a like-kind exchange under Section 1031 of the IRC. As the transaction proceeds were also included in the “Proceeds from the sales of properties” caption on the statement of cash flows, the transaction had no impact on investing cash flows during the six months ended June 30, 2017.

The decrease in cash provided by investing activities was primarily offset by the following transactions:

•

$71.4 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, primarily related to less tenant improvement expenditures from the reduced number of properties from the portfolio repositioning and reduced development expenditures from the slower level of development spend related to FMC Tower, in Philadelphia, PA, as the project nears completion;

•

$22.4 million increase in proceeds from real estate venture sales as a result of the sale of our interest in TB-BDN Plymouth Apartments, L.P., from which we received net proceeds of $27.2 million during the six months ended June 30, 2017 compared to $4.8 million in proceeds from the sale of Coppell Associates during the six months ended June 30, 2016;

•

$10.3 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for the six months ended June 30, 2017 of $4.0 million to the DRA Austin real estate venture and $1.0 million to the JBG real estate venture compared to contributions of $12.8 million to evo at Cira to increase our ownership interest from 30% to 50%, $2.3 million to the JBG real estate ventures and $0.2 million to the Seven Tower Bridge venture during the six months ended June 30, 2016;

•	$2.5 million increase in receipts related to advances made for the purchase of tenant assets, net of repayments;
•	$2.1 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures;
•	$0.7 million increase in deposits; and
•	$0.4 million decrease in leasing costs paid.

The net decrease of $211.7 million in cash used in financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflects our efforts during 2016 to decrease overall leverage by using cash flows from property sales in connection with the repositioning of the portfolio to repay debt. Quantitatively, the decrease resulted from the following:

•

$265.4 million net decrease from the repayments of mortgage notes payable during the six-month period ended June 30, 2017 compared to the six-month period ended June 30, 2016, primarily due to the early repayment of $212.4 million of mortgage notes payable and the related $53.4 million of prepayment penalties for Cira Square and Cira South Garage and the repayment of an $86.6 million mortgage note payable for Two Logan Square using the proceeds from a $86.9 million first mortgage financing on that property during the six months ended June 30, 2016;

•	$200.0 million net decrease from credit facility proceeds/repayments as we had an outstanding balance on our Credit Facility at June 30, 2017 and no outstanding balance at June 30, 2016;
•	$0.5 million decrease in debt financing costs paid; and
•	$0.2 million decrease in shares used for employee taxes upon vesting of share awards.

The decrease in cash used in financing activities was offset by the following transactions:

•

$150.0 million increase resulting from the repayments of unsecured notes, as we repaid $300.0 million for the entire principal balance of the unsecured 5.70% Guaranteed Notes upon maturity on May 1, 2017 compared to $149.9 for the repayment of the 2016 6.00% Guaranteed Unsecured Notes upon maturity on April 1, 2016;

•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during the six months ended June 30, 2017;
•

$4.0 million increase in distributions paid to shareholders and on non-controlling interests due to a $2.0 million dividend accrued through the redemption date for the Series E Preferred Shares and the 6.7% increase of our dividend from $0.15 per share to $0.16 per share during 2016; and

•	$0.4 million decrease in proceeds from the exercise of stock options.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,726,205	$2,028,648
Variable rate - unhedged	200,000	-
Total	$1,926,205	$2,028,648
Percent of Total Debt:
Fixed rate	89.6%	100.0%
Variable rate - unhedged	10.4%	-
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.3%	4.5%
Variable rate - unhedged	2.4%	-
Total	4.1%	4.5%
Weighted-average maturity in years:
Fixed rate	6.4	5.9
Variable rate - unhedged	1.9	-
Total	5.9	5.9
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2017 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2017	$2,488	$-	$2,488	3.75%
2018	6,601	325,000	331,601	5.11%
2019	7,360	200,000	207,360	2.43%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
Thereafter	-	328,610	328,610	4.38%
Totals	$36,958	$1,889,247	$1,926,205	4.08%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2017.

The Operating Partnership has mortgage loans that are collateralized by certain of its properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. The Operating Partnership intends to refinance or repay its indebtedness as it matures, subject to tax guarantees, through the use of proceeds from selective property sales and secured or unsecured borrowings. However, in the current and expected future economic environment one or more of these sources may not be available on attractive terms or at all.

Equity

On May 18, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.4 million, which it paid on July 21, 2017 to its shareholders of record as of July 7, 2017. On May 18, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.4 million, which was paid on July 21, 2017 to unitholders of record as of July 7, 2017. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with cash from existing cash balances on hand.

Also on April 11, 2017, the Parent Company recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E Preferred Shares on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Parent Company’s consolidated income statements as a reduction in net income to arrive at net income attributable to common shareholders under the caption ‘Preferred share redemption charge.’ There were no comparable charges for the prior year.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of June 30, 2017:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$322,595	$5,513	$94,949	$12,200	$209,933
Credit Facility	200,000	-	200,000	-	-
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,153,610	325,000	-	-	828,610
Ground leases (b)	62,969	1,210	2,420	2,420	56,919
Development contracts (c)	109,702	108,049	1,653	-	-
Interest expense (d)	415,415	68,006	109,575	88,090	149,744
Other liabilities (e)	28,730	2,348	7,415	8,001	10,966
	$2,543,021	$510,126	$416,012	$110,711	$1,506,172

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)

Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table also does not include the future minimum rental payments related to two ground leases in Philadelphia, Pennsylvania.

(c)

Represents contractual obligations for wholly owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Variable rate debt future interest expense commitments are calculated using June 30, 2017 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania, (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania and (iv) the deferred payment associated with the purchase of 2100 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the JBG Ventures at 51 N 50 Patterson and 1250 First Street in Washington, D.C., the 1919 Ventures development of the property located at 20th and Market Street in Philadelphia, Pennsylvania or the 4040 Wilson development in Arlington, Virginia.  For further discussion of real estate venture developments, see Item 1. “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and section “Overview – Development Risk,” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See Item 1. "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further details.

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of June 30, 2017, we sold two parcels containing 8.4 acres and 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $14.3 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs are not included in the above table within the ‘Development contracts’ caption.

As of December 31, 2016, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Note 13, "Commitments and Contingencies" in our Consolidated Financial Statements for further information) for amounts in excess of the NTE amount.  The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for. The above table does not include any costs related to this cost overrun guarantee.

As of June 30, 2017, we were obligated to pay a maximum of $52.8 million for tenant improvements not yet completed and expect to incur $18.0 million for capital improvements to operating properties, which are not included in the above table. We expect that most of the obligations will be paid within one year.

1031 Exchange

On February 2, 2017, we disposed of two properties, known as Concord Airport Plaza, consisting of 350,256 rentable square feet, located in Concord, California. As part of the Company’s 2006 merger with Prentiss Properties Trust, we agreed not to sell Concord Airport Plaza in a taxable transaction until March 2018. In accordance with the agreement, we designated the disposition of the Concord Airport Plaza as a tax free exchange under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of June 30, 2017, we have identified replacement properties in a 1031 Exchange transaction and is required to acquire the property on or before August 1, 2017. If we do not acquire a property by August 1, 2017, we will be required to make a payment of $13.5 million to satisfy tax liabilities attributed to Concord Airport Plaza. The acquisition has not occurred prior to the filing date of our report on this Form 10-Q. We have not recorded a loss contingency because there are no contingencies prohibiting us from acquiring the replacement property.  With the information available to us prior to the issuance of our financial statements, management has determined that it is not probable a tax liability will be incurred.

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

Funds from Operations (FFO)

Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

We consider net income, as defined by GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with our reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income (loss) attributable to common unit holders to FFO for the three- and six-month periods ended June 30, 2017 and 2016:

	Three-month periods ended		Six-month periods ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$4,129	$(3,131)	$23,571	$41,347
Add (deduct):
Amount allocated to unvested restricted unitholders	73	79	172	184
Net gain on real estate venture transactions	-	(3,128)	(14,582)	(9,057)
Net (gain) loss on disposition of real estate	(1,088)	727	(8,411)	(114,729)
Provision for impairment (a)	-	5,679	2,730	13,069
Depreciation and amortization:
Real property — continuing operations	35,948	33,577	69,598	66,852
Leasing costs including acquired intangibles — continuing operations	8,131	13,231	20,249	28,745
Company’s share of unconsolidated real estate ventures	10,449	10,549	20,689	19,554
Partners’ share of consolidated real estate ventures	(64)	(59)	(123)	(118)
Funds from operations	$57,578	$57,524	$113,893	$45,847
Funds from operations allocable to unvested restricted shareholders	(151)	(161)	(349)	(115)
Funds from operations available to common share and unit holders (FFO)	$57,427	$57,363	$113,544	$45,732
Weighted-average shares/units outstanding — fully diluted (b)	178,236,397	177,688,180	177,960,179	177,355,730

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Weighted-average shares/units outstanding comprise our common shares and partnership units that are outstanding as of the three and six months ended June 30, 2017 and 2016, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2017, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $322.6 million and unsecured notes with an outstanding principal balance of $1,075.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, and $200.0 million of LIBOR based variable rate debt outstanding under our Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $13.2 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $13.9 million.

As of June 30, 2017, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,089.8 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $10.8 million at June 30, 2017.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt (including variable swapped to fixed) was approximately $528.6 million at June 30, 2017. The total fair value of our debt was approximately $508.3 million at June 30, 2017.  At June 30, 2017, the weighted-average interest rates of our variable swapped to fixed borrowings were approximately 3.56%. At June 30, 2017, the effective interest rate of our Credit Facility was 2.37%. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $23.0 million at June 30, 2017. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $25.1 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk factor as well as the other factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences.

From time to time we seek to dispose of properties in transactions that are intended to qualify as tax-deferred “like kind exchanges” under Section 1031 of the Internal Revenue Code of 1986, as amended (a “Section 1031 Exchange”).  It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable.  It is also possible that we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange.  In any such case, our taxable income and earnings and profits would increase.  This could increase the dividend income to our shareholders by reducing any return of capital they received.  In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties.  As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders.  In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders.  Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended June 30, 2017. As of June 30, 2017, $32.7 million remained available for repurchases under our share repurchase program.

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 27, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 27, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibits No.	Description

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.