Form 10-Q
period 2017-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2017-10-24
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number

001-9106 (Brandywine Realty Trust)

000-24407 (Brandywine Operating Partnership, L.P.)

Brandywine Realty Trust

Brandywine Operating Partnership, L.P.

(Exact name of registrant as specified in its charter)

MARYLAND (Brandywine Realty Trust)	23-2413352
DELAWARE (Brandywine Operating Partnership L.P.)	23-2862640
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2929 Walnut Street Suite 1700
Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

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

A total of 175,477,498 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 20, 2017.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2017, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,769,067	$3,586,295
Accumulated depreciation	(885,438)	(852,476)
Operating real estate investments, net	2,883,629	2,733,819
Construction-in-progress	127,141	297,462
Land held for development	120,696	150,970
Total real estate investments, net	3,131,466	3,182,251
Assets held for sale, net	31,125	41,718
Cash and cash equivalents	25,287	193,919
Accounts receivable, net of allowance of $3,294 and $2,373 as of September 30, 2017 and December 31, 2016, respectively	14,785	12,446
Accrued rent receivable, net of allowance of $13,731 and $13,743 as of September 30, 2017 and December 31, 2016, respectively	166,093	149,624
Investment in Real Estate Ventures, equity method	236,313	281,331
Deferred costs, net	96,980	91,342
Intangible assets, net	58,817	72,478
Other assets	94,553	74,104
Total assets	$3,855,419	$4,099,213
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$318,317	$321,549
Unsecured credit facility	178,000	-
Unsecured term loans, net	248,347	248,099
Unsecured senior notes, net	1,144,976	1,443,464
Accounts payable and accrued expenses	112,413	103,404
Distributions payable	28,391	30,032
Deferred income, gains and rent	41,468	31,620
Acquired lease intangibles, net	17,156	18,119
Liabilities related to assets held for sale	269	81
Other liabilities	15,512	19,408
Total liabilities	$2,104,849	$2,215,776
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 0 as of September 30, 2017 and 4,000,000 as of December 31, 2016	-	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 175,477,498 and 175,140,760 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,755	1,752
Additional paid-in-capital	3,167,481	3,258,870
Deferred compensation payable in common shares	14,090	13,684
Common shares in grantor trust, 1,000,966 as of September 30, 2017, 899,457 as of December 31, 2016	(14,090)	(13,684)
Cumulative earnings	586,954	539,319
Accumulated other comprehensive loss	(906)	(1,745)
Cumulative distributions	(2,021,568)	(1,931,892)
Total Brandywine Realty Trust's equity	1,733,716	1,866,344
Non-controlling interests	16,854	17,093
Total beneficiaries' equity	$1,750,570	$1,883,437
Total liabilities and beneficiaries' equity	$3,855,419	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Rents	$102,557	$104,537	$307,446	$318,324
Tenant reimbursements	17,239	17,324	53,812	53,315
Termination fees	200	611	2,013	1,459
Third party management fees, labor reimbursement and leasing	6,918	6,248	20,483	17,691
Other	1,524	974	3,395	2,588
Total revenue	128,438	129,694	387,149	393,377
Operating expenses
Property operating expenses	36,847	37,250	110,947	114,208
Real estate taxes	11,235	11,566	34,062	34,933
Third party management expenses	2,619	2,501	7,391	7,172
Depreciation and amortization	42,429	46,956	132,584	142,736
General and administrative expenses	5,813	5,515	21,797	20,711
Provision for impairment	-	-	3,057	13,069
Total operating expenses	98,943	103,788	309,838	332,829
Operating income	29,495	25,906	77,311	60,548
Other income (expense)
Interest income	79	291	635	970
Interest expense	(19,732)	(20,814)	(61,473)	(64,334)
Interest expense - amortization of deferred financing costs	(577)	(645)	(1,807)	(2,063)
Interest expense - financing obligation	-	(156)	-	(679)
Equity in loss of Real Estate Ventures	(5,723)	(7,254)	(5,387)	(9,323)
Net gain (loss) on disposition of real estate	-	(104)	8,411	114,625
Net gain on sale of undepreciated real estate	953	188	953	188
Net gain on Real Estate Venture transactions	13,758	10,472	28,340	19,529
Loss on early extinguishment of debt	-	-	-	(66,590)
Net income before income taxes	18,253	7,884	46,983	52,871
Income tax benefit	793	-	1,032	-
Net income	19,046	7,884	48,015	52,871
Net income attributable to non-controlling interests	(170)	(58)	(384)	(425)
Net income attributable to Brandywine Realty Trust	18,876	7,826	47,631	52,446
Distribution to preferred shareholders	-	(1,725)	(2,032)	(5,175)
Preferred share redemption charge	-	-	(3,181)	-
Nonforfeitable dividends allocated to unvested restricted shareholders	(73)	(79)	(245)	(263)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$18,803	$6,022	$42,173	$47,008

Basic income per Common Share	$0.11	$0.03	$0.24	$0.27

Diluted income per Common Share	$0.11	$0.03	$0.24	$0.27

Basic weighted average shares outstanding	175,433,657	175,127,110	175,315,581	174,976,998
Diluted weighted average shares outstanding	176,835,022	176,364,615	176,599,332	176,009,822

Distributions declared per Common Share	$0.16	$0.16	$0.48	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$19,046	$7,884	$48,015	$52,871
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	312	2,454	(59)	(10,764)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	314	286	905	818
Total comprehensive income (loss)	626	2,740	846	(9,946)
Comprehensive income	19,672	10,624	48,861	42,925
Comprehensive income attributable to non-controlling interest	(174)	(81)	(391)	(339)
Comprehensive income attributable to Brandywine Realty Trust	$19,498	$10,543	$48,470	$42,586

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2017

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									47,631			384	48,015
Other comprehensive income										839		7	846
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												85	85
Distributions from consolidated real estate venture												(46)	(46)
Equity issuance costs						(499)							(499)
Bonus share issuance			6,752			110							110
Share-based compensation activity			333,127	39,870	3	5,900			4				5,907
Share Issuance from/(to) Deferred Compensation Plan			(1,718)	61,639		(48)	406	(406)					(48)
Share Choice Plan issuance			(1,423)										-
Adjustment to Non-controlling Interest						(42)						42	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.48 per share)											(84,463)	(711)	(85,174)
BALANCE, September 30, 2017	-	$-	175,477,498	1,000,966	$1,755	$3,167,481	$14,090	$(14,090)	$586,954	$(906)	$(2,021,568)	$16,854	$1,750,570

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2016

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Loss	Cumulative Distributions	Non-Controlling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									52,446			425	52,871
Other comprehensive loss										(9,860)		(86)	(9,946)
Issuance of partnership interest in consolidated real estate venture												73	73
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			405,200		4	4,890			40				4,934
Share Issuance from/to Deferred Compensation Plan			(8,311)	153,771		(47)	1,766	(1,766)					(47)
Adjustment to Non-controlling Interest						(290)						290	-
Preferred Share distributions											(5,175)		(5,175)
Distributions declared ($0.47 per share)											(82,523)	(704)	(83,227)
BALANCE, September 30, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,049	$13,684	$(13,684)	$551,572	$(15,052)	$(1,902,076)	$17,289	$1,911,574

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$48,015	$52,871
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,584	142,736
Amortization of deferred financing costs	1,807	2,063
Amortization of debt discount/(premium), net	1,069	1,108
Amortization of stock compensation costs	4,321	3,612
Straight-line rent income	(21,002)	(22,049)
Amortization of acquired above (below) market leases, net	(2,280)	(5,090)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	1,622	573
Net gain on real estate venture transactions	(28,340)	(19,529)
Net gain on sale of interests in real estate	(9,364)	(114,813)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	3,057	13,069
Other than temporary impairment	4,844	-
Real Estate Venture loss in excess of distributions	199	9,945
Deferred financing obligation	-	(681)
Income tax benefit	(1,133)	-
Changes in assets and liabilities:
Accounts receivable	(4,445)	4,041
Other assets	(8,927)	(10,332)
Accounts payable and accrued expenses	6,743	7,163
Deferred income, gains and rent	(3,160)	(2,000)
Other liabilities	2,107	318
Net cash provided by operating activities	127,783	129,661

Cash flows from investing activities:
Acquisition of properties	(34,748)	(20,406)
Proceeds from the sale of properties	114,821	758,931
Proceeds from real estate venture sales	59,022	20,551
Issuance of mortgage note receivable	-	(3,365)
Capital expenditures for tenant improvements	(44,902)	(37,991)
Capital expenditures for redevelopments	(21,951)	(10,852)
Capital expenditures for developments	(53,560)	(147,831)
Advances for the purchase of tenant assets, net of repayments	1,148	275
Investment in unconsolidated Real Estate Ventures	(5,243)	(27,174)
Deposits for real estate	605	(746)
Escrowed cash	-	6,993
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	14,906	12,565
Leasing costs paid	(12,553)	(12,884)
Net cash provided by investing activities	17,545	538,066

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900
Repayments of mortgage notes payable	(3,681)	(355,947)
Proceeds from credit facility borrowings	264,000	195,000
Repayments of credit facility borrowings	(86,000)	(195,000)
Repayments of unsecured notes	(300,000)	(149,919)
Debt financing costs paid	-	(477)
Redemption of preferred shares	(100,000)	-
Proceeds from the exercise of stock options	1,229	1,286
Shares used for employee taxes upon vesting of share awards	(674)	(879)
Partner contributions to consolidated real estate venture	85	73
Partner distributions from consolidated real estate venture	(46)	-
Distributions paid to shareholders	(88,162)	(85,702)
Distributions to non-controlling interest	(711)	(697)
Net cash used in financing activities	(313,960)	(505,362)
Increase (decrease) in cash and cash equivalents	(168,632)	162,365
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$25,287	$219,059

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2017 and 2016 of $2,975 and $10,023, respectively	$58,252	$64,046
Cash paid for income taxes	225	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,391	30,036
Change in investment in real estate ventures as a result of dispositions	(30,584)	(2,023)
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165
Change in real estate ventures as a result of other than temporary impairment	(4,844)	-

Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	44,313
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	(12,642)
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	(20,582)
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	(12,384)
Change in capital expenditures financed through accounts payable at period end	(1,455)	(5,012)
Change in capital expenditures financed through retention payable at period end	83	2,487

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Real estate investments:
Operating properties	$3,769,067	$3,586,295
Accumulated depreciation	(885,438)	(852,476)
Operating real estate investments, net	2,883,629	2,733,819
Construction-in-progress	127,141	297,462
Land held for development	120,696	150,970
Total real estate investments, net	3,131,466	3,182,251
Assets held for sale, net	31,125	41,718
Cash and cash equivalents	25,287	193,919
Accounts receivable, net of allowance of $3,294 and $2,373 as of September 30, 2017 and December 31, 2016, respectively	14,785	12,446
Accrued rent receivable, net of allowance of $13,731 and $13,743 as of September 30, 2017 and December 31, 2016, respectively	166,093	149,624
Investment in Real Estate Ventures, equity method	236,313	281,331
Deferred costs, net	96,980	91,342
Intangible assets, net	58,817	72,478
Other assets	94,553	74,104
Total assets	$3,855,419	$4,099,213
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$318,317	$321,549
Unsecured credit facility	178,000	-
Unsecured term loans, net	248,347	248,099
Unsecured senior notes, net	1,144,976	1,443,464
Accounts payable and accrued expenses	112,413	103,404
Distributions payable	28,391	30,032
Deferred income, gains and rent	41,468	31,620
Acquired lease intangibles, net	17,156	18,119
Liabilities related to assets held for sale	269	81
Other liabilities	15,512	19,408
Total liabilities	$2,104,849	$2,215,776
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding in as of September 30, 2017 and December 31, 2016	25,864	23,795
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 0 as of September 30, 2017 and 4,000,000 as of December 31, 2016	-	96,850
General Partnership Capital; 175,477,498 and 175,140,760 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,723,767	1,762,764
Accumulated other comprehensive loss	(1,276)	(2,122)
Total Brandywine Operating Partnership, L.P.'s equity	1,722,491	1,857,492
Non-controlling interest - consolidated real estate ventures	2,215	2,150
Total partners' equity	$1,724,706	$1,859,642
Total liabilities and partners' equity	$3,855,419	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Rents	$102,557	$104,537	$307,446	$318,324
Tenant reimbursements	17,239	17,324	53,812	53,315
Termination fees	200	611	2,013	1,459
Third party management fees, labor reimbursement and leasing	6,918	6,248	20,483	17,691
Other	1,524	974	3,395	2,588
Total revenue	128,438	129,694	387,149	393,377
Operating expenses
Property operating expenses	36,847	37,250	110,947	114,208
Real estate taxes	11,235	11,566	34,062	34,933
Third party management expenses	2,619	2,501	7,391	7,172
Depreciation and amortization	42,429	46,956	132,584	142,736
General and administrative expenses	5,813	5,515	21,797	20,711
Provision for impairment	-	-	3,057	13,069
Total operating expenses	98,943	103,788	309,838	332,829
Operating income	29,495	25,906	77,311	60,548
Other income (expense)
Interest income	79	291	635	970
Interest expense	(19,732)	(20,814)	(61,473)	(64,334)
Interest expense - amortization of deferred financing costs	(577)	(645)	(1,807)	(2,063)
Interest expense - financing obligation	-	(156)	-	(679)
Equity in loss of Real Estate Ventures	(5,723)	(7,254)	(5,387)	(9,323)
Net gain (loss) on disposition of real estate	-	(104)	8,411	114,625
Net gain on sale of undepreciated real estate	953	188	953	188
Net gain on Real Estate Venture transactions	13,758	10,472	28,340	19,529
Loss on early extinguishment of debt	-	-	-	(66,590)
Net income before income taxes	18,253	7,884	46,983	52,871
Income tax benefit	793	-	1,032	-
Net income	19,046	7,884	48,015	52,871
Net income from continuing operations attributable to non-controlling interests - consolidated real estate ventures	(12)	(6)	(25)	(12)
Net income attributable to Brandywine Operating Partnership	19,034	7,878	47,990	52,859
Distribution to preferred unitholders	-	(1,725)	(2,032)	(5,175)
Preferred unit redemption charge	-	-	(3,181)	-
Amounts allocated to unvested restricted unitholders	(73)	(79)	(245)	(263)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$18,961	$6,074	$42,532	$47,421

Basic income per Common Partnership Unit	$0.11	$0.03	$0.24	$0.27

Diluted income per Common Partnership Unit	$0.11	$0.03	$0.24	$0.27

Basic weighted average common partnership units outstanding	176,913,456	176,606,909	176,795,380	176,491,311
Diluted weighted average common partnership units outstanding	178,314,821	177,844,414	178,079,131	177,524,135

Distributions declared per Common Partnership Unit	$0.16	$0.16	$0.48	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$19,046	$7,884	$48,015	$52,871
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	312	2,454	(59)	(10,764)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	314	286	905	818
Total comprehensive income (loss)	626	2,740	846	(9,946)
Comprehensive income	19,672	10,624	48,861	42,925
Comprehensive income attributable to non-controlling interest - consolidated real estate ventures	(12)	(6)	(25)	(12)
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$19,660	$10,618	$48,836	$42,913

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the nine-month period ended September 30, 2017

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Gain/(Loss)	Non-controlling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				47,990		25	48,015
Other comprehensive income					846		846
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(1,718)	(48)			(48)
Issuance of LP Units				(499)			(499)
Issuance of partnership interest in consolidated real estate venture						86	86
Distributions from consolidated real estate venture						(46)	(46)
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			333,127	5,907			5,907
Adjustment of redeemable partnership units to liquidation value at period end				(2,781)			(2,781)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions to general partnership unitholders ($0.48 per unit)				(84,463)			(84,463)
BALANCE, September 30, 2017	-	$-	175,477,498	$1,723,767	$(1,276)	$2,215	$1,724,706

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

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$48,015	$52,871
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,584	142,736
Amortization of deferred financing costs	1,807	2,063
Amortization of debt discount/(premium), net	1,069	1,108
Amortization of stock compensation costs	4,321	3,612
Straight-line rent income	(21,002)	(22,049)
Amortization of acquired above (below) market leases, net	(2,280)	(5,090)
Straight-line ground rent expense	66	66
Provision for doubtful accounts	1,622	573
Net gain on real estate venture transactions	(28,340)	(19,529)
Net gain on sale of interests in real estate	(9,364)	(114,813)
Loss on early extinguishment of debt	-	66,590
Provision for impairment	3,057	13,069
Other than temporary impairment	4,844	-
Real Estate Venture loss in excess of distributions	199	9,945
Deferred financing obligation	-	(681)
Income tax benefit	(1,133)	-
Changes in assets and liabilities:
Accounts receivable	(4,445)	4,041
Other assets	(8,927)	(10,332)
Accounts payable and accrued expenses	6,743	7,163
Deferred income, gains and rent	(3,160)	(2,000)
Other liabilities	2,107	318
Net cash provided by operating activities	127,783	129,661

Cash flows from investing activities:
Acquisition of properties	(34,748)	(20,406)
Proceeds from the sale of properties	114,821	758,931
Proceeds from real estate venture sales	59,022	20,551
Issuance of mortgage note receivable	-	(3,365)
Capital expenditures for tenant improvements	(44,902)	(37,991)
Capital expenditures for redevelopments	(21,951)	(10,852)
Capital expenditures for developments	(53,560)	(147,831)
Advances for the purchase of tenant assets, net of repayments	1,148	275
Investment in unconsolidated Real Estate Ventures	(5,243)	(27,174)
Deposits for real estate	605	(746)
Escrowed cash	-	6,993
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	14,906	12,565
Leasing costs paid	(12,553)	(12,884)
Net cash provided by investing activities	17,545	538,066

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900
Repayments of mortgage notes payable	(3,681)	(355,947)
Proceeds from credit facility borrowings	264,000	195,000
Repayments of credit facility borrowings	(86,000)	(195,000)
Repayments of unsecured notes	(300,000)	(149,919)
Redemption of preferred units	(100,000)	-
Debt financing costs paid	-	(477)
Proceeds from the exercise of stock options	1,229	1,286
Shares used for employee taxes upon vesting of share awards	(674)	(879)
Partner contributions to consolidated real estate venture	85	73
Partner distributions from consolidated real estate venture	(46)	-
Distributions paid to preferred and common partnership units	(88,873)	(86,399)
Net cash used in financing activities	(313,960)	(505,362)
Increase (decrease) in cash and cash equivalents	(168,632)	162,365
Cash and cash equivalents at beginning of year	193,919	56,694
Cash and cash equivalents at end of period	$25,287	$219,059

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2017 and 2016 of $2,975 and $10,023, respectively	$58,252	$64,046
Cash paid for income taxes	225	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	28,391	30,036
Change in investment in real estate ventures as a result of dispositions	(30,584)	(2,023)
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165
Change in real estate ventures as a result of other than temporary impairment	(4,844)	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	44,313

Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	(12,642)
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	(20,582)
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	(12,384)
Change in capital expenditures financed through accounts payable at period end	(1,455)	(5,012)
Change in capital expenditures financed through retention payable at period end	83	2,487

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, flexible stay, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2017, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of September 30, 2017, the Company owned 97 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 82 office properties, four mixed-use properties, one retail property (87 properties, collectively the “Core Properties”), one development property, three redevelopment properties and six properties classified as held for sale (collectively, the “Properties”).  In addition, as of September 30, 2017, the Company owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 7.8 million net rentable square feet of office space; four of which own, in aggregate, 5.7 acres of land held for development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of September 30, 2017, the Company also owned 214 acres of undeveloped land and held options to purchase approximately 60 additional acres of undeveloped land.  As of September 30, 2017, the total potential development that these land parcels could support, including the parcels under option, amounted to an estimated 15.7 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin, Texas. In addition to managing properties owned by the Company, as of September 30, 2017, the Company was managing approximately 10.0 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.4 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to Properties owned by the Company and approximately 10.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring matters) for a fair statement of the financial position of the Company as of September 30, 2017, the results of its operations for the three- and nine-month periods ended September 30, 2017 and 2016 and its cash flows for the nine-month periods ended September 30, 2017 and 2016 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017.

The Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2016, except for the addition of revenue recognition related to the flexible stay component of the FMC Tower. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Significant Accounting Policies – Revenue Recognition

The Company’s flexible stay revenue consists of room revenue, food and beverage revenue, and revenue from other hotel operating departments (such as parking fees and other guest service fees). These revenues are recorded net of any sales and occupancy taxes collected from the hotel guests. All rebates or discounts are recorded as a reduction to revenue, and there are no material contingent obligations with respect to rebates and discounts offered by the hotel. All revenues are recorded on an accrual basis as they are earned. Any cash received prior to a guest’s arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of the guest's occupancy at the hotel property.

Out of Period Adjustment

The Company recorded $1.2 million of impairment charges during quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the three-month period ended March 31, 2017 and the nine-month period ended September 30, 2017. Management concluded that these misstatements were not material to any prior period, nor were they material to the consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2017.

Reclassifications

During the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify employer tax payments on account of employee tax withholdings on share-based awards from operating activities to financing activities in the consolidated statement of cash flows.  Prior to the issuance of ASU 2016-09, there was no guidance on the classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. As a result of the adoption, a $0.9 million cash outflow has been reclassified in the September 30, 2016 consolidated statements of cash flows from operating activities to financing activities. There was no other impact from the adoption of this guidance.

During the quarter ended December 31, 2016, the Company early adopted ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which clarifies that debt prepayment costs should be presented as financing activities in the statement of cash flows. As a result of the adoption, $53.4 million was reclassified in the consolidated statements of cash flows from the operating activities section to the financing activities section of the consolidated statements of cash flows, within the “Repayment of mortgage notes payable” caption, for the nine-months period ended September 30, 2016. There was no other impact from the adoption of this guidance.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-12 (“ASU 2017-12”) to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

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

Under the modified retrospective approach, the Company is required to evaluate incomplete contracts as of December 31, 2017 to determine if the sale recognition of nonfinancial assets under ASU 2017-05 differs from ASC 360-20. The Company has identified three potential sale contracts that may not be considered completed contracts, as defined under ASU 2017-05 by December 31, 2017. Based on our final assessment of these sale contracts, the revenue and remaining gain on sale for each of these property sales will be recognized when the Company fulfills its performance obligations under each contract. Accordingly, the derecognition of nonfinancial assets and revenue recognition patterns are not expected to change under ASU 2017-05 when compared to ASC 360-20.

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

•The Company determined that its revenue recognition pattern for development fee revenues will change under the revenue from contracts with customers standard. For all contracts that are not complete as of December 31, 2017, the Company will adopt the input method under the accounting standard. This methodology replaces the percentage of completion method under the current revenue recognition accounting guidance. Although the accounting under the input method is similar to the percentage of completion method, variable income components are evaluated differently under revenue with contracts from customers when compared to the current revenue recognition standard. Additionally, the Company currently recognizes development fee revenue related to its development services provided for certain third party customers under the completed contract method of accounting. This concept is no longer relevant under the new standard because the Company can measure the inputs that are included in the construction services provided to third party customers and will recognize development fee revenue over time rather than at a point in time. The Company analyzed all of the contracts that will not be complete as of December 31, 2017 and expects that the restatement of development fee revenues will be immaterial to its consolidated financial statements.

•Currently, the Company is evaluating the disclosure requirements in the guidance and has not determined the impact on the footnote disclosures to its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of September 30, 2017 and December 31, 2016, the gross carrying value of the properties was as follows (in thousands):

	September 30,	December 31,
	2017	2016
Land	$470,391	$469,522
Building and improvements	2,846,869	2,683,087
Tenant improvements	451,807	433,686
Operating properties	3,769,067	3,586,295
Assets held for sale - real estate investments (a)	47,291	73,591
Total	$3,816,358	$3,659,886
(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation, land held for development or other assets on the balance sheet of the property held for sale. See “Held for Sale” below in this Note 3.

Acquisition

On July 28, 2017, the Company acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for $32.7 million. The acquisition was the Section 1031 exchange receiver for the sale of Concord Airport Plaza. See property disposition table below.

The purchase of 3000 Market Street is an asset acquisition under ASU 2017-01, which the Company early adopted as of January 1, 2017. As such, the Company capitalized $0.7 million of acquisition-related costs and allocated the purchase price, consisting of the contractual sales price of $32.0 million and the acquisition related costs, to the tangible and intangible assets. The Company utilized a number of sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangibles assets acquired. The purchase price has been allocated as follows (in thousands):

July 18, 2017
Building, land and improvements	$31,728
Intangible assets acquired (a)	2,838
Below market lease liabilities assumed (b)	(1,818)
$32,748
(a)	Weighted average amortization period of 5.9 years.
(b)	Weighted average amortization period of 6.0 years.

3000 Market Street contributed approximately $0.3 million of revenue and a nominal amount of net income, included in the Company’s consolidated income statements, for the period from July 28, 2017 through September 30, 2017.

Dispositions

The Company sold the following twelve office properties, one retail property and one mixed-use property during the nine-month period ended September 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	$9,700	$8,650	$(325)	(b)
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,200	7,714	1,413
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)
Total Dispositions				14	1,207,009	$100,400	$85,681	$7,888

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the first quarter of 2017, the Company recognized a $1.0 million impairment related to these properties. The loss on sale represents closing costs.
(c)	During the fourth quarter of 2016, the Company recognized a $7.3 million impairment related to these properties. The loss on sale represents closing costs.
(d)

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million, which will be paid in two installments. On the closing date, the buyer paid $12.0 million in cash. On the second purchase price installment date, the buyer will pay $9.4 million. The second purchase price installment is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise its existing option to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise its current extension option to extend the term of the sublease. In accordance with ASC 360-20, Real Estate Sales, the Company determined that it is appropriate to account for the sales transaction under the cost recovery method. The Company received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. The Marine Piers was classified as mixed-use within the Company’s property count.

(e)

During the fourth quarter of 2016, the Company recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale and an additional impairment of $1.7 million was recognized.

(f)

During the fourth quarter of 2016, the Company recognized an $11.5 million impairment related to these properties. This sale is designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in the Company’s consolidated balance sheet. During the third quarter of 2017, the Company acquired 3000 Market Street in Philadelphia, Pennsylvania using the full balance of the Section 1031 proceeds. See “Acquisition” section above.

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

The Company sold the following land parcels during the nine-month period ended September 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
September 13, 2017	50 E. Swedesford Square	Malvern, PA	1	12.0	$7,200	$7,098	$882
July 18, 2017	Bishop's Gate	Mount Laurel, NJ	1	49.5	6,000	5,640	71	(a)
April 28, 2017	Garza Ranch - Multi-family	Austin, TX	1	8.4	11,800	11,560	-	(b)
February 15, 2017	Gateway Land - Site C	Richmond, VA	1	4.8	1,100	1,043	-	(c)
January 30, 2017	Garza Ranch - Hotel	Austin, TX	1	1.7	3,500	3,277	-	(b)
Total Dispositions			5	76.4	$29,600	$28,618	$953
(a)

During the fourth quarter of 2016, the Company recognized an impairment of $3.0 million. During the second quarter of 2017, the Company recognized an additional impairment of $0.3 million, representing closing costs. See “Land Impairment” section below.

(b)

The Company has a continuing involvement through a completion guaranty, which requires the Company as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheet and the Company will recognize the sale once the infrastructure improvements are complete. See Note 13, “Commitments and Contingencies” for further discussion of the infrastructure improvements.

(c)	During the fourth quarter of 2016, the Company recognized a nominal impairment related to this land parcel.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2017 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2017
	630 Allendale Road - Office (a)	Newtown Square - Office (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$19,482	$27,809	$47,291
Accumulated depreciation	(6,985)	(9,206)	(16,191)
Operating real estate investments, net	12,497	18,603	31,100
Construction-in-progress	-	25	25
Total assets held for sale, net	$12,497	$18,628	$31,125

LIABILITIES HELD FOR SALE
Other liabilities	$35	$234	$269
Total liabilities held for sale	$35	$234	$269
(a)	Office property containing 150,000 rentable square feet located in the Pennsylvania Suburbs segment.
(b)	Five office properties containing 252,802 rentable square feet located in the Pennsylvania Suburbs segment.

As the fair value less anticipated costs to sell exceeded the carrying value for each of the properties included in the above table no impairment loss was recorded. The fair value measurements are based on pricing in the purchase and sale agreements for each of the transactions. As the pricing in the purchase and sales agreements are unobservable, the Company determined that the input utilized to determine fair value for these properties falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”.

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

Land Impairment

As of September 30, 2017, the Company evaluated the recoverability of the carrying value of its land parcels that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended September 30, 2017.

As of June 30, 2017, the Company determined that it would not recover the carrying value, less cost of sale, of one land parcel, consisting of 50 acres known as Bishop’s Gate that was classified as held for sale as of June 30, 2017. Accordingly, the Company recorded an impairment charge of $0.3 million at June 30, 2017, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value of $5.6 million. The fair value measurement is based on pricing in the purchase and sale agreement for the property. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the input utilized to determine fair value for the property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures”. The land parcel was sold on July 18, 2017.

Held for Use Impairment

As of September 30, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended September 30, 2017.

As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, reflected in the results for the nine-month period ended September 30, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

During the three-month period ended September 30, 2016, there was no provision for impairment recognized. During the nine-month period ended September 30, 2016, the Company recognized a provision for impairment of $13.1 million. For further information relating to these impairments, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no impairment charges identified for the three-month period ended September 30, 2016.

The sales of properties, land and the land parcel held for sale do not represent a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2017, the Company held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $236.3 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of September 30, 2017, seven of the real estate ventures owned properties that contain an aggregate of approximately 7.8 million net rentable square feet of office space; four real estate ventures owned 5.7 acres of land held for development; and two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.7 million and $4.9 million for the three- and nine-month periods ended September 30, 2017, respectively, and $1.7 million and $4.8 million for the three- and nine-month periods ended September 30, 2016, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $0.4 million and $3.3 million for the three- and nine-month periods ended September 30, 2017, respectively, and $0.8 million and $1.9 million for the three- and nine-month periods ended September 30, 2016, respectively.

The Company has outstanding accounts receivable balances from its Real Estate Ventures of $1.1 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Net property	$1,329,601	$1,483,067
Other assets	205,631	231,972
Other liabilities	109,041	129,486
Debt, net	910,842	989,738
Equity	515,349	595,815

Company’s share of equity (Company’s basis) (a)	$236,313	$281,331

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three- and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2017	2016	2017	2016
Revenue	$56,511	$57,710	$169,609	$157,641
Operating expenses	(27,419)	(27,592)	(77,757)	(81,347)
Provision for impairment	-	(10,476)	-	(10,476)
Interest expense, net	(11,670)	(12,102)	(33,771)	(32,019)
Depreciation and amortization	(20,684)	(22,722)	(61,816)	(63,125)
Net loss (a)	$(3,262)	$(15,182)	$(3,735)	$(29,326)

Equity in loss of Real Estate Ventures (b)	$(5,723)	$(7,254)	$(5,387)	$(9,323)

(a)	The nine-month period ended September 30, 2016 amount includes $7.1 million of acquisition deal costs related to the formation of the MAP Venture.
(b)

The three- and nine-month periods ended September 30, 2017 include a $4.8 million other than temporary impairment charge related to the BDN-AI Venture that was recorded during the three months ended September 30, 2017.

Brandywine AI Venture – 7101 Wisconsin Property Sale

On December 20, 2011, the Company formed a real estate venture, Brandywine - AI Venture LLC, (the "BDN-AI Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. The Company and Current Creek each own a 50% interest in the BDN-AI Venture. The BDN-AI Venture owned six office properties, which the Company contributed three properties to the BDN-AI Venture upon its formation and three properties that were acquired by the BDN-AI Venture subsequent to its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland. On July 10, 2012, the BDN-AI Venture acquired three office properties containing an aggregate 510,202 net rentable square feet and consist of 1010 Wayne Avenue, 1100 Wayne Avenue and 8484 Georgia Avenue located in Silver Spring, Maryland.

On September 14, 2017, the BDN-AI Venture completed the sale of 7101 Wisconsin Avenue containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by a $37.4 million of first mortgage financing, which was repaid in full resulting in a debt prepayment penalty of $0.8 million. Subsequent to the sales transaction, first mortgage payoff and closing costs, BDN-AI Venture received cash proceeds of $63.6 million. The Company was allocated 50% for its interest and received net cash proceeds of $31.8 million and recognized a $13.8 million gain on the real estate venture’s transaction. Subsequent to the sale transaction, the BDN-AI Venture owned 5 properties consisting of 874,479 rentable square feet and the Company’s equity method investment balance in the BDN-AI Venture was $49.1 million.

Brandywine AI Venture – Other Than Temporary Impairment

Each quarter, management estimates the fair value of its ownership interest in the Real Estate Ventures, considering the estimated fair value of the real estate assets owned by the Real Estate Ventures and the related indebtedness, as well as the working capital assets and liabilities of the Real Estate Ventures and the terms of the related Real Estate Venture agreements. The Company’s estimates of fair value of the real estate assets incorporate a number of assumptions that are subject to economic and market uncertainties including demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, the Company considered its experience and historical performance in the various markets and data provided by market research organizations. In assessing whether the impairment is other than temporary, the Company considers several factors. The longevity and severity of the impairment are considered as well as the expected time for recovery of value to occur, if ever.

As of September 30, 2017, the Company evaluated the recoverability of its investment basis in BDN-AI Venture utilizing a discounted cash flow model. Based on the Company’s evaluation of the fair value of the Company’s investment in the five remaining properties within BDN-AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, it was determined that a continuing situation of weak demand for space and intense competition for tenants was leading to the Company’s share of fair value of the remaining properties to be less than its investment basis in the unconsolidated real estate venture. This continuing and sustained impairment in value, as suggested by the discounted cash flows and the other assessment considerations described above, caused the Company to conclude that the decline in value was other than temporary for its investment in the BDN-AI Venture. During the nine-month period ended September 30, 2017, the Company’s investment basis was $49.1 million, before a $4.8 million impairment charge. Subsequent to the impairment charge, the Company had a net basis of $44.3 million.

Determining the current fair value of the Company’s investment is based on a number of factors that are difficult to predict. The market may decline further and future impairment charges may be needed. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years, a residual capitalization rate of 7.5% and discount rates ranging from 7.8% to 8.5%. The assumptions to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

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

Guarantees

As of September 30, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $915.0 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of September 30, 2017, the loans for which there is recourse to the Company consist of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira Centre South; (ii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, including their indebtedness, see Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

5. INTANGIBLE ASSETS AND LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$100,519	$(45,765)	$54,754
Tenant relationship value	12,831	(10,646)	2,185
Above market leases acquired	4,354	(2,476)	1,878
Total intangible assets, net	$117,704	$(58,887)	$58,817

Acquired lease intangibles, net:
Below market leases acquired	$32,158	$(15,002)	$17,156

	December 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$142,889	$(75,696)	$67,193
Tenant relationship value	13,074	(10,167)	2,907
Above market leases acquired	4,718	(2,340)	2,378
Total intangible assets, net	$160,681	$(88,203)	$72,478

Acquired lease intangibles, net:
Below market leases acquired	$37,579	$(19,460)	$18,119

As of September 30, 2017, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2017 (three months remaining)	$3,443	$677
2018	12,257	2,512
2019	10,984	2,198
2020	8,904	1,650
2021	6,366	1,062
Thereafter	16,863	9,057
Total	$58,817	$17,156

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:

Two Logan Square	$84,839	$86,012	3.98%		May 2020
One Commerce Square	124,518	127,026	3.64%	(a)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(b)	Apr 2023
Principal balance outstanding	321,357	325,038
Plus: fair market value premium (discount), net	(2,434)	(2,761)
Less: deferred financing costs	(606)	(728)
Mortgage indebtedness	$318,317	$321,549

UNSECURED DEBT
$600.0M Revolving Credit Facility	$178,000	$-	LIBOR + 1.20%		May 2019
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	3.72%		Oct 2022
$300.0M 5.70% Guaranteed Notes due 2017 (c)	-	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018	325,000	325,000	5.13%		Apr 2018
$250.0M 3.95% Guaranteed Notes due 2023	250,000	250,000	4.02%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I) - Swapped to fixed	27,062	27,062	2.75%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,581,610	1,703,610
Plus: original issue premium (discount), net	(3,937)	(4,678)
Less: deferred financing costs	(6,350)	(7,369)
Total unsecured indebtedness	$1,571,323	$1,691,563
Total Debt Obligations	$1,889,640	$2,013,112
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

(c)

On May 1, 2017, the entire principal balance of the unsecured 5.70% Guaranteed Notes was repaid upon maturity. Available cash balances and the Credit Facility (as defined below) were used to fund the repayment of the unsecured notes.

As of September 30, 2017 and December 31, 2016, the Company’s weighted-average effective interest rates on its mortgage notes payable were both 4.03%.

The Company utilizes its four-year unsecured revolving credit facility (the “Credit Facility”) borrowings for general business purposes, including acquisition, development and redevelopment properties and the repayment of other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on the outstanding balances is LIBOR plus 1.20%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings.  As of September 30, 2017, the Company had $178.0 million of borrowings and $13.5 million in letters of credit outstanding, leaving $408.5 million of unused availability under the Credit Facility. During the nine months ended September 30, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.34%. As of September 30, 2017, the effective interest rate on Credit Facility borrowings was 2.43%. As of and during the nine-month period ended September 30, 2016, the Company had no borrowings under the Credit Facility.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of September 30, 2017. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

As of September 30, 2017, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2017 (three months remaining)	$1,250
2018	331,601
2019	185,360
2020	86,978
2021	6,099
Thereafter	1,291,679
Total principal payments	1,902,967
Net unamortized premiums/(discounts)	(6,371)
Net deferred financing costs	(6,956)
Outstanding indebtedness	$1,889,640

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2017 and December 31, 2016, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2017 and December 31, 2016 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,066,366	$1,087,263	$1,364,854	$1,372,758
Variable rate debt	$504,957	$486,653	$326,709	$307,510
Mortgage notes payable	$318,317	$305,657	$321,549	$328,853
Note receivable (b)	$3,384	$3,655	$3,380	$3,717

(a)

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. As a result, the carrying amounts presented in the table above are net of deferred financing costs of $4.7 million and $5.5 million for unsecured notes payable, $1.7 million and $1.9 million for variable rate debt and $0.6 million and $0.7 million for mortgage notes payable as of September 30, 2017 and December 31, 2016, respectively.

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

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of September 30, 2017 and December 31, 2016.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  The weighted average discount rate for the combined variable rate debt and mortgage loans used to calculate fair value as of September 30, 2017 and December 31, 2016 was 4.143% and 4.353%, respectively. An increase in the discount rate used in the discounted cash flow model would result in a decrease to the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase to the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2017, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $14.6 million and $14.9 million as of September 30, 2017 and December 31, 2016, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of September 30, 2017 and December 31, 2016 was approximately $25.9 million and $24.4 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2017 and December 31, 2016. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2017	12/31/2016				9/30/2017	12/31/2016
(Liabilities)/Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$(3,185)	$3,733
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(209)	(300)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	(88)	(214)
Swap	Interest Rate	Cash Flow	(a)	27,062	27,062	2.750%	December 21, 2011	September 30, 2017	-	(83)
				$328,610	$328,610
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them gross in the consolidated balance sheet in other assets or other liabilities. Additionally, the Company recorded its share of the fair value of derivative financial instruments held by its unconsolidated real estate ventures, as of September 30, 2017.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$19,046	$19,046	$7,884	$7,884
Net income from continuing operations attributable to non-controlling interests	(170)	(170)	(58)	(58)
Nonforfeitable dividends allocated to unvested restricted shareholders	(73)	(73)	(79)	(79)
Preferred share dividends	-	-	(1,725)	(1,725)
Net income attributable to common shareholders	$18,803	$18,803	$6,022	$6,022
Denominator
Weighted-average shares outstanding	175,433,657	175,433,657	175,127,110	175,127,110
Contingent securities/Share based compensation	-	1,401,365	-	1,237,505
Weighted-average shares outstanding	175,433,657	176,835,022	175,127,110	176,364,615
Earnings per Common Share:
Net income attributable to common shareholders	$0.11	$0.11	$0.03	$0.03

	Nine-month periods ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$48,015	$48,015	$52,871	$52,871
Net income from continuing operations attributable to non-controlling interests	(384)	(384)	(425)	(425)
Nonforfeitable dividends allocated to unvested restricted shareholders	(245)	(245)	(263)	(263)
Preferred share dividends	(2,032)	(2,032)	(5,175)	(5,175)
Preferred share redemption charge	(3,181)	(3,181)	-	-
Net income attributable to common shareholders	$42,173	$42,173	$47,008	$47,008
Denominator
Weighted-average shares outstanding	175,315,581	175,315,581	174,976,998	174,976,998
Contingent securities/Share based compensation	-	1,283,751	-	1,032,824
Weighted-average shares outstanding	175,315,581	176,599,332	174,976,998	176,009,822
Earnings per Common Share:
Net income attributable to common shareholders	$0.24	$0.24	$0.27	$0.27

Redeemable common limited partnership units totaling 1,479,799 at both September 30, 2017 and September 30, 2016, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and nine-month periods ended September 30, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares

On September 12, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.4 million, which was paid on October 18, 2017 to shareholders of record as of October 4, 2017.

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

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$19,046	$19,046	$7,884	$7,884
Nonforfeitable dividends allocated to unvested restricted unitholders	(73)	(73)	(79)	(79)
Preferred unit dividends	-	-	(1,725)	(1,725)
Net income attributable to non-controlling interests	(12)	(12)	(6)	(6)
Net income attributable to common unitholders	$18,961	$18,961	$6,074	$6,074
Denominator
Weighted-average units outstanding	176,913,456	176,913,456	176,606,909	176,606,909
Contingent securities/Share based compensation	-	1,401,365	-	1,237,505
Total weighted-average units outstanding	176,913,456	178,314,821	176,606,909	177,844,414
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.11	$0.11	$0.03	$0.03

	Nine-month periods ended September 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
Numerator
Income from continuing operations	$48,015	$48,015	$52,871	$52,871
Nonforfeitable dividends allocated to unvested restricted unitholders	(245)	(245)	(263)	(263)
Preferred unit dividends	(2,032)	(2,032)	(5,175)	(5,175)
Preferred unit redemption charge	(3,181)	(3,181)	-	-
Net income attributable to non-controlling interests	(26)	(26)	(12)	(12)
Net income attributable to common unitholders	$42,531	$42,531	$47,421	$47,421
Denominator
Weighted-average units outstanding	176,795,380	176,795,380	176,491,311	176,491,311
Contingent securities/Share based compensation	-	1,283,751	-	1,032,824
Total weighted-average units outstanding	176,795,380	178,079,131	176,491,311	177,524,135
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.24	$0.24	$0.27	$0.27

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and nine-month periods ended September 30, 2017 and 2016, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units and Preferred Mirror Units

On September 12, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.4 million, which was paid on October 18, 2017 to unitholders of record as of October 4, 2017.

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

12. SEGMENT INFORMATION

As of September 30, 2017, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. On February 2, 2017, the Company sold its last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress are transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2017	December 31, 2016
Philadelphia CBD	$1,591,828	$1,320,974
Pennsylvania Suburbs (a)	966,128	1,005,446
Metropolitan Washington, D.C.	976,286	975,987
Austin, Texas	146,859	146,794
Other	87,966	137,094
	$3,769,067	$3,586,295
Assets held for sale (b)	47,291	73,591
Operating properties	$3,816,358	$3,659,886

Corporate
Construction-in-progress	$127,141	$297,462
Land held for development	$120,696	$150,970

(a)

As of September 30, 2017, the Company categorized six office properties in its Pennsylvania Suburbs segment as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

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

Net operating income (in thousands):

	Three-month periods ended
	September 30,
	2017			2016
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,452	$(22,010)	$34,442	$50,744	$(19,071)	$31,673
Pennsylvania Suburbs	34,861	(11,846)	23,015	35,763	(11,247)	24,516
Metropolitan Washington, D.C.	23,079	(8,500)	14,579	24,251	(9,900)	14,351
Austin, Texas	7,886	(3,929)	3,957	8,726	(3,523)	5,203
Other	3,752	(2,647)	1,105	8,526	(4,837)	3,689
Corporate	2,408	(1,769)	639	1,684	(2,739)	(1,055)
Operating properties	$128,438	$(50,701)	$77,737	$129,694	$(51,317)	$78,377

	Nine-month periods ended
	September 30,
	2017			2016
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$165,352	$(64,311)	$101,041	$148,496	$(58,102)	$90,394
Pennsylvania Suburbs	105,673	(35,670)	70,003	107,971	(36,982)	70,989
Metropolitan Washington, D.C.	69,190	(26,347)	42,843	76,881	(29,567)	47,314
Austin, Texas	25,772	(11,634)	14,138	25,123	(9,689)	15,434
Other	14,274	(9,083)	5,191	30,328	(17,513)	12,815
Corporate	6,888	(5,355)	1,533	4,578	(4,460)	118
Operating properties	$387,149	$(152,400)	$234,749	$393,377	$(156,313)	$237,064

(a)  Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended September 30,		Nine-month periods ended September 30,
	September 30, 2017	December 31, 2016	2017	2016	2017	2016
Philadelphia CBD	$42,298	$48,691	$134	$(453)	$113	$(473)
Pennsylvania Suburbs	3,320	15,421	24	(170)	448	410
Metropolitan Washington, D.C. (a)	119,550	141,786	(5,264)	(5,287)	(4,872)	(6,068)
Austin, Texas	52,940	52,886	(15)	(561)	1,266	(1,299)
MAP Venture (b)	16,283	20,893	(706)	(1,010)	(2,610)	(2,608)
Other	1,922	1,654	104	227	268	715
Total	$236,313	$281,331	$(5,723)	$(7,254)	$(5,387)	$(9,323)
(a)

The three- and nine-month periods ended September 30, 2017 include a $4.8 million other than temporary impairment charge related to the BDN - AI Venture that was recorded during the three months ended September 30, 2017.

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

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income, as defined by GAAP, to consolidated NOI, (in thousands):

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2017	2016	2017	2016

Net income	$19,046	$7,884	$48,015	$52,871
Plus:
Interest expense	19,732	20,814	61,473	64,334
Interest expense - amortization of deferred financing costs	577	645	1,807	2,063
Interest expense - financing obligation	-	156	-	679
Depreciation and amortization	42,429	46,956	132,584	142,736
General and administrative expenses	5,813	5,515	21,797	20,711
Equity in loss of Real Estate Ventures	5,723	7,254	5,387	9,323
Provision for impairment	-	-	3,057	13,069
Loss on early extinguishment of debt	-	-	-	66,590

Less:
Interest income	79	291	635	970
Income tax benefit	793	-	1,032	-
Net gain (loss) on disposition of real estate	-	(104)	8,411	114,625
Net gain on sale of undepreciated real estate	953	188	953	188
Net gain on Real Estate Venture transactions	13,758	10,472	28,340	19,529
Consolidated net operating income	$77,737	$78,377	$234,749	$237,064

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

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit.  As of September 30, 2017, there is an associated $10.0 million letter of credit for a mortgage lender. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 12 to 72 years. Minimum future rental payments on non-cancelable leases at September 30, 2017 are as follows (in thousands):

Year	Minimum Rent
2017 (three months remaining)	$303
2018	1,211
2019	1,211
2020	1,211
2021	1,211
Thereafter	57,527
Total	$62,674

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of September 30, 2017, the liability had accreted to $1.8 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of September 30, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $915.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of September 30, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira Centre South; (ii) a joint and several cost overrun guaranty on the $88.9 million construction loan for the development project undertaken by 1919 Market Street LP; and (iii) a $0.4 million payment guarantee on a loan provided to PJP VII. See Note 4, "Investment in Unconsolidated Real Estate Ventures," in the notes to the consolidated financial statements above for more information.

Other Commitments or Contingencies

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of September 30, 2017, the Company sold two parcels containing 8.4 acres and 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.2 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed. As of September 30, 2017, the costs incurred to complete the infrastructure improvements are not in excess of the fixed sale price included in each sale contract. Accordingly, there are no indicators of impairment.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides the Company with the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount. As of September 30, 2017, the Company has recognized $2.1 million of residual profit income related to the Subaru Headquarters Development. For the three- and nine-month periods ended September 30, 2017, the Company earned $0.8 million and $1.6 million, respectively. The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and the Company. If construction costs exceed the NTE amount, the Company is obligated to pay the excess and the residual profit recognized will be reversed.  As of September 30, 2017, $57.2 million of the project costs had been funded, and the Company does not expect to incur costs in excess of the NTE amount. The Company expects the development to be substantially complete during the fourth quarter of 2017.

Also on December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building to Subaru during the third quarter of 2018.  At September 30, 2017, $12.4 million of the estimated project costs, totaling $44.3 million, had been funded, and is recorded in Other assets.

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

14. INCOME TAXES

The Company operates its business to be qualified to be taxed as a REIT for federal income tax purposes. As a REIT, the Company generally will not be subject to federal income tax on the income that the Company distributes currently to our shareholders. The determination that the Company is a REIT requires analysis of various factual matters and circumstances that may not be totally within its control. To qualify as a REIT, at least 95% of the Company’s gross income must come from specific passive sources, such as rent, that are itemized in REIT tax laws. In addition, to qualify as a REIT, the Company cannot own specified amounts of debt and equity securities of some issuers. The Company is also required to distribute to its shareholders with respect to each year at least 90% of its REIT taxable income (excluding net capital gains). The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT.  If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on undistributed taxable income. The Company’s taxable REIT subsidiaries ("TRS") will generally be subject to federal, state, and local income taxes at the applicable rates.

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards.  The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled.  The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In projecting future taxable income, the analysis begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. The Company considered all available evidence, both positive and negative, including cumulative loss in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future taxable income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish a valuation allowance. Based on the analysis prepared, the Company recorded a deferred tax asset of $1.0 million as of September 30, 2017. There were no deferred tax balances as of September 30, 2016.

The Company had no accruals for tax uncertainties as of September 30, 2017 and December 31, 2016.

15. SUBSEQUENT EVENTS

On October 2, 2017, the Company entered into a lease and will commence construction on a 165,000 square foot building at Four Points in Austin, Texas. The project is 100% preleased to a single tenant under a 10-year lease. Estimated costs, including $2.1 million of existing land basis, total $48.2 million, with delivery anticipated in Q1 2019. The Company expects to fund the project with available cash balances and/or funds from its Credit Facility.

On October 16, 2017, the Company acquired through ground leases 3025 and 3001 Market Street, known as One Drexel Plaza and Drexel Square, respectively, located in Philadelphia, Pennsylvania, containing 282,709 rentable square feet, for a gross sales price of $35.0 million. The acquisition is an asset acquisition under ASU 2017-01. As such, we capitalized $2.7 million of transaction costs. Under the purchase agreement, the Company is obligated to incur a minimum of $8.0 million to improve One Drexel Plaza and Drexel Square over the next 24 months.

On October 18, 2017, DRA (G&I) Austin (the “DRA Austin Venture”), a real estate venture in which the Company holds a 50% interest, sold five office portfolios in Austin, Texas containing 1,164,496 square feet for a gross sales price of $333.3 million. Prior to the sale, the properties were encumbered by $151.0 million of mortgage debt. The Company’s share of cash proceeds, after payment of the DRA Austin Venture’s share of debt, closing costs and prorations was $86.4 million. The Company currently estimates its total gain on the transaction is approximately $52 million.

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

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three- and nine-month periods ended September 30, 2017 and 2016 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of September 30, 2017, we owned 97 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 82 office properties, four mixed-use properties, one retail property (87 properties, collectively the “Core Properties”), one development property, three redevelopment properties and six properties classified as held for sale (collectively, the “Properties”).  In addition, as of September 30, 2017, we owned economic interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 7.8 million net rentable square feet of office space; four of which own 5.7 acres of land held for development and two of which own residential towers that contain 345 and 321 apartment units, respectively. As of September 30, 2017, we also owned 214 acres of undeveloped land and held options to purchase approximately 60 additional acres of undeveloped land.  As of September 30, 2017, the total potential development that these land parcels could support, including the parcels under option, amounted to an estimated 15.7 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; Richmond, Virginia and Austin, Texas. In addition to managing properties that we own, as of September 30, 2017, we were managing approximately 10.0 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2017, the management company subsidiaries were managing properties containing an aggregate of approximately 26.4 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to Properties that we own and consolidate and approximately 10.0 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the nine months ended September 30, 2017, we owned and managed properties within five markets; (1) Philadelphia Central Business District (“CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. On February 2, 2017, we sold our last two remaining properties located in California, which was previously included in our Other segment. See Note 3, “Real Estate Investments,” to our Consolidated Financial Statements for further information. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

We generate cash and revenue from leases of space at our Properties and, to a lesser extent, from the management and development of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office space. We also generate cash through sales of assets, including assets that we do not view as part of our Core Properties, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2017 was 92.0% compared to 92.7% at September 30, 2016.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,582,963	16,187,682	15,582,963	16,187,682
Occupancy percentage (end of period)	92.0%	92.7%	92.0%	92.7%
Average occupancy percentage	91.6%	92.4%	91.8%	92.6%
Total Portfolio, less properties in development (2):
Retention rate	81.4%	79.6%	72.8%	67.1%
New leases and expansions commenced (square feet)	274,647	240,582	610,520	734,075
Leases renewed (square feet)	250,306	182,146	1,114,591	733,902
Net absorption (square feet)	69,092	24,785	(97,021)	(190,585)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	5.7%	9.1%	6.8%	14.9%
Renewal rental rates	12.4%	6.7%	3.7%	9.4%
Combined rental rates	10.7%	7.9%	4.1%	11.4%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$6.33	$5.65	$3.79	$3.91
Tenant Improvements (per square feet)	$13.21	$19.99	$9.24	$10.44
Weighted average lease term (years)	10.0	6.9	7.3	5.8
Total capital per square foot per lease year	$2.43	$3.88	$1.54	$2.39

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.4% of our aggregate final annualized base rents, which assumes the base rent at the end of the lease term, as of September 30, 2017 (representing approximately 0.5% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2017.  We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and nine-month periods ended September 30, 2017 was 81.4% and 72.8% compared to a retention rate of 79.6% and 67.1% for the three- and nine-months period ended September 30, 2016. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our financial position, net income and cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. We regularly evaluate our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.0 million or 8.6% of total receivables (including accrued rent receivables) as of September 30, 2017 compared to $16.1 million or 9.0% of total receivables (including accrued rent receivables) as of December 31, 2016.

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

As of September 30, 2017, the following development property projects remain under construction (in thousands, except square footage/acreage and number of buildings):

Wholly Owned Developments/Redevelopments:

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2014	(a)	Development	30th & Walnut Streets (FMC Tower at Cira Centre South)	Philadelphia, PA	1	625,000 / 268 units	$400,000		$394,700
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	44,300		12,400
Q4 2016	Q4 2017	Redevelopment	Broadmoor - Building 6	Austin, Texas	1	144,000	34,500	(b)	24,600
TBD	Q3 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	21,200	(c)	4,500
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	48,200	(d)	2,100
TBD	Q1 2019	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	12,000	(e)	4,900
		Total			6	1,173,000	$560,200		$443,200
(a)

The office component was substantially completed as of the third quarter of 2016 and is included in Recently Completed/Acquired Properties at September 30, 2017. The residential and restaurant components remain in Development/Redevelopment Properties at September 30, 2017. See “Results of Operations” section below.

(b)

Building vacated by anchor tenant in the office complex as part of an overall lease restructuring. We are renovating the property as the first step in the repositioning of the Broadmoor Campus. Total project costs include $18.5 million of existing property basis.

(c)	Building was vacated during the fourth quarter of 2016. Current plans are to renovate and amenitize the property. Total project costs include $4.5 million of existing property basis.
(d)	Project is pre-leased to a single tenant. Total project costs include $2.1 million of land basis existing at project inception.

(e)	Property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.

In addition, the above table does not include amounts related to the Schuylkill Yards Project. See below under “Other Development Activities” for further details.

Other Development Activities:

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn additional profit if total project costs are less than the not-to-exceed (“NTE”) amount. As of September 30, 2017, we estimate that we will earn $2.6 million of residual profit upon completion of the Subaru Headquarters Development, of which $2.1 million was recognized as of September 30, 2017. For the three- and nine-month periods ended September 30, 2017, we earned $0.8 million and $1.6 million, respectively. The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us. If construction costs exceed the NTE amount, we are obligated to pay the excess and the residual profit recognized will be reversed.  As of September 30, 2017, $57.2 million of the project costs had been funded, and we do not expect to incur costs in excess of the NTE amount. We currently expect the development to be substantially complete during the fourth quarter of 2017 with the remaining $0.5 million recognized over the remaining development period.

Also on December 3, 2015, we entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru as the single tenant. We currently expect to deliver the building during the third quarter of 2018. At September 30, 2017, $12.4 million of the project costs, totaling $44.3 million, had been funded. This project is currently consolidated in our financial statements, whereas the Subaru Headquarters Development is a third party development and is not consolidated in our financial statements. See Item 1., “Business – Other Development Activities,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further information on this development.

As of September 30, 2017, we remain in the planning phase of our master developer agreement with Drexel University for the Schuylkill Yards Project. For further information relating to this development see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2016 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" below in this Item 2 for contractual commitments relating to our ongoing development projects.

Land Holdings

As of September 30, 2017, we owned approximately 214 acres of undeveloped land and held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy rates and rental rates. As of September 30, 2017, the total potential development that these land parcels could support amounted to 15.7 million square feet of development, inclusive of the options to purchase approximately 60 additional acres of undeveloped land.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the nine-month periods ended September 30, 2017 and 2016, we capitalized $0.4 million and $1.5 million, respectively.

On a periodic basis, management also assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Our estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in our impairment analyses may not be realized.

RECENT PROPERTY TRANSACTIONS

Acquisition

On July 28, 2017, we acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for $32.7 million. The acquisition was the Section 1031 exchange receiver for the sale of Concord Airport Plaza. See property disposition table below.

The purchase of 3000 Market Street is an asset acquisition under ASU 2017-01, which we early adopted as of January 1, 2017. As such, we capitalized $0.7 million of acquisition-related costs and allocated the purchase price, consisting of the contractual sales price of $32.0 million and the acquisition related costs, to the tangible and intangible assets. We utilized a number of sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangibles assets acquired. The purchase price has been allocated as follows (in thousands):

July 18, 2017
Building, land and improvements	$31,728
Intangible assets acquired (a)	2,838
Below market lease liabilities assumed (b)	(1,818)
$32,748
(a)	Weighted average amortization period of 5.9 years.
(b)	Weighted average amortization period of 6.0 years.

3000 Market Street contributed approximately $0.3 million of revenue and a nominal amount of net income, included in our consolidated income statements, for the period from July 28, 2017 through September 30, 2017.

Dispositions

We sold the following twelve office properties, one retail property and one mixed-use property during the nine-month period ended September 30, 2017 (dollars in thousands).

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	$9,700	$8,650	$(325)	(b)	91.6%
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,200	7,714	1,413		100.0%
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)	93.3%
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)	100.0%
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)	49.7%
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)	100.0%
Total Dispositions				14	1,207,009	$100,400	$85,681	$7,888

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

(b)	During the first quarter of 2017, we recognized a $1.0 million impairment related to these properties. The loss on sale represents closing costs.
(c)	During the fourth quarter of 2016, we recognized a $7.3 million impairment related to these properties. The loss on sale represents closing costs.
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

(f)

During the fourth quarter of 2016, we recognized an $11.5 million impairment related to these properties. This sale is designated as a like-kind exchange under Section 1031 of the IRC and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in our consolidated balance sheet. During the third quarter of 2017, we acquired 3000 Market Street in Philadelphia, Pennsylvania using the full balance of the Section 1031 proceeds. See “Acquisition” section above.

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

We sold the following land parcels during the nine-month period ended September 30, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
September 13, 2017	50 E. Swedesford Square	Malvern, PA	1	12.0	$7,200	$7,098	$882
July 18, 2017	Bishop's Gate	Mount Laurel, NJ	1	49.5	6,000	5,640	71	(a)
April 28, 2017	Garza Ranch - Multi-family	Austin, TX	1	8.4	11,800	11,560	-	(b)
February 15, 2017	Gateway Land - Site C	Richmond, VA	1	4.8	1,100	1,043	-	(c)
January 30, 2017	Garza Ranch - Hotel	Austin, TX	1	1.7	3,500	3,277	-	(b)
Total Dispositions			5	76.4	$29,600	$28,618	$953
(a)

During the fourth quarter of 2016, we recognized an impairment of $3.0 million. During the second quarter of 2017, we recognized an additional impairment of $0.3 million, representing closing costs. See “Land Impairment” section below.

(b)

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

(c)	During the fourth quarter of 2016, we recognized a nominal impairment related to this land parcel.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2017 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2017
	630 Allendale Road - Office (a)	Newtown Square - Office (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$19,482	$27,809	$47,291
Accumulated depreciation	(6,985)	(9,206)	(16,191)
Operating real estate investments, net	12,497	18,603	31,100
Construction-in-progress	-	25	25
Total assets held for sale, net	$12,497	$18,628	$31,125

LIABILITIES HELD FOR SALE
Other liabilities	$35	$234	$269
Total liabilities held for sale	$35	$234	$269
(a)	Office property containing 150,000 rentable square feet located in the Pennsylvania Suburbs segment.
(b)	Five office properties containing 252,802 rentable square feet located in the Pennsylvania Suburbs segment.

Land Impairment

As of September 30, 2017, we evaluated the recoverability of the carrying value of our land parcels that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended September 30, 2017.

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

Held for Use Impairment

As of September 30, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended September 30, 2017.

As of March 31, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment under the undiscounted cash flow model. Based on our evaluation, it was determined that due to the reduction in our intended hold period of four properties located in the Other segment, we would not recover the carrying values of these properties. Accordingly, we recorded impairment charges on these properties of $1.0 million at March 31, 2017, reflected in the results for the nine-month period ended

September 30, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. We measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market.

During the three-month period ended September 30, 2016, there was no provision for impairment recognized. During the nine-month period ended September 30, 2016, we recognized a provision for impairment of $13.1 million. For further information relating to these impairments, see Note 3, “Real Estate Investments,” in the notes to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The sales of properties, land and the land parcel held for sale do not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Brandywine AI Venture – 7101 Wisconsin Property Sale

On December 20, 2011, we formed a real estate venture, Brandywine - AI Venture LLC, (the "BDN-AI Venture"), with Current Creek Investments, LLC ("Current Creek"), a wholly-owned subsidiary of Allstate Insurance Company. We and Current Creek each own a 50% interest in the BDN-AI Venture. The BDN-AI Venture owned six office properties, which we contributed three properties to the BDN-AI Venture upon its formation and three properties that were acquired by the BDN-AI Venture subsequent to its formation. The contributed office properties contain an aggregate of 587,317 net rentable square feet and consist of 3130 and 3141 Fairview Park Drive, both located in Falls Church, Virginia, and 7101 Wisconsin Avenue located in Bethesda, Maryland. On July 10, 2012, the BDN-AI Venture acquired three office properties containing an aggregate 510,202 net rentable square feet and consist of 1010 Wayne Avenue, 1100 Wayne Avenue and 8484 Georgia Avenue located in Silver Spring, Maryland.

On September 14, 2017, the BDN-AI Venture sold 7101 Wisconsin Avenue containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by a $37.4 million of first mortgage financing, which was repaid in full resulting in a debt prepayment penalty of $0.8 million. Subsequent to the sales transaction, first mortgage payoff and closing costs, BDN-AI Venture received cash proceeds of $63.6 million. We were allocated 50% for our interest and received net cash proceeds of $31.8 million and recognized a $13.8 million gain on the real estate venture’s transaction. Subsequent to the sale transaction, the BDN-AI Venture owned 5 properties consisting of 874,479 rentable square feet and our equity method investment balance in the BDN-AI Venture was $49.1 million.

Brandywine AI Venture – Other Than Temporary Impairment

Each quarter, we estimate the fair value of our ownership interest in the Real Estate Ventures, considering the estimated fair value of the real estate assets owned by the Real Estate Ventures and the related indebtedness, as well as the working capital assets and liabilities of the Real Estate Ventures and the terms of the related Real Estate Venture agreements. Our estimates of fair value of the real estate assets incorporate a number of assumptions that are subject to economic and market uncertainties including demand for space, competition for tenants, current market rental rates, changes in market rental rates, operating costs, capitalization rates, holding periods and discount rates. For these assumptions, we considered our experience and historical performance in the various markets and data provided by market research organizations. In assessing whether the impairment is other than temporary, we consider several factors. The longevity and severity of the impairment are considered as well as the expected time for recovery of value to occur, if ever.

As of September 30, 2017, we evaluated the recoverability of our investment basis in BDN-AI Venture utilizing a discounted cash flow model. Based on our evaluation of the fair value of the five remaining properties within BDN-AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, it was determined that a continuing situation of weak demand for space and intense competition for tenants was leading to our share of fair value of the remaining properties to be less than our investment basis in the unconsolidated real estate venture. This continuing and sustained impairment in value, as suggested by the discounted cash flows and the other assessment considerations described above, caused us to conclude that the decline in value was other than temporary for our investment in the BDN-AI Venture. During the nine-month period ended September 30, 2017, our investment basis was $49.1 million, before a $4.8 million impairment charge. Subsequent to the impairment charge, our net basis was $44.3 million.

Determining the current fair value of our investment is based on a number of factors that are difficult to predict. The market may decline further and future impairment charges may be needed. We measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years, a residual capitalization rate of 7.5% and discount rates ranging from 7.8% to 8.5%.

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

Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2016. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the nine-month period ended September 30, 2017, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and nine-month periods ended September 30, 2017 and 2016. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

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

Comparison of the Three-Month Periods Ended September 30, 2017 and September 30, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 83 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2017 and 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 and disposed of prior to September 30, 2017 or classified as held for sale as of September 30, 2017. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2017 and 2016.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended September 30, 2017 to the three months ended September 30, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$88,334	$84,636	$3,698	$2,732	$1,734	$1,919	$458	$1,103	$7,747	$94,088	$94,575	$(487)
Straight-line rents	1,900	5,427	(3,527)	6,066	3,173	-	(11)	(9)	(133)	7,957	8,456	(499)
Above/below market rent amortization	451	1,518	(1,067)	60	(13)	-	-	1	1	512	1,506	(994)
Total rents	90,685	91,581	(896)	8,858	4,894	1,919	447	1,095	7,615	102,557	104,537	(1,980)
Tenant reimbursements	16,031	15,517	514	1,106	332	5	48	97	1,427	17,239	17,324	(85)
Termination fees	200	133	67	-	466	-	-	-	12	200	611	(411)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	6,918	6,248	6,918	6,248	670
Other	633	376	257	7	6	602	-	282	592	1,524	974	550
Total revenue	107,549	107,607	(58)	9,971	5,698	2,526	495	8,392	15,894	128,438	129,694	(1,256)
Property operating expenses	31,351	30,968	(383)	2,321	1,882	2,681	799	494	3,601	36,847	37,250	403
Real estate taxes	10,025	9,920	(105)	266	177	193	86	751	1,383	11,235	11,566	331
Third party management expenses	-	-	-	-	-	-	-	2,619	2,501	2,619	2,501	(118)
Net operating income	66,173	66,719	(546)	7,384	3,639	(348)	(390)	4,528	8,409	77,737	78,377	(640)
Depreciation and amortization	35,669	41,261	5,592	3,735	2,624	1,446	215	1,579	2,856	42,429	46,956	4,527
General & administrative expenses	-	-	-	-	-	-	-	5,813	5,515	5,813	5,515	(298)
Operating income (loss)	$30,504	$25,458	$5,046	$3,649	$1,015	$(1,794)	$(605)	$(2,864)	$38	$29,495	$25,906	$3,589
Number of properties	83	83		4		4				91
Square feet	14,331	14,331		1,252		391				15,974
Core Occupancy % (d)	92.7%	94.5%		83.7%
Other Income (Expense):
Interest income										79	291	(212)
Interest expense										(19,732)	(20,814)	1,082
Interest expense — Deferred financing costs										(577)	(645)	68
Interest expense —Financing obligation										-	(156)	156
Equity in loss of real estate ventures										(5,723)	(7,254)	1,531
Net loss on disposition of real estate										-	(104)	104
Net gain on sale of undepreciated real estate										953	188	765
Net gain on real estate venture transactions										13,758	10,472	3,286
Income tax benefit										793	-	793
Net income										$19,046	$7,884	$11,162
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.11	$0.03	$0.08

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and one acquisition.
(b)	Results include: one development, three redevelopment properties and the residential and restaurant components of the FMC Tower (not included in the property count).
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $0.5 million during the third quarter of 2017 compared to the third quarter of 2016, primarily attributable to:

•	$5.8 million decrease due to the disposition of 21 properties from the third quarter of 2016 through the third quarter of 2017 (the “Q3 2016 and 2017 Dispositions”);
•	$0.8 million decrease from Other/(Eliminations), primarily from the six office properties held for sale; offset by,
•	$3.7 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent across our portfolio in 2017 compared to 2016;
•

$1.5 million increase from Development/Redevelopment Properties for the third quarter of 2017 compared to the third  quarter of 2016 primarily related to the residential component of the FMC Tower being placed into service; and

•

$1.0 million increase from Recently Completed/Acquired Properties, primarily attributable to the expiration of free rent periods for the office component of the FMC Tower, which was placed into service during the second quarter of 2016.

Straight-line rents from the Total Portfolio decreased by $0.5 million primarily due to a decrease of $3.5 million from the Same Store Property Portfolio due to free rent converting to cash rent in the Philadelphia CBD segment, offset by a $2.9 million increase from Recently Completed/Acquired Properties, primarily related to the office component of the FMC Tower being placed into service during the second half of 2016.

Above/below market rent amortization decreased by $1.0 million from the third quarter of 2017 to the third quarter of 2016, primarily attributable to a decrease in the Same Store Property Portfolio from the Austin, Texas segment.

Third party management fees, labor reimbursement and leasing increased by $0.7 million for the third quarter of 2017 compared to the third quarter of 2016, primarily due to construction management fees earned on the Subaru Headquarters Development in Camden, New Jersey.

Other income increased $0.6 million, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Depreciation and Amortization

Depreciation and amortization expense decreased by $4.5 million for the third quarter of 2017 compared to the third quarter of 2016, of which $5.6 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment and a $2.3 million decrease relating to the Q3 2016 and 2017 Dispositions. These decreases were offset by a $1.1 million increase in depreciation expense from Recently Completed/Acquired Properties, primarily relating to the office component of FMC Tower being placed into service during the second half of 2016 and a $1.2 million increase from Development/Redevelopment Properties, primarily relating to the residential component of the FMC Tower being placed into service and a $1.1 million increase related to fixed asset additions across the portfolio.

Interest Expense

Interest expense decreased $1.1 million from the third quarter of 2017 to the third quarter of 2016 primarily due to the following:

•	$4.2 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•	$0.3 million decrease related to the refinance of Two Logan Square mortgage debt in 2016.

The decrease of $4.5 million in interest expense described above was offset by the following:

•	$2.2 million decrease in capitalized interest as we began to place portions of FMC Tower into service during the second quarter of 2016; and
•	$1.2 million increase related to interest expense incurred on our Credit Facility, as we did not have an outstanding balance during the period ended September 30, 2016.

Equity in Loss of Real Estate Ventures

The decrease in the loss from Real Estate Ventures of $1.5 million for the third quarter of 2017 compared to the third quarter of 2016 is primarily due to the following:

•

$0.7 million increase in operating income from the 1919 Market Street Venture related to an increase in average occupancy from 44.3% during the third quarter of 2016 to 96.8% during the third quarter of 2017;

•

$0.5 million increase in operating income recognized from the DRA (G&I) Austin venture (the “DRA Austin Venture”) related to an increase in market rental rates and average occupancy from 90.2% during the third quarter of 2016 to 91.6% during the third quarter of 2017; and

•	$0.3 million increase in operating income from the remaining Real Estate Ventures during the third quarter of 2017 compared to the third quarter of 2016.

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.0 million recognized during the third quarter of 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively.

During the third quarter of 2016, we recognized a gain of $0.2 million from the sale of two acres of undeveloped land in Mt. Laurel, New Jersey.

Net Gain from Real Estate Venture Transactions

The gain of $13.8 million recognized during the third quarter of 2017 resulted from the disposition of an office property at 7101 Wisconsin Avenue, located in Bethesda, Maryland, held by the BDN – AI Venture.

During the third quarter of 2016, the $10.5 million gain primarily consists of $7.0 million in proceeds related to the sale of our residual profits interest in the Invesco Venture and $3.2 million from the sale of our 25% interest in the PJP V real estate venture.

Income Tax Benefit

The income tax benefit of $0.8 million recognized during the third quarter of 2017 was generated from operating losses incurred by the retail and flexible stay components at FMC Tower, located in Philadelphia, Pennsylvania. There was no income tax benefit recorded during the third quarter of 2016.

Comparison of the Nine-Month Periods Ended September 30, 2017 and September 30, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 83 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2017 and 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 and disposed of prior to September 30, 2017 or classified as held for sale as of September 30, 2017. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2017 and 2016.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine months ended September 30, 2017 to the nine months ended September 30, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$265,967	$250,966	$15,001	$6,245	$5,223	$4,385	$1,755	$6,432	$32,753	$283,029	$290,697	$(7,668)
Straight-line rents	6,903	17,504	(10,601)	15,510	4,988	(84)	23	(192)	21	22,137	22,536	(399)
Above/below market rent amortization	2,244	5,197	(2,953)	35	(338)	-	232	1	-	2,280	5,091	(2,811)
Total rents	275,114	273,667	1,447	21,790	9,873	4,301	2,010	6,241	32,774	307,446	318,324	(10,878)
Tenant reimbursements	49,263	46,105	3,158	2,704	675	72	358	1,773	6,177	53,812	53,315	497
Termination fees	1,536	324	1,212	466	1,087	-	-	11	48	2,013	1,459	554
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	20,483	17,691	20,483	17,691	2,792
Other	1,641	1,307	334	48	19	609	-	1,097	1,262	3,395	2,588	807
Total revenue	327,554	321,403	6,151	25,008	11,654	4,982	2,368	29,605	57,952	387,149	393,377	(6,228)
Property operating expenses	93,835	92,828	(1,007)	7,346	3,882	5,210	1,409	4,556	16,089	110,947	114,208	3,261
Real estate taxes	29,916	29,379	(537)	621	530	617	235	2,908	4,789	34,062	34,933	871
Third party management expenses	-	-	-	-	-	-	-	7,391	7,172	7,391	7,172	(219)
Net operating income	203,803	199,196	4,607	17,041	7,242	(845)	724	14,750	29,902	234,749	237,064	(2,315)
Depreciation and amortization	112,707	125,462	12,755	12,089	6,103	3,985	1,674	3,803	9,497	132,584	142,736	10,152
General & administrative expenses	-	-	-	-	-	-	-	21,797	20,711	21,797	20,711	(1,086)
Provision for impairment (d)	-	-	-	-	-	-	-	3,057	13,069	3,057	13,069	10,012
Operating income (loss)	$91,096	$73,734	$17,362	$4,952	$1,139	$(4,830)	$(950)	$(13,907)	$(13,375)	$77,311	$60,548	$16,763
Number of properties	83	83		4		4				91
Square feet	14,331	14,331		1,252		391				15,974
Core Occupancy % (e)	92.7%	94.5%		83.7%
Other Income (Expense):
Interest income										635	970	(335)
Interest expense										(61,473)	(64,334)	2,861
Interest expense — Deferred financing costs										(1,807)	(2,063)	256
Interest expense —Financing obligation										-	(679)	679
Equity in loss of real estate ventures										(5,387)	(9,323)	3,936
Net gain on sale of disposition of real estate										8,411	114,625	(106,214)
Net gain on sale of undepreciated real estate										953	188	765
Net gain on real estate venture transactions										28,340	19,529	8,811
Loss on early extinguishment of debt										-	(66,590)	66,590
Income tax benefit										1,032	-	1,032
Net income										$48,015	$52,871	$(4,856)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.24	$0.27	$(0.03)

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and one acquisition.
(b)	Results include: one development, three redevelopment properties and the residential and restaurant components of the FMC Tower (not included in the property count).
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

Total Revenue

Cash rents from the Total Portfolio decreased by $7.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily attributable to:

•

$23.4 million decrease due to the disposition of 82 properties from the nine months ended September 30, 2016 through the nine months ended September 30, 2017 (the “YTD 2016 and 2017 Dispositions”); and

•	$3.0 million decrease from Other/(Elimination) Properties, primarily due to the six properties held for sale during the nine months ended September 30, 2017; offset by,
•

$15.0 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent across the portfolio in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

•

$2.6 million increase from Development/Redevelopment Properties, primarily due to the residential component of the FMC Tower being placed into service during the nine months ended September 30, 2017; and

•

$1.0 million increase from Recently Completed/Acquired Properties, primarily attributable to the expiration of free rent periods for the office component of the FMC Tower, which was placed into service during the second quarter of 2016.

Above/below market rent amortization decreased by $2.8 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2016, primarily attributable to a decrease in the Same Store Property Portfolio from the Austin, Texas segment.

Tenant reimbursements from the Total Portfolio increased by $0.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily attributable to an increase of $3.2 million from the Same Store Portfolio and $2.0 million from Recently Completed/Acquired Properties. These increases were offset by a $4.5 million decrease due to the YTD 2016 and 2017 Dispositions and a $0.3 decrease from Development/Redevelopment Properties. Expense recoveries at the Same Store Portfolio increased modestly with a reimbursement percentage of 39.8% during the nine months ended September 30, 2017 compared to 37.7% during the nine months ended September 30, 2016.

Termination fees increased $0.5 million due to the timing of tenant terminations. The termination fees for the nine months ended September 30, 2017 primarily related to the termination of one tenant in the Same Store Portfolio from our Philadelphia CBD region.

Third party management fees, labor reimbursement and leasing increased by $2.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to an increase of lease commission income earned from the DRA Austin Venture and construction management fees earned from the Subaru Headquarters Development in Camden, New Jersey.

Other income increased $0.8 million, which was primarily related to restaurant income generated by Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $3.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, of which $11.7 million relates to the YTD 2016 and 2017 Dispositions. This decrease was partially offset by increases of $3.8 million from Development/Redevelopment Properties, $3.5 million from Recently Completed/Acquired Properties and $1.1 million from Same Store Properties, primarily relating to repairs and maintenance in the Austin, Texas Segment.

Real Estate Taxes

Real estate taxes decreased $0.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, of which $2.3 million relates to the YTD 2016 and 2017 Dispositions. This decrease was partially offset by increases of $0.5 million in the Same Store Property Portfolio due to assessments, $0.4 million from Development/Redevelopment Properties and $0.4 million from a 34.6 acre land parcel acquired in Austin, Texas on July 1, 2016.

Depreciation and Amortization

Depreciation and amortization expense decreased by $10.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, of which $12.8 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment and a $6.6 million decrease relating to the YTD 2016 and 2017 Dispositions. These decreases were offset by a $6.0 million increase from Recently Completed/Acquired Properties, primarily relating to the office component of FMC Tower being placed into service during the second half of 2016, $2.3 million increase in depreciation expense from Development/Redevelopment Properties, primarily relating to the residential component of the FMC Tower being placed into service and a $0.9 million increase related to fixed asset additions across the portfolio.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to a $2.2 million increase in professional fees and a $0.3 million increase in marketing costs primarily related to the new Company logo. These increases were offset by a $1.5 million decrease in payroll and related benefits due to a lower employee headcount.

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

Interest Expense

Interest expense decreased $2.9 million from the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the following:

•	$7.1 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017;
•	$2.2 million decrease related to the repayment of the 2016 Unsecured Notes on April 1, 2016;
•	$1.0 million decrease related to the refinance of Two Logan Square mortgage debt in 2016;
•	$0.5 million decrease related to the repayment of the IRS Philadelphia Campus and Cira South Garage mortgage debt during 2016; and
•	$0.6 million decrease in interest expense incurred for 3141 Fairview Park Drive, as we deconsolidated this property on August 31, 2016.

The decrease of $11.4 million in interest expense described above was offset by the following:

•	$7.0 million decrease in capitalized interest due to placing a portion of the FMC Tower into service during the second quarter of 2016; and
•	$1.5 million related to interest on our Credit Facility as the average outstanding balance was higher in 2017 as compared to 2016.

Interest Expense – Financing Obligation

Interest expense from financing obligations decreased $0.6 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2016 due to the deconsolidation of 3141 Fairview Park Drive. For further information, see Item 1., “Business – 2016 Transactions” in our annual report on Form 10-K for 2016.

Equity in Loss of Real Estate Ventures

The decrease in the loss from Real Estate Ventures of $3.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to the following:

•

$2.6 million increase in operating income recognized from the DRA Austin Venture because of termination fee income recognized during the nine-month period ended September 30, 2017, with no comparable termination fees in the nine-month period ended September 30, 2016;

•

$1.1 million increase in operating income recognized from the BDN– AI Venture related to an increase in occupancy at 7101 Wisconsin Avenue from 70.9% during the nine-month period ended September 30, 2016 to 96.7% during the nine-month period ended September 30, 2017; and

•

$0.7 million increase in operating income from the 1919 Market Street Venture related to an increase in average occupancy from 18.5% to 87.7% for the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016.

The increases of $4.4 million were partially offset by the following:

•	$0.3 million decrease in operating income from Invesco, L.P., as we sold our residual profits interest in the real estate venture subsequent to September 30, 2016; and
•	$0.2 million decrease in operating income from the 1000 Chesterbrook Venture, which was sold during the nine-month period ended September 30, 2016.

Net Gain on Disposition of Real Estate

The gain on disposition of real estate of $8.4 million recognized in the nine months ended September 30, 2017 resulted from a gain of $0.5 million on the sale of two office properties located in Concord, California, a gain of $6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania, an additional $0.5 million gain recognized on Cira Square, which was disposed of in the first quarter of 2016, a gain of $1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey. These gains were partially offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey and a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center.

The $115.5 million net gain on disposition of real estate recognized for the nine-month period ended September 30, 2016 resulted from the sale in February 2016 of an office property known as Cira Square, located in Philadelphia, Pennsylvania, consisting of 862,692 square feet. The sale of the MAP Venture properties in February 2016 did not have a material impact on the gain on sale because of an impairment charge of $45.4 million recorded during the fourth quarter of 2015. During the first quarter of 2016, we recognized an impairment loss totaling approximately $7.4 million on the properties known as Metro Plaza I & II located in Herndon, Virginia. The loss on disposition of $0.8 million represents additional closing costs that were recognized at settlement during the second quarter of 2016. Additionally, we recorded a loss of $0.1 million resulting from the disposition 50 East Clementon Road, located in Gibbsboro, New Jersey, during the nine months ended September 30, 2016.

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.0 million recognized during the nine-month period ended September 30, 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively.

During the nine-month period ended September 30, 2016, we recognized a gain of $0.2 million from the sale of two acres of undeveloped land in Mt. Laurel, New Jersey.

Net Gain from Real Estate Venture Transactions

The $28.3 million gain recognized during the nine-month period ended September 30, 2017 resulted from the $13.8 gain on the disposition of an office property at 7101 Wisconsin Avenue, located in Bethesda, Maryland, held by the BDN – AI Venture and a $14.6 million gain on the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

During the nine-month period ended September 30, 2016, a $5.9 million gain was recognized from the sale of our entire 50% interest in the Coppell Associates real estate venture, a $3.2 million gain was recognized from the disposition of the office property held by the 1000 Chesterbrook real estate venture, a $7.0 million gain was recognized from the sale of our residual profits interest in the Invesco Venture and a $3.2 million gain was recognized from the sale of our 25% interest in the PJP V real estate venture.

Loss on Early Extinguishment of Debt

On January 14, 2016, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million mortgage and our $35.5 million mortgage that encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million. We subsequently repaid in full the advances under our unsecured revolving credit facility with the proceeds from the dispositions of real estate that occurred during the first quarter of 2016. There were no comparable extinguishments of debt incurred during nine months ended September 30, 2017.

Income Tax Benefit

The income tax benefit of $1.0 million recognized during the nine-month period ended September 30, 2017 was generated from operating losses incurred by the retail and flexible stay components at FMC Tower, located in Philadelphia, Pennsylvania. There was no income tax benefit recorded during the nine-month period ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses,
•	fund capital expenditures, including capital and tenant improvements and leasing costs,
•	fund repayment of certain debt instruments when they mature,
•	fund current development and redevelopment costs,
•	fund commitments to unconsolidated real estate ventures,
•	fund distributions to shareholders to maintain REIT status, and
•	fund common share repurchases.

As of September 30, 2017, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances, our revolving line of credit and cash flows generated by operations, financing activities, including access to equity financing, including through “at-the-market” equity program and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout the remainder of 2017 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings.  In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of September 30, 2017, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2017, amounted to $321.4 million and $1,581.6 million, respectively. However, the Parent Company has no material assets other than the investment in the Operating Partnership.

We maintain a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase shares of its preferred and common stock with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. We expect to fund the share repurchases with a combination of available cash balances and availability under our Credit Facility. As of September 30, 2017, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the nine months ended September 30, 2017 or the nine months ended September 30, 2016.

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

As of September 30, 2017, we had $178.0 million of borrowings and $13.5 million in letters of credit outstanding, leaving $408.5 million of unused availability under our Credit Facility, as well as $25.3 million of cash on hand. As such, we believe we have sufficient capital to fund our operations and development projects. We believe that our strong liquidity, which includes availability under the Credit Facility, along with proceeds from debt financings and asset sales, provides sufficient ability to fund our remaining capital requirements on existing development and redevelopment projects and allows us to pursue additional attractive investment opportunities. We also have the ability to access capital under our 16,000,000 common shares within our at-the-market equity offering program (“ATM Program”). The ATM Program expires March 20, 2020. We have not issued any common shares under the ATM Program through the date of this Form 10-Q.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2017 and December 31, 2016, we maintained cash and cash equivalents of $25.3 million and $193.9 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
Activity	2017	2016
Operating	$127,783	$129,661
Investing	17,545	538,066
Financing	(313,960)	(505,362)
Net cash flows	$(168,632)	$162,365

Our principal source of cash flows is from the operation of our properties. Our properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. We do not restate our cash flows for discontinued operations.

The net decrease of $1.9 million in cash from operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due to the timing of cash receipts and cash expenditures in the normal course of operations.

The net decrease of $520.5 million in cash provided by investing activities during the nine months ended September 30, 2017 to the nine months ended September 30, 2016 primarily relates to the 2016 property portfolio repositioning efforts. Quantitatively, the decrease resulted from the following:

•

$644.1 million decrease in net proceeds from the disposition of 14 properties and five land parcels during the nine months ended September 30, 2017 compared to the sale of 62 office properties and two land parcels during the nine months ended September 30, 2016;

•

$14.3 million increase in acquisitions from the purchase of 3000 Market Street in Philadelphia, Pennsylvania and a $2.0 million deferred payment on the acquisition of 2100 Market Street in Philadelphia, Pennsylvania during the nine months ended September 30, 2017 compared to the purchase of the Garza Ranch during the nine months ended September 30, 2016; and

•	$6.9 million decrease in escrow cash due to timing of payments.

The decrease in cash provided by investing activities was primarily offset by the following transactions:

•

$76.3 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, primarily related to less tenant improvement expenditures from the reduced number of properties from the portfolio repositioning and reduced development expenditures from the FMC Tower in Philadelphia, Pennsylvania as the project nears completion;

•

$38.5 million increase in proceeds from real estate venture sales as a result of the proceeds of $59.0 million from the sale of our interest in the Parc at Plymouth Meeting from TB-BDN Plymouth Apartments, L.P. and the sale of 7101 Wisconsin Avenue from the BDN – AI Venture during the nine months ended September 30, 2017 compared to $20.6 million in proceeds from the sale of three unconsolidated real estate ventures during the nine months ended September 30, 2016;

•

$21.9 million decrease of investments in unconsolidated Real Estate Ventures primarily due to contributions for the nine months ended September 30, 2017 of $4.0 million to the DRA Austin Venture and $1.2 million to the JBG real estate ventures compared to contributions of $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50%, $10.3 million to BDN – AI Venture to fund the repayment of mortgage debt, $3.8 million in contributions to the JBG real estate ventures and $0.3 million to the Seven Tower Bridge Venture during the nine months ended September 30, 2016;

•	$3.4 million increase from the origination of a mortgage note receivable in the prior period;
•	$2.3 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures;
•	$1.4 million increase in deposits due to timing;

•	$0.9 million increase in receipts related to advances made for the purchase of tenant assets, net of repayments; and
•	$0.3 million decrease in leasing costs paid.

The net decrease of $191.4 million in cash used in financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects our efforts during 2016 to decrease overall leverage by using cash flows from property sales in connection with the repositioning of the portfolio to repay debt. Quantitatively, the decrease resulted from the following:

•

$265.4 million net decrease from the repayments of mortgage notes payable during the nine-month period ended September 30, 2017 compared to the nine-month period ended September 30, 2016, primarily due to the early repayment of $212.4 million of mortgage notes payable and the related $53.4 million of prepayment penalties for Cira Square and Cira South Garage and the repayment of an $86.6 million mortgage note payable for Two Logan Square using the proceeds from a $86.9 million first mortgage financing on that property during the nine months ended September 30, 2016;

•	$178.0 million net decrease from credit facility proceeds/repayments as we had an outstanding balance on our Credit Facility at September 30, 2017 and no outstanding balance at September 30, 2016;
•	$0.5 million decrease in debt financing costs paid; and
•	$0.2 million decrease in shares used for employee taxes upon vesting of share awards.

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

•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during the nine months ended September 30, 2017;
•	$2.5 million increase in distributions paid to shareholders due to the 6.7% increase of our dividend from $0.15 per share to $0.16 per share during second quarter of 2016; and
•	$0.1 million decrease in proceeds from the exercise of stock options.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,724,967	$2,028,648
Variable rate - unhedged	178,000	-
Total	$1,902,967	$2,028,648
Percent of Total Debt:
Fixed rate	90.6%	100.0%
Variable rate - unhedged	9.4%	-
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.3%	4.5%
Variable rate - unhedged	2.4%	-
Total	4.1%	4.5%
Weighted-average maturity in years:
Fixed rate	6.1	5.9
Variable rate - unhedged	1.6	-
Total	5.7	5.9
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2017 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2017 (three months remaining)	$1,250	$-	$1,250	3.90%
2018	6,601	325,000	331,601	5.11%
2019	7,360	178,000	185,360	2.49%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.63%
2023	1,621	455,116	456,737	4.04%
2024	-	250,000	250,000	4.23%
Thereafter	-	328,610	328,610	4.38%
Totals	$35,720	$1,867,247	$1,902,967	4.10%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2017.

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

Equity

On September 12, 2017, the Parent Company declared a distribution of $0.16 per common share, totaling $28.4 million, which it paid on October 18, 2017 to its shareholders of record as of October 4, 2017. On September 12, 2017, the Operating Partnership declared a distribution of $0.16 per common partnership unit, totaling $28.4 million, which was paid on October 18, 2017 to unitholders of record as of October 4, 2017. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2017:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$321,357	$6,055	$94,645	$12,315	$208,342
Credit Facility	178,000	-	178,000	-	-
Unsecured term loan (a)	250,000	-	-	-	250,000
Unsecured debt (a)	1,153,610	325,000	-	-	828,610
Ground leases (b)	62,674	1,211	2,422	2,422	56,619
Development contracts (c)	79,460	79,460	-	-	-
Interest expense (d)	397,548	63,930	108,637	85,711	139,270
Other liabilities (e)	27,723	349	7,486	8,158	11,730
	$2,470,372	$476,005	$391,190	$108,606	$1,494,571

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
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

(d)	Variable rate debt future interest expense commitments are calculated using September 30, 2017 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania.

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

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of September 30, 2017, we sold two parcels containing 8.4 acres and 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.2 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs are not included in the above table within the ‘Development contracts’ caption.

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

As of September 30, 2017, we were obligated to pay a maximum of $38.6 million for tenant improvements not yet completed and expect to incur $13.9 million for capital improvements to operating properties, which are not included in the above table. We expect that most of the obligations will be paid within one year.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three- and nine-month periods ended September 30, 2017 and 2016:

	Three-month periods ended		Nine-month periods ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$18,961	$6,074	$42,532	$47,421
Add (deduct):
Amount allocated to unvested restricted unitholders	73	79	245	263
Net gain on real estate venture transactions	(13,758)	(10,472)	(28,340)	(19,529)
Net (gain) loss on disposition of real estate	-	104	(8,411)	(114,625)
Provision for impairment (a)	-	-	2,730	13,069
Other than temporary impairment of equity method investment	4,844	-	4,844	-
Company's share of impairment of an unconsolidated real estate venture	-	5,238	-	5,238
Depreciation and amortization:
Real property — continuing operations	34,742	34,071	104,340	100,923
Leasing costs including acquired intangibles — continuing operations	7,464	12,783	27,713	41,528
Company’s share of unconsolidated real estate ventures	9,816	10,631	30,505	30,185
Partners’ share of consolidated real estate ventures	(54)	(58)	(177)	(176)
Funds from operations	$62,088	$58,450	$175,981	$104,297
Funds from operations allocable to unvested restricted shareholders	(162)	(166)	(511)	(281)
Funds from operations available to common share and unit holders (FFO)	$61,926	$58,284	$175,470	$104,016
Weighted-average shares/units outstanding — fully diluted (b)	178,314,821	177,844,414	178,079,131	177,524,135

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Weighted-average shares/units outstanding comprise our common shares and partnership units that are outstanding as of the three and nine months ended September 30, 2017 and 2016, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2017, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $321.4 million and unsecured notes with an outstanding principal balance of $1,075.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to a fixed rate, and $178.0 million of LIBOR based variable rate debt outstanding under our Credit Facility.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $12.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $12.9 million.

As of September 30, 2017, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,087.3 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $10.8 million at September 30, 2017.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt (including variable swapped to fixed) was approximately $506.6 million at September 30, 2017. The total fair value of our debt was approximately $486.7 million at September 30, 2017. At September 30, 2017, the weighted-average interest rates of our variable swapped to fixed borrowings were approximately 3.56%. At September 30, 2017, the effective interest rate of our Credit Facility was 2.43%. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $21.6 million at September 30, 2017. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $23.5 million.

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
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended September 30, 2017. As of September 30, 2017, $32.7 million remained available for repurchases under our share repurchase program.

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 24, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 24, 2017	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2017	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2017	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)