Form 10-K
period 2017-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2018-02-23
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Brandywine Realty Trust:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐

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

As of June 30, 2017, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $3,040,624,004 based upon the last reported sale price of $17.53 per share on the New York Stock Exchange on June 30, 2017. An aggregate of 178,442,517 Common Shares of Beneficial Interest was outstanding as of February 16, 2018.

As of June 30, 2017 the aggregate market value of the 1,479,799 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $25,940,876 based upon the last reported sale price of $17.53 per share on the New York Stock Exchange on June 30, 2017 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference

Portions of the proxy statement for the 2018 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2017, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same in their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.

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

The equity and noncontrolling interests in the Parent Company and the Operating Partnership’s equity are the main areas of difference between the consolidated financial statements of the Parent Company and the Operating Partnership. The common units of limited partnership interest in the Operating Partnership are accounted for as partners’ equity in the Operating Partnership’s financial statements while the common units of limited partnership interests held by parties other than the Parent Company are presented as noncontrolling interests in the Parent Company’s financial statements. The differences between the Parent Company and the Operating Partnership’s equity relate to the differences in the equity issued at the Parent Company and Operating Partnership levels.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:

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

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);
•	our failure to lease unoccupied space in accordance with our projections;
•	our failure to re-lease occupied space upon expiration of leases;
•	tenant defaults and the bankruptcy of major tenants;
•	increases in interest rates;
•	failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements;
•	failure of acquisitions, developments and other investments, including projects undertaken through joint ventures, to perform as expected;
•	unanticipated costs associated with the purchase, integration and operation of our acquisitions;
•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;
•

unanticipated costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;

•	impairment charges;
•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;
•	actual or threatened terrorist attacks;
•	cybersecurity attacks;
•	the impact on workplace and tenant space demands driven by technology, employee culture and commuting patterns;
•	demand for tenant services beyond those traditionally provided by landlords;
•	liability and clean-up costs incurred under environmental or other laws;
•

risks associated with our investments in real estate ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our venture partners’ financial condition;

•	inability of real estate venture partners to fund venture obligations or perform under our real estate venture development agreements;
•	failure to manage our growth effectively into new product types within our portfolio and real estate venture arrangements;

•	failure of dispositions to close in a timely manner;
•	the impact of earthquakes and other natural disasters;
•	the impact of climate change and compliance costs relating to laws and regulations governing climate change;
•	risks associated with federal, state and local tax audits;
•	complex regulations relating to our status as a real estate investment trust, or REIT, and the adverse consequences of our failure to qualify as a REIT; and
•	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings.

Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I

Item 1.	Business

Introduction

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. As of December 31, 2017, we owned 93 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 81 office properties, five mixed-use properties, one retail property (87 properties, collectively the “Core Properties”), two development properties and four redevelopment properties (collectively, the “Properties”). In addition, as of December 31, 2017, we owned interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain an aggregate of approximately 6.7 million net rentable square feet of office space; three of which own, in aggregate, 4.4 acres of land held for development; one that owns 1.3 acres in active development; and two that own residential towers that contain 345 and 321 apartment units, respectively. Subsequent to December 31, 2017, we completed transactions that reduced our interest in Real Estate Ventures and, as of the date of this Form 10-K, we own interests in ten Real Estate Ventures. See Note 20, “Subsequent Events,” to our Consolidated Financial Statements for further information.

In addition to our Core Properties, as of December 31, 2017, we owned land held for development, comprised of 212 acres of undeveloped land, of which 13.1 acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land. As of December 31, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 14.8 million square feet, of which 0.1 million square feet relates to 13.1 acres held for sale.

The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware and Austin, Texas. In addition to managing properties that we own, as of December 31, 2017, we were managing approximately 8.8 million net rentable square feet of office and industrial properties for third parties and our Real Estate Ventures.  Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.  We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2017 revenue.

Organization

The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2017, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.  Our executive offices are located at 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; Radnor, Pennsylvania; McLean, Virginia; Washington, D.C.; Camden, New Jersey; Richmond, Virginia; and Austin, Texas. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

2017 Transactions

Real Estate Acquisitions

On October 13, 2017, we acquired, through a 99-year ground lease, the leasehold interest in an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as One Drexel Plaza, for a gross purchase price of $35.0 million and capitalized $2.8 million of acquisition related costs. The acquisition represents an investment in our Schuylkill Yards Project. See “Developments – Other Development Activities” section below for additional information.

On July 28, 2017, we acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for a gross purchase price of $32.0 million and capitalized $0.7 million of acquisition related costs. The acquisition was the Section 1031 exchange receiver for the sale of Concord Airport Plaza. See “Real Estate Dispositions” section below.

3025 Market Street and 3000 Market Street are located within the Schuylkill Yards Project site in the University City sub-market of Philadelphia, Pennsylvania. See “Developments – Other Development Activities” section below for additional information.

Real Estate Dispositions

We sold the following properties during the twelve-month period ended December 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
November 22, 2017	11, 14, 15, 17 and 18 Campus Boulevard (Newtown Square)	Newtown Square, PA	Office	5	252,802	$42,000	$40,459	$19,642		78.9%
October 31, 2017	630 Allendale Road	King of Prussia, PA	Office	1	150,000	17,500	16,580	3,605		12.4%
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	9,700	8,650	(325)	(b)	91.6%
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,200	7,714	1,413		100.0%
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)	93.3%
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)	100.0%
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)	49.7%
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)	100.0%
Total Dispositions				20	1,609,811	$159,900	$142,720	$31,135

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the first quarter of 2017, we recognized a $1.0 million impairment related to these properties. The loss on sale represents additional closing costs.
(c)	During the fourth quarter of 2016, we recognized a $7.3 million impairment related to these properties. The loss on sale represents additional closing costs.
(d)

On March 15, 2017, we sold our sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash. The $9.4 million balance of the purchase is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASC 360-20, “Real Estate Sales,” we determined that it is appropriate to account for the sales transaction under the cost recovery method. We received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. Prior to its sale, the Marine Piers had been classified as mixed-use within our property count.

(e)

During the fourth quarter of 2016, we recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale and an additional impairment of $1.7 million was recognized.

(f)

During the fourth quarter of 2016, we recognized an $11.5 million impairment related to these properties. This sale was designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in our consolidated balance sheets. During the third quarter of 2017, we acquired 3000 Market Street in Philadelphia, Pennsylvania using the full balance of the Section 1031 proceeds. See “Real Estate Acquisitions” section above.

In addition to the amounts in the table above, we recorded a $0.5 million gain during the first quarter of 2017 from the receipt of additional proceeds from the disposition of Cira Square in 2016. For further information relating to this sale, see Note 3, “Real Estate Investments.”

We sold the following land parcels during the twelve-month period ended December 31, 2017 (dollars in thousands):

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

(a)

During the fourth quarter of 2016, we recognized an impairment of $3.0 million. During the second quarter of 2017, we recorded a held for sale impairment charge of $0.3 million, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value less costs to sell of $5.6 million.

(b)

We have continuing involvement in this property through a completion guaranty, which requires us, as the developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. We recorded the cash received at settlement as “Deferred income, gains and rent” on our consolidated balance sheets and we will recognize the sale upon completion of the infrastructure improvements. See Note 19, “Commitments and Contingencies” of our consolidated financial statements for further discussion of the infrastructure improvements.

(c)	During the fourth quarter of 2016, we recognized a nominal impairment related to this land parcel.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairments

As of December 31, 2017, we evaluated the recoverability of the carrying value of our properties that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended December 31, 2017.

As of March 31, 2017, based on our held for use impairment analysis, we determined that we would not recover the carrying value of four office properties located in the Other segment. Because we determined that the carrying value of these properties exceeded their fair value, a $1.0 million impairment charge was recorded.

Held for Sale

On December 14, 2017, we executed an agreement to sell a 13.1-acre parcel of land located in our Other segment. We classified the land parcel as held for sale as of December 31, 2017. Accordingly, as of December 31, 2017, $0.4 million was reclassified from ‘Land held for development’ to ‘Assets held for sale, net’ on the consolidated balance sheets.  There were no other reclassifications related to this parcel of land. As of December 31, 2017, the carrying value of the land was less than the fair value less the anticipated costs of sale and, as such, we expect to record a nominal gain on sale. The fair value measurement is based on the pricing in the purchase and sale agreement.

The sale of the land referenced above does not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of this property remains classified within continuing operations for all periods presented. See Note 20, "Subsequent Events," to the Consolidated Financial Statements for further information regarding this disposition.

Unsecured Debt Activity

On November 17, 2017, we completed an underwritten offering of our $450.0 million 3.95% Guaranteed Notes due 2027 (the “2027 Notes”) and reopened the 3.95% Guaranteed Notes due 2023 (the “2023 Notes”) for an additional $100.0 million. The 2027 Notes were priced at 99.25% of their face amount with a yield to maturity of 4.04%, representing a spread at the time of pricing of 1.70% over the ten-year treasury rate. The 2023 Notes were priced at 102.497% of their face amount with a yield to maturity of 3.40%, representing a spread at the time of pricing of 1.40% over the five-year treasury rate. We received $546.6 million after the deduction for underwriting discounts and offering expenses.

On November 17, 2017, we used a portion of the net proceeds from the offering of the 2027 Notes and 2023 Notes to repurchase $115.1 million aggregate principal amount of the 4.95% Guaranteed Notes due 2018 (the “2018 Notes”), through a tender offer, which consisted of a $113.4 million principal repayment of the 2018 Notes, $1.2 million of prepayment penalties and $0.5 million of accrued interest. We recognized a $1.4 million loss on early extinguishment of debt related to the total repurchase.

On December 18, 2017, we redeemed in full the $211.6 million aggregate principle amount of 2018 Notes that remained outstanding following completion of the tender offer, at a cash redemption price of $215.7 million (inclusive of prepayment penalties of $2.3 million and accrued interest of $1.8 million). We recognized a $2.5 million loss on early extinguishment of debt related to the total repurchase.

Other Financing Activity

On January 10, 2017, we entered into a continuous offering program (the “Offering Program”), under which we may sell up to an aggregate of 16,000,000 common shares until January 10, 2020 in at the market offerings. In connection with the commencement of the Offering Program, $0.2 million of upfront costs were recorded to Additional Paid-in Capital. This program is a replacement of a previous continuous offering program that expired on November 3, 2016.

On April 11, 2017, we redeemed all of our outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

During the fourth quarter of 2017, we issued 2,858,991 common shares under the Offering Program at a weighted average price per share of $18.19, receiving cash proceeds, net of issuance costs, of $51.2 million. Accordingly, as of December 31, 2017, 13,141,009 common shares remained available for future sale under the Offering Program.

Austin Venture

On October 18, 2017, DRA (G&I) Austin (the “Austin Venture”), a real estate venture in which we hold a 50% interest, sold eight office properties in Austin, Texas containing 1,164,496 square feet for a gross sales price of $333.3 million. Prior to the sale, seven of the properties were encumbered by $151.0 million of mortgage debt. Our share of cash proceeds, after payment of the Austin Venture’s share of debt, closing costs and prorations, was $86.4 million. Our share of the Austin Venture’s gain on sale is $40.1 million. Additionally, we recognized a deferred gain on sale of $12.1 million, which reflects the fact that when we contributed certain assets to the Austin Venture on October 16, 2013, the contributed properties (in accordance with the relevant guidance for sales of real estate) qualified as a partial sale. As a result, the deferred gain on sale was carried on our balance sheet within our equity method investment balance. We met the criteria to recognize the unamortized portion of the deferred gain upon completion of the Austin Venture sale of the applicable properties to a third party. The summary of the transaction is as follows (in thousands);

October 18, 2017
Gross sales price	$333,250
Debt principal	(150,968)
Debt prepayment penalties	(2,120)
Closing costs and net prorations	(7,420)
Cash to Austin Venture	$172,742
Our ownership interest	50%
Cash to us	$86,371

Cash to Austin Venture	$172,742
Austin Venture basis of sold properties	(92,559)
Austin Venture gain on sale	$80,183
Our ownership interest	50%
Our share of gain	$40,092

Our share of gain	$40,092
Deferred gain from partial sale	12,072
Gain on real estate venture transactions	$52,164

As of December 31, 2017, the Austin Venture held 11 office properties in Austin, Texas containing 1,570,123 square feet and our remaining equity method investment balance in the Austin Venture was $14.0 million.

Brandywine - AI Venture: 7101 Wisconsin Avenue

On September 14, 2017, Brandywine - AI Venture LLC (the “BDN-AI Venture”), a real estate venture in which we hold a 50% interest, sold 7101 Wisconsin Avenue, a property containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by a $37.4 million first mortgage financing, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.8 million. Net of the first mortgage payoff and closing costs, BDN-AI Venture received cash proceeds of $63.6 million. We received net cash proceeds of $31.8 million and recognized a $13.8 million gain on the sale transaction. Subsequent to the sale transaction, the BDN-AI Venture continued to own five properties containing an aggregate of 874,479 rentable square feet.

Brandywine - AI Venture: Other Than Temporary Impairment

As of September 30, 2017, we evaluated the recoverability of our investment basis in BDN-AI Venture utilizing a discounted cash flow model. Based on our evaluation of the fair value of our investment in the five properties that remained owned by the BDN-AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, we determined that persistent weak demand for office space and intense competition for tenants had reduced our share of the fair value of the remaining properties to be less than our investment basis in BDN-AI Venture. As a result, we concluded that the decline in value was other than temporary and recorded a $4.8 million impairment charge.

Determining the current fair value of our investment is based on a number of factors that are difficult to predict. The market may decline further, and future impairment charges may be needed.

The Parc at Plymouth Meeting Venture

On January 31, 2017, we sold our 50% interest in TB-BDN Plymouth Apartments, L.P., a real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which we were allocated 50% for our interest.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of our 50% interest. As a result, we are no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of our share of the debt and closing costs, were $27.2 million.  The carrying amount of our investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of our interest in the real estate venture.

Developments/Redevelopments

As of December 31, 2017, we owned 212 acres of undeveloped land, of which 13.1 acres were classified as held for sale, and options to purchase approximately 60 additional acres of undeveloped land.

As of December 31, 2017, we had six projects under development/redevelopment comprised of four office projects and a mixed-use project, which aggregate approximately 0.7 million rentable square feet, and a public park related to the Schuylkill Yards Project. We estimate the total investment to complete these projects, in the aggregate, is approximately $230.3 million.  As of December 31, 2017, we had invested approximately $70.7 million. For a detailed list of the properties under development/redevelopment see Item 2., “Properties.”

In January 2017, we placed into service the residential component, representing the final component to be placed into service at 2929 Walnut Street in Philadelphia, Pennsylvania, also known as the FMC Tower at Cira Centre South (the “FMC Tower”). FMC Tower is a mixed-use property containing approximately 626,000 net rentable square feet of Class A office, 268 residential units, comprised of 103 flexible stay suites, 60 furnished extended stay suites and 105 luxury apartment residences, and a 3,800 square foot restaurant. The office component was substantially completed during the second quarter of 2016 and, as of December 31, 2017, is 94.1% occupied. The restaurant, which is owned by us, was opened during the second quarter of 2017.

In June 2017, we completed and placed in service 933 First Avenue in King of Prussia, Pennsylvania, a Class A office project with 111,000 net rentable square feet, which was preleased to a single tenant. As of December 31, 2017, the property remained 100.0% leased.

In December 2017, we partially placed into service the redevelopment at 11501 Burnet Road – Building 6 (also known as “Broadmoor 6”), a Class A office project with 144,000 net rentable square feet located in Austin, Texas. As of December 31, 2017, this property was 57.7% occupied.

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, expects to develop a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of December 31, 2017, $6.7 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired. As of December 31, 2017, we utilized a valuation analysis to support our conclusion that 4040 Wilson is not other than temporarily impaired.

Other Development Activities

Schuylkill Yards Project

On May 9, 2016, we entered into a master development agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”), that provides for our rights and obligations, as master developer, of a multi-phase, multi-component development on approximately 10.0 acres of land owned by Drexel and adjacent to Drexel’s main campus in the University City section of Philadelphia, Pennsylvania (the “Development Site”). Adjacent to the Development Site are an additional four acres controlled by Brandywine and Drexel which, when combined with the Development Site, comprise the 14-acre Schuylkill Yards Project master planned area. We refer to the overall development, including the Development Site, as the “Schuylkill Yards Project.”

The Development Site is contemplated to be developed in six phases over an approximately 20-year period, excluding extension options, and is anticipated to consist of an aggregate of approximately 5.1 million of floor area ratio, or FAR, of office, residential, advanced manufacturing, research facilities and academic facilities, as well as accessory green spaces.

Prior to commencement of construction of the initial facility, we will oversee master planning, including obtaining required government and third party approvals and completing confirmatory real estate due diligence.  Thereafter, upon commencement, we or a qualifying designee will enter into a 99-year ground lease with Drexel for the portion of the Development Site where the initial facility will be constructed.  We will enter into similar ground leases with Drexel in connection with our construction of additional facilities under subsequent phases at the Development Site.

On October 13, 2017, we acquired through a prepaid 99-year ground lease with Drexel, the leasehold improvements of an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as One Drexel Plaza. We plan to renovate/redevelop One Drexel Plaza as part of the Development Site and are in the process of determining the scope and timing of the improvements. In connection with the acquisition, we are required to spend a minimum of $8.0 million in improvements to the property. As of December 31, 2017, we had not funded any costs qualifying under our $8.0 million commitment. The Company estimates that it will incur $37.3 million in excess of the funding requirement in the ground lease.

Also on October 13, 2017, we entered into a prepaid 99-year ground lease with Drexel covering 3001 Market Street, a 1.3-acre parcel of land known as Drexel Square located in Philadelphia, Pennsylvania. During the fourth quarter of 2017, we broke ground on the construction of a public park on this site, marking the commencement of construction of the Development Site under our Development Agreement. We currently anticipate this project, referred to as the Drexel Square project, to cost approximately $12.9 million, of which $1.7 million had been funded through December 31, 2017. Under the terms of the Development Agreement with Drexel, we have until July 2019 to complete development of Drexel Square. If we are unable to complete such development within this timeframe, we may be subject to damages under the Development Agreement

On July 28, 2017, we acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania. We plan to develop 3000 Market Street as part of the Schuylkill Yards Project and are in the process of determining the scope of improvements. Commencement of development is subject to the achievement of certain construction milestones at the Development Site, in accordance with the Development Agreement.

We contemplate that the initial phase of new construction at the Development Site will include a mixed-use facility containing approximately 700,000 square feet. As of the date of this Form 10-K, we have not finalized the scope of the development or entered into construction contracts for this mixed-use facility.

Actual timing and scope of subsequent phases of development will depend on timing and scope of previous phases, third party approvals, preleasing and other design and development-related determinations.  Overall, approximately 52% of the FAR is designated office, including lab and academic space, and the balance would consist of residential, retail, hospitality and parking.

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

Subaru Headquarters Development

On December 3, 2015, we entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides us the ability to earn an additional profit if total project costs are less than the not-to-exceed (“NTE”) amount.  As of December 31, 2017, we have recognized $2.0 million of residual profit income related to the Subaru Headquarters Development. For the year ended December 31, 2017, we earned $1.5 million of residual profit income. The NTE amount, as of December 31, 2017, at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us. If construction costs exceed the NTE amount, we are obligated to pay the excess and the residual profit recognized will be reversed.  As of December 31, 2017, the development was substantially completed and $67.1 million of the project costs had been funded.

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

•	increase the economic diversification of our tenant base while maximizing economies of scale; and
•	selectively dispose of properties that do not support our long-term business objectives and growth strategies.

We also consider the following to be important objectives:

•	to develop and opportunistically acquire high-quality office properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;
•

to monetize or deploy our land inventory for development of high-quality office properties, or rezone from office/industrial to residential, retail and hotel to align with market and demand shifts as appropriate;

•

to control development sites, including sites under option to acquire, that could support approximately 13.5 million square feet of new office, retail and residential development within our core markets;

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

Our broader strategy remains focused on continuing to grow earnings, enhance liquidity and strengthen our balance sheet through capital retention, debt reduction, targeted sales activity and management of our existing and prospective liabilities.

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

Investments in Real Estate or Interests in Real Estate

Our investment objectives are to provide quarterly cash dividends to our shareholders and to achieve long-term capital appreciation through increases in the value of operating assets.

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

Dispositions

Our disposition of properties is based upon management’s periodic review of our portfolio and the determination by management or our Board of Trustees that a disposition would be in our best interest. We intend to use selective dispositions to reduce our ownership in non-core markets and fund our capital and refinancing needs.

Financing Policies

A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. Our mortgages, credit facilities and unsecured debt securities contain restrictions on our ability to incur indebtedness. Our charter documents do not limit the indebtedness that we may incur. Our financing strategy is to maintain a strong and flexible financial position by limiting our debt to a prudent level and minimizing our variable interest rate exposure. We intend to finance future growth and future maturing debt with the most advantageous source of capital that is available to us. These sources may include the sale of wholly owned properties or interests in real estate ventures, selling additional common or preferred equity and debt securities through public offerings or private placements, utilizing availability under our credit facilities or incurring additional indebtedness through secured or unsecured borrowings. To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. This distribution requirement limits our ability to fund future capital needs, including for acquisitions and developments, from income from operations. Therefore, we expect to continue to rely on third party sources of capital to fund future capital needs.

Guarantees

As of December 31, 2017, our unconsolidated real estate ventures had aggregate indebtedness to third parties of $768.9 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to us.  As of December 31, 2017, the loans for which there is recourse to us consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira (guarantee cancelled upon the disposition of our interest in evo at Cira subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information); (ii) a $0.4 million payment guarantee on a loan provided to PJP VII; and (iii) up to a $41.3 million payment guaranty on a loan provided to 4040 Wilson.

In connection with the agreements of sale related to the Garza Ranch (See “Real Estate Acquisitions” section above), we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.5 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon the sale of the land parcels is deferred until the improvements are completed.

Also, we have provided a cost overrun guarantee on the Subaru Headquarters Development (See “Other Development Services” section above) for amounts in excess of the NTE amount. The NTE amount, as of December 31, 2017, at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us. We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for. As of December 31, 2017, the development was substantially completed and $67.1 million of the project costs had been funded.

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

Management Activities

We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2017, the Management Companies were managing properties containing an aggregate of approximately 25.2 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to properties owned by us and approximately 8.8 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments

During the year ended December 31, 2017, we were managing our portfolio within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. On February 2, 2017, we sold our last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 17, “Segment Information,” to our Consolidated Financial Statements for information on selected assets and results of operations of our reportable segments for the three years ended December 31, 2017, 2016 and 2015.

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

Sustainability

As one of the largest, publicly traded real estate companies in the United States, we have earned a reputation for providing exceptional work environments. Since our inception, we have been dedicated to designing, building and maintaining properties that reflect our uncompromising commitment to excellence. That commitment extends to establishing sustainable practices within our office environments to encourage the health and productivity of our occupants, while also reducing current and future risks, lowering operating costs and identifying additional revenue opportunities. These efforts create healthier office environments and cost savings through awareness and, ultimately, consumption reduction. This is not only the responsible thing to do; we also believe it makes good business sense. Energy efficient buildings with sustainable operating practice, including green cleaning supplies, recycling, sustainable chemical and supply chain management, cost less to run and are better for tenants’ health and the environment.

We have been recognized as an industry leader in sustainability. During 2017, we ranked eighth among U.S. office companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. 2017 was the third consecutive year that we have ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition. During 2015, we were selected by the Environmental Protection Agency as an Energy Star Partner of the Year Award winner for sustained excellence for members that have demonstrated superior and sustained energy efficiency practices. In 2016, we were awarded the Green Lease Leader Award by the Institute for Market Transformation as a real estate company who breaks down barriers to high-performance buildings by revolutionizing leases to incorporate energy efficiency and sustainability.

Insurance

We maintain commercial general liability and “all risk” property insurance on our Properties. We intend to obtain similar coverage for properties we acquire in the future. There are types of losses, generally of a catastrophic nature, such as losses from war, terrorism, environmental issues, floods, hurricanes and earthquakes that are subject to limitations in certain areas or which may be uninsurable risks. We exercise our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical to use insurance proceeds to fully replace or restore property after it has been damaged or destroyed.

Employees

As of December 31, 2017, we had 342 full-time employees, including 11 union employees.

Government Regulations

Environmental Regulation

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

Potential environmental liabilities may exceed our environmental insurance coverage limits. We carry what we believe to be sufficient environmental insurance to cover potential liability for unknown soil and groundwater contamination, mold impact, and the presence of asbestos-containing materials at the affected sites identified in our environmental site assessments. Our insurance policies are subject to conditions, qualifications and limitations. Therefore, we cannot provide any assurance that our insurance coverage will be sufficient to cover all liabilities for losses.

Potential environmental liabilities may adversely impact our ability to use or sell assets. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to permit access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Code of Conduct

We maintain a Code of Business Conduct and Ethics applicable to our Board of Trustees and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104. Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.

Corporate Governance Principles and Board Committee Charters

Our Corporate Governance Principles and the charters of the Executive Committee, Audit Committee, Compensation Committee and Corporate Governance Committee of the Board of Trustees of Brandywine Realty Trust and additional information regarding our corporate governance are available on our website, www.brandywinerealty.com. In addition to being accessible through our website, copies of our Corporate Governance Principles and charters of our Board Committees can be obtained, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104.

Item 1A.	Risk Factors

Our business, financial condition, results from operations, ability to make distributions on our equity and to pay debt service on our indebtedness and ability to access capital may be adversely affected by the risk factors set forth below. In addition to the information set forth below and in this Form 10-K, investors should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, results of operations, ability to make distributions on our equity and to pay debt service on our indebtedness and ability to access capital. This section contains forward-looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.

Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our shareholders.

Our business is affected by global, national and local economic conditions. Our portfolio consists primarily of office buildings (as compared to real estate companies with portfolios of multiple asset classes). Our financial performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our security holders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties and our performance generally:

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

•	declines in the financial condition of our tenants which would impact our ability to collect rents from our tenants;
•	competition from other commercial office and mixed-use properties and commercial buildings, and increased supply of such buildings;
•

increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes, labor shortages and heightened security costs may not be offset by increased market rental rates;

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

Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the suburbs of Philadelphia, Pennsylvania, the District of Columbia, Northern Virginia, Southern Maryland and Austin, Texas. Any adverse changes in economic conditions in the future in any of these economies or real estate markets could negatively affect cash available for distribution and debt service. Our financial performance and ability to make distributions to our shareholders and pay debt service will be particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed.

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures with other persons that are known as “mixed-use” developments. In addition to the development of office space, mixed-use projects may also include space for residential, retail, hotel or other commercial purposes. As a result, if a development project consists of a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use, or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  If we decide to not sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Periodically, our tenants experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, and consequently, could have an adverse effect on our financial performance and distributions to shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk.”

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.

Rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under the applicable accounting guidance. In addition, an increase in interest rates could decrease the amounts third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and change our portfolio promptly in response to changes in economic or other conditions.

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

Our properties are subject to increases in operating expenses such as for insurance, real estate taxes, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, our tenant leases allow us to pass through all or a portion of these costs to them. We cannot assure you, however, that tenants will actually bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.

Our investment in property development or redevelopment may be more costly or difficult to complete than we anticipate.

We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

•	the unavailability of favorable financing alternatives in the private and public debt markets;
•	having sufficient capital to pay development costs;
•	having limited experience developing or redeveloping properties in certain of our geographic markets;
•	dependence on the financial, technology and professional services sector as part of our tenant base;
•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;
•	expenditure of funds and devotion of management’s time to projects that we do not complete;
•	the unavailability or scarcity of utilities;
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

Acting as a principal may also mean that we pay a contractor before we have been reimbursed, which exposes us to additional risks of collection in the event of a bankruptcy or insolvency. Similarly, a contractor that may file for bankruptcy or commit fraud before completing a project that we have funded in part or in full. As part of our project management business, we are responsible for managing the various other contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract amount and that the project is completed on time. In the event that one or more of the contractors involved does not, or cannot, perform as a result of bankruptcy or for another reason, we may be responsible for cost overruns, as well as the consequences of late delivery. In the event that we have not accurately estimated our own costs of providing services under guaranteed cost contracts, we may be exposed to such losses on the contract until we are able to terminate them legally.

Our development projects may be dependent on strategic alliances with unaffiliated third parties.

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
•

the acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and

•

we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and manage new properties in a way that allows us to realize anticipated cost savings and synergies.

Acquired properties may subject us to known and unknown liabilities.

Properties that we acquire may be subject to known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties or otherwise. As a result, if a liability were asserted against us based upon ownership of acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:

•	liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;
•	claims by tenants, vendors, municipalities or other persons arising on account of actions or omissions of the former owners or occupants of the properties; and
•	liabilities incurred in the ordinary course of business.

We may incur impairment charges.

We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations could be adversely impacted.

We have agreed not to sell certain of our properties and to maintain indebtedness subject to guarantees.

We acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership. This acquisition structure has the effect, among other factors, of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. We agreed not to sell some of our properties for varying periods of time, in transactions that would trigger taxable income to the former owners, and we may enter into similar arrangements as a part of future property acquisitions. These agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. Such transactions can be difficult to complete and can result in the property acquired in exchange for the disposed of property inheriting the tax attributes (including tax protection covenants) of the sold property. Violation of such tax protection agreements may impose significant costs on us. As a result, we are restricted with respect to decisions related to financing, encumbering, expanding or selling these properties. These restrictions on dispositions could limit our ability to sell an asset or pay down partnership debt during a specified time, or on terms, that would be favorable absent such restrictions.

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

Through the recent development of the FMC Tower and the real estate venture at 1919 Market Street, our contributions from residential real estate have increased. These properties, which are luxury apartments and corporate suites located in Philadelphia, Pennsylvania, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors may offer a more desirable location or have leasing terms more favorable than those we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given the significant competition in the Philadelphia residential real estate market, we expect our competitors seek to capitalize on opportunities to purchase undervalued properties in this market and convert them to productive uses. As the supply of rental properties continues to increase, the competition for tenants may intensify, which could adversely affect our operating results and cash flows.

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

We develop, acquire, and contribute properties in real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2017, we held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $194.6 million. We had three fewer real estate ventures subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to our Consolidated Financial Statements for further information.

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

Because real estate is illiquid, we may be unable to sell properties when in our best interest.

Real estate investments generally, and in particular large office and mixed use properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historical rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability to sell properties that we have held for fewer than two years without potential adverse consequences to us. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

Some potential losses are not covered by insurance.

We currently carry property insurance against all-risks of physical loss or damage (unless otherwise excluded in the policy) including time element and commercial general liability coverage on all of our properties. There are, however, types of losses, such as lease and other contract claims, biological, radiological and nuclear hazards and acts of war that generally are not insured. We cannot assure you that we will be able to renew insurance coverage in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to earthquakes, terrorist acts and mold, flood, or, if offered, these types of insurance may be prohibitively expensive. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our cash flow and ability to make distributions to shareholders. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or cancelled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.

In addition to property and casualty insurance, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for the potential liabilities associated with various liabilities, including workers’ compensation, general contractors, directors and officers and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. While we carry general liability and umbrella policies to mitigate such losses on our general liability risks, our results could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends or if employee health-care claims which we self-insure up to a set limit per employee (and which are insured above such self-insured retention amount) exceed our expectations or historical trends.

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

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. Our properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards and could result in a default under some of our tenant leases. Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions. We cannot assure you that these requirements will not change or that newly imposed conditions will not require significant expenditures in order to be compliant.

Potential liability for environmental contamination could result in substantial costs.

Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs to investigate and remove or remediate hazardous or toxic substances on or in our properties, often regardless of whether we know of or are responsible for the presence of these substances. These costs may be substantial. While we do maintain environmental insurance, we cannot be assured that our insurance coverage will be sufficient to protect us from all of the aforesaid remediation costs. Also, if hazardous or toxic substances are present on a property, or if we fail to adequately remediate such substances, our ability to sell or rent the property or to borrow using that property as collateral may be adversely affected.

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

In the ordinary course of our business, we maintain sensitive data, including our proprietary business information and the information of our tenants and business partners, in our data centers and on our networks. The risk of a security breach or disruption, mainly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased in number, intensity and sophistication. Notwithstanding the security measures undertaken, our information technology may be vulnerable to attacks or breaches resulting in proprietary information being publicly disclosed, lost or stolen. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.

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

•	result in our inability to maintain the building systems relied upon by our client tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims and lawsuits for breach of contract, damages, credits, penalties, or termination of leases or other agreements; and/or
•	damage our reputation among our client tenants and investors generally.

While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. We review and assess the cybersecurity controls of our third party service providers and vendors, as appropriate, and make changes to our business processes to manage these risks. Data breaches and/or the insolvency of such third parties and vendors may result in us incurring costs and may have other negative consequences.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and real estate ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Changes to rules governing corporate taxation, including REITs, were made by legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) and the Protecting Americans From Tax Hikes Act of 2015, signed into law on December 22, 2017 and December 18, 2015, respectively. Congress and the IRS might make further changes to the tax laws and regulations, and the courts might issue new rulings or interpretations of tax law, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. For tax years beginning before January 1, 2018, we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale or series of sales is/are a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions.

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

The Tax Cuts and Jobs Act of 2017 may adversely affect our business.

The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering corporate income tax rates and implementing a partial limitation on the deduction for business interest expense. We estimate, based on currently available information, that the enactment of the TCJA will not significantly impact our current tax position and/or REIT status. The impact of the TCJA may differ from our initial assessment, due to, among other things, changes in interpretations, assumptions made and guidance that may be issued and actions we may take as a result of the TCJA. Further, certain changes in law pursuant to the TCJA could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

•	reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;
•	permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and
•	limiting the deductibility of interest expense, which could increase the distribution requirement of REITs.

Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us.

Shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences.

From time to time we seek to dispose of properties in transactions that are intended to qualify as tax-deferred “like kind exchanges” under Section 1031 of the Internal Revenue Code of 1986, as amended (a “Section 1031 Exchange”).  It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable.  It is also possible that we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 Exchange.  In any such case, our taxable income and earnings and profits would increase.  This could increase the dividend income to our shareholders by reducing any return of capital they received.  In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties.  As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders.  In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders.  Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Further, as a result of changes made by the TCJA, like-kind exchanges are only permitted with respect to real property. The changes generally would apply to exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date. If a material amount of personal property is associated with the real property that we have disposed of in a like-kind exchange, the like-kind exchange provisions will be less beneficial than under prior law.

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

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. Shares construed as “control shares” means that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights or control shares acquired in a control share acquisition are not approved at a shareholder’s meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholder’s meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition that are not exempt under our Bylaws are subject to the Maryland Control Share Acquisition Act. Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be repealed, amended or eliminated by us at any time in the future.

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

•

anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with the tax treatment of dividends and distributions);

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

The interests of our shareholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval. In addition, we have in place a continuous offering program, which allows us to issue shares in at the market offerings. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.

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

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us not to meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Property Acquisitions

On October 13, 2017, we acquired, through a 99-year prepaid ground lease, the leasehold interest in an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as One Drexel Plaza, for a gross purchase price of $35.0 million and capitalized $2.8 million of acquisition-related costs.

On July 28, 2017, we acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for a gross purchase price of $32.0 million and capitalized $0.7 million of acquisition-related costs. The acquisition was the Section 1031 exchange receiver for the sale of Concord Airport Plaza. See “Property Sales” section below.

3025 Market Street and 3000 Market Street are located within the Schuylkill Yards Project site and represents an additional development site in the University City sub-market of Philadelphia, Pennsylvania. See Item 1., “Developments – Other Development Activities” for additional information.

Developments and Redevelopments

We placed into service the following development properties and redevelopment property during the year ended December 31, 2017 (dollars in thousands):

Month Placed In Service	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units		Budgeted Costs		Costs Incurred
Jun-17	Development	933 First Avenue	King of Prussia, PA	1	111,000		$26,800	(a)	$23,900
Jan-17 (b)	Development	2929 Walnut Street (FMC Tower)	Philadelphia, PA	1	626,000 / 268 units	(c)	400,000		400,300
		Total		3	737,000		$426,800		$424,200
(a)	Costs incurred were below budget primarily due to construction cost savings.
(b)

The office component of this project was substantially complete as of June 30, 2016. The residential component (representing the final component of the project) was placed into service during January of 2017.

(c)	Square footage is for office only. The 268-unit residential portion includes 103 flexible stay suites, 60 furnished extended stay suites and 105 luxury apartment residences.

As of December 31, 2017, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$48,200	(a)	$5,900
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	46,900	(b)	13,500
Q1 2018	Q3 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	25,000	(c)	4,900
Q2 2019	Q2 2020	Redevelopment	One Drexel Plaza	Philadelphia, PA	1	283,000	83,100	(d)	39,800
Q4 2017	Q3 2018	Development	Drexel Square Park	Philadelphia, PA	N/A	N/A	12,900	(e)	1,700
TBD	Q1 2019	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	14,200	(f)	4,900
Q3 2016	Q2 2018	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,700	(g)	26,600
		Total			6	831,000	$265,000		$97,300
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

We entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru as the single tenant. Concurrently, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost.

(c)	The multi-tenant building was vacated during the fourth quarter of 2016. Current plans are to renovate and amenitize the building. Total project costs include $4.5 million of existing property basis.
(d)	Total project costs include $37.8 million of building basis, representing the acquisition cost.
(e)	Total estimated costs for Drexel Square are preliminary. We expect that these costs will be recovered through future and existing development projects at Schuylkill Yards.
(f)	The property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.
(g)

Total project costs include $18.5 million of existing property basis. The base building has been partially placed into service. The remaining budgeted costs primarily relate to tenant improvements, as the building is not yet stabilized at 57.7% occupied.

Other Development Services

As discussed above in Item 1., “Business - Developments,” as of December 31, 2017, we were proceeding through the development project at Schuylkill Yards in Philadelphia, Pennsylvania, the Subaru Headquarters Development, in Camden, New Jersey and at our 4040 Wilson Venture, the unconsolidated real estate venture constructing a mixed-use building in Arlington, Virginia.

Property Sales

We sold the following properties during the year ended December 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain (Loss) on Sale (a)		Occupancy % at Date of Sale
November 22, 2017	11, 14, 15, 17 and 18 Campus Boulevard (Newtown Square)	Newtown Square, PA	Office	5	252,802	$42,000	$40,459	$19,642		78.9%
October 31, 2017	630 Allendale Road	King of Prussia, PA	Office	1	150,000	17,500	16,580	3,605		12.4%
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	9,700	8,650	(325)	(b)	91.6%
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,200	7,714	1,413		100.0%
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)	93.3%
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)	100.0%
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)	49.7%
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)	100.0%
Total Dispositions				20	1,609,811	$159,900	$142,720	$31,135

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)	During the first quarter of 2017, we recognized a $1.0 million impairment related to these properties. The loss on sale represents additional closing costs.
(c)	During the fourth quarter of 2016, we recognized a $7.3 million impairment related to these properties. The loss on sale represents additional closing costs.
(d)

On March 15, 2017, we sold our sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash. The $9.4 million balance of the purchase price is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASC 360-20, “Real Estate Sales,” we determined that it is appropriate to account for the sales transaction under the cost recovery method. We received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. Prior to its sale, the Marine Piers had been classified as mixed-use within our property count.

(e)

During the fourth quarter of 2016, we recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale, and an additional impairment of $1.7 million was recognized.

(f)

During the fourth quarter of 2016, we recognized an $11.5 million impairment related to these properties. This sale was designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in our consolidated balance sheets. During the third quarter of 2017, we acquired 3000 Market Street in Philadelphia, Pennsylvania using the full balance of the Section 1031 proceeds. See “Property Acquisitions” section above.

In addition to the amounts in the table above, we recorded a $0.5 million gain during the first quarter of 2017 from the receipt of additional proceeds from the disposition of Cira Square in 2016. For further information relating to this sale, see Note 3, “Real Estate Investments.”

We sold the following land parcels during the year ended December 31, 2017 (dollars in thousands):

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

(a)

During the fourth quarter of 2016, we recognized an impairment of $3.0 million. During the second quarter of 2017, we recorded a held for sale impairment charge of $0.3 million, representing closing costs, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value less costs to sell of $5.6 million. The fair value measurement was based on pricing in the purchase and sale agreement for the parcel.

(b)

We have continuing involvement in this property through a completion guaranty, which requires us as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. We recorded the cash received at settlement as “Deferred income, gains and rent” on our consolidated balance sheet and we will recognize the sale upon completion of the infrastructure improvements. See Note 19, “Commitments and Contingencies” to our Consolidated Financial Statements for further discussion of the infrastructure improvements.

(c)	During the fourth quarter of 2016, we recognized a nominal impairment related to this land parcel.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

On December 14, 2017, we executed an agreement to sell a 13.1-acre parcel of land located in our Other segment. We classified the land parcel as held for sale as of December 31, 2017. Accordingly, as of December 31, 2017, $0.4 million was reclassified from ‘Land held for development’ to ‘Assets held for sale, net’ on the consolidated balance sheets.  There were no other reclassifications related to this parcel of land. As of December 31, 2017, the carrying value of the land was less than the fair value less the anticipated costs of sale and, as such, we expect to record a nominal gain on sale. The fair value measurement is based on the pricing in the purchase and sale agreement.

The sale of the land referenced above does not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of this property remains classified within continuing operations for all periods presented. See Note 20, "Subsequent Events," to the Consolidated Financial Statements for further information regarding this disposition.

Properties

As of December 31, 2017, we owned 93 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 81 office properties, five mixed-use properties, one retail property (87 core properties), two development properties and four redevelopment properties (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin Texas. As of December 31, 2017, the properties, excluding properties under development and redevelopment, were approximately 92.9% occupied by 755 tenants and had an average age of approximately 22.6 years. The office properties are a combination of urban and transit-oriented suburban office buildings containing an average of approximately 187,286 net rentable square feet. The mixed-use properties accommodate a variety of tenant uses, including retail and residential apartment units and a hotel. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits that we believe are adequate.

The following table sets forth information with respect to our core properties at December 31, 2017:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2017 (a)	Total Base Rent for the Twelve Months Ended December 31, 2017 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2017 (c)
PENNSYLVANIA SUBURBS SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
150 Radnor Chester Road		Radnor	PA	1983	340,380	98.8%	$10,988	$36.90
201 King of Prussia Road		Radnor	PA	2001	251,434	100.0%	7,229	35.80
555 Lancaster Avenue		Radnor	PA	1973/2006	241,687	96.4%	6,087	32.05
401 Plymouth Road		Plymouth Meeting	PA	2001	204,186	100.0%	6,048	32.40
One Radnor Corporate Center		Radnor	PA	1998	201,874	88.4%	5,046	31.10
101 West Elm Street		W. Conshohocken	PA	1999	173,827	97.5%	4,634	23.57
Five Radnor Corporate Center		Radnor	PA	1998	164,505	60.6%	4,014	34.37
Four Radnor Corporate Center		Radnor	PA	1995	164,464	91.4%	4,508	34.68
660 West Germantown Pike		Plymouth Meeting	PA	1987/2014	161,521	100.0%	4,823	32.51
640 Freedom Business Center		King Of Prussia	PA	1991	132,000	89.1%	2,555	23.83
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,077	100.0%	3,164	28.87
400 Berwyn Park		Berwyn	PA	1999	124,182	98.0%	3,148	29.53
Metroplex (4000 Chemical Road)		Plymouth Meeting	PA	2007	120,877	100.0%	3,456	32.67
Three Radnor Corporate Center		Radnor	PA	1998	119,087	89.0%	3,444	34.41
Six Tower Bridge (181 Washington Street)		Conshohocken	PA	1999	116,174	87.0%	2,933	29.24
300 Berwyn Park		Berwyn	PA	1989	107,702	99.7%	2,131	23.66
1 West Elm Street		W. Conshohocken	PA	1999	97,737	100.0%	2,734	29.32
Two Radnor Corporate Center		Radnor	PA	1998	97,576	100.0%	2,976	35.33
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	87.4%	1,809	28.68
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	89.3%	1,851	28.96
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	93.7%	1,795	27.24
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	90.4%	2,055	26.44
630 Freedom Business Center		King Of Prussia	PA	1989	86,683	93.2%	1,619	18.42
1200 Swedesford Road		Berwyn	PA	1994	86,622	76.5%	1,605	33.08
620 Freedom Business Center		King Of Prussia	PA	1986	86,570	88.3%	1,716	25.32
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,327	27.36
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	100.0%	1,849	24.54
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	100.0%	1,872	24.49
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,549	18.36
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,824	23.76
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	100.0%	1,579	20.02
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,267	36.98
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	2,463	34.97
610 Freedom Business Center		King Of Prussia	PA	1985	62,991	100.0%	1,300	22.41
1180 Swedesford Road		Berwyn	PA	1987	60,371	78.7%	1,063	26.31
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,437	26.79
100 Berwyn Park		Berwyn	PA	1986	57,730	95.5%	1,200	24.74
650 Park Avenue		King Of Prussia	PA	1968/1999	54,338	56.6%	550	19.63
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,212	30.59
600 Park Avenue		King Of Prussia	PA	1964/2007	39,000	100.0%	234	6.06
200 Radnor Chester Road	(j)	Radnor	PA	2014	17,884	91.3%	854	62.77
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					4,562,243	93.4%	$115,948	$29.79

"RECENTLY COMPLETED/ACQUIRED PROPERTIES"
933 First Avenue		King of Prussia	PA	2017	111,053	100.0%	$2,128	$31.00
SUBTOTAL - "RECENTLY COMPLETED/ACQUIRED PROPERTIES"					111,053	100.0%	$2,128	$31.00

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					4,673,296	93.6%	$118,076	$29.79

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
Three Logan Square (1717 Arch Street)		Philadelphia	PA	1990	1,029,413	100.0%	$27,821	$33.23

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2017 (a)	Total Base Rent for the Twelve Months Ended December 31, 2017 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2017 (c)
Two Commerce Square (2001 Market Street)		Philadelphia	PA	1992	953,276	95.5%	18,108	31.80
One Commerce Square (2005 Market Street)		Philadelphia	PA	1987	942,866	97.6%	16,994	31.82
Cira Centre (2929 Arch Street)		Philadelphia	PA	2005	730,187	97.1%	26,185	38.56
Two Logan Square (100 North 18th Street)	(e)	Philadelphia	PA	1988	708,844	97.8%	18,102	34.49
One Logan Square (130 North 18th Street)		Philadelphia	PA	1989	595,041	98.2%	14,033	34.36
3020 Market Street	(d)	Philadelphia	PA	2008	190,925	97.1%	4,294	27.60
618-634 Market Street	(f), (h)	Philadelphia	PA	1966	15,878	68.1%	246	25.76
Cira Centre South Garage (2930 Chestnut Street)	(f), (i)	Philadelphia	PA	2010	-	0.0%	-	-
The Lift at Juniper Street (101 - 103 Juniper Street)	(f), (g)	Philadelphia	PA	2011	-	0.0%	-	-
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					5,166,430	97.6%	$125,783	$33.56

"RECENTLY COMPLETED/ACQUIRED PROPERTIES"
2929 Walnut Street (FMC Tower at Cira Centre South)	(d), (f), (k)	Philadelphia	PA	2016	625,863	100.0%	$18,487	$35.17
1900 Market Street		Philadelphia	PA	2015	456,922	81.2%	10,838	20.50
3000 Market Street		Philadelphia	PA	1988	58,587	80.8%	515	31.15
SUBTOTAL - "RECENTLY COMPLETED/ACQUIRED PROPERTIES"					1,141,372	91.5%	$29,840	$29.58

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					6,307,802	96.5%	$155,623	$32.89

METROPOLITAN WASHINGTON D.C. SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
1676 International Drive		McLean	VA	1999	299,387	96.1%	$10,614	$39.72
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,942	37.34
2291 Wood Oak Drive		Herndon	VA	1999	230,389	90.3%	7,162	38.68
1900 Gallows Road		Vienna	VA	1989	210,632	93.9%	5,234	29.74
2355 Dulles Corner Boulevard		Herndon	VA	1988	179,176	92.7%	4,223	21.93
2411 Dulles Corner Park		Herndon	VA	1990	179,045	92.3%	4,749	29.24
2121 Cooperative Way		Herndon	VA	2000	162,578	68.6%	3,046	28.76
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	100.0%	4,812	26.29
8260 Greensboro Drive		McLean	VA	1980	158,961	91.4%	3,842	28.44
2251 Corporate Park Drive		Herndon	VA	2000	158,016	100.0%	5,552	37.41
13880 Dulles Corner Lane		Herndon	VA	1997	151,853	96.0%	4,151	30.39
8521 Leesburg Pike		Vienna	VA	1984	150,897	78.9%	3,551	32.13
2273 Research Boulevard		Rockville	MD	1999	147,689	75.0%	3,048	23.46
2275 Research Boulevard		Rockville	MD	1990	147,650	86.7%	3,610	27.33
2277 Research Boulevard		Rockville	MD	1986	138,095	93.2%	3,487	26.86
2201 Cooperative Way		Herndon	VA	1990	128,173	83.8%	3,079	27.48
13825 Sunrise Valley Drive		Herndon	VA	1989	103,967	83.8%	1,978	26.13
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					2,971,086	90.6%	$81,080	$31.29

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					2,971,086	90.6%	$81,080	$31.29

AUSTIN, TX SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
11501 Burnet Road - Building 1		Austin	TX	1991	202,850	100.0%	$3,404	$25.07
11501 Burnet Road - Building 5		Austin	TX	1991	199,108	100.0%	3,212	23.87
11501 Burnet Road - Building 3		Austin	TX	1991	198,306	100.0%	3,285	24.71
11501 Burnet Road - Building 2		Austin	TX	1991	143,896	100.0%	3,845	27.73
11501 Burnet Road - Building 4		Austin	TX	1991	142,386	100.0%	2,387	25.23

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2017 (a)	Total Base Rent for the Twelve Months Ended December 31, 2017 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2017 (c)
11501 Burnet Road - Building 8		Austin	TX	1991	81,115	100.0%	847	15.02
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					967,661	100.0%	$16,980	$24.33

SUBTOTAL - AUSTIN, TX SEGMENT					967,661	100.0%	$16,980	$24.33

OTHER SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
300 Delaware Avenue		Wilmington	DE	1989	298,071	76.8%	$2,662	$15.06
920 North King Street		Wilmington	DE	1989	203,328	96.9%	3,774	27.54
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	718	22.98
20 East Clementon Road		Gibbsboro	NJ	1986	38,260	93.7%	445	18.57
Main Street - Promenade		Voorhees	NJ	1988	31,445	67.7%	266	16.91
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	76.3%	176	17.06
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	95.7%	230	13.00
5 U.S. Avenue	(f)	Gibbsboro	NJ	1987	5,000	100.0%	32	6.76
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	-	-
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					663,621	85.9%	$8,303	$20.22

SUBTOTAL - OTHER SEGMENT					663,621	85.9%	$8,303	$20.22

TOTAL CORE PORTFOLIO					15,583,466	94.3%	$380,062	$30.62

(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2017 at the property by the aggregate net rentable square feet of the property.
(b)

“Total Base Rent” for the twelve months ended December 31, 2017 represents base rents earned during such period, including tenant reimbursements, and excluding parking income, tenant inducements and deferred market rent adjustments, calculated in accordance with accounting principles generally accepted in the U.S., determined on a straight-line basis.

(c)

“Average Annualized Rental Rate” is calculated by taking the sum of the annualized current base rent as of December 31, 2017 plus the annualized current billable operating expense reimbursements excluding tenant electricity divided by the total square feet occupied as of December 31, 2017.

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

(f)	These properties are mixed-use.
(g)	This is a 220-space parking garage facility.
(h)	This is a 330-space parking garage facility that also contains retail space.
(i)	This is a 1,662-space parking garage facility.
(j)	This property is retail.
(k)	Percentage leased and total base rent represents office component only.

The following table shows information regarding rental rates and lease expirations for the Properties, excluding development and redevelopment properties, at December 31, 2017 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2017 (b)	11	11,864	$613,095	$24.95	0.0%	0.0%
2018	127	765,176	24,125,667	31.53	4.7%	4.7%
2019	138	1,177,111	37,399,370	31.77	7.2%	11.9%
2020	126	1,331,754	41,224,776	30.96	8.0%	19.9%
2021	107	1,293,159	40,653,469	31.44	7.8%	27.7%
2022	108	2,178,854	73,058,233	33.53	14.1%	41.8%
2023	67	967,854	33,127,413	34.23	6.4%	48.2%
2024	51	1,469,458	61,051,345	41.55	11.8%	60.0%
2025	31	640,961	23,585,962	36.80	4.5%	64.5%
2026	39	933,081	32,469,397	34.80	6.3%	70.8%
2027	35	753,793	29,147,431	38.67	5.6%	76.4%
2028 and thereafter	46	2,952,299	121,977,202	41.32	23.6%	100.0%
	886	14,475,364	$518,433,360	$35.79	100.0%

(a)

“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)

Relates to existing month-to-month tenancy leases and to expired leases, which converted to month-to-month tenancies until a written notice to vacate is provided by us or until a new lease agreement is agreed upon with the tenant. Final Annualized Base Rent Under Expiring Leases includes $0.3 million for which there is no square footage. Leases for which there is no square footage are excluded from the calculation of Final Annualized Base Rent Per Square Foot Expiring Leases.

The following table sets forth information regarding leases at the Properties, excluding development and redevelopment properties, with the largest 20 tenants based upon Annualized Base Rent as of December 31, 2017:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
IBM, Inc.	1	48	784,477	5.4%	$19,548	4.3%
Comcast Corporation	5	50	429,513	3.0%	13,405	3.0%
Northrup Grumman Corporation	2	68	284,460	2.0%	10,337	2.3%
FMC Corporation	1	174	228,025	1.6%	10,054	2.2%
Pepper Hamilton LLP	2	121	285,906	2.0%	9,666	2.1%
Lincoln National Management Co.	1	75	228,447	1.6%	8,323	1.8%
KPMG LLP	2	82	189,282	1.3%	7,730	1.7%
Dechert LLP	1	37	191,208	1.3%	7,226	1.6%
Macquarie US	1	31	223,355	1.5%	7,025	1.6%
Independence Blue Cross, LLC	1	196	227,974	1.6%	6,697	1.5%
Deltek Systems, Inc.	1	56	157,900	1.1%	6,291	1.4%
General Services Administration — U.S. Govt. (c)	6	49	46,364	0.3%	6,185	1.4%
CSL Behring LLC	5	118	257,140	1.8%	6,185	1.4%
Drinker Biddle & Reath LLP	1	142	157,989	1.1%	5,653	1.3%
Blank Rome LLP	1	49	196,689	1.4%	5,622	1.2%
PricewaterhouseCoopers LLP	1	148	161,450	1.1%	4,984	1.1%
The Trustees of the University of Pennsylvania	2	182	129,154	0.9%	4,911	1.1%
Reliance Standard Life Insurance Company	2	48	147,202	1.0%	4,541	1.0%
VWR Management Services LLC	1	84	149,858	1.0%	4,524	1.0%
Reed Smith LLP	1	147	129,996	0.9%	4,353	1.0%
Consolidated Total/Weighted Average	38	82	4,606,389	31.9%	$153,260	34.0%

(a)	The identified tenant includes affiliates of the tenant in certain circumstances.
(b)

Annualized Base Rent represents the monthly base rent, including tenant reimbursements, for each lease in effect at December 31, 2017 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Annualized rent includes $4.7 million related to parking for which there is no square footage included in Aggregate Leased Square Feet.

Real Estate Ventures

As of December 31, 2017, we held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $194.6 million. We formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of the possible development of office, residential, and/or mixed-use properties. As of December 31, 2017, seven of the real estate ventures owned properties that contain an aggregate of approximately 6.7 million net rentable square feet of office space; three of the real estate ventures owned 4.4 acres of land held for development; one of the real estate ventures owned 1.3 acres of land in active development; and two of the real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively. Subsequent to December 31, 2017, we completed transactions that reduced our interests in Real Estate Ventures and, as of the date of this Form 10-K, we own interests in ten Real Estate Ventures. See Note 20, “Subsequent Events,” to our Consolidated Financial Statements for further information.

We account for our investments in these Real Estate Ventures using the equity method.  For further information regarding Real Estate Ventures, see Note 4, “Investment in Unconsolidated Real Estate Ventures,” of our Consolidated Financial Statements.

Item 3.	Legal Proceedings

We are involved from time to time in legal proceedings, including tenant disputes, disputes with vendors, employee disputes, disputes arising out of agreements to purchase or sell properties or joint ventures and disputes relating to state and local taxes. We generally consider these disputes to be routine to the conduct of our business and management believes that the final outcome of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 16, 2018, there were 598 holders of record of our common shares and 29 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 16, 2018, the last reported sales price of the common shares on the NYSE was $16.52. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

	Share Price High	Share Price Low	Distributions Declared During Quarter
First Quarter 2016	$14.11	$11.29	$0.16
Second Quarter 2016	$16.80	$13.72	$0.16
Third Quarter 2016	$16.87	$15.22	$0.16
Fourth Quarter 2016	$16.51	$14.21	$0.16
First Quarter 2017	$16.89	$15.74	$0.16
Second Quarter 2017	$17.80	$16.16	$0.16
Third Quarter 2017	$17.65	$16.58	$0.16
Fourth Quarter 2017	$18.58	$17.10	$0.18

For each quarter in 2017 and 2016, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.

In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations, (FFO). See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Unsecured Revolving Credit Facility and Unsecured term Loan,” and Note 7, “Debt Obligations,” to our Consolidated Financial Statements for further details.

Our Board of Trustees has adopted a dividend policy designed such that our distributions are consistent with our normalized taxable income for 2017.  On December 7, 2017, our Board of Trustees declared a quarterly dividend distribution of $0.18 per common share that was paid on January 23, 2018.  On December 6, 2016, our Board of Trustees declared a quarterly dividend distribution of $0.16 per common share that was paid on January 25, 2017.

The following table provides information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,238,590	$15.67	2,661,992
Equity compensation plans not approved by security holders	—	—	—
Total	2,238,590	$15.67	2,661,992

(1)

Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options (included in column (a)) awarded prior to the adoption of the 1997 Plan.  Under the 1997 Plan, as amended, the number of common shares remaining available for awards under the 1997 Plan was 2,661,992 as of December 31, 2017.

We maintain a share repurchase program under which the Board of Trustees has authorized us to repurchase common shares of Brandywine Realty Trust with no expiration date. On July 22, 2015, our Board of Trustees authorized share repurchases of up to $100.0 million. During the years ended December 31, 2017 and 2016, there were no shares repurchased under the program.  During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share, totaling $67.3 million.

SHARE PERFORMANCE GRAPH

The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500, (ii) the Russell 2000, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Equity Office Index for the period beginning December 31, 2012 and ending December 31, 2017 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2012.

	Year Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Brandywine Realty Trust	100.00	120.88	142.92	127.45	160.60	183.89
NAREIT All Equity REIT Index	100.00	102.86	131.68	135.40	147.09	159.85
NAREIT Equity Office Index	100.00	105.57	132.87	133.25	150.80	158.71

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. The selected data have been revised to reflect the disposition of all properties from January 1, 2013 through December 31, 2013, which have been reclassified as discontinued operations for all periods presented. Following the adoption of revised accounting guidance on January 1, 2014, which is applied prospectively, no dispositions have qualified as discontinued operations.

Brandywine Realty Trust

(in thousands, except per common share data and number of properties)

Years Ended December 31,	2017	2016	2015	2014	2013
Operating Results
Total revenue	$520,493	$525,463	$602,631	$596,982	$562,210
Income (loss) from continuing operations	121,859	40,501	(30,740)	6,024	38,982
Net income (loss)	121,859	40,501	(30,740)	6,942	43,189
Income (loss) allocated to Common Shares	115,310	32,950	(37,630)	(274)	35,514
Income (loss) from continuing operations per Common Share
Basic	$0.66	$0.19	$(0.21)	$(0.01)	$0.20
Diluted	$0.65	$0.19	$(0.21)	$(0.01)	$0.20
Earnings (loss) per Common Share
Basic	$0.66	$0.19	$(0.21)	$-	$0.23
Diluted	$0.65	$0.19	$(0.21)	$-	$0.23
Cash distributions declared per Common Share	$0.66	$0.63	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,156,687	$3,182,251	$3,225,427	$3,827,826	$3,853,006
Total assets	3,995,448	4,099,213	4,554,511	4,835,210	4,741,615
Total indebtedness	1,930,828	2,013,112	2,384,717	2,427,345	2,571,901
Total liabilities	2,148,848	2,215,776	2,602,420	2,675,884	2,820,180
Noncontrolling interest	17,420	17,093	18,166	18,499	21,215
Brandywine Realty Trust’s equity	1,829,180	1,866,344	1,933,925	2,140,827	1,900,220
Other Data
Cash flows from (a):
Operating activities	$182,017	$173,101	$197,154	$188,999	$183,484
Investing activities	79,801	500,910	(166,452)	(270,785)	104,708
Financing activities	(253,558)	(536,786)	(231,510)	76,081	(26,534)
Funds from operations (FFO) (b)	229,219	166,979	261,793	227,662	210,373
Property Data
Number of properties owned at year end	93	113	179	200	204
Net rentable square feet owned at year end	16,412	17,618	23,015	25,083	24,765

Brandywine Operating Partnership, L.P.

(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2017	2016	2015	2014	2013
Operating Results
Total revenue	$520,493	$525,463	$602,631	$596,982	$562,210
Income (loss) from continuing operations	121,859	40,501	(30,740)	6,024	38,982
Net income (loss)	121,859	40,501	(30,740)	6,942	43,189
Income (loss) from continuing operations per Common Partnership Unit
Basic	$0.66	$0.19	$(0.21)	$(0.01)	$0.20
Diluted	$0.65	$0.19	$(0.21)	$(0.01)	$0.20
Income (loss) per Common Partnership Units
Basic	$0.66	$0.19	$(0.21)	$-	$0.23
Diluted	$0.65	$0.19	$(0.21)	$-	$0.23
Cash distributions declared per Common Partnership Unit	$0.66	$0.63	$0.60	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,156,687	$3,182,251	$3,225,427	$3,827,826	$3,853,006
Total assets	3,995,448	4,099,213	4,554,511	4,835,210	4,741,615
Total indebtedness	1,930,828	2,013,112	2,384,717	2,427,345	2,571,901
Total liabilities	2,148,848	2,215,776	2,602,420	2,675,884	2,820,180
Redeemable limited partnership units	26,918	23,795	22,114	24,571	26,486
Brandywine Operating Partnership’s equity	1,817,467	1,857,492	1,927,945	2,133,745	1,894,003
Noncontrolling interest	2,215	2,150	2,032	1,010	946
Other Data
Cash flows from (a):
Operating activities	$182,017	$173,101	$197,154	$188,999	$183,484
Investing activities	79,801	500,910	(166,452)	(270,785)	104,708
Financing activities	(253,558)	(536,786)	(231,510)	76,081	(26,534)
Funds from operations (FFO) (b)	229,219	166,979	261,793	227,662	210,373
Property Data
Number of properties owned at year end	93	113	179	200	204
Net rentable square feet owned at year end	16,412	17,618	23,015	25,083	24,765

(a)

During the first quarter of 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which required us to reclassify employer tax payments on account of employee tax withholdings on share-based awards from operating activities to financing activities in the consolidated statement of cash flows.  There was no other impact from the adoption of this guidance.

(b)

See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funds From Operations (FFO)," for a discussion and definition of FFO and a reconciliation of net income (loss) attributable to common share and unit holders to FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.

OVERVIEW

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. As of December 31, 2017, we owned 93 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 81 office properties, five mixed-use properties, one retail property (87 core properties, collectively the “Core Properties”),  two development properties and four redevelopment properties (collectively, the “Properties”).  In addition, as of December 31, 2017, we owned interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain approximately 6.7 million net rentable square feet of office space; three of which own, in aggregate, 5.7 acres of land held for development; and two that own residential towers that contain 345 and 321 apartment units, respectively. Subsequent to December 31, 2017, we completed transactions that reduced our interests in Real Estate Ventures and, as of the date of this Form 10-K, we own interests in ten Real Estate Ventures. See Note 20, “Subsequent Events,” to our Consolidated Financial Statements for further information.

In addition to our Core Properties, as of December 31, 2017, we owned land held for development, comprised of 212 acres of undeveloped land, of which 13.1 acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land.  As of December 31, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 14.8 million square feet, of which 0.1 million square feet relates to 13.1 acres held for sale.

The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware and Austin, Texas. In addition to managing properties that we own, as of December 31, 2017, we were managing approximately 8.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2017 revenue.

During the year ended December 31, 2017, we were managing our portfolio within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. On February 2, 2017, we sold our last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

The following highlights our financial results for the year the ended December 31, 2017:

•

Net income available to common shareholders increased by $82.4 million to $115.3 million for the year ended December 31, 2017, as compared to a $32.9 million of income for the corresponding period in 2016.

•

Funds from operations available to common share and unit holders (“FFO”), a non-GAAP financial measure, increased to $229.2 million or $1.29 per diluted share for the year ended December 31, 2017, from $167.0 million or $0.94 per diluted share for the year ended December 31, 2016 (see additional disclosure in the “Funds From Operations (FFO)” section below).

•

Same Store net operating income, a non-GAAP financial measure, increased 1.1% for the year ended December 31, 2017, as compared to the corresponding period in 2016 (see additional disclosure on Same Store net operating income in  “Results of Operations” section below).

•	Core Occupancy decreased from 93.9% at December 31, 2016, to 92.9% at December 31, 2017.
•	Through our $317.3 million of sales efforts, we were able to repay our $300.0 million 2017 Guaranteed Notes and redeemed our entire 4,000,000 Series E Preferred Shares for $100.0 million.
•

We issued $550.0 million of Guaranteed Notes and used the proceeds to repay our $325.0 million 2018 Guaranteed Unsecured Notes, which lowered our average borrowing cost to 4.0%, lengthened our weighted-average maturities to 7.7 years at December 31, 2017 from 5.9 years at December 31, 2016, and lowered our leverage.

•

In January 2017, we placed into service the residential component (representing the final component to be placed into service) at 2929 Walnut Street in Philadelphia, Pennsylvania, also known as the FMC Tower at Cira Centre South (the “FMC Tower”). FMC Tower is a mixed-use property containing approximately 626,000 net rentable square feet of Class A office, 268 residential units, comprised of 103 flexible stay suites, 60 furnished extended stay suites and 105 luxury apartment residences, and a 3,800 square foot restaurant. The office component was substantially completed during the second quarter of 2016 and, as of December 31, 2017, is 100.0% leased. The restaurant, which is owned by us, was opened during the second quarter of 2017.
•

We also increased our quarterly dividend from $0.16 to $0.18 per share for a 12.5% annualized increase. And finally, to further improve our funding capacity, financial flexibility and improve our balance sheet, we utilized our Offering Program and sold $51.2 million of stock at an average price of $18.19 per share. Given the sectors equity market volatility and interest rate headwinds, we opted to issue the shares to ensure continuation of our balance sheet targets and also to ensure forward-funding capacity.

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

Real Estate Asset Valuation

General economic conditions and the resulting impact on market conditions or a downturn in tenants’ businesses may adversely affect the value of our assets. Challenging economic conditions in the U.S., declining demand for leased office, retail, or mixed-use properties and/or a decrease in market rental rates and/or market values of real estate assets in our submarkets could have a negative impact on the value of our Properties. If we were required under GAAP to write down the carrying value of any of our Properties due to impairment, or if as a result of an early lease termination we were required to remove or dispose of material amounts of tenant improvements that are not reusable to another tenant, our financial condition and results of operations could be negatively affected.

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

Equity Method Investment Valuation

Our equity method investments, consisting of our investments in unconsolidated Real Estate Ventures, may be adversely affected by changes in the real estate markets in which they operate.  Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments.  As required under accounting rules, we periodically evaluate and assess our equity method investments for other than temporary impairment. In valuing our equity method investments, fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. However, such quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate or we are unable to lease our development projects, it could result in declines in the fair value of our equity method investments that are other than temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments. Our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.

Development and Redevelopment Programs

Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We are currently proceeding with certain development and redevelopment projects, and we take a cautious and selective approach when determining if a certain development or redevelopment project will benefit our portfolio.

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

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during 2018 and possibly beyond as the current economic climate may negatively impact tenants.

Overall economic conditions, including but not limited to higher unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and our strong balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including a traditional term or secured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2017:

	Year Ended December 31,
	2017	2016
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,583,466	15,430,594
Occupancy percentage (end of period)	92.9%	93.9%
Average occupancy percentage	91.9%	93.6%
Total Portfolio, less properties in development (2):
Retention rate	74.9%	69.5%
New leases and expansions commenced (square feet)	876,729	914,333
Leases renewed (square feet)	1,248,080	824,232
Net absorption (square feet)	43,669	(147,075)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	15.4%	15.3%
Renewal rental rates	4.5%	9.2%
Combined rental rates	6.7%	11.6%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.14	$3.82
Tenant Improvements (per square feet)	$11.04	$10.74
Weighted average lease term (years)	7.3	5.9
Total capital per square foot per lease year	$1.89	$2.44

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 4.7% of our aggregate final annualized base rents as of December 31, 2017 (representing approximately 5.3% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2018. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the year ended December 31, 2017 is

74.9% compared to a retention rate of 69.5% for the year ended December 31, 2016. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2017 compared to $16.1 million or 9.0% of total receivables (including accrued rent receivable) as of December 31, 2016.

If poor economic conditions materialize, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development Risk:

As of December 31, 2017, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$48,200	(a)	$5,900
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	46,900	(b)	13,500
Q1 2018	Q3 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	25,000	(c)	4,900
Q2 2019	Q2 2020	Redevelopment	One Drexel Plaza	Philadelphia, PA	1	283,000	83,100	(d)	39,800
Q4 2017	Q3 2018	Development	Drexel Square Park	Philadelphia, PA	N/A	N/A	12,900	(e)	1,700
TBD	Q1 2019	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	14,200	(f)	4,900
Q3 2016	Q2 2018	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,700	(g)	26,600
		Total			6	831,000	$265,000		$97,300
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

We entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by us for Subaru. Concurrently, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost.

(c)	The multi-tenant building was vacated during the fourth quarter of 2016. Current plans are to renovate and amenitize the building. Total project costs include $4.5 million of existing property basis.
(d)	Total project costs include $37.8 million of building basis, representing the acquisition cost.
(e)	Total estimated costs for Drexel Square are preliminary. Costs will be recovered through future development projects at Schuylkill Yards.
(f)	The property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.
(g)

Total project costs include $18.5 million of existing property basis. The base building has been partially placed into service.  The remaining budgeted costs primarily relate to tenant improvements, as the building is not yet stabilized at 57.7% occupied.

Other Development Services

As discussed above in Item 1., “Business - Developments,” as of December 31, 2017, we were proceeding through the development project at Schuylkill Yards in Philadelphia, Pennsylvania as master developer, the Subaru Headquarters Development, in Camden, New Jersey and at our 4040 Wilson Venture, the unconsolidated real estate venture constructing a mixed-use building in Arlington, Virginia.

Land Holdings

As of December 31, 2017, we owned approximately 212 acres of undeveloped land, 13.1 acres of which were held for sale, and we held options to purchase approximately 60 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates to recover our investment. As of December 31, 2017, the total potential development that these land parcels could support amounted to 14.8 million square feet, of which 0.1 million square feet relates to 13.1 acres held for sale.

Development projects are subject to a variety of risks, including construction delays, construction cost overruns, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.  See Item 1A., “Risk Factors.”

Although we continue to evaluate opportunities to acquire assets, the abundance of capital and demand for assets has resulted in increasing prices. As a result, in the current environment, we are able to develop properties at a cost per square foot that is generally less than the cost at which we can acquire existing properties, thereby generating relatively better returns with lower annual maintenance expenses and capital costs. Accordingly, we believe that successful lease-up and completion of our development pipeline will enhance our long-term return on equity and earnings growth as these developments are placed in-service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the accounting policies included in Note 2, “Summary of Significant Accounting Policies,” reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as revenue less property operating expenses, real estate taxes and third party management expenses.  Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 17, “Segment Information,” to the Consolidated Financial Statements, and of our business as a whole. We believe that NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expenses recorded at the property level, as well as the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unlevered basis. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI also does not reflect general and administrative expenses, interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. Trends in development and construction activities that could materially impact our results from operations are also not included in NOI. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 17, “Segment Information,” to the Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss).

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 83 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2017 and 2016. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2016 and owned through December 31, 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 or disposed prior to December 31, 2017. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment or re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2017 and 2016.

During the year ended December 31, 2017, the Same Store Property Portfolio was reduced by 14 properties, containing 934,961 rentable square feet, due to sales. The office property, containing 62,991 rentable square feet, at 426 West Lancaster Avenue in Devon, Pennsylvania was removed from the Same Store Property Portfolio and placed into redevelopment. Three properties, containing 98,388 rentable square feet, located in Gibbsboro, New Jersey were removed from the Same Store Property Portfolio because they were taken out of service with no plan to relet. Six office properties, containing 967,661 rentable square feet, located in Austin, Texas were moved into the Same Store Property Portfolio, as they were purchased June 22, 2015. In addition, the property at 618 Market Street, a mixed-use parking garage containing 15,878 rentable square feet, in Philadelphia, Pennsylvania was moved into the Same Store Property Portfolio, as it was acquired April 2, 2015.

The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$355,773	$337,993	$17,780	$10,803	$6,752	$7,471	$2,207	$6,762	$38,949	$380,809	$385,901	$(5,092)
Straight-line rents	7,250	20,774	(13,524)	21,158	8,378	392	(34)	(347)	(43)	28,453	29,075	(622)
Above/below market rent amortization	2,694	6,648	(3,954)	123	(351)	254	232	-	-	3,071	6,529	(3,458)
Total rents	365,717	365,415	302	32,084	14,779	8,117	2,405	6,415	38,906	412,333	421,505	(9,172)
Tenant reimbursements	66,124	61,747	4,377	4,154	1,071	642	400	1,700	7,411	72,620	70,629	1,991
Termination fees	1,893	660	1,233	466	1,619	-	-	11	60	2,370	2,339	31
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	28,345	26,674	28,345	26,674	1,671
Other	2,056	1,744	312	57	27	1,448	107	1,264	2,438	4,825	4,316	509
Total revenue	435,790	429,566	6,224	36,761	17,496	10,207	2,912	37,735	75,489	520,493	525,463	(4,970)
Property operating expenses	126,463	124,154	(2,309)	10,394	5,917	8,955	1,855	5,023	21,000	150,835	152,926	2,091
Real estate taxes	39,928	39,061	(867)	899	707	932	343	3,445	6,141	45,204	46,252	1,048
Third party management expenses	-	-	-	-	-	-	-	9,960	10,270	9,960	10,270	310
Net operating income	269,399	266,351	3,048	25,468	10,872	320	714	19,307	38,078	314,494	316,015	(1,521)
Depreciation and amortization	152,135	166,614	14,479	16,505	8,865	6,463	1,922	4,254	12,275	179,357	189,676	10,319
General & administrative expenses	-	-	-	-	-	-	-	28,538	26,596	28,538	26,596	(1,942)
Provision for impairment (d)	-	-	-	-	-	-	-	3,057	40,517	3,057	40,517	37,460
Operating income (loss)	$117,264	$99,737	$17,527	$8,963	$2,007	$(6,143)	$(1,208)	$(16,542)	$(41,310)	$103,542	$59,226	$44,316
Number of properties	83	83		4		6				93
Square feet	14,331	14,331		1,253		829				16,413
Core Occupancy % (e)	93.2%	94.8%		89.3%
Other Income (Expense):
Interest income										1,113	1,236	(123)
Interest expense										(81,886)	(84,708)	2,822
Interest expense — Deferred financing costs										(2,435)	(2,696)	261
Interest expense —Financing obligation										-	(679)	679
Equity in loss of real estate ventures										(8,306)	(11,503)	3,197
Net gain on sale of disposition of real estate										31,657	116,983	(85,326)
Net gain on sale of undepreciated real estate										953	9,232	(8,279)
Net gain on real estate venture transactions										80,526	20,000	60,526
Loss on early extinguishment of debt										(3,933)	(66,590)	62,657
Income tax benefit										628	-	628
Net income										$121,859	$40,501	$81,358
Net income attributable to Common Shareholders of Brandywine Realty Trust - fully diluted										$0.65	$0.19	$0.46

EXPLANATORY NOTES

(a)	Results include: four properties completed/acquired and placed in service.
(b)	Results include: two developments, four redevelopments and the residential and retail components the FMC Tower (not included in the property count).
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, the parking operations of pre-development projects and provisions for impairment. It also includes properties sold, none of which qualify as discontinued operations, and properties classified as held for sale.

(d)

Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations). See Note 3, “Real Estate Investments” to the Consolidated Financial Statements for further information.

(e)	Pertains to properties that are part of our core portfolio (i.e., not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio decreased by $5.1 million from 2016 to 2017, primarily attributable to:

•	$31.5 million decrease from the disposition of 88 properties disposed of between January 1, 2016 and December 31, 2017 (the “2016 and 2017 Dispositions”);
•	$0.6 million decrease from properties taken out of service; and
•	$0.2 million decrease from the parking operations at 2100 Market Street in Philadelphia, Pennsylvania; offset by,
•

$17.8 million increase in the Same Store Property Portfolio due to the positive cash rent growth coupled with free rent converting to cash rent primarily in the Philadelphia CBD segment in 2017 compared to 2016;

•	$4.1 million increase from Recently Completed/Acquired Properties resulting from free rent converting to cash rent from the office component at the FMC Tower in Philadelphia, Pennsylvania; and
•

$5.3 million increase from Development/Redevelopment Properties, primarily related to the residential component of the FMC Tower in Philadelphia, which was placed into service during the first quarter of 2017.

Straight-line rents decreased by $0.6 million from 2016 to 2017, due to a $13.5 million decrease in the Same Store Property Portfolio, primarily attributed to the Philadelphia CBD and Austin, Texas segments, offset by $12.8 million in increases for Recently Completed/Acquired Properties, primarily due to free rent from the office component of the FMC Tower in Philadelphia, Pennsylvania and 1900 Market Street in Philadelphia, Pennsylvania.

Above/below market rent amortization decreased by $3.5 million from 2016 to 2017, primarily attributable to a decrease in the Same Store Property Portfolio from the Austin, Texas segment.

Tenant reimbursements from the Total Portfolio increased $2.0 million from 2016 to 2017, primarily attributable to an increase of $4.4 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period, a $3.1 million increase from Recently Completed/Acquired Properties and $0.2 million from Development/Redevelopment Properties. These increases were partially offset by a decrease of $5.7 million from the 2016 and 2017 Dispositions. Expense recoveries increased to 39.7% during 2017 compared to 37.8% in 2016 at the Same Store Property Portfolio.

Third party management fees, labor reimbursement and leasing income increased $1.7 million from 2016 to 2017, primarily due to an increase of lease commission income earned from the DRA Austin Venture and construction management fees earned from the Subaru Headquarters Development in Camden, New Jersey. As of December 31, 2017, the Subaru Headquarters Development was substantially complete.

Other income at our Total Portfolio increased by $0.5 million from 2016 to 2017, due to $1.3 million from Development/Redevelopment Properties, which primarily relates to restaurant income generated by Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017, and amenity income from the residential component of the FMC Tower.  These increases were partially offset by $0.6 million of recognized real estate tax assessment adjustments received in 2016 that did not occur in 2017 and a decrease of $0.2 million from the 2016 and 2017 Dispositions.

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $2.1 million from 2016 to 2017, reflecting decreases of $15.3 million primarily relating to the 2016 and 2017 Dispositions and $0.7 million primarily relating to deconsolidation of 3141 Fairview Park Drive to the Brandywine-AI Venture during 2016. These decreases were partially offset by increases of $7.1 million from Development/Redevelopment Properties, primarily relating to the residential component of the FMC Tower being placed into service during the first quarter of 2017, $4.5 million from Recently Completed/Acquired Properties and $2.3 million from Same Store Properties, primarily relating to repairs and maintenance in the Austin, Texas Segment.

Real Estate Taxes

Real estate taxes across our Total Portfolio decreased by $1.0 million from 2016 to 2017, reflecting decreases of $3.3 million from the 2016 and 2017 Dispositions. This decrease was offset by increases of $0.9 million from the Same Store Property Portfolio, due to increased tax assessments of $0.6 million from Development/Redevelopment Properties and $0.3 million in Recently Completed/Acquired Properties.

Depreciation and Amortization

Depreciation and amortization expense decreased by $10.3 million from 2016 to 2017, of which $14.5 million relates the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment and an additional $9.4 million decrease results from the 2016 and 2017 Dispositions. These decreases were partially offset by an increase of $7.6 million in

Recently Completed/Acquired Properties, an increase of $4.5 million in the Development/Redevelopment Portfolio from the residential component of the FMC Tower being placed into service during the first quarter of 2017, an increase of $1.2 million from accelerating depreciation for assets taken out of service and an increase of $0.2 million from the operations at 2100 Market Street in Philadelphia, Pennsylvania.

General and Administrative Expenses

General and administrative expenses across our Total Portfolio increased by $1.9 million from 2016 to 2017, due to a $2.4 million increase in professional fees and a $0.4 million increase in marketing costs. These increases were offset by a $0.9 million decrease in payroll and related benefits due to a lower employee headcount.

Provision for Impairment

During 2017, we recognized a provision for impairment of $3.1 million which primarily consists of the following:

•	$0.3 million impairment charge recorded related to one land parcel consisting of 50 acres in the Other Segment;
•

$1.7 million of additional impairment charges recorded related to three office properties located in the Metropolitan Washington D.C. Segment. This impairment charge was a result of a purchase price adjustment that occurred subsequent to recording a $3.0 million impairment charge related to these three properties during the year ended December 31, 2016; and

•	$1.0 million held for use impairment charge recorded related to four properties in our Other Segment during the quarter ended March 31, 2017.

During 2016, we recognized a provision for impairment of $40.5 million consisting of the following:

•	$11.5 million related to two office properties located in the Other segment that were classified as held for sale as of December 31, 2016;
•	$3.0 million related to three properties located in the Metropolitan D.C. segment that were classified as held for sale as of December 31, 2016;
•	$7.3 million related to three properties located in the Other segment in which it was determined that the carrying value would not be recovered through our held for use impairment analysis;
•	$5.6 million related to vacant parcels of land in our Other segment that were being marketed for sale as of December 31, 2016;
•

$7.4 million recorded during the quarter ended March 31, 2016, related to two properties in our Metropolitan D.C. segment in which it was determined that the carrying value would not be recovered through our held for use impairment analysis;

•

$3.9 million recorded during the quarter ended June 30, 2016, related to two properties in our Metropolitan D.C. segment in which it was determined that the carrying value would not be recovered through our held for use impairment analysis; and

•

$1.8 million recorded during the quarter ended June 30, 2016, related to an office property located in Mount Laurel, New Jersey in which it was determined that the carrying value would not be recovered through our held for use impairment analysis.

See Note 3, "Real Estate Investments," to the Consolidated Financial Statements for further information related to these impairments.

Interest Expense

The $2.8 million decrease in interest expense from 2016 to 2017 primarily due to the following;

•	$11.4 million related to the repayment of the 2017 Notes on May 1, 2017;
•	$2.0 million related to lower swap interest primarily due to lower interest rates along with a swap that expired on September 30, 2017 that was not renewed;
•	$1.0 million related to the repayment of the 2018 Notes during the fourth quarter of 2017;
•	$1.0 million decrease related to the refinance of Two Logan Square mortgage debt in 2016;
•	$0.6 million decrease in interest expense incurred for 3141 Fairview Park Drive, as we deconsolidated this property on August 31, 2016; and
•	$0.5 million decrease related to the repayment of the IRS Philadelphia Campus and Cira South Garage mortgage debt during 2016.

The $16.5 million of decreases in interest expense described above were offset by the following;

•	$9.3 million decrease in capitalized interest primarily due to placing a portion of the FMC Tower into service during the second quarter of 2016;
•	$2.2 million increase is related to interest on our Credit Facility (as defined below) as the average outstanding balance was higher in 2017 as compared to 2016; and
•	$2.2 million increase is related to the issuance of the 2027 Unsecured Notes on November 17, 2017.

Interest Expense – Financing Obligation

The decrease in interest expense – financing obligation of $0.7 million is due to the deconsolidation of 3141 Fairview Park Drive to the Brandywine AI Venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures” to the Consolidated Financial Statements for further information.

Equity in Loss of Real Estate Ventures

The decrease in equity in loss of Real Estate Ventures of $3.2 million from 2016 to 2017 is primarily due to the following:

•

$1.4 million decrease at Brandywine – AI Venture LLC due to a reduction of $0.4 million of impairment charges, of which $4.8 million relates to the other-than-temporary impairment charge to our investment recorded in 2017 compared to a $5.2 million impairment charge on the Station Square portfolio, representing our share of the venture-level impairment, in 2016, and $1.0 million increase from operations, primarily related to an increase in occupancy at 7101 Wisconsin Avenue;

•	$1.3 million decrease in losses from the 1919 Market Street Venture related to the stabilization of the property during 2017; and
•

$0.9 million decrease in losses from the DRA Austin Venture due to $1.5 million in termination fee income recognized during 2017, with no comparable termination fees during 2016, offset by $0.6 million in net decreases primarily attributable to the sale of eight office properties by the DRA Austin Venture on October 18, 2017.

The decreases of $3.6 million described above were offset by a $0.4 million decrease in equity in income from the evo at Cira Centre South Venture primarily due to increased interest expense related to its secured loan.

Net Gain on Disposition of Real Estate

The gain on disposition of real estate of $31.7 million recognized during 2017 resulted from the following sales transactions:

•	$0.6 million on the sale of two office properties located in Concord, California;
•	$6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania;
•	$0.5 million of additional gain recognized on Cira Square, which was disposed of in the first quarter of 2016;
•	$1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey;
•	$3.6 million for the sale of an office property in King of Prussia, Pennsylvania; and
•	$19.6 million from the sale of five office properties in Newtown Square, Pennsylvania.

These gains were partially offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey and a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center. See Item 2., “Properties - Property Sales,” for further information.

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

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.0 million recognized during 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively.

During 2016, the $9.2 million net gain on the sale of undepreciated real estate resulted from the $9.0 million net gain on the sale of a 0.9 acre land parcel located in Oakland, California and a $0.2 million net gain on the sale of a 2.0 acre parcel located in Mount Laurel, New Jersey.

Net Gain from Real Estate Venture Transactions

The $80.5 million gain recognized during 2017 resulted from a $52.2 million gain on the sale of eight office properties within the DRA Austin real estate venture, a $13.8 million gain on the disposition of an office property at 7101 Wisconsin Avenue, located in Bethesda, Maryland, held by the BDN – AI Venture and a $14.6 million gain on the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

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

Loss on Early Extinguishment of Debt

During 2017, we repurchased $325.0 million of our 4.95% Guaranteed Notes due 2018, which resulted in a net loss on early extinguishment of debt of $3.9 million.

During 2016, in advance of our sale of Cira Square, we used borrowings from our $600.0 million unsecured revolving credit facility to fund the repayment of our $176.9 million and our $35.5 million mortgages that encumbered Cira Square and Cira South Garage, respectively. Each mortgage was repaid ahead of its scheduled maturity date of September 10, 2030, which resulted in prepayment penalties and non-cash charges for the write-off of deferred financing costs totaling $66.6 million.

Net Income

Net income increased by $81.4 million from 2016 to 2017 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.65 during 2017 as compared to net income per share of $0.19 during 2016 as a result of the factors described above.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 94 properties containing an aggregate of approximately 14.5 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2016 and 2015. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2015 and owned through December 31, 2016. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2015 or disposed prior to December 31, 2016. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment or re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2016 and 2015) by providing information for the properties that were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the Same Store Property Portfolio was reduced by 13 properties, containing 1,116,223 rentable square feet, due to sales. The office property, containing 183,618 rentable square feet, at 3141 Fairview Park Drive in Falls Church, Virginia was removed from the Same Store Property Portfolio, as it was deconsolidated to the Brandywine AI Venture.  The office property, containing 93,082 rentable square feet, at 500 North Gulph Road in King of Prussia, Pennsylvania was removed from the Same Store Property Portfolio and placed into redevelopment. Two properties were added to the Same Store Property Portfolio during 2017. The office property at 660 Germantown Pike in Plymouth Meeting, Pennsylvania, containing 161,521 rentable square feet, was moved into the Same Store Property Portfolio, as the redevelopment was completed during 2014. In addition, the property at 200 Radnor Chester Road in Radnor, Pennsylvania, containing 17,884 rentable square feet, was moved into the Same Store Property Portfolio, as the development was completed in 2014.

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

(e)	Pertains to properties that are part of our core portfolio (i.e., not under development, redevelopment, or re-entitlement).

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

Tenant reimbursements from the Total Portfolio decreased $15.1 million from 2015 to 2016, primarily attributable to a decrease of $21.9 million from the 2015 and 2016 Dispositions and a decrease of $1.0 million related to a building in the Other segment that was taken out of service during 2016.  These decreases were partially offset by an increase of $4.1 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period, a $3.5 million increase from Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015 and a $0.2 million increase in the Development/Redevelopment Properties from the office component of the FMC Tower being placed into service during 2016.  Expense recoveries increased to 36.9% during 2016 compared to 35.4% in 2015 at the Same Store Property Portfolio.

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

Other income at our Total Portfolio decreased by $2.3 million from 2015 to 2016, primarily due to: (i) $1.2 million of recognized real estate tax assessment adjustments, (ii) $0.6 million in liquidating distributions from an unconsolidated partnership that was accounted for using the cost method for investments and (iii) $0.5 million from the receipt of escheat funds, recognized in 2015 with no similar other income earned during the year ended December 31, 2016.

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

Depreciation and Amortization

Depreciation and amortization expense decreased by $29.4 million from 2015 to 2016, of which $42.0 million results from the 2015 and 2016 Dispositions and $1.5 million relates to a property in the Austin, Texas segment that was placed into redevelopment during 2016. These decreases were partially offset by an increase of $9.0 million in Recently Completed/Acquired Properties from the purchase of the Broadmoor Austin Portfolio in Austin, Texas during the second quarter of 2015, an increase of $4.1 million in the Development/Redevelopment Portfolio from the office component of the FMC Tower being placed into service during 2016 and an increase of $1.0 million in the Same Store Property Portfolio as a result of the timing of tenant and capital improvement projects being completed and placed into service.

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

Net Income (Loss) per Common Share

Net income per share was $0.19 during 2016 as compared to a net loss per share of ($0.21) during 2015 as a result of the factors described above.

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

As of December 31, 2017, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management.  The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our near-term liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2018 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of December 31, 2017, we were in compliance with all of our debt covenants and requirement obligations.

We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured revolving credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses. In light of the continuing volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds from our unsecured revolving credit facility when needed to fund distributions or pay expenses.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2017, had outstanding principal balances of $320.1 million and $1,628.6 million, respectively.

Capital Market/Debt Transactions

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares until

January 10, 2020 in at the market offerings. The Offering Program was put in place on January 10, 2017 in replacement of a previous continuous offering program that expired on November 3, 2016. Between the commencement of the Offering Program and September 30, 2017, we did not sell any shares under the Offering Program. During the fourth quarter 2017, we sold 2,858,991 common shares under the Offering Program at a weighted average issuance price of $18.19, receiving net cash proceeds, net of issuance costs, of $51.2 million. Accordingly, as of December 31, 2017, 13,141,009 common shares remained available for future sale under the Offering Program.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional common share repurchases of up to $100.0 million. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. During the years ended December 31, 2017 and December 31, 2016, there were no share repurchases under the program. During the year ended December 31, 2015, we repurchased and retired 5,209,437 common shares at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as we determine from time to time. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

On November 17, 2017, we completed an underwritten offering of our $450.0 million 3.95% Guaranteed Notes due 2027 (the “2027 Notes”) and reopened the 3.95% Guaranteed Notes due 2023 (the “2023 Notes”) for an additional $100.0 million. The 2027 Notes were priced at 99.25% of their face amount with a yield to maturity of 4.04%, representing a spread at the time of pricing of 1.70% over the ten-year treasury rate. The 2023 Notes were priced at 102.497% of their face amount with a yield to maturity of 3.40%, representing a spread at the time of pricing of 1.40% over the five-year treasury rate. We received $546.6 million after the deduction for underwriting discounts and offering expenses.

On November 17, 2017, we used a portion of the net proceeds from the offering of the 2027 Notes and 2023 Notes to repurchase, $115.1 million aggregate principal amount of 2018 Notes, through a tender offer, which consists of a $113.4 million principal repayment of the 2018 Notes, $1.2 million of prepayment penalties and $0.5 million of accrued interest. We recognized a $1.4 million loss on early extinguishment of debt related to the total repurchase.

On December 18, 2017, we redeemed in full the $211.6 million aggregate principle amount of 2018 Notes that remained outstanding following completion of the tender offer, at a cash redemption price of $215.7 million (inclusive of prepayment penalties of $2.3 million and accrued interest of $1.8 million). We recognized a $2.5 million loss on early extinguishment of debt related to the total repurchase.

On April 11, 2017, we redeemed all of our outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Capital Recycling

The Operating Partnership also considers net sales of selected properties as another source of managing its liquidity.  During 2017, we sold 18 office properties, a mixed-use property, a retail property and approximately 76 acres of land for aggregate net cash proceeds of $171.3 million.  Also during 2017, we sold our entire 50% partnership interest in an unconsolidated real estate venture for net cash proceeds of $27.2 million. In addition, two unconsolidated real estate ventures, each of which we hold a 50% interest, received $236.3 million in net cash proceeds from the sale of assets, of which the distribution to us was $118.2 million.

Our primary uses of capital will be to fund the completion of our current development and redevelopment projects. With approximately $202.2 million of cash and cash equivalents and $596.6 million of available borrowings under our Credit Facility, net of $3.4 million in letters of credit outstanding as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under our Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2017 and 2016, we maintained cash and cash equivalents of $202.2 million and $193.9 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Twelve Months Ended December 31,
Activity	2017	2016	2015
Operating	$182,017	$173,101	$197,154
Investing	79,801	500,910	(166,452)
Financing	(253,558)	(536,786)	(231,510)
Net cash flows	$8,260	$137,225	$(200,808)

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

The net increase of $8.9 million in cash from operating activities during 2017 compared to 2016 is primarily attributable to the following:

•	lower interest payments due to debt transactions resulting in a lower weighted-average interest rate; and
•	the timing of cash receipts and cash expenditures in the normal course of operations; offset by,
•	the reduction in net cash provided by the operations of the 2017 and 2016 Dispositions.

The net decrease of $421.1 million in cash provided by investing activities during 2017 compared to 2016 is primarily attributable to 2016 property portfolio repositioning efforts. Quantitatively, the increases resulted from the following:

•	$612.5 million decrease in net proceeds from the disposition of 20 properties and five land parcels during 2017 compared to the sale of 66 office properties and three land parcels during 2016;
•

$52.1 million increase in acquisitions from the purchases of One Drexel Plaza in Philadelphia, Pennsylvania and 3000 Market Street in Philadelphia, Pennsylvania and a $2.0 million deferred payment on the acquisition of 2100 Market Street in Philadelphia, Pennsylvania during 2017 compared to the purchase of the Garza Ranch during 2016;

•	$7.0 million decrease in escrow cash due to timing of payments; and
•	$1.5 million in additional leasing costs due to the timing of leasing activity.

The decrease in cash provided by investing activities was offset by the following:

•

$124.4 million increase in proceeds from real estate venture sales as a result of $86.4 million in net proceeds from sale of five portfolios from the DRA Austin Venture, $27.2 million in proceeds from the sale of our interest in the Parc at Plymouth Meeting from TB-BDN Plymouth Apartments, L.P. and $31.8 million from the sale of 7101 Wisconsin Avenue from the BDN – AI Venture during 2017 compared to $21.0 million in proceeds from the sale of four unconsolidated real estate ventures during 2016;

•

$92.4 million decrease in capital expenditures for tenant improvements, developments and redevelopments, primarily related to reduced development expenditures after the FMC Tower in Philadelphia, Pennsylvania was placed into service;

•

$22.0 million decrease of investments in unconsolidated Real Estate Ventures due to contributions during 2017 of $4.0 million to the DRA Austin Venture, $1.3 million to the 4040 Wilson Venture and $1.3 million to the JBG real estate  ventures compared to $12.8 million to the evo at Cira Centre South Venture to increase our ownership interest from 30% to 50%, $10.3 million to Brandywine – AI Venture to fund the repayment of mortgage debt, $5.2 million in contributions to the JBG real estate ventures to fund predevelopment costs and $0.3 million to the Seven Tower Bridge Venture in 2016;

•	$7.7 million increase in cash distributions in excess of cumulative equity in income from Real Estate Ventures;
•	$3.4 million increase from the origination of a mortgage note receivable in the prior period;
•	$1.3 million increase in deposits due to timing; and
•	$0.8 million increase in receipts related to advances made for the purchase of tenant assets, net of repayments.

The net decrease of $283.2 million in cash used in financing activities during 2017 compared to 2016 reflects our multi-year efforts to decrease overall leverage by using cash flows from property sales to repay debt. Quantitatively, the decrease resulted from the following:

•

$550.1 million increase from the issuance of the $450.0 million 3.95% Guaranteed Notes due 2027 and an additional $100.0 million issued under the 3.95% Guaranteed Notes Due 2023, both on November 17, 2017, with no comparable issuances in 2016;

•

$265.3 million net decrease from the repayments of mortgage notes payable during 2017 compared 2016, primarily due to the early repayment of $212.4 million of mortgage notes payable and the related $53.4 million of prepayment penalties for Cira Square and Cira South Garage and the repayment of an $86.6 million mortgage note payable for Two Logan Square using the proceeds from a $86.9 million first mortgage financing on that property during the nine months ended September 30, 2016;

•	$51.2 million in proceeds from at-the-market issuances of common shares under the Offering Program; and
•	$0.2 million decrease in shares used for employee taxes upon vesting of share awards.

The decrease in cash used in financing activities was offset by the following transactions:

•

$478.7 million increase resulting from the repayments of unsecured notes, as we repaid $328.6 million for the principal balance and prepayment penalties on the 4.95% Guaranteed Notes due 2018 and $300.0 million for the entire principal balance of the unsecured 5.70% Guaranteed Notes upon maturity on May 1, 2017 compared to $149.9 million for the repayment of the 6.00% Guaranteed Notes upon maturity on April 1, 2016;

•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during the nine months ended September 30, 2017;
•	$4.2 million increase in debt financing costs paid;
•	$0.6 million increase in distributions paid to shareholders; and
•	$0.1 million decrease in proceeds from the exercise of share options.

Capitalization

Indebtedness

The table below summarizes our indebtedness under our mortgage notes payable, our unsecured notes and our unsecured credit facilities at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,921,655	$2,028,648
Variable rate - unhedged	27,062	-
Total	$1,948,717	$2,028,648
Percent of Total Debt:
Fixed rate	98.6%	100.0%
Variable rate - unhedged	1.4%	-
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.1%	4.5%
Variable rate - unhedged	2.7%	-
Total	4.0%	4.5%
Weighted-average maturity in years:
Fixed rate	7.6	5.9
Variable rate - unhedged	17.5	-
Total	7.7	5.9

(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2017 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2018	$6,601	$-	$6,601	3.92%
2019	7,360	-	7,360	3.96%
2020	6,457	80,521	86,978	3.98%
2021	6,099	-	6,099	3.96%
2022	6,332	250,000	256,332	3.72%
2023	1,621	555,116	556,737	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
Thereafter	-	328,610	328,610	4.23%
Totals	$34,470	$1,914,247	$1,948,717	4.03%

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

At our option, loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on our credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on our credit rating. The Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. We had no borrowings under the Credit Facility as of December 31, 2017. During the twelve months ended December 31, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.28%, resulting in $2.6 million of interest expense.

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

We were in compliance with all financial and non-financial covenants under the Credit Facility, Term Loan and our credit agreements as of December 31, 2017. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.

Unsecured Notes and Mortgage Notes

During the fourth quarter of 2017, we issued $450.0 million of 3.95% Guaranteed Notes due 2027 and reopened the 3.95% Guaranteed Notes due 2023 for an additional $100.0 million. Net proceeds were used to repay $168.0 million outstanding under the Credit Facility and we repaid (through a tender offer and subsequent redemption) the $325.0 million outstanding principal amount, along with $3.6 million in prepayment penalties, of our 4.95% Guaranteed Notes ahead of their scheduled maturity on April 15, 2018.

The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2017.

The Operating Partnership has mortgage loans that are collateralized by certain of its Properties. Payments on mortgage loans are generally due in monthly installments of principal and interest, or interest only. The Operating Partnership intends to refinance or repay its mortgage loans as they mature through the use of proceeds from selective Property sales and secured or unsecured borrowings. However, in the current and expected future economic environment, one or more of these sources may not be available on attractive terms or at all.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.

Equity

On December 7, 2017, the Parent Company declared a distribution of $0.18 per common share, totaling $32.4 million, which it paid on January 23, 2018 to its shareholders of record as of January 9, 2018. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.  During the year ended December 31, 2017, the Parent Company paid dividends in excess of the 90% criterion.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase up to $100.0 million of its common shares with no expiration date. We expect to fund the share repurchases with a combination of available cash balances and availability under our Credit Facility. During the years ended December 31, 2017 and December 31, 2016, there were no repurchases under the program. During the year ended December 31, 2015, 5,209,437 common shares were repurchased and retired at an average purchase price of $12.90 per share for total cash consideration of $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Parent Company also maintains a continuous offering program (the “Offering Program”) that permits it to sell 16,000,000 common shares until January 10, 2020 in at-the-market offerings. The Offering Program was in place on January 10, 2017 in replacement of a previous continuous offering program that expired on November 3, 2016. Between the commencement of the Offering Program and September 30, 2017, we did not sell any shares under the Offering Program.  During the fourth quarter of 2017, we sold 2,858,991 common shares under the Offering Program at a weighted average issuance price of $18.19, receiving cash proceeds, net of issuance costs, of $51.2 million.  Accordingly, as of December 31, 2017, 13,141,009 common shares remained available for future sale under the Offering Program.

On April 11, 2017, we redeemed all of our outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2017:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$320,107	$6,601	$94,338	$12,431	$206,737
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	-	1,378,610
Ground leases (b)	62,373	1,211	2,422	2,422	56,318
Development contracts (c)	147,294	137,170	8,884	1,240	-
Interest expense (d)	575,466	81,575	150,398	127,535	215,958
Other liabilities (e)	28,889	1,329	8,335	11,290	7,935
	$2,762,739	$227,886	$264,377	$404,918	$1,865,558

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
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

(d)	Variable rate debt future interest expense commitments are calculated using December 31, 2017 interest rates.
(e)

Other liabilities consist of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the 4040 Wilson development in Arlington, Virginia.  For further discussion of this development, see Item 1., “Business - Developments.”

As of December 31, 2017, we were obligated to pay a maximum of $39.3 million for tenant improvements not yet completed and expect to incur $8.9 million for capital improvements to operating properties, which are not included in the above table.  We expect that most of the obligations will be paid within one year.

On October 13, 2017, we acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. See Item 1., “Business – Real Estate Acquisitions,” for further information. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. We estimate that we will incur $37.3 million in excess of the funding requirement in the ground lease. Funding had not yet begun as of December 31, 2017. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within the ‘Development contracts’ caption.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2017, had $3.6 million of future contractual obligations, which are included in the table above within the ‘Development contracts’ caption. In addition, we estimate $0.9 million of potential additional contributions for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further information.

On July 1, 2016, we acquired 34.6 acres of land located in Austin, Texas known as the Garza Ranch. We subsequently sold 9.5 acres (of the 34.6 acres) to two unaffiliated third parties.  In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.5 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon the sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs is not included in the above table within the ‘Development contracts’ caption.

On May 4, 2015, we entered into a put agreement in the ordinary course of business that grants an independent third party the unilateral option to require us to purchase a property, at a stated price of $35.0 million, until May 4, 2018.  In addition to the $35.0 million purchase price, we would be responsible for the transaction and closing costs.  There can be no assurance that the counterparty will exercise the option.

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

As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, January 2020. If the Operating Partnership takes fee title to Two Logan Square upon foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2017, the Operating Partnership has a balance of $2.4 million for this liability on its consolidated balance sheet.

As part our 2006 merger with Prentiss Properties Trust, our 2004 TRC acquisition and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell for a period of up to 15 years from the date of the TRC acquisition the acquired properties at One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. During 2017, we completed the sale of Concord Airport Plaza in a qualifying 1031 exchange for 3000 Market Street in Philadelphia, PA. We have an obligation not to sell 3000 Market Street before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before the expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold the applicable property to us for tax liabilities attributed to them. Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

Guarantees

As of December 31, 2017, our unconsolidated real estate ventures had aggregate indebtedness to third parties of $768.9 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to us. As of December 31, 2017, the loans for which there is recourse to us consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira (guarantee cancelled upon the disposition of our interest in evo at Cira subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information), (ii) a $0.4 million payment guarantee on a loan provided to PJP VII and (iii) up to a $41.3 million payment guaranty on a loan provided to 4040 Wilson.

In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Also as of December 31, 2017, we provided a cost overrun guarantee on the Subaru Headquarters Development (See Item 1., "Business - Other Development Services") for amounts in excess of the NTE amount.  The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and us.  We are obligated to pay for construction costs in excess of the NTE amount. The terms of the guarantee do not provide a limitation on the costs we may be responsible for.  Based on the status of the project and projections of costs to complete, we expect the project to be constructed under budget. Accordingly, the above Commitment and Contingencies table does not include any expenses related to this cost overrun guarantee.

As part of our acquisition of properties from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties with the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we would be required to provide the prior owner an opportunity to guarantee qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms that will be favorable to us. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021. As of December 31, 2017, the $123.7 million principal balance on the mortgage debt at One Commerce Square and the $112.0 million principal balance on the mortgage debt at Two Commerce Square were sufficient under each of the debt maintenance agreements. Similarly, we have agreements in place with other contributors of assets to us that obligate us to maintain debt available for them to guaranty.

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

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2017, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $320.1 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.7 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $12.2 million.

As of December 31, 2017, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,314.9 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $13.0 million at December 31, 2017.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at December 31, 2017 and December 31, 2016, respectively. The total fair value of our debt was approximately $308.9 million and $305.3 million at December 31, 2017 and December 31, 2016, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $18.0 million on December 31, 2017. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $19.8 million.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations (FFO)

Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required U.S. GAAP presentations has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets, impairment charges on our consolidated balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by measurable decrease in the fair value of depreciable real estate held by our unconsolidated Real Estate Ventures and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

We consider net income, as defined by U.S. GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by U.S. GAAP and should not be considered as alternatives to those measures in evaluating the Company’s liquidity or operating performance. We believe that to understand our performance further, FFO should be compared with our reported net income (loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31, 2017	December 31, 2016
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$116,290	$33,245
Add (deduct):
Amount allocated to unvested restricted unitholders	327	341
Net gain on real estate venture transactions	(80,526)	(20,000)
Net gain on disposition of real estate	(31,657)	(116,983)
Provision for impairment (a)	2,730	34,929
Other than temporary impairment of equity method investment	4,844	-
Company's share of impairment of an unconsolidated real estate venture	-	5,238
Depreciation and amortization:
Real property — continuing operations	142,548	135,094
Leasing costs including acquired intangibles — continuing operations	35,920	54,195
Company’s share of unconsolidated real estate ventures	39,622	41,612
Partners’ share of consolidated real estate ventures	(231)	(235)
Funds from operations	$229,867	$167,436
Funds from operations allocable to unvested restricted shareholders	(648)	(457)
Funds from operations available to common share and unit holders (FFO)	$229,219	$166,979
Weighted-average shares/units outstanding — basic (b)	176,964,149	176,523,800
Weighted-average shares/units outstanding — fully diluted (b)	178,287,965	177,516,451

(a)	In accordance with the NAREIT definition of FFO, impairments on land held for development has been excluded.
(b)	Includes common shares and partnership units outstanding through the year ended December 31, 2017 and December 31, 2016, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial data of the Parent Company and the Operating Partnership and the reports thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, with respect thereto, are listed under Items 15(a) and 15(b) and filed as part of this report. See Item 15., “Exhibits and Financial Statement Schedules.”

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

Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.

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

Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.

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

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2018 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2018 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2018 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Schedules of Brandywine Realty Trust
(b)	Financial Statements and Schedules of Brandywine Operating Partnership

The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedule

Page

Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust)	F- 1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.)	F- 2

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2017 and 2016	F- 3

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F- 4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	F- 5

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2017, 2016 and 2015	F- 6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F- 7

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2017 and 2016	F- 9

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F- 10

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	F- 11

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2017, 2016 and 2015	F- 12

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F- 13

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F- 15

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2017, 2016 and 2015	F- 71

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2017 with reconciliations for the years ended December 31, 2017, 2016 and 2015

F- 72

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

Exhibits Nos.	Description

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

4.1.1

Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 22, 2004 and incorporated herein by reference)

4.1.2

First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 26, 2005 and incorporated herein by reference)

Exhibits Nos.	Description

4.1.3

Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.1.4

Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated April 5, 2011 and incorporated herein by reference)

4.2

Form of $250,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated December 18, 2012 and incorporated herein by reference)

4.3

Form of $250,000,000 aggregate principal amount of 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.4

Form of $250,000,000 aggregate principal amount of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.5

Form of $100,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2023 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)

4.6

Form of $450,000,000 aggregate principal amount of 3.95% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)

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

10.7

Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.8

Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.9

Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.10

Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.11

Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.12

Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 11, 2012 and incorporated herein by reference)

Exhibits Nos.	Description

10.13	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

10.14	Summary of Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed for the quarter ended March 31, 2015 and incorporated herein by reference)

10.15

Form of Non-Qualified Share Option Agreement to the President and CEO and Executive Vice President and CFO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.16

Form of Non-Qualified Share Option Agreement to the executive officers (other than the President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.17	Form of Incentive Stock Option Agreement to the President and CEO** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

10.18

Form of Incentive Stock Option Agreement to the executive officers (other than the President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 11, 2008 and incorporated herein by reference)

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

Exhibits Nos.	Description

10.32	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.33	2015-2017 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.34	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.35	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.36	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.37	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.38	2016-2018 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.39	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.40	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.41	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.42	2017-2019 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.43	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.44	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

12.1	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Realty Trust (filed herewith)

12.2	Statement Re: Computation of Ratios of Earnings to Fixed Charges of Brandywine Operating Partnership, L.P. (filed herewith)

14.1

Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

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

101.1

The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 23, 2018
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 23, 2018
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 23, 2018
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 23, 2018
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 23, 2018
Wyche Fowler

/s/ James Diggs	Trustee	February 23, 2018
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	February 23, 2018
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 23, 2018
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	February 23, 2018
Carol G. Carroll

/s/ H. Richard Haverstick, Jr.	Trustee	February 23, 2018
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

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 23, 2018
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 23, 2018
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 23, 2018
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 23, 2018
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 23, 2018
Wyche Fowler

/s/ James Diggs	Trustee	February 23, 2018
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	February 23, 2018
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 23, 2018
Charles P. Pizzi

/s/ Carol G. Carroll	Trustee	February 23, 2018
Carol G. Carroll

/s/ H. Richard Haverstick, Jr.	Trustee	February 23, 2018
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, beneficiaries’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 23, 2018

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership L.P. and its subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”).  We also have audited the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 23, 2018

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate investments:
Operating properties	$3,832,348	$3,586,295
Accumulated depreciation	(895,091)	(852,476)
Operating real estate investments, net	2,937,257	2,733,819
Construction-in-progress	121,188	297,462
Land held for development	98,242	150,970
Total real estate investments, net	3,156,687	3,182,251
Assets held for sale, net	392	41,718
Cash and cash equivalents	202,179	193,919
Accounts receivable, net of allowance of $3,467 and $2,373 in 2017 and 2016, respectively	17,938	12,446
Accrued rent receivable, net of allowance of $13,645 and $13,743 in 2017 and 2016, respectively	169,760	149,624
Investment in Real Estate Ventures, equity method	194,621	281,331
Deferred costs, net	96,695	91,342
Intangible assets, net	64,972	72,478
Other assets	92,204	74,104
Total assets	$3,995,448	$4,099,213
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$317,216	$321,549
Unsecured term loans, net	248,429	248,099
Unsecured senior notes, net	1,365,183	1,443,464
Accounts payable and accrued expenses	107,074	103,404
Distributions payable	32,456	30,032
Deferred income, gains and rent	42,593	31,620
Acquired lease intangibles, net	20,274	18,119
Liabilities related to assets held for sale	-	81
Other liabilities	15,623	19,408
Total liabilities	$2,148,848	$2,215,776
Commitments and contingencies (See Note 19)
Brandywine Realty Trust's Equity:
Preferred Shares (shares authorized-20,000,000)
6.90% Series E Preferred Shares, $0.01 par value; issued and outstanding- 0 in 2017 and 4,000,000 in 2016	-	40
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 178,285,236 and 175,140,760 issued and outstanding in 2017 and in 2016, respectively	1,784	1,752
Additional paid-in-capital	3,218,564	3,258,870
Deferred compensation payable in common shares	12,445	13,684
Common shares in grantor trust, 894,736 in 2017, 899,457 in 2016	(12,445)	(13,684)
Cumulative earnings	660,174	539,319
Accumulated other comprehensive income (loss)	2,399	(1,745)
Cumulative distributions	(2,053,741)	(1,931,892)
Total Brandywine Realty Trust's equity	1,829,180	1,866,344
Noncontrolling interests	17,420	17,093
Total beneficiaries' equity	$1,846,600	$1,883,437
Total liabilities and beneficiaries' equity	$3,995,448	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Years ended December 31,
	2017	2016	2015
Revenue
Rents	$412,333	$421,505	$486,731
Tenant reimbursements	72,620	70,629	85,722
Termination fees	2,370	2,339	4,797
Third party management fees, labor reimbursement and leasing	28,345	26,674	18,764
Other	4,825	4,316	6,617
Total revenue	520,493	525,463	602,631
Operating expenses:
Property operating expenses	150,835	152,926	181,170
Real estate taxes	45,204	46,252	50,623
Third party management expenses	9,960	10,270	6,294
Depreciation and amortization	179,357	189,676	219,029
General and administrative expenses	28,538	26,596	29,406
Provision for impairment	3,057	40,517	82,208
Total operating expenses	416,951	466,237	568,730
Operating income	103,542	59,226	33,901
Other income (expense):
Interest income	1,113	1,236	1,224
Tax credit transaction income	-	-	19,955
Interest expense	(81,886)	(84,708)	(110,717)
Interest expense - amortization of deferred financing costs	(2,435)	(2,696)	(4,557)
Interest expense - financing obligation	-	(679)	(1,237)
Equity in loss of Real Estate Ventures	(8,306)	(11,503)	(811)
Net gain on disposition of real estate	31,657	116,983	20,496
Net gain on sale of undepreciated real estate	953	9,232	3,019
Net gain from remeasurement of investments in real estate ventures	-	-	758
Net gain on Real Estate Venture transactions	80,526	20,000	7,229
Loss on early extinguishment of debt	(3,933)	(66,590)	-
Net income (loss) before income taxes	121,231	40,501	(30,740)
Income tax benefit	628	-	-
Net income (loss)	121,859	40,501	(30,740)
Net (income) loss attributable to noncontrolling interests	(1,009)	(310)	339
Net income (loss) attributable to Brandywine Realty Trust	120,850	40,191	(30,401)
Distribution to preferred shareholders	(2,032)	(6,900)	(6,900)
Preferred share redemption charge	(3,181)	-	-
Nonforfeitable dividends allocated to unvested restricted shareholders	(327)	(341)	(329)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$115,310	$32,950	$(37,630)

Basic income (loss) per Common Share:	$0.66	$0.19	$(0.21)

Diluted income (loss) per Common Share:	$0.65	$0.19	$(0.21)

Basic weighted average shares outstanding	175,484,350	175,018,163	178,162,160
Diluted weighted average shares outstanding	176,808,166	176,010,814	178,162,160

Distributions declared per Common Share	$0.66	$0.63	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$121,859	$40,501	$(30,740)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,948	2,371	(1,010)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	1,230	1,104	420
Total comprehensive income (loss)	4,178	3,475	(590)
Comprehensive income (loss)	126,037	43,976	(31,330)
Comprehensive (income) loss attributable to noncontrolling interest	(1,043)	(338)	344
Comprehensive income (loss) attributable to Brandywine Realty Trust	$124,994	$43,638	$(30,986)

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the Years ended December 31, 2017, 2016 and 2015

(in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2014	4,000,000	$40	179,293,160	384,536	$1,793	$3,314,693	$6,219	$(6,219)	$529,487	$(4,607)	$(1,700,579)	$18,499	$2,159,326
Net loss									(30,401)			(339)	(30,740)
Other comprehensive loss										(585)		(5)	(590)
Repurchase and retirement of Common Shares of Beneficial Interest			(5,209,437)		(52)	(67,273)							(67,325)
Issuance of partnership interest in joint venture												1,025	1,025
Bonus share issuance			8,447			125							125
Equity issuance costs						(105)							(105)
Share-based compensation activity			509,675	280,011	6	5,091							5,097
Share Issuance from/(to) Deferred Compensation Plan			88,146	81,139		(2)	5,699	(5,699)					(2)
Share Choice Plan Issuance			(1,423)										-
Reallocation of Noncontrolling Interest						93						(93)	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.60 per share)											(106,899)	(921)	(107,820)
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									40,191			310	40,501
Other comprehensive income										3,447		28	3,475
Issuance of partnership interest in consolidated real estate venture												108	108
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			405,200		4	5,718			42				5,764
Share Issuance from/to Deferred Compensation Plan			(8,311)	153,771		(47)	1,766	(1,766)					(47)
Reallocation of Noncontrolling Interest						(297)						297	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared ($0.63 per share)											(110,614)	(941)	(111,555)
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									120,850			1,009	121,859
Other comprehensive income										4,144		34	4,178
Issuance of Common Shares of Beneficial Interest			2,858,991		29	51,196							51,225
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												85	85
Distributions from consolidated real estate venture												(48)	(48)
Equity issuance costs						(499)							(499)
Bonus share issuance			6,752			110							110
Share-based compensation activity			333,127	39,870	3	6,689			5				6,697
Share Issuance from/(to) Deferred Compensation Plan			(52,971)	(44,591)		(768)	(1,239)	1,239					(768)
Share Choice Plan issuance			(1,423)										-
Reallocation of Noncontrolling Interest						(224)						224	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.66 per share)											(116,636)	(977)	(117,613)
BALANCE, December 31, 2017	-	$-	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$121,859	$40,501	$(30,740)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	179,357	189,676	219,029
Amortization of deferred financing costs	2,435	2,696	4,557
Amortization of debt discount/(premium), net	1,569	1,471	(755)
Amortization of stock compensation costs	4,883	4,310	5,065
Settlement of hedge transaction	-	-	(5,266)
Straight-line rent income	(27,115)	(28,351)	(23,668)
Amortization of acquired above (below) market leases, net	(3,071)	(6,529)	(7,960)
Straight-line ground rent expense	88	88	88
Provision for doubtful accounts	2,207	1,865	2,489
Net gain on real estate venture transactions	(80,526)	(20,000)	(7,418)
Net gain on sale of interests in real estate	(32,610)	(126,215)	(23,515)
Preacquisition cost write-off	-	-	1,299
Net gain from remeasurement of investment in real estate ventures	-	-	(758)
Loss on early extinguishment of debt	3,933	66,590	-
Provision for impairment	3,057	40,517	82,208
Tax credit transaction income	-	-	(19,955)
Other than temporary impairment	4,844	-	-
Real Estate Venture loss in excess of distributions	3,462	12,125	2,034
Deferred financing obligation	-	(679)	(1,237)
Income tax benefit	(628)	-	-
Changes in assets and liabilities:
Accounts receivable	(6,266)	2,373	(848)
Other assets	1,188	(155)	837
Accounts payable and accrued expenses	4,004	(8,004)	4,083
Deferred income, gains and rent	(1,482)	137	(521)
Other liabilities	829	685	(1,894)
Net cash provided by operating activities	182,017	173,101	197,154

Cash flows from investing activities:
Acquisition of properties	(72,523)	(20,406)	(150,472)
Acquisition of property - 1031 exchange funds applied	-	-	(62,812)
Proceeds from the sale of properties	171,860	784,331	247,228
Sale of property - 1031 exchange funds held in escrow	-	-	62,800
Net proceeds from the contribution of properties to an unconsolidated real estate venture	-	-	50,158
Proceeds from real estate venture sales	145,416	21,022	6,100
Issuance of mortgage note receivable	-	(3,380)	-
Proceeds from repayment of mortgage notes receivable	151	-	88,000
Capital expenditures for tenant improvements	(60,586)	(51,398)	(97,851)
Capital expenditures for redevelopments	(34,679)	(11,909)	(48,367)
Capital expenditures for developments	(66,915)	(191,184)	(179,927)
Advances for the purchase of tenant assets, net of repayments	18	(784)	308
Investment in unconsolidated Real Estate Ventures	(6,638)	(28,610)	(68,549)
Deposits for real estate	573	(746)	(878)
Escrowed cash	-	6,992	516
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	20,781	13,065	8,557
Leasing costs paid	(17,657)	(16,083)	(21,263)
Net cash provided by (used in) investing activities	79,801	500,910	(166,452)

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900	130,000
Repayments of mortgage notes payable	(4,931)	(357,151)	(222,836)
Proceeds from unsecured term loan borrowing	-	-	50,000
Proceeds from credit facility borrowings	341,000	195,000	89,000
Repayments of credit facility borrowings	(341,000)	(195,000)	(89,000)
Proceeds from unsecured notes	550,131	-	-
Repayments of unsecured notes	(628,590)	(149,919)	-
Debt financing costs paid	(4,727)	(495)	(5,202)
Net proceeds from issuance of common shares	51,225	-	-
Redemption of preferred shares	(100,000)	-	-
Proceeds from the exercise of stock options	1,229	1,286	127
Shares used for employee taxes upon vesting of share awards	(674)	(879)	(2,055)
Partner contributions to consolidated real estate venture	85	108	1,025
Partner distributions from consolidated real estate venture	(48)	-	-
Repurchase and retirement of common shares	-	-	(67,320)
Distributions paid to shareholders	(116,311)	(115,702)	(114,328)
Distributions to noncontrolling interest	(947)	(934)	(921)
Net cash used in financing activities	(253,558)	(536,786)	(231,510)
Increase (decrease) in cash and cash equivalents	8,260	137,225	(200,808)

	Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents at beginning of year	193,919	56,694	257,502
Cash and cash equivalents at end of period	$202,179	$193,919	$56,694

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2017, 2016 and 2015 of $3,527, $12,835 and $12,150, respectively	$83,139	$97,843	$124,953
Cash paid for income taxes	225	-	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,456	30,032	28,249
Change in investment in real estate ventures as a result of dispositions	(64,792)	(2,023)	-
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165	(25,127)
Change in operating real estate related to non-cash property disposition	-	-	25,127
Change in real estate investments related to non-cash property acquisition	-	-	(66,324)
Change in investments in joint venture related to non-cash acquisition of property	-	-	66,324
Change in other liabilities from contingent consideration related to a business combination	-	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	-	(1,585)
Change in other liabilities from a deferred payment related to an asset acquisition	-	-	2,000
Change in operating real estate from a deferred payment related to an asset acquisition	-	-	(2,000)
Change in real estate ventures as a result of other than temporary impairment	(4,844)	-	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	44,313	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	(12,642)	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	(20,582)	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	(12,384)	-
Change in capital expenditures financed through accounts payable at period end	(6,953)	8,222	(7,654)
Change in capital expenditures financed through retention payable at period end	(159)	848	6,104
Change in unfunded tenant allowance	-	-	(273)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate investments:
Operating properties	$3,832,348	$3,586,295
Accumulated depreciation	(895,091)	(852,476)
Operating real estate investments, net	2,937,257	2,733,819
Construction-in-progress	121,188	297,462
Land held for development	98,242	150,970
Total real estate investments, net	3,156,687	3,182,251
Assets held for sale, net	392	41,718
Cash and cash equivalents	202,179	193,919
Accounts receivable, net of allowance of $3,467 and $2,373 in 2017 and 2016, respectively	17,938	12,446
Accrued rent receivable, net of allowance of $13,645 and $13,743 in 2017 and 2016, respectively	169,760	149,624
Investment in Real Estate Ventures, equity method	194,621	281,331
Deferred costs, net	96,695	91,342
Intangible assets, net	64,972	72,478
Other assets	92,204	74,104
Total assets	$3,995,448	$4,099,213
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$317,216	$321,549
Unsecured term loans, net	248,429	248,099
Unsecured senior notes, net	1,365,183	1,443,464
Accounts payable and accrued expenses	107,074	103,404
Distributions payable	32,456	30,032
Deferred income, gains and rent	42,593	31,620
Acquired lease intangibles, net	20,274	18,119
Liabilities related to assets held for sale	-	81
Other liabilities	15,623	19,408
Total liabilities	$2,148,848	$2,215,776
Commitments and contingencies (See Note 19)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding in 2017 and 2016	26,918	23,795
Brandywine Operating Partnership, L.P.'s equity:
6.90% Series E-Linked Preferred Mirror Units; issued and outstanding- 0 in 2017 and 4,000,000 in 2016	-	96,850
General Partnership Capital; 178,285,236 and 175,140,760 units issued and outstanding in 2017 and 2016, respectively	1,815,411	1,762,764
Accumulated other comprehensive income (loss)	2,056	(2,122)
Total Brandywine Operating Partnership, L.P.'s equity	1,817,467	1,857,492
Noncontrolling interest - consolidated real estate ventures	2,215	2,150
Total partners' equity	$1,819,682	$1,859,642
Total liabilities and partners' equity	$3,995,448	$4,099,213

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit information)

	Years ended December 31,
	2017	2016	2015
Revenue
Rents	$412,333	$421,505	$486,731
Tenant reimbursements	72,620	70,629	85,722
Termination fees	2,370	2,339	4,797
Third party management fees, labor reimbursement and leasing	28,345	26,674	18,764
Other	4,825	4,316	6,617
Total revenue	520,493	525,463	602,631
Operating expenses:
Property operating expenses	150,835	152,926	181,170
Real estate taxes	45,204	46,252	50,623
Third party management expenses	9,960	10,270	6,294
Depreciation and amortization	179,357	189,676	219,029
General and administrative expenses	28,538	26,596	29,406
Provision for impairment	3,057	40,517	82,208
Total operating expenses	416,951	466,237	568,730
Operating income	103,542	59,226	33,901
Other income (expense):
Interest income	1,113	1,236	1,224
Tax credit transaction income	-	-	19,955
Interest expense	(81,886)	(84,708)	(110,717)
Interest expense - amortization of deferred financing costs	(2,435)	(2,696)	(4,557)
Interest expense - financing obligation	-	(679)	(1,237)
Equity in loss of Real Estate Ventures	(8,306)	(11,503)	(811)
Net gain on disposition of real estate	31,657	116,983	20,496
Net gain on sale of undepreciated real estate	953	9,232	3,019
Net gain from remeasurement of investments in real estate ventures	-	-	758
Net gain on Real Estate Venture transactions	80,526	20,000	7,229
Loss on early extinguishment of debt	(3,933)	(66,590)	-
Net income (loss) before income taxes	121,231	40,501	(30,740)
Income tax benefit	628	-	-
Net income (loss)	121,859	40,501	(30,740)
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	(29)	(15)	3
Net income (loss) attributable to Brandywine Operating Partnership	121,830	40,486	(30,737)
Distribution to preferred unitholders	(2,032)	(6,900)	(6,900)
Preferred unit redemption charge	(3,181)	-	-
Amounts allocated to unvested restricted unitholders	(327)	(341)	(329)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$116,290	$33,245	$(37,966)

Basic income (loss) per Common Partnership Unit:	$0.66	$0.19	$(0.21)

Diluted income (loss) per Common Partnership Unit:	$0.65	$0.19	$(0.21)

Basic weighted average common partnership units outstanding	176,964,149	176,523,800	179,697,262
Diluted weighted average common partnership units outstanding	178,287,965	177,516,451	179,697,262

Distributions declared per Common Partnership Unit	$0.66	$0.63	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$121,859	$40,501	$(30,740)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	2,948	2,371	(1,010)
Reclassification of realized losses on derivative financial instruments to operations, net (1)	1,230	1,104	420
Total comprehensive income (loss)	4,178	3,475	(590)
Comprehensive income (loss)	126,037	43,976	(31,330)
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	(29)	(15)	3
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$126,008	$43,961	$(31,327)

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years ended December 31, 2017, 2016 and 2015

(in thousands, except Units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2014	4,000,000	$96,850	179,293,160	$2,041,902	$(5,007)	$1,010	$2,134,755
Net income (loss)				(30,740)		3	(30,737)
Other comprehensive loss					(590)		(590)
Deferred compensation obligation			88,146	(2)			(2)
Repurchase and retirement of LP units			(5,209,437)	(67,430)			(67,430)
Issuance of partnership interest in consolidated real estate ventures						1,025	1,025
Bonus share issuance			8,447	125			125
Share Choice Plan Issuance			(1,423)				-
Share-based compensation activity			509,675	5,097			5,097
Adjustment of redeemable partnership units to liquidation value at period end				1,533			1,533
Reallocation of noncontrolling interest				6		(6)	-
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions declared to general partnership unitholders ($0.60 per unit)				(106,899)			(106,899)
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977
Net income				40,486		15	40,501
Other comprehensive income					3,475		3,475
Deferred compensation obligation			(8,311)	(47)			(47)
Issuance of partnership interest in consolidated real estate venture						109	109
Conversion of LP Units to Common shares			55,303	875			875
Share-based compensation activity			405,200	5,763			5,763
Adjustment of redeemable partnership units to liquidation value at period end				(2,622)			(2,622)
Reallocation of noncontrolling interest				6		(6)	-
Redemption value of limited partnership units				(875)			(875)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions declared to general partnership unitholders ($0.63 per unit)				(110,614)			(110,614)
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				121,830		29	121,859
Other comprehensive income					4,178		4,178
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(52,971)	(768)			(768)
Issuance of LP Units			2,858,991	50,726			50,726
Issuance of partnership interest in consolidated real estate venture						85	85
Distributions from consolidated real estate venture						(48)	(48)
Share Choice Plan issuance			(1,423)
Bonus share issuance			6,752	110			110
Share-based compensation activity			333,127	6,697			6,697
Adjustment of redeemable partnership units to liquidation value at period end				(4,099)		(1)	(4,100)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions declared to general partnership unitholders ($0.66 per unit)				(116,636)			(116,636)
BALANCE, December 31, 2017	-	$-	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$121,859	$40,501	$(30,740)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	179,357	189,676	219,029
Amortization of deferred financing costs	2,435	2,696	4,557
Amortization of debt discount/(premium), net	1,569	1,471	(755)
Amortization of stock compensation costs	4,883	4,310	5,065
Settlement of hedge transaction	-	-	(5,266)
Straight-line rent income	(27,115)	(28,351)	(23,668)
Amortization of acquired above (below) market leases, net	(3,071)	(6,529)	(7,960)
Straight-line ground rent expense	88	88	88
Provision for doubtful accounts	2,207	1,865	2,489
Net gain on real estate venture transactions	(80,526)	(20,000)	(7,418)
Net gain on sale of interests in real estate	(32,610)	(126,215)	(23,515)
Preacquisition cost write-off	-	-	1,299
Net gain from remeasurement of investment in real estate ventures	-	-	(758)
Loss on early extinguishment of debt	3,933	66,590	-
Provision for impairment	3,057	40,517	82,208
Tax credit transaction income	-	-	(19,955)
Other than temporary impairment	4,844	-	-
Real Estate Venture loss in excess of distributions	3,462	12,125	2,034
Deferred financing obligation	-	(679)	(1,237)
Income tax benefit	(628)	-	-
Changes in assets and liabilities:
Accounts receivable	(6,266)	2,373	(848)
Other assets	1,188	(155)	837
Accounts payable and accrued expenses	4,004	(8,004)	4,083
Deferred income, gains and rent	(1,482)	137	(521)
Other liabilities	829	685	(1,894)
Net cash provided by operating activities	182,017	173,101	197,154

Cash flows from investing activities:
Acquisition of properties	(72,523)	(20,406)	(150,472)
Acquisition of property - 1031 exchange funds applied	-	-	(62,812)
Proceeds from the sale of properties	171,860	784,331	247,228
Sale of property - 1031 exchange funds held in escrow	-	-	62,800
Net proceeds from the contribution of properties to an unconsolidated real estate venture	-	-	50,158
Proceeds from real estate venture sales	145,416	21,022	6,100
Issuance of mortgage note receivable	-	(3,380)	-
Proceeds from repayment of mortgage notes receivable	151	-	88,000
Capital expenditures for tenant improvements	(60,586)	(51,398)	(97,851)
Capital expenditures for redevelopments	(34,679)	(11,909)	(48,367)
Capital expenditures for developments	(66,915)	(191,184)	(179,927)
Advances for the purchase of tenant assets, net of repayments	18	(784)	308
Investment in unconsolidated Real Estate Ventures	(6,638)	(28,610)	(68,549)
Deposits for real estate	573	(746)	(878)
Escrowed cash	-	6,992	516
Cash distribution from unconsolidated Real Estate Ventures in excess of cumulative equity income	20,781	13,065	8,557
Leasing costs paid	(17,657)	(16,083)	(21,263)
Net cash provided by (used in) investing activities	79,801	500,910	(166,452)

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	86,900	130,000
Repayments of mortgage notes payable	(4,931)	(357,151)	(222,836)
Proceeds from unsecured term loan borrowing	-	-	50,000
Proceeds from credit facility borrowings	341,000	195,000	89,000
Repayments of credit facility borrowings	(341,000)	(195,000)	(89,000)
Proceeds from unsecured notes	550,131	-	-
Repayments of unsecured notes	(628,590)	(149,919)	-
Debt financing costs paid	(4,727)	(495)	(5,202)
Net proceeds from issuance of common units	51,225	-	-
Redemption of preferred shares	(100,000)	-	-
Proceeds from the exercise of stock options	1,229	1,286	127
Shares used for employee taxes upon vesting of share awards	(674)	(879)	(2,055)
Partner contributions to consolidated real estate venture	85	108	1,025
Partner distributions from consolidated real estate venture	(48)	-	-
Repurchase and retirement of common shares	-	-	(67,320)
Distributions paid to preferred and common partnership units	(117,258)	(116,636)	(115,249)
Net cash used in financing activities	(253,558)	(536,786)	(231,510)
Increase (decrease) in cash and cash equivalents	8,260	137,225	(200,808)

	Years Ended December 31,
	2017	2016	2015
Cash and cash equivalents at beginning of year	193,919	56,694	257,502
Cash and cash equivalents at end of period	$202,179	$193,919	$56,694

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2017, 2016 and 2015 of $3,527, $12,835 and $12,150, respectively	$83,139	$97,843	$124,953
Cash paid for income taxes	225	-	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,456	30,032	28,249
Change in investment in real estate ventures as a result of dispositions	(64,792)	(2,023)	-
Change in investment in real estate ventures related to non-cash disposition of property	-	25,165	(25,127)
Change in operating real estate related to non-cash property disposition	-	-	25,127
Change in real estate investments related to non-cash property acquisition	-	-	(66,324)
Change in investments in joint venture related to non-cash acquisition of property	-	-	66,324
Change in other liabilities from contingent consideration related to a business combination	-	-	1,585
Change in operating real estate from contingent consideration related to a business combination	-	-	(1,585)
Change in other liabilities from a deferred payment related to an asset acquisition	-	-	2,000
Change in operating real estate from a deferred payment related to an asset acquisition	-	-	(2,000)
Change in real estate ventures as a result of other than temporary impairment	(4,844)	-	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	44,313	-
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	(12,642)	-
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	(20,582)	-
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	(12,384)	-
Change in capital expenditures financed through accounts payable at period end	(6,953)	8,222	(7,654)
Change in capital expenditures financed through retention payable at period end	(159)	848	6,104
Change in unfunded tenant allowance	-	-	(273)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016, AND 2015

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2017, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.”

As of December 31, 2017, the Company owned 93 properties that contain an aggregate of approximately 16.4 million net rentable square feet and consist of 81 office properties, five mixed-use properties, one retail property (87 properties, collectively the “Core Properties”), two development properties and four redevelopment properties (collectively, the “Properties”).  In addition, as of December 31, 2017, the Company owned interests in 13 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), seven of which own properties that contain approximately 6.7 million net rentable square feet of office space; three of which own, in aggregate, 4.4 acres of land held for development; one that owns 1.3 acres in active development; and two that own residential towers that contain 345 and 321 apartment units, respectively.  Subsequent to December 31, 2017, the Company completed transactions that reduced our interests in Real Estate Ventures and, as of the date of this Form 10-K, the Company owns interests in ten Real Estate Ventures. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information.

In addition to the Core Properties, as of December 31, 2017, the Company owned land held for development, comprised of 212 acres of undeveloped land, of which 13.1 acres were held for sale, and held options to purchase approximately 60 additional acres of undeveloped land. As of December 31, 2017, the total potential development that these land parcels could support, including the parcels under option, under current zoning and entitlements, amounted to an estimated 14.8 million square feet, of which 0.1 million square feet relates to the 13.1 acres held for sale.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Richmond, Virginia; Wilmington, Delaware and Austin, Texas. In addition to managing properties that the Company owns, as of December 31, 2017, the Company was managing approximately 8.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

All references to building square footage, rentable square feet, acres, occupancy percentage the number of buildings and tax basis are unaudited.

The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BTRS, Inc. (“BTRS”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). BRSCO, BTRS and BPI are each a taxable REIT subsidiary. As of December 31, 2017, the Operating Partnership owns, directly and indirectly, 100% of each of BRSCO, BTRS, BPI, BBL, BPM and BBS.  As of December 31, 2017, the Management Companies were managing properties containing an aggregate of approximately 25.2 million net rentable square feet, of which approximately 16.4 million net rentable square feet related to Properties owned by the Company and approximately 8.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Out of Period Adjustment

The Company recorded $1.2 million of impairment charges during the quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the three-month period ended March 31, 2017 and the year ended December 31, 2017. Management concluded that these misstatements were not material to any prior period, nor were they material to the consolidated financial statements as of and for the twelve-month periods ended December 31, 2017 and 2016.

Reclassifications

During the first quarter of 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires the Company to reclassify employer tax payments on account of employee tax withholdings on share-based awards from operating activities to financing activities in the consolidated statement of cash flows.  As a result of the adoption, $0.9 million and $2.1 million of cash outflows have been reclassified in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively, from operating activities to financing activities. There was no other impact from the adoption of this guidance.

Principles of Consolidation

The Company consolidates variable interest entities (“VIEs”) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct those matters that most significantly impact the activities of the VIE and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For entities that the Company has the obligations to fund losses, its maximum exposure to loss is not limited to the carrying amount of its investments.  As of December 31, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $768.9 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. As of December 31, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira (guarantee cancelled upon the disposition of the Company’s interest in evo at Cira subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information); (ii) a $0.4 million payment guarantee on a loan provided to PJP VII; and (iii) up to a $41.3 million payment guaranty on a loan provided to 4040 Wilson.

When an entity is not deemed to be a VIE, the Company consolidates entities for which it has significant decision making control over the entity’s operations. The Company’s judgement with respect to its level of influence or control of an entity involves consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as managing member. The Company continuously assesses its determination of the primary beneficiary for each entity and assesses reconsideration events that may cause a change in the original determinations. The portion of the consolidated entities that are not owned by the Company is presented as noncontrolling interest as of and during the periods consolidated. All intercompany transactions have been eliminated in consolidation.

As of December 31, 2017 and 2016, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $412.9 million and $417.1 million, respectively, and total liabilities of $250.4 million and $254.6 million, respectively.

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

Operating Properties

Operating properties are carried at historical cost less accumulated depreciation and impairment losses. The value of operating properties reflects their purchase price or development cost. Acquisition costs related to business combinations are expensed as incurred, whereas the costs related to asset acquisitions are capitalized as incurred. Costs incurred for the renovation and betterment of an operating property are capitalized to the Company’s investment in that property. Ordinary repairs and maintenance are expensed as incurred.

Purchase Price Allocation

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are written off.

The Company allocates the purchase price of properties considered to be business combinations and asset acquisitions to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease (including the below market fixed renewal period, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases, including any below market fixed-rate renewal option periods that are considered probable.

Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rents at market rates during the expected lease-up periods, which primarily range from four to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price.  The Company also evaluates tenant relationships on a tenant-specific basis.  On most of the Company’s acquisitions, this intangible has been deemed immaterial, in which case no related intangible asset value is assigned.

In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, is charged to expense and market rate adjustments (above or below) is recorded to revenue.

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

Construction-in-Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. Internal direct construction costs totaling $6.1 million in 2017, $6.7 million in 2016, $7.3 million in 2015 and interest totaling $3.1 million in 2017, $10.9 million in 2016, and $10.2 million in 2015 were capitalized related to the development of certain properties and land holdings.

During the years ended December 31, 2017, 2016 and 2015, the Company’s internal direct construction costs are comprised entirely of capitalized salaries.  The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2017	2016	2015
Development	$4,390	$3,182	$2,641
Redevelopment	319	144	221
Tenant Improvements	1,354	3,391	4,429
Total	$6,063	$6,717	$7,291

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets for impairment following the end of each quarter using cash flow projections and estimated fair values for each of its properties where events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company updates leasing and other assumptions regularly, paying particular attention to properties where there is an event or change in circumstances that indicate an impairment in value. Additionally, the Company considers strategic decisions regarding the future development plans for property under development and other market factors. For long-lived assets to be held and used, the Company analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that the Company will dispose of assets earlier, it analyzes the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various probable hold periods. If the recovery analysis indicates that the carrying value of the tested property is not recoverable, the property is written down to its fair value and an impairment loss is recognized. In such case, an impairment loss is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when the Company’s plans change, it revises its recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with its revised plans.

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

The Company generally considers assets to be “held for sale” when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, the Company stops depreciating the property and estimates the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized, reducing the net carrying value of the property to estimated fair value less selling costs. For periods in which a property is classified as held for sale, the Company classifies the assets and liabilities, as applicable, of the property as “held for sale” on the consolidated balance sheet for such periods.

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

Impairment of Land Held for Development

When demand for build-to-suit office space declines and the ability to sell land held for development deteriorates, or other market factors indicate possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.

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

Accounts Receivable and Accrued Rent Receivable

Generally, leases with tenants are accounted for as operating leases. Minimum annual rentals under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms are recorded as “Accrued rent receivable, net” on the accompanying consolidated balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2017 and 2016, no tenant represented more than 10% of accounts receivable and accrued rent receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $3.5 million and $13.6 million in 2017, respectively, and $2.4 million and $13.7 million in 2016, respectively. The tenant receivables allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants Standard Industrial Classification (SIC). The accrued rent receivable allowance percentages are also based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time, the Company ceases capitalizing interest to its investment basis. During the twelve months ended December 31, 2017, 2016 and 2015, the Company capitalized interest expense of $0.4 million, $1.9 million and $2.0 million.

On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent that an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Management is required to make significant judgements about the fair value of its ownership interests to determine if an impairment exists. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

When the Company acquires an interest in or contributes assets to a real estate venture project, the difference between the Company’s cost basis in the investment and the value of the real estate venture or asset contributed is amortized over the life of the related assets, intangibles and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated Real Estate Ventures. For purposes of cash flow presentation, distributions from unconsolidated Real Estate Ventures are presented as part of operating activities when they are considered as a return on investments. The Company elected, in connection with its adoption of ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15) during the fourth quarter of 2016, to continue to account for distributions in excess of the Company’s share in the cumulative unconsolidated Real Estate Ventures’ earnings as return of investments and present as investing activities on the Company’s cash flow statements. The Company’s historical accounting treatment was consistent with this election.

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

Notes Receivable

The Company accounts for notes receivable on its balance sheet at amortized cost, net of allowance for loan losses. Interest income is recognized over the term of the notes receivable and is calculated based on the terms of the contractual terms of each note agreement.

Notes receivable are placed on nonaccrual status when management determines, after considering economic and business conditions and collection efforts, that the loans are impaired or collection of interest is doubtful. Uncollectible interest previously accrued is recognized as bad debt expense. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received.

A note receivable was given to an unaffiliated third party during the third quarter of 2016 to facilitate its acquisition and development of an industrial facility located in Pennsauken, New Jersey. The loan matures three years after the payment commencement date, which is 90 days after substantial completion of the development, and bears interest at 6.3% during year one, 7.0% during year two and 8.0% during year three. The Company evaluated its investment in the note receivable under ASC 310, “Receivables” and determined that the loan was provided at market terms and the Company does not participate in the residual profit of the unaffiliated third party. Accordingly, the investment, totaling $3.5 million as of December 31, 2017 and $3.4 million as of December 31, 2016, has been classified on the Company’s balance sheet as a note receivable within the “Other assets” caption on the accompanying consolidated balance sheets.

Deferred Financing Costs

Costs incurred in connection with debt financing are capitalized as a direct deduction from the carrying value of the debt, except for costs capitalized related to the Company’s revolving credit facility, which are capitalized within the “Deferred costs, net” caption on the accompanying consolidated balance sheets. Deferred financing costs are charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method. Deferred financing costs are accelerated, when debt is extinguished, as part of the “Interest expense-amortization of deferred financing costs” caption within the Company’s consolidated statements of operations. Original issue discounts are recognized as part of the gain or loss on extinguishment of debt, as appropriate.

Revenue Recognition

Rental revenue is recognized on the straight-line basis, which averages minimum rent over the terms of the lease from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases. The straight-line rent adjustment increased revenue by approximately $24.9 million in 2017, $26.3 million in 2016 and $21.6 million in 2015. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $2.2 million in 2017, $2.1 million in 2016 and $2.0 million in 2015. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.8 million in 2017, $2.0 million in 2016 and $1.8 million in 2015.

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

The Company receives leasing commission income, property management fees and third party development fees. Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis because such fees are contingent upon the collection of rents. The Company records development fees on a percentage of completion basis taking into account the risk associated with each project.

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

No tenant represented greater than 10% of the Company’s rental revenue in 2017, 2016 or 2015.

Income Taxes

Parent Company

The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state (in states that follow federal rules) income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, a nominal provision for federal and state (as applicable) income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state (as applicable) income taxes and may not be able to qualify as a REIT for the four subsequent tax years. The Parent Company is subject to certain local income taxes. Provision for federal income taxes is recorded in the income tax provision line item and state and local income taxes have been included in operating expenses in the Parent Company’s Consolidated Statements of Operations and Comprehensive Income.

The tax basis of the Parent Company’s assets was $3.1 billion and $3.0 billion for the years ended December 31, 2017 and December 31, 2016, respectively.

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2017, 2016 or 2015.

The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items as of December 31, 2017 and December 31, 2016.

During January 2017, the Company placed into service the hotel operations at FMC Tower. In order for the income from hotel property investments to constitute “rents from real property” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income the Company earns cannot be derived from the operation of hotels.  Therefore, Operating Partnership leases our hotel property to its wholly owned taxable REIT subsidiary, BDN Management Inc. (the “BDNM TRS”). The BDNM TRS in turn engages a third-party eligible independent contractor to manage the hotel. The BDNM TRS is consolidated into the Company’s financial statements.

Legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

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

The tax basis of the Operating Partnership’s assets was $3.1 billion and $3.0 billion for the years ended December 31, 2017 and December 31, 2016, respectively.

The Operating Partnership may elect to treat a subsidiary REIT under Sections 856 through 860 of the Code, if applicable. Each subsidiary REIT would be required to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Code. If a subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT would be subject to certain local income taxes.

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

Earnings Per Unit

Basic EPS is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings, if any, of certain securities issued by the Operating Partnership, by the weighted average number of common unit equivalents outstanding during the year. Diluted EPS reflects the potential dilution that could occur from units issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options. Anti-dilutive units are excluded from the calculation.

Share-Based Compensation Plans

The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On May 18, 2017, an additional 2,663,886 awards were authorized for issuance, bringing the total authorized awards to 6,500,000. As of December 31, 2017, 3,838,008 awards had been granted, which included 2,238,590 awards for options and share appreciation rights, leaving 2,661,992 awards available for future issuance under the 1997 Plan.

The Company incurred share-based compensation expense of $6.3 million during 2017, of which $1.2 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred share-based compensation expense of $5.6 million and $7.3 million during 2016 and 2015, of which $1.0 million and $1.9 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

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

Accounting for Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities in accordance with the accounting standard for derivative and hedging activities. The accounting standard requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them on the balance sheet as either an asset or liability. See disclosures below related to the accounting standard for fair value measurements and disclosures.

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

•	Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little if any, related market activity or information.

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

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. As the application is prospective, there is no impact on the consolidated financial statement presented herein.

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

Under the modified retrospective approach, the Company is required to evaluate incomplete contracts as of December 31, 2017 to determine if the sale recognition of nonfinancial assets under ASU 2017-05 differs from ASC 360-20. The Company has identified three sale contracts that may not be considered completed contracts, as defined under ASU 2017-05 by December 31, 2017. Based on our final assessment of these sale contracts, the revenue and remaining gain on sale for each of these property sales will be recognized when the Company fulfills its performance obligations under each contract. Accordingly, the derecognition of nonfinancial assets and revenue recognition patterns are not expected to change under ASU 2017-05 when compared to ASC 360-20.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company early adopted ASU 2017-01 during the first quarter of 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

In November 2016, the FASB issued guidance requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents. Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents.  The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As of December 31, 2017 and December 31, 2016, we had $1.3 million and $0.7 million of restricted cash, respectively, on our consolidated balance sheets. Subsequent to the adoption of this ASU, restricted cash balances will be included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating and investing sections of our consolidated statements of cash flows.

In June 2016, the FASB issued guidance that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is in the process of evaluating the impact of this new guidance and determined that the adoption of the guidance will have an impact on the Company’s estimation of its allowance for doubtful accounts. The Company has not quantified the impact that this guidance will have on its consolidated financial statements.

In May 2016, the FASB issued guidance amending the revenue from contracts with customers standard issued in May 2014. The amendments are intended to address implementation issues that were raised by stakeholders and discussed by the Joint Transition Resource Group, and provide additional practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts at transition. In accordance with the FASB election to defer the effective date of the revenue recognition standard by one year, reporting entities may choose to adopt the standard as of its original effective date or for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Calendar year-end reporting entities are therefore required to apply the new revenue guidance beginning in their 2018 interim and annual financial statements. The Company has evaluated the impact of this new guidance and has determined that the impact of the adoption of this guidance is not material to its financial results. In order to evaluate this standard, the Company analyzed all of its revenue streams except for rental revenue because rental revenue recognition is under the scope of ASC 842. The results of the final assessment are as follows:

•	The Company analyzed its tenant reimbursement revenue and determined that the performance obligations set forth in the Company’s lease agreements will not change the revenue recognition pattern.
•

The Company identified similar performance obligations under this standard as compared with deliverables and separate units of account previously identified for leasing commissions, management fees, parking revenue, hotel and restaurant revenues and other sundry revenues. As a result, the Company determined that the timing of its leasing commissions, management fees, parking revenue, hotel and restaurant revenues and other sundry revenues will remain the same.

•

The Company determined that its revenue recognition pattern for development fee revenues will change under the revenue from contracts with customers standard. For all contracts that are not complete as of December 31, 2017, the Company will adopt the input method under the accounting standard. This methodology replaces the percentage of completion method under the current revenue recognition accounting guidance. Although the accounting under the input method is similar to the percentage of completion method, variable income components are evaluated differently under revenue with contracts from customers when compared to the current revenue recognition standard. Additionally, the Company currently recognizes development fee revenue related to its development services provided for certain third party customers under the completed contract method of accounting. This concept is no longer relevant under the new standard because the Company can measure the inputs that are included in the construction services provided to third party customers and will recognize development fee revenue over time rather than at a point in time. As of December 31, 2017, there are no open development contracts, as defined by the accounting standard. As a result, there is no impact of this standard on current development fee income.

•	Currently, the Company is evaluating the disclosure requirements in the guidance and has not determined the impact on the footnote disclosures to its consolidated financial statements.

In February 2016, the FASB issued guidance modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted. The ASU is expected to have the following impact on the Company’s consolidated financial statements:

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

•	ASC 842 is expected to impact the Company’s consolidated financial statements as the Company has land lease arrangements for which it is the lessee.
•

The Company will expense additional costs related to leasing efforts under ASC 842 compared to the previous GAAP because certain activities performed by personnel involved in the leasing process will no longer be considered incremental costs to execute a lease agreement.

•

The Company’s equity-method investments may adopt the standard using the timeline otherwise afforded private companies. The Company anticipates the impact of ASC 842 will be similar to the items described above.

In January 2018, the FASB issued a proposed amendment to the lease ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

We have not completed our analysis of this ASU. If the proposed practical expedient mentioned above is adopted and we elect it, we expect tenant recoveries that qualify as nonlease components will be presented under a single lease component presentation. However, without the proposed practical expedient, we expect that our tenant recoveries would be separated into lease and nonlease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries pertaining to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

3. REAL ESTATE INVESTMENTS

As of December 31, 2017 and 2016 the gross carrying value of the Company’s Properties was as follows (in thousands):

	December 31,	December 31,
	2017	2016
Land	$492,197	$469,522
Building and improvements	2,896,113	2,683,087
Tenant improvements	444,038	433,686
Operating properties	3,832,348	3,586,295
Assets held for sale - real estate investments (a)	-	73,591
Total	$3,832,348	$3,659,886
(a)

Real estate investments related to assets held for sale above represents gross real estate assets and does not include accumulated depreciation, land held for development or other assets on the balance sheets of the properties held for sale. See 2016 Held for Sale section below.

Acquisitions and Dispositions

2017

Acquisitions

On October 13, 2017, the Company acquired, through a 99-year prepaid ground lease, the leasehold interest in an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as One Drexel Plaza, for a gross purchase price of $35.0 million. The purchase of One Drexel Plaza is an asset acquisition under ASU 2017-01. As such, the Company capitalized $2.8 million of acquisition-related costs. The Company utilized a number of sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangibles assets acquired. The purchase price has been allocated as follows (in thousands):

October 13, 2017
Building and improvements	$30,583
Construction-in-progress	672
Intangible assets acquired (a)	10,575
Below market lease liabilities assumed (b)	(4,055)
$37,775

(a)Weighted average amortization period of 7.9 years.

(b)Weighted average amortization period of 7.0 years.

One Drexel Plaza contributed approximately $1.2 million of revenue and approximately $0.4 million of net loss in the Company’s consolidated statements of operations, for the period from October 13, 2017 through December 31, 2017.

On July 28, 2017, the Company acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for $32.7 million. The acquisition was the Section 1031 exchange receiver for the sale of Concord Airport Plaza. See property disposition table below.

The purchase of 3000 Market Street is an asset acquisition under ASU 2017-01. As such, the Company capitalized $0.7 million of acquisition-related costs and allocated the purchase price, consisting of the contractual purchase price of $32.0 million and the acquisition related costs, to the tangible and intangible assets. The Company utilized a number of sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangibles assets acquired. The purchase price has been allocated as follows (in thousands):

July 28, 2017
Building, land and improvements	$32,004
Intangible assets acquired (a)	2,562
Below market lease liabilities assumed (b)	(1,818)
$32,748

(a)Weighted average amortization period of 5.9 years.

(b)Weighted average amortization period of 6.0 years.

3000 Market Street contributed approximately $0.8 million of revenue and a $0.5 million of net loss in the Company’s consolidated statements of operations, for the period from July 28, 2017 through December 31, 2017.

Dispositions

The Company sold the following properties during the twelve-month period ended December 31, 2017 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
November 22, 2017	11, 14, 15, 17 and 18 Campus Boulevard (Newtown Square)	Newtown Square, PA	Office	5	252,802	$42,000	$40,459	$19,642
October 31, 2017	630 Allendale Road	King of Prussia, PA	Office	1	150,000	17,500	16,580	3,605
June 27, 2017	Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center)	Marlton, NJ	Office	4	134,794	9,700	8,650	(325)	(b)
June 12, 2017	7000 Midlantic Drive	Mount Laurel, NJ	Retail	1	10,784	8,200	7,714	1,413
March 30, 2017	200, 210 & 220 Lake Drive East (Woodland Falls)	Cherry Hill, NJ	Office	3	215,465	19,000	17,771	(249)	(c)
March 15, 2017	Philadelphia Marine Center (Marine Piers)	Philadelphia, PA	Mixed-use	1	181,900	21,400	11,182	6,498	(d)
March 13, 2017	11700, 11710, 11720 & 11740 Beltsville Drive (Calverton)	Beltsville, MD	Office	3	313,810	9,000	8,354	-	(e)
February 2, 2017	1200 & 1220 Concord Avenue (Concord Airport Plaza)	Concord, CA	Office	2	350,256	33,100	32,010	551	(f)
Total Dispositions				20	1,609,811	$159,900	$142,720	$31,135

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, which reduced the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The loss on sale in the table above represents additional closing costs.

(c)

As of December 31, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of three properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $7.3 million at December 31, 2016, reducing the aggregate carrying values of the properties from $25.8 million to their estimated fair value of $18.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.75% and 9.00%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The loss on sale in the table above represents additional closing costs.

(d)

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash. The $9.4 million balance of the purchase is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASC 360-20, “Real Estate Sales,” the Company determined that it is appropriate to account for the sales transaction under the cost recovery method. The Company received cash proceeds of $11.2 million, after closing costs and prorations, and the net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million will be recognized on the second purchase price installment date. Prior to its sale, the Marine Piers had been classified as mixed-use within the Company’s property count.

(e)

During the fourth quarter of 2016, the Company recognized a $3.0 million impairment related to these properties. During the first quarter of 2017, there was a price reduction of $1.7 million under the agreement of sale and an additional impairment of $1.7 million was recognized.

(f)

During the fourth quarter of 2016, the Company recognized an $11.5 million impairment related to these properties. This sale was designated as a like-kind exchange under Section 1031 of the Internal Revenue Code (“IRC”) and, as such, the proceeds, totaling $32.0 million after closing costs and prorations, were deposited with a Qualified Intermediary, as defined under the IRC. The proceeds received at closing were recorded as “Other assets” in the Company’s consolidated balance sheets. During the third quarter of 2017, the Company acquired 3000 Market Street in Philadelphia, Pennsylvania using the full balance of the Section 1031 proceeds. See “Acquisition” section above.

In addition to the amounts in the table above, the Company recorded a $0.5 million gain during the first quarter of 2017 from the receipt of additional proceeds from the disposition of Cira Square in 2016. For further information relating to this sale, see the dispositions table in the 2016 section below.

The Company sold the following land parcels during the twelve-month period ended December 31, 2017 (dollars in thousands):

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

(a)

During the fourth quarter of 2016, the Company recognized an impairment of $3.0 million. During the second quarter of 2017, the Company recorded a held for sale impairment charge of $0.3 million, reducing the aggregate carrying value of the land parcel from $5.9 million to its estimated fair value less costs to sell of $5.6 million. The fair value measurement is based on pricing in the purchase and sale agreement for the property. As the pricing in the purchase and sale agreement is unobservable, the Company determined that the input utilized to determine fair value for the property falls within Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” The land parcel was sold on July 18, 2017.

(b)

The Company has a continuing involvement in this property through a completion guaranty, which requires the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The Company recorded the cash received at settlement as “Deferred income, gains and rent” on the Company’s consolidated balance sheet and the Company will recognize the sale upon completion of infrastructure improvements. See Note 19, “Commitments and Contingencies” for further discussion of the infrastructure improvements.

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

Held for Use Impairment

As of December 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended December 31, 2017.

As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered an assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, reflected in the results for the twelve-month period ended December 31, 2017, reducing the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

Land Impairment

As of December 31, 2017, the Company evaluated the recoverability of the carrying value of its land parcels that triggered assessment. Based on the analysis, no impairment charges were identified during the three-month period ended December 31, 2017. See above land disposition table for detail of the Bishop’s Gate land parcel, on which a $0.3 million impairment charge was recorded as of June 30, 2017.

Held for Sale

As of December 31, 2017, the Company had land held for development, consisting of a 13.1-acre parcel of land located in the Company’s Other segment, classified as held for sale but which did not meet the criteria to be classified within discontinued operations. Accordingly, as of December 31, 2017, $0.4 million was reclassified from ‘Land held for development’ to ‘Assets held for sale, net’ on the consolidated balance sheets.  There were no other reclassifications related to this parcel of land. As of December 31, 2017, the carrying value of the land was less than the fair value less the anticipated costs of sale and, as such, the Company expects to record a nominal gain on sale. The fair value measurement is based on the pricing in the purchase and sale agreement.

The sale of the Company’s fee interest in the property referenced above does not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of this property remains classified within continuing operations for all periods presented. See Note 20, "Subsequent Events," for further information regarding this disposition.

2016

Acquisition

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. The Company accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on its consolidated balance sheet. The Company funded the acquisition with $20.4 million of available corporate funds, net of prorations and other adjustments. As of December 31, 2017, the Company sold 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of December 31, 2016, the land under this agreement of sale did not meet the criteria to be classified as held for sale. The Company has a continuing involvement through a completion guaranty, which requires the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. See “2017” section above for information related to the sale of 1.7 acres.

Dispositions

The Company sold the following properties during the twelve-month period ended December 31, 2016 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)
October 13, 2016	620, 640, 660 Allendale Road	King of Prussia, PA	3	156,669	$12,800	$12,014	$2,382
September 1, 2016	1120 Executive Plaza	Mt. Laurel, NJ	1	95,183	9,500	9,241	(18)	(b)
August 2, 2016	50 East Clementon Road	Gibbsboro, NJ	1	3,080	1,100	1,011	(85)
May 11, 2016	196/198 Van Buren Street (Herndon Metro Plaza I&II)	Herndon, VA	2	197,225	44,500	43,412	(752)	(c)
February 5, 2016	2970 Market Street (Cira Square)	Philadelphia, PA	1	862,692	354,000	350,150	115,828
February 4, 2016	Och-Ziff Portfolio	Various	58	3,924,783	398,100	353,971	(372)	(d)
Total Dispositions			66	5,239,632	$820,000	$769,799	$116,983

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
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
(b)

The carrying value of the land exceeded the fair value less the anticipated costs of sale as of December 31, 2015. Therefore the Company recognized an impairment loss of $0.3 million during the three-month period ended December 31, 2015. There was no gain or loss recognized on the sale during 2016.

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

During the three-month period ended June 30, 2016, the Company evaluated the recoverability of the carrying value of its properties that triggered an assessment under the undiscounted cash flow model. Based on the analysis, the Company determined that due to the reduction in the Company’s intended hold period of a property located in the Metropolitan D.C. segment, the Company would not recover the carrying values of that property. Accordingly, the Company recorded an impairment charge on the property of $3.9 million at June 30, 2016, reducing the aggregate carrying value of the property from $37.4 million to its estimated fair value of $33.5 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rate and a discount rate of 7.75% and 8.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

During the three-month period ended March 31, 2016, the Company evaluated the recoverability of the carrying value of the properties that triggered an assessment under the undiscounted cash flow model. Based on the analysis, the Company determined that due to a reduction in the Company’s intended hold period, the Company would not recover the carrying value of two properties located in its Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $7.4 million at March 31, 2016 reducing the aggregate carrying values of these properties from $51.9 million to their estimated fair values of $44.5 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 7.0%. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

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

The sales of the Company’s fee interests in the properties referenced above do not represent a strategic shift that has a major effect on the Company's operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented. See “2017” section above for further information regarding these dispositions.

2015

Acquisitions

On July 7, 2015, the Company acquired a 0.8 acre parcel of land located at 2100 Market Street in Philadelphia, Pennsylvania for $18.8 million. The Company funded $16.8 million of the purchase price with available corporate funds and the remaining $2.0 million of the purchase price was funded in 2017. The Company accounted for this transaction as an asset acquisition and capitalized a nominal amount of acquisition related costs and other costs as part of land inventory on its consolidated balance sheet. In connection with the purchase agreement, if certain land parcels adjacent to 2100 Market Street are acquired from unaffiliated third parties, the Company may be required to pay additional consideration to the seller of 2100 Market Street. The unaffiliated third parties are not party to this transaction and any land parcels acquired will be acquired in arm’s length transactions. The amount of additional consideration, if any, payable to the seller of 2100 Market Street cannot be determined at this time.

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

The Company previously accounted for its 50.0% noncontrolling interest in Broadmoor Austin Associates under the equity method of accounting. As a result of acquiring IBM's remaining 50.0% common interest in Broadmoor Austin Associates, the Company obtained control of Broadmoor Austin Associates and the Company's existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement. As a result, the Company recorded a $0.8 million gain on remeasurement.

Broadmoor Austin Associates contributed revenue, included in the Company’s consolidated statements of operations, of $25.4 million, $26.4 million and $13.2 million and net income of $6.9 million, net losses of $5.2 million and $7.2 million for the twelve-months ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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
(b)	Weighted average amortization period of 1.5 years

The unaudited pro forma information below summarizes the Company’s combined results of operations for the year ended December 31, 2015 as though the acquisition of Broadmoor Austin Associates was completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except for per share amounts).

December 31,
2015
Pro forma revenue	$612,649
Pro forma income (loss) from continuing operations	(36,704)
Pro forma net income (loss) available to common shareholders	(43,594)

Earnings (loss) per common share from continuing operations:
Basic -- as reported	$(0.17)
Basic -- as pro forma	$(0.21)

Diluted -- as reported	$(0.17)
Diluted -- as pro forma	$(0.21)

Earnings (loss) per common share:
Basic -- as reported	$(0.21)
Basic -- as pro forma	$(0.24)

Diluted -- as reported	$(0.21)
Diluted -- as pro forma	$(0.24)

On April 6, 2015, the Company acquired a 0.8 acre parcel of land, located at 25 M Street Southeast, Washington, D.C. for $20.3 million. The Company funded the cost of this acquisition with available corporate funds. The Company capitalized $0.3 million of acquisition related costs and these costs are included as part of land inventory on the Company's consolidated balance sheet. On May 12, 2015, the Company subsequently contributed the land parcel into a newly formed real estate venture known as 25 M Street Holdings, LLC (“25 M Street”), a joint venture between the Company and Jaco 25 M Investors, LLC (“Akridge”), an unaffiliated third party, with the intent to construct a 271,000 square foot Class A office property. The Company holds a 95.0% ownership interest in 25 M Street and Akridge contributed $1.0 million in cash for its 5.0% ownership interest in 25 M Street. The $1.0 million contribution from Akridge was distributed to the Company during 2015. 25 M Street is consolidated within the Company's financial statements. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. As of December 31, 2017, 25 M Street had not finalized development plans and total development costs, or obtained debt financing.

Based on the facts and circumstances at the formation of 25 M Street, the Company determined that 25 M Street is a variable interest entity (VIE) in accordance with the accounting standard for consolidation of VIEs. Accordingly, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 25 M Street. Under the operating and related agreements, the Company has the power to control substantially all of the activities which most significantly impact the economics of 25 M Street, and accordingly, 25 M Street is consolidated within the Company’s financial statements. As of December 31, 2017 and December 31, 2016, the carrying value of the project, which is included in the land held for development caption of the consolidated balance sheets, was $23.1 million and $22.4 million, respectively.

On April 2, 2015, the Company acquired, from an unaffiliated third party, a property located at 618 Market Street in Philadelphia, Pennsylvania, comprised of a 330-space parking garage and 14,404 net rentable square feet for $19.4 million. Although the property is currently fully operational, the Company intends to either redevelop the existing property or demolish and fully develop the property. As of December 31, 2017, the Company had not yet begun any such development or redevelopment plans. The purchase price includes contingent consideration, recorded at fair value and payable to the seller upon commencement of development, totaling $1.6 million, and cash of $17.8 million.

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

The fair value of contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level 3 for fair value reporting. As of December 31, 2017, there were no significant changes to the inputs and the liability remains within Level 3 for fair value reporting.

Dispositions

The Company sold the following office properties during the twelve-month period ended December 31, 2015 (dollars in thousands):

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
(b)

On December 31, 2015, the Company contributed two newly constructed four-story, Class A office buildings, commonly known as “Encino Trace,” containing an aggregate of approximately 320,000 square feet in Austin, Texas to one of its existing real estate ventures (the “Austin Venture”) that the Company formed in 2013 with G&I VII Austin Office LLC, an investment vehicle advised by DRA Advisors LLC (“DRA”). When these two properties were contributed to the Austin Venture the Company had incurred a total of $76.7 million of development costs, representing the contribution value.  In conjunction with the contribution: (i) the Austin Venture obtained a $30.0 million mortgage loan; (ii) DRA contributed $25.1 million in net cash to the capital of the Austin Venture, including a $1.8 million working capital contribution; and (iii) the Austin Venture distributed $50.2 million to the Company and credited the Company with a $23.3 million capital contribution to the Austin Venture. In addition to the contribution of the properties, the Company also made a $1.8 million cash contribution to the Austin Venture for working capital. The Company recognized a $2.0 million gain on the contribution. Under the Encino Trace loan agreement, the Austin Venture has the option, subject to certain leasing and loan-to-value requirements, to borrow an additional $29.7 million to fund tenant improvements and leasing commissions.

(c)	The Company recorded an impairment loss of $6.3 million for the Carlsbad office properties during the fourth quarter of 2015. As such, there was no gain at disposition for this property.
(d)	The Company recorded an impairment loss of $0.8 million for 100 Gateway Centre Parkway during the second quarter of 2015. As such, there was no gain at disposition for this property.
(e)

The Company recorded an impairment loss of $1.7 million for Lake Merritt Tower on March 31, 2015. As such, there was no gain at disposition for this property. Sales proceeds were deposited in escrow under Section 1031 of the Internal Revenue Code and applied to purchase the Broadmoor Austin portfolio. Refer to Broadmoor Austin Associates acquisition summary, above, for further details.

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

(b)

On December 23, 2015 the Company entered into a purchase and sale agreement to dispose of its equity interests in the office property located at 2970 Market Street in Philadelphia commonly known as 30th Street Main Post Office (“Cira Square”), which includes 862,692 square feet of rentable space and is fully leased to a single tenant.  As of December 31, 2015, the Company determined the sale was probable and classified the property as held for sale in accordance with applicable accounting standards for long lived assets. As the fair value less anticipated costs to sell exceeded the carrying value of the property no impairment loss was recorded.  The fair value measurement was based on the pricing in the purchase and sale agreement.  As the sales price is unobservable, the Company determined that the significant inputs used to value this real estate investment are Level 3 in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.” On February 5, 2016 the Company completed the disposition of its equity interests in Cira Square.

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

Held for Use Impairment

As of December 31, 2015, the Company evaluated the recoverability of the carrying value of its properties under the undiscounted cash flow model. Based on the analysis, it was determined that due to deteriorating operating results, increased market vacancy and a reduction in management’s intended hold period, the Company would not recover the carrying value of three properties located in the Company’s Metropolitan D.C. segment. Accordingly, the Company recorded an impairment charge of $27.5 million on December 31, 2015 reducing the aggregate carrying values of these properties from $40.4 million to their estimated fair values of $12.9 million. The Company determined these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.0%. The results were compared to indicative pricing in the market. The assumptions used to determine fair value are Level 3 inputs, respectively, in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurements and Disclosures.”

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2017, the Company held ownership interests in 13 unconsolidated Real Estate Ventures for an aggregate investment balance of $194.6 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of the possible development of office, residential and/or mixed-use properties. As of December 31, 2017, seven of the real estate ventures owned properties that contain an aggregate of approximately 6.7 million net rentable square feet of office space; three of the real estate ventures owned 4.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and two real estate ventures owned residential towers that contain 345 and 321 apartment units, respectively. Subsequent to December 31, 2017, the Company completed transactions that reduced its interests in Real Estate Ventures and, as of the date of this Form 10-K, the Company owns interests in ten Real Estate Ventures. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $6.4 million, $6.7 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $4.5 million, $3.8 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has outstanding accounts receivable balances from its Real Estate Ventures of $0.9 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.

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

The Company’s investment in Real Estate Ventures as of December 31, 2017 and 2016, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2017 and 2016 was as follows (in thousands):

	Ownership	Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%		Current Interest	Debt
	Percentage (a)	2017	2016	2017	2016	2017	2016	Rate	Maturity
Office Properties
Brandywine-AI Venture LLC (b) (h)	50%	$43,560	$67,809	$(4,465)	$(5,895)	$93,117	$131,539	3.94%	(c)
DRA (G&I) Austin (d) (h)	50%	13,972	52,886	(989)	(1,880)	249,481	405,734	3.51%	(e)
MAP Venture (f)	50%	15,450	20,893	(3,443)	(4,218)	180,800	180,800	L+6.25%	Feb 2018 (f)
Four Tower Bridge (g)	65%	3,032	2,286	746	602	9,749	9,961	5.20%	Feb 2021
PJP VII	25%	1,156	980	175	233	4,792	4,956	L+2.65%	Dec 2019
PJP II	30%	604	532	72	97	2,564	2,893	6.12%	Nov 2023
PJP VI	25%	179	142	38	97	7,370	7,652	6.08%	Apr 2023
1000 Chesterbrook Blvd. (h)		-	-	-	160	-	-
PJP V (h)		-	-	-	127	-	-
Invesco, L.P. (h)		-	-	-	261	-	-
Coppell Associates		-	-	-	12	-	-

Other
HSRE-BDN I, LLC (d)	50%	17,671	21,228	449	843	110,886	105,000	L+2.25%	Oct 2019
Brandywine 1919 Ventures (d) (i)	50%	22,268	27,462	(194)	(1,529)	88,860	79,250	L+1.75%	Oct 2018
TB-BDN Plymouth Apartments (h)		-	12,450	99	119	-	53,967

Development Properties
4040 Wilson (j)	50%	37,179	36,356	(255)	(270)	6,664	1,004	L+2.75%	Dec 2021
51 N Street	70%	21,212	20,318	(176)	(114)	-	-
1250 First Street Office	70%	17,867	17,304	(149)	(15)	-	-
Seven Tower Bridge (g)	20%	471	685	(214)	(133)	14,629	14,710	3.17%	(k)
		$194,621	$281,331	$(8,306)	$(11,503)	$768,912	$997,466

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
(b)

See “Brandywine - AI Venture: 7101 Wisconsin Avenue” and “Brandywine - AI Venture: Other Than Temporary Impairment” sections below for information discussing activity that occurred during 2017 relating to this venture.

(c)

The debt for these properties is comprised of two fixed rate mortgages: (1) $26.6 million with a 4.65% fixed interest rate due January 1, 2022, and (2) $66.5 million with a 3.22% fixed interest rate due August 1, 2019.

(d)

The basis differences associated with these ventures are allocated between cost and the underlying equity in the net assets of the investee and is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization). The Company increased its ownership interest in the HSRE-BDN I, LLC venture (also referred to as the “evo at Cira South Venture”) to 50% on March 2, 2016. On June 10, 2016, HSRE-BDN I, LLC refinanced its debt.  See “evo at Cira South Venture” section below for further details on these transactions. Also, see “Austin Venture” section below for information discussing this venture’s sale of eight office properties during 2017. Subsequent to December 31, 2017, the Company disposed of its interest in the evo at Cira South Venture. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information.

(e)

The debt for these properties includes three mortgages: (1) $133.6 million  that was swapped to a 1.43% fixed rate (for an all-in fixed rate of 3.44% incorporating the 2.01% spread) due November 1, 2018, (2) $28.7 million with a 4.50% fixed interest rate due April 6, 2019 and (3) $87.1 million that was swapped to a 1.36% fixed rate (or all-in fixed rate of 3.36% incorporating the 2.00% spread) due February 10, 2020. On October 18, 2017, the venture sold eight office buildings, seven of which were encumbered by an aggregate of $151.0 million of mortgage debt.

(f)

In order to fulfill interest rate protection requirements, a LIBOR interest rate cap of 1.75% was purchased, effective February 3, 2016 and maturing February 9, 2018, for a notional amount of $200.8 million. There are three options to extend the maturity date of the debt for three successive terms, each year representing a separate option. The first option to extend the maturity date has been exercised and extends the maturity date through February 9, 2019. The two remaining unexercised options extend the maturity through February 9, 2021.

(g)

Subsequent to December 31, 2017, the Company exchanged its 20% interest in Seven Tower Bridge to acquire the remaining 35% interest in Four Tower Bridge. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information.

(h)

On October 18, 2017, the DRA (G&I) Austin venture sold eight office properties in Austin, Texas containing 1,164,496 square feet and encumbered by $151.0 million of mortgage debt for a gross sales price of $333.3 million. On September 14, 2017, the BDN-AI Venture completed the sale of 7101 Wisconsin Avenue, an office property containing 239,904 rentable square feet, located in Bethesda, Maryland, for a gross sales price of $105.7 million. On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, LP. On September 22, 2016, the Company liquidated its 25% ownership interest in PJP V. On June 30, 2016, the Company liquidated its 50% ownership interest in the venture known as 1000 Chesterbrook. The ownership interest in Invesco, L.P. was sold prior to December 31, 2015, and on August 19, 2016, the Company assigned its residual profits interest to the general partner of Invesco. See below for further detail on these dispositions.

(i)	The stated rate for the construction loan is LIBOR + 1.75%. To fulfill interest rate protection requirements, an interest rate cap was purchased at 4.50%.
(j)	During the fourth quarter of 2017, 4040 Wilson obtained a secured construction loan with a total borrowing capacity of $150.0 million.
(k)

Comprised of two fixed rate mortgages totaling $8.0 million that matured on March 1, 2017, which are currently in default, and accrue interest at a current rate of 7.00%, a $0.7 million 3.00% fixed rate loan through its September 1, 2025 maturity, a $2.0 million 4.00% fixed rate loan with interest only through its February 7, 2018 maturity and a $3.9 million 3.25% fixed rate loan with interest only beginning March 11, 2018 through its March 11, 2020 maturity.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017				December 31, 2016
	DRA (G&I) Austin	Brandywine-AI Venture LLC	Other	Total	DRA (G&I) Austin	Brandywine-AI Venture LLC	Other	Total
Net property	$263,557	$158,960	$661,448	$1,083,965	$493,960	$229,160	$733,883	$1,457,003
Other assets	42,272	24,181	95,479	161,932	82,725	33,205	113,987	229,917
Other liabilities	24,131	4,493	69,083	97,707	40,280	6,440	82,967	129,687
Debt, net	248,700	92,917	424,803	766,420	403,671	131,161	454,906	989,738
Equity (a)	32,998	85,731	263,041	381,770	132,734	124,764	309,997	567,495

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2017, 2016 and 2015 (in thousands):

	Twelve-month period ended December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	Other	Total
Revenue	$85,500	$29,500	$101,271	$216,271
Operating expenses	(35,997)	(12,298)	(51,045)	(99,340)
Interest expense, net	(13,985)	(4,707)	(21,521)	(40,213)
Depreciation and amortization	(34,026)	(11,428)	(32,986)	(78,440)
Loss on extinguishment of debt	(2,613)	(811)	-	(3,424)
Net income (loss)	$(1,121)	$256	$(4,281)	$(5,146)
Ownership interest %	50%	50%	(a)
Company's share of net income (loss)	$(560)	$128	$(1,432)	$(1,864)
Other-than-temporary impairment (b)	-	(4,844)	-	(4,844)
Basis adjustments and other	(429)	251	(1,420)	(1,598)
Equity in loss of Real Estate Ventures	$(989)	$(4,465)	$(2,852)	$(8,306)

	Twelve-month period ended December 31, 2016
	DRA (G&I) Austin	Brandywine-AI Venture LLC	Other	Total
Revenue	$85,749	$31,047	$97,656	$214,452
Operating expenses	(37,643)	(13,654)	(51,895)	(103,192)
Provision for impairment (c)	-	(10,476)	-	(10,476)
Interest expense, net	(15,052)	(5,825)	(19,437)	(40,314)
Depreciation and amortization	(38,365)	(12,811)	(34,562)	(85,738)
Net loss (d)	$(5,311)	$(11,719)	$(8,238)	$(25,268)
Ownership interest %	50%	50%	(a)
Company's share of net loss	$(2,656)	$(5,860)	$(3,985)	$(12,501)
Basis adjustments and other	776	(35)	257	998
Equity in loss of Real Estate Ventures	$(1,880)	$(5,895)	$(3,728)	$(11,503)

	Twelve-month period ended December 31, 2015
	DRA (G&I) Austin	Brandywine-AI Venture LLC	Other	Total
Revenue	$78,367	$29,428	$57,133	$164,928
Operating expenses	(33,194)	(11,872)	(25,070)	(70,136)
Interest expense, net	(14,025)	(5,310)	(15,249)	(34,584)
Depreciation and amortization	(36,809)	(12,678)	(18,613)	(68,100)
Net loss	$(5,661)	$(432)	$(1,799)	$(7,892)
Ownership interest %	50%	50%	(a)	-
Company's share of net income (loss)	$(2,831)	$(216)	$455	$(2,592)
Basis adjustments and other	1,596	(13)	198	1,781
Equity in income (loss) of Real Estate Ventures	$(1,235)	$(229)	$653	$(811)

(a)	The Company’s unconsolidated ownership interests range from 20% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.
(b)	See “Brandywine - AI Venture: Other Than Temporary Impairment” section below.
(c)	See “Brandywine - AI Venture: Station Square Impairment” section below.
(d)	During the year ended December 31, 2016, there were $7.1 million of acquisition deal costs related to the formation of the MAP Venture.

As of December 31, 2017, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2018	$236,468
2019	390,707
2020	92,679
2021	17,162
2022	25,372
Thereafter	6,524
Total principal payments	768,912
Net deferred financing costs	(2,532)
Outstanding indebtedness	$766,380

Brandywine - AI Venture: 7101 Wisconsin Avenue

On September 14, 2017, the BDN-AI Venture completed the sale of 7101 Wisconsin Avenue, a property containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by $37.4 million first mortgage financing, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.8 million. Net of the first mortgage payoff and closing costs, BDN-AI Venture received cash proceeds of $63.6 million. For the Company’s 50% interest, it received net cash proceeds of $31.8 million and recognized a $13.8 million gain on the sale transaction. Subsequent to the sale transaction, the BDN-AI Venture continued to own five properties containing an aggregate of 874,479 rentable square feet.

Brandywine - AI Venture: Other Than Temporary Impairment

As of September 30, 2017, the Company evaluated the recoverability of its investment basis in BDN-AI Venture utilizing a discounted cash flow model. Based on the Company’s evaluation of the fair value of the Company’s investment in the five properties that remained owned by the BDN-AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, the Company determined that a persistent weak demand for space and intense competition for tenants had reduced the Company’s share of the fair value of the remaining properties to be less than its investment basis in BDN-AI Venture. As a result, the Company concluded that the decline in value was other than temporary. As of September 30, 2017, the Company’s investment basis was $49.1 million, before a $4.8 million impairment charge. Subsequent to the recordation of this impairment charge, the Company had a net basis of $44.3 million in the venture.

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

The Company maintained a regional management and leasing office at 3141 Fairview Park Drive. Consistent with the other four properties owned by the AICC Venture, financial control was shared, however, pursuant to the accounting standard for sales-leaseback transactions, the lease that the Company maintained at 3141 Fairview Park Drive resulted in the Company having continuing involvement that required 3141 Fairview Park Drive and its related operations to be consolidated by the Company under the financing method of accounting for sales of real estate. At formation, the Company concluded under ASC 810, “Consolidations,” that it was appropriate to deconsolidate the remaining two properties and account for them under the equity method of accounting.

On August 31, 2016, the Company terminated its lease for the regional management and leasing office at 3141 Fairview Park Drive. Accordingly, the Company no longer has continuing involvement, other than the equity method investment and property management agreement, with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. As a result of the sale accounting, the Company deconsolidated net assets of $45.6 million, a mortgage loan of $20.6 million and a financing liability of $12.4 million related to the property from its consolidated balance sheet and recorded a $12.6 million equity method investment. Upon recognizing the sale, there was no gain or loss, as 3141 Fairview Park Drive was impaired to its fair value during the second quarter of 2016.

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

All of the inputs used to determine the above-mentioned impairment charges are categorized Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

The Company evaluated for other than temporary impairment in its investment in the AISS Venture in accordance with ASC 323, “Investments - Equity Method and Joint Ventures.” The investment in the AISS Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the three properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of the Company’s proportionate share of the impairment charge through equity in loss of Real Estate Ventures, the Company evaluated the fair value of the investment in the AISS Venture through a hypothetical liquidation at book value method.  No other than temporary impairment was identified.

The Parc at Plymouth Meeting Venture

On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which the Company was allocated 50% for its interest.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, were $27.2 million.  The carrying amount of the Company’s investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of an interest in the real estate venture.

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

On March 2, 2016, the Company paid $12.8 million of cash and HSRE paid $6.6 million of cash to purchase Campus Crest’s entire 30% interest in evo at Cira and, as a result, each of the Company and HSRE owned a 50% interest in evo at Cira. Subsequent to the transaction, the Company’s investment basis in evo at Cira was $28.3 million. In conjunction with the purchase, the Company and

HSRE entered into an amended and restated operating agreement, changing the legal name of evo at Cira to HSRE-BDN I, LLC, to govern their rights and obligations as sole members of evo at Cira.

On June 10, 2016, evo at Cira refinanced its $97.8 million construction facility maturing July 25, 2016 with a $117.0 million term loan bearing interest at LIBOR + 2.25% capped at a total maximum interest of 5.25% and maturing on October 31, 2019, with options to extend the term to June 30, 2021. evo at Cira received an advance of $105.0 million at closing. The additional $12.0 million capacity under the term loan may be funded if certain criteria relating to the operating performance of the student housing tower are met. The term loan is secured by a leasehold mortgage that holds an absolute assignment of leases and rents. Subsequent to refinancing and the receipt of amounts in escrow under the construction loan, evo at Cira distributed $6.3 million to the Company.

Subsequent to December 31, 2017, evo at Cira sold the student housing tower, the real estate venture’s sole asset, and the Company disposed of its ownership 50% interest. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information.

The Company accounted for its investment in evo at Cira under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of evo at Cira’s construction facility, the Company reassessed its consolidation conclusion. The Company determined that this Real Estate Venture was no longer a VIE in accordance with the accounting standard for the consolidation of VIEs because evo at Cira, through the refinancing of the construction facility and without further support from the Company or HSRE, demonstrated that it has sufficient equity at risk to finance its activities. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate evo at Cira. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of evo at Cira under the operating agreement and related agreements, evo at Cira is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over evo at Cira; therefore, it was not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

MAP Venture

On February 4, 2016, Brandywine Operating Partnership, L.P., together with subsidiaries of the Operating Partnership, entered into a series of related transactions (the “Och-Ziff Sale”) with affiliates of Och-Ziff Capital Management Group LLC (“Och-Ziff”) that resulted in the disposition by the Company of 58 office properties that contain an aggregate of 3,924,783 square feet for an aggregate purchase price of $398.1 million. The 58 properties are located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia. The related transactions involved: (i) the sale by the Company to MAP Fee Owner LLC, an affiliate of Och-Ziff (the “O-Z Land Purchaser”), of 100% of the Company’s fee interests in the land parcels (the “Land Parcels”) underlying the 58 office properties, together with rights to be the lessor under long-term ground leases (the “Ground Leases”) covering the Land Parcels and; (ii) the Company’s formation of MAP Ground Lease Venture LLC (the “MAP Venture”) with MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff (the “O-Z Venture Partner”), (iii) the Company’s sale to MAP Venture of the office buildings and related improvements (the “Buildings”) situated on the Land Parcels; and (iv) the retention of a 50% noncontrolling equity interest in the MAP Venture.

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

Based on the facts and circumstances at the formation of each of the two ventures with JBG, the Company determined that each venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the JBG Ventures. JBG is the managing member of the ventures, and pursuant to the operating and related agreements, major decisions require the approval of both members. Based upon each member's shared power over the activities of each of the two ventures, which most significantly impact the economics of the ventures, neither venture is consolidated by the Company. Each venture is accounted for under the equity method of accounting.

Broadmoor Austin Associates

On June 22, 2015, the Company became the sole owner of Broadmoor Austin Associates upon the Company's acquisition from an unaffiliated third party of the remaining 50.0% ownership interest in Broadmoor Austin Associates. Broadmoor Austin Associates owns seven office buildings in Austin, Texas. See Note 3, "Real Estate Investments," for further information.

1919 Ventures

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company thereafter contributed the acquired land into a then newly-formed general partnership, referred to as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50.0% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest.  On October 15, 2014, the Company acquired the 50% interest of the unaffiliated third party at fair value, which approximates carrying value. No remeasurement gain or loss on the Company’s previous investment was recorded at that time.

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

On October 27, 2014, 1919 Ventures announced a planned 29-story, 455,000 square foot contemporary glass tower development. The tower is a mixed-use development consisting of 321 luxury apartments, 24,000 square feet of commercial space and a 215-car structured parking facility. Development was substantially completed as of September 30, 2016. As of December 31, 2017, $88.9 million was outstanding on the construction loan and equity contributions of $29.6 million had been funded by each of the Company and LCOR.

Based upon the facts and circumstances at the formation of 1919 Ventures, the Company determined that 1919 Ventures is a VIE in accordance with the accounting standard for the consolidation of VIEs since the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partner and therefore does not have controlling financial interests in this VIE.

Austin Venture

On October 16, 2013, the Company contributed a portfolio of seven office properties containing an aggregate of 1,398,826 rentable square feet located in Austin, Texas (the “Austin Properties”) to a newly-formed joint venture (the “Austin Venture”) with G&I VII Austin Office LLC (“DRA”). DRA and the Company agreed to an aggregate gross sales price of $330.0 million subject to an obligation on the Company’s part to fund the first $5.2 million of post-closing capital expenditures, of which $0.8 million was funded by the Company during 2013 and the remaining $4.4 million was funded by the Company during the twelve months ended December 31, 2014.

DRA owns a 50% interest in the Austin Venture and the Company owns a 50% interest in the Austin Venture, subject to the Company’s right to receive up to an additional 10% of distributions.

At closing the Austin Venture incurred third party debt financing of approximately $230.6 million secured by mortgages on the Austin Properties and used proceeds of this financing together with $49.7 million of cash contributions by DRA (less $1.9 million of closing costs and $6.9 million of closing prorations and lender holdbacks) to fund a $271.5 million distribution to the Company.  The Company agreed to fund the first $5.2 million of post-closing capital expenditures on behalf of the Austin Venture, resulting in net proceeds of $266.3 million after funding the Company’s capital expenditure obligation.  As part of the transaction, the Company’s subsidiary management company executed an agreement with the Austin Venture to provide property management and leasing services to the Austin Venture in exchange for a market-based fee.

The Company measured its equity interest at fair value based on the fair value of the Austin Properties and the distribution provisions of the real estate venture agreement.  Since the Company retains a noncontrolling interest in the Austin Properties and there are no other facts and circumstances that preclude the consummation of a sale, the contribution qualifies as a partial sale of real estate under the relevant guidance for sales of real estate.

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

On October 18, 2017, the Austin Venture sold eight office properties in Austin, Texas containing 1,164,496 square feet for a gross sales price of $333.3 million. Seven of the properties were encumbered by $151.0 million of mortgage debt. The Company’s share of cash proceeds, after payment of the of the mortgage debt, closing costs and prorations, was $86.4 million. The Company’s share of the Austin Venture’s gain on sale was $40.1 million. Additionally, the Company recognized a deferred gain on sale of $12.1 million, which was established on the Company’s balance sheet when certain assets were contributed to the Austin Venture on October 16, 2013. In accordance with the relevant guidance for the sales of real estate, the contributed properties qualified as a partial sale and a portion of the gain was deferred and accreted. The Company met the criteria to recognize the unaccreted portion of the deferred gain on the partial sale as the sales process was complete upon the Austin Venture selling the properties to a third party.

The summary of the transaction is as follows (in thousands);

October 18, 2017
Gross sales price	$333,250
Debt principal	(150,968)
Debt prepayment penalties	(2,120)
Closing costs and net prorations	(7,420)
Cash to Austin Venture	$172,742
Company's ownership interest	50%
Cash to the Company	$86,371

Cash to Austin Venture	$172,742
Austin Venture basis of sold properties	(92,559)
Austin Venture gain on sale	$80,183
Company's ownership interest	50%
Company's share of gain	$40,092

Company's share of gain	$40,092
Deferred gain from partial sale	12,072
Gain on real estate venture transactions	$52,164

As of December 31, 2017, the Austin Venture holds 11 office properties in Austin, Texas containing 1,570,123 square feet and the Company’s remaining equity method investment balance is $14.0 million.

Based upon the facts and circumstances at the formation of the Austin Venture, the Company determined that the Austin Venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Austin Venture.  Based upon each member’s substantive participating rights over the activities of the Austin Venture under the operating and related agreements of the Austin Venture, it is not consolidated by the Company and is accounted for under the equity method of accounting.

Reconsideration events have not changed the conclusion reached at formation, as the Austin Venture is operating under the same operating and related agreements and the economics are unchanged.

4040 Wilson Venture

On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”) a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson expects to develop a 427,500 square foot mixed-use building representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia.  4040 Wilson is developing the building on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. As of December 31, 2017, the Company and Ashton Park had each made a total of $36.9 million in capital contributions to the venture. During the fourth quarter of 2017, 4040 Wilson the venture obtained a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. As of December 31, 2017, $6.7 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building.

Based upon the facts and circumstances at the formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member’s shared power over the activities of 4040 Wilson under the operating and related agreements of 4040 Wilson, and the Company’s lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by the Company and is accounted for under the equity method of accounting.

Guarantees

As of December 31, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $768.9 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of December 31, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira (guarantee cancelled upon the disposition of the Company’s interest in evo at Cira subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information); (ii) a $0.4 million payment guarantee on a loan provided to PJP VII; and (iii) up to a $41.3 million payment guaranty on a loan provided to 4040 Wilson.

In addition, during construction undertaken by real estate ventures, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. DEFERRED COSTS

As of December 31, 2017 and 2016, the Company’s deferred costs (assets) were comprised of the following (in thousands):

	December 31, 2017
	Total Cost	Amortization	Deferred Costs, net
Leasing costs	$154,481	$(59,046)	$95,435
Financing costs - Revolving Credit Facility	3,595	(2,335)	1,260
Total	$158,076	$(61,381)	$96,695

	December 31, 2016
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$146,135	$(56,942)	$89,193
Financing costs - Revolving Credit Facility	3,595	(1,446)	2,149
Total	$149,730	$(58,388)	$91,342

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized internal direct leasing costs of $4.6 million, $5.0 million and $6.6 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

Brokerage Commission Payments to Related Party

In May 2015, the Company leased approximately 228,000 square feet of office space (the “2015 Lease”) to a third-party commercial tenant represented by a commercial real estate broker named WDL-EL Real Estate Advisory Group, LLC, which does business as “NorthMarq Advisors” (“NorthMarq”). Walter D’Alessio, who served until February 17, 2017 as our Chairman and Lead Independent Director, owns a 33.3% membership interest in WDL Real Estate Advisory Group, LLC (“WDL”), which in turn owns a 49% interest in NorthMarq.  Mr. D’Alessio was also a Principal of NorthMarq and Chairman of the Board of the tenant when the 2015 Lease was executed.

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

6. INTANGIBLE ASSETS

As of December 31, 2017 and 2016, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$108,060	$(47,003)	$61,057
Tenant relationship value	11,201	(9,275)	1,926
Above market leases acquired	4,545	(2,556)	1,989
Total intangible assets, net	$123,806	$(58,834)	$64,972

Acquired lease intangibles, net:
Below market leases acquired	$36,213	$(15,939)	$20,274

	December 31, 2016
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$142,889	$(75,696)	$67,193
Tenant relationship value	13,074	(10,167)	2,907
Above market leases acquired	4,718	(2,340)	2,378
Total intangible assets, net	$160,681	$(88,203)	$72,478

Acquired lease intangibles, net:
Below market leases acquired	$37,579	$(19,460)	$18,119

For both the years ended December 31, 2017 and 2016, the Company accelerated the amortization of intangible assets by approximately $0.6 million as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2015, this amount was $0.5 million. For the years ended December 31, 2017, 2016, and 2015, the Company accelerated the amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.

As of December 31, 2017, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2018	$14,948	$3,553
2019	12,438	2,807
2020	9,770	2,042
2021	7,160	1,406
2022	5,093	1,238
Thereafter	15,563	9,228
Total	$64,972	$20,274

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$84,440	$86,012	3.98%		May 2020
One Commerce Square	123,667	127,026	3.64%	(a)	Apr 2023
Two Commerce Square	112,000	112,000	4.51%	(b)	Apr 2023
Principal balance outstanding	320,107	325,038
Plus: fair market value premium (discount), net	(2,325)	(2,761)
Less: deferred financing costs	(566)	(728)
Mortgage indebtedness	$317,216	$321,549

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$300.0M 5.70% Guaranteed Notes due 2017 (c)	-	300,000	5.68%		May 2017
$325.0M 4.95% Guaranteed Notes due 2018 (d)	-	325,000	5.13%		Apr 2018
$350.0M 3.95% Guaranteed Notes due 2023 (d)	350,000	250,000	3.87%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027 (d)	450,000	-	4.03%		Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I) (e)	27,062	27,062	LIBOR + 1.25%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,628,610	1,703,610
Plus: original issue premium (discount), net	(4,423)	(4,678)
Less: deferred financing costs	(10,575)	(7,369)
Total unsecured indebtedness	$1,613,612	$1,691,563
Total Debt Obligations	$1,930,828	$2,013,112

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

(d)

On November 17, 2017, the Company completed an offering of $450.0 million 3.95% Guaranteed Notes due 2027 (the “2027 Notes) and reopened the 3.95% Guaranteed Notes due 2023 (the “2023 Notes”) for an additional $100.0 million. On November 17, 2017, the Company redeemed the remaining outstanding balance of the 4.95% Guaranteed Notes due 2018 (the “2018 Notes”) ahead of its scheduled maturity. See below for further discussion.

(e)	On September 30, 2017, the interest rate hedge contract for the Preferred Trust I expired. Subsequent to this expiration, the debt bears interest at a variable rate of LIBOR + 1.25%.

During 2017, 2016, and 2015, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.04%, 4.03%, and 5.72%, respectively.  As of December 31, 2017 and 2016, the gross carrying value of the mortgage indebtedness encumbering the Company’s Properties was $320.1 million and $325.0 million, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

On November 17, 2017, the Company completed an underwriting offering of its $450.0 million 3.95% Guaranteed Notes due 2027 (the “2027 Notes”) and reopened the 3.95% Guaranteed Notes due 2023 (the “2023 Notes”) for an additional $100.0 million. The

2027 Notes were priced at 99.25% of their face amount with a yield to maturity of 4.04%, representing a spread at the time of pricing of 1.70% over the ten-year treasury rate. The 2023 Notes were priced at 102.497% of their face amount with a yield to maturity of 3.40%, representing a spread at the time of pricing of 1.40% over the five-year treasury rate. The 2027 Notes and 2023 Notes have been reflected net of a discount of $3.4 million and a premium of $2.5 million, respectively, in the consolidated balance sheet as of December 31, 2017. The Company received $546.6 million after the deduction for underwriting discounts and offering expenses.

On November 17, 2017, the Company used a portion of the net proceeds from the offering of the 2027 Notes and 2023 Notes to repurchase $115.1 million aggregate principal amount of 2018 Notes, through a tender offer, which consists of a $113.4 million principal repayment of the 2018 Notes, $1.2 million of prepayment penalties and $0.5 million of accrued interest. The Company recognized a $1.4 million loss on early extinguishment of debt related to the total repurchase.

On December 18, 2017, the Company redeemed in full the $211.6 million aggregate principal amount of 2018 Notes that remained outstanding following completion of the tender offer, at a cash redemption price of $215.7 million (inclusive of prepayment penalties of $2.3 million and accrued interest of $1.8 million). The Company recognized a $2.5 million loss on early extinguishment of debt related to the total repurchase.

The following table provides additional information on the Company’s repurchase of $325.0 million in the aggregate principal amount of its outstanding unsecured notes (consisting of the 2018 Notes, as indicated above) during the twelve months ended December 31, 2017 (in thousands). There were no repurchases of unsecured debt during the twelve months ended December 31, 2016 and 2015.

Notes	Principal	Repurchase Amount (a)	Loss on Early Extinguishment of Debt (b)
2018 4.95% Notes	$325,000	$330,792	$(3,933)

(a)	Includes prepayment penalties with respect to the redemption of debt.
(b)	Includes unamortized balance of the original issue discount and deferred financing costs.

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

At the Company's option, loans outstanding under the Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.875% and 1.55% based on the Company's credit rating or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.55% based on the Company's credit rating. The Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.20% and the facility fee is 0.25%. As of December 31, 2017, the Company did not have any outstanding borrowings on its Credit Facility. During the twelve months ended December 31, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.28%, resulting in $2.6 million of interest expense. As of and during the twelve-month period ended December 31, 2016, the Company had no borrowings under the Credit Facility.

The Credit Facility contains financial and operating covenants and restrictions, including covenants that relate to the Company’s incurrence of additional debt; granting liens; consummation of mergers and consolidations; the disposition of assets and interests in subsidiaries; the making of loans and investments and the payment of dividends. The terms of the Credit Facility require that the Company maintain customary financial and other covenants, including (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a minimum net worth; (iii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (v) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (vi) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes. On December 31, 2017, the Company was in compliance with all covenants in the Credit Facility.

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

The Company was in compliance with all financial covenants as of December 31, 2017. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

As of December 31, 2017, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2018	$6,601
2019	7,360
2020	86,978
2021	6,099
2022	256,332
Thereafter	1,585,347
Total principal payments	1,948,717
Net unamortized premiums/(discounts)	(6,748)
Net deferred financing costs	(11,141)
Outstanding indebtedness	$1,930,828

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2017 and 2016, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2017 and 2016 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses because they are short-term in duration.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,286,573	$1,314,900	$1,364,854	$1,372,758
Variable rate debt	$327,039	$308,872	$326,709	$307,510
Mortgage notes payable	$317,216	$304,665	$321,549	$328,853
Note receivable (b)	$3,532	$3,605	$3,380	$3,717

(a)

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. As a result, the carrying amounts presented in the table above are net of deferred financing costs of $8.9 million and $5.5 million for unsecured notes payable, $1.6 million and $1.9 million for variable rate debt and $0.6 million and $0.7 million for mortgage notes payable as of December 31, 2017 and December 31, 2016, respectively.

(b)

The inputs to originate the note receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loan. See Note 2, “Significant Accounting Policies,” for further information regarding the note origination.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of December 31, 2017 and December 31, 2016.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

For the Company’s mortgage loans, the Company uses an estimate based discounted cash flow analyses and its knowledge of the mortgage market.  An increase in the discount rate used in the discounted cash flow model would result in a decrease in the fair value of the Company’s long-term debt.  Conversely, a decrease in the discount rate used in the discounted cash flow model would result in an increase in the fair value of the Company’s long-term debt.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2017. Current estimates of fair value may differ from the amounts presented herein.

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

Risks and Uncertainties

In the U.S., market and economic conditions have been improving, resulting in an increase of the volume of real estate transactions in the market. If the economy deteriorates, vacancy rates may increase through 2018 and possibly beyond. The financial markets also have an effect on the Company’s Real Estate Venture partners and contractual counterparties, including counterparties in derivative contracts.

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

The Company was in compliance with all financial covenants as of December 31, 2017. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The Company formally assesses, both at the inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively for either the entire hedge or the portion of the hedge that is determined to be ineffective. The related ineffectiveness would be charged to the consolidated statement of operations.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2017 and December 31, 2016. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2017	12/31/2016				12/31/2017	12/31/2016
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$5,694	$3,733
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	25	(300)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	59	(214)
Swap	Interest Rate	Cash Flow	(b)	-	27,062	2.750%	December 21, 2011	September 30, 2017	-	(83)
				$301,548	$328,610

(a)	Hedging unsecured variable rate debt.
(b)	On September 30, 2017, the interest rate hedge contract for this swap expired. Subsequent to this expiration, the debt bears interest at a variable rate of LIBOR + 1.25%.

The Company measures its derivative instruments at fair value and records them in the “Other assets” and “Other liabilities” captions on the Company’s consolidated balance sheets.

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

Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of December 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2017. Current estimates of fair value may differ from the amounts presented herein.

Concentration of Credit Risk

Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2017, 2016 and 2015. Conditions in the general economy and the global credit markets have had a significant adverse effect on numerous industries. The Company has tenants concentrated in various industries that may be experiencing adverse effects from the current economic conditions and the Company could be adversely affected if such tenants were to default under their leases.

10. LIMITED PARTNERS’ NONCONTROLLING INTERESTS IN THE PARENT COMPANY

Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2017 and December 31, 2016, was $15.2 million and $14.9 million, respectively.  Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value.  The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $26.9 million and $24.4 million, respectively, as of December 31, 2017 and December 31, 2016.

11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$121,859	$121,859	$40,501	$40,501	$(30,740)	$(30,740)
Net (income) loss attributable to noncontrolling interests	(1,009)	(1,009)	(310)	(310)	339	339
Nonforfeitable dividends allocated to unvested restricted shareholders	(327)	(327)	(341)	(341)	(329)	(329)
Preferred share dividends	(2,032)	(2,032)	(6,900)	(6,900)	(6,900)	(6,900)
Preferred share redemption charge	(3,181)	(3,181)	-	-	-	-
Net income (loss) attributable to common shareholders	$115,310	$115,310	$32,950	$32,950	$(37,630)	$(37,630)
Denominator
Weighted-average shares outstanding	175,484,350	175,484,350	175,018,163	175,018,163	178,162,160	178,162,160
Contingent securities/Share based compensation	-	1,323,816	-	992,651	-	-
Weighted-average shares outstanding	175,484,350	176,808,166	175,018,163	176,010,814	178,162,160	178,162,160
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$0.66	$0.65	$0.19	$0.19	$(0.21)	$(0.21)

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

Redeemable common limited partnership units, totaling 1,479,799 in both 2017 and 2016, and 1,535,102 in 2015, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2017, 2016 and 2015, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Amended and Restated 1997 Long-Term Incentive Plan.

Common and Preferred Shares

On December 7, 2017, the Parent Company declared a distribution of $0.18 per common share, totaling $32.4 million, which was paid on January 23, 2018 to shareholders of record as of January 9, 2018.

On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Also on April 11, 2017, the Parent Company recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E Preferred Shares on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Parent Company’s consolidated income statements as a reduction in net income to arrive at net income attributable to common shareholders under the caption “Preferred share redemption charge.” There were no comparable charges for the years ended December 31, 2016 or 2015.

Common Share Repurchases

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares.  As of July 22, 2015, $100.0 million common share were authorized for repurchase under the program. During the years ended December 31, 2017 and 2016, there were no share repurchases under the program. During the year ended December 31, 2015, the Company repurchased and retired 5,209,437 common shares at an average purchase price of $12.90 per share and totaling $67.3 million. All of the repurchases under the current common share repurchase program occurred during 2015. The Company expects to fund any additional share repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased.  On July 22, 2015, the Parent Company's Board of Trustees authorized the repurchase of up to $100.0 million common shares, with a corresponding retirement of a number of common units equal to the number of common shares repurchased. The Company expects to fund the unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. During the years ended December 31, 2017 and 2016, there were no unit repurchases under the program.  During the year ended December 31, 2015, the Company repurchased and retired 5,209,437 common units at an average purchase price of $12.90 per unit and totaling $67.3 million. All of the repurchases under the current common unit repurchase program occurred during 2015. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.

The common shares repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common share (at $0.01 par value per share) and a decrease to additional paid-in-capital.

Continuous Offering Program

On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), under which it may sell up to an aggregate of 16,000,000 common shares until January 10, 2020 in at-the-market offerings. In connection with the commencement of the Offering Program, $0.2 million of upfront costs were recorded to Additional Paid-in Capital. This program is a replacement of a prior continuous offering program that expired on November 3, 2016.

During 2017, the Parent Company issued 2,858,991 common shares under the Offering Program at a weighted average price per share of $18.19, receiving cash proceeds, net of issuance costs, of $51.2 million. No shares were issued during 2016 or 2015 under the Offering Program. The Parent Company has the ability to issue a total of 16,000,000 shares under the program through January 10, 2020, of which 13,141,009 common shares remain available for future issuance.

12. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2017		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$121,859	$121,859	$40,501	$40,501	$(30,740)	$(30,740)
Nonforfeitable dividends allocated to unvested restricted unitholders	(327)	(327)	(341)	(341)	(329)	(329)
Preferred unit dividends	(2,032)	(2,032)	(6,900)	(6,900)	(6,900)	(6,900)
Preferred unit redemption charge	(3,181)	(3,181)	-	-	-	-
Net (income) loss attributable to noncontrolling interests	(29)	(29)	(15)	(15)	3	3
Net income (loss) attributable to common unitholders	$116,290	$116,290	$33,245	$33,245	$(37,966)	$(37,966)
Denominator
Weighted-average units outstanding	176,964,149	176,964,149	176,523,800	176,523,800	179,697,262	179,697,262
Contingent securities/Share based compensation	-	1,323,816	-	992,651	-	-
Total weighted-average units outstanding	176,964,149	178,287,965	176,523,800	177,516,451	179,697,262	179,697,262
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$0.66	$0.65	$0.19	$0.19	$(0.21)	$(0.21)

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2017, 2016 and 2015, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.

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

The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2017, 2016 and 2015, which was $18.19, $16.51, $13.66, respectively. As of both December 31, 2017 and 2016, 1,479,799 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.  As of December 31, 2015, 1,535,102 of Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.

On December 7, 2017, the Operating Partnership declared a distribution of $0.18 per common unit, totaling $32.4 million, which was paid on January 23, 2018 to unitholders of record as of January 9, 2018.

On April 11, 2017, the Operating Partnership redeemed all of its outstanding 4,000,000 Series E-Linked Preferred Mirror Units at an aggregate redemption price of $25.51 per unit, which includes $2.0 million of dividends accrued through the redemption date. The redemption of preferred units was funded with existing cash balances on hand.

Also on April 11, 2017, the Operating Partnership recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E-Linked Preferred Mirror Units on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Operating Partnership’s consolidated income statements as a reduction in net income to arrive at net income attributable to common partnership unitholders under the caption “Preferred unit redemption charge.” There were no comparable charges for years ended December 31, 2016 or 2015.

Common Unit Repurchases

In connection with the Parent Company’s common share repurchase program, one common unit is retired for each common share repurchased. As of July 22, 2015, $100.0 million common share were authorized for repurchase under the program, with a corresponding retirement of a number of common units equal to the number of common shares repurchased. During the years ended December 31, 2017 and 2016, there were no unit repurchases under the program. During the year ended December 31, 2015, the Company repurchased and retired 5,209,437 common units at an average purchase price of $12.90 per unit and totaling $67.3 million. All of the repurchases under the current common unit repurchase program occurred during 2015. The Company expects to fund the unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.

The common units repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common units (at $0.01 par value per share) and a decrease to additional paid-in-capital.

Continuous Offering Program

On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), under which it may sell up to an aggregate of 16,000,000 common units until January 10, 2020 in at-the-market offerings. In connection with the commencement of the Offering Program, $0.2 million of upfront costs were recorded to General Partner Capital. This program is a replacement of a prior continuous offering program that expired on November 3, 2016.

During 2017, the Parent Company issued 2,858,991 common units under the Offering Program at a weighted average price per unit of $18.19, receiving cash proceeds, net of issuance costs, of $51.2 million. No shares were issued during 2016 or 2015 under the Offering Program. The Parent Company has the ability to issue a total of 16,000,000 common units under the program through January 10, 2020, of which 13,141,009 common units remain available for future issuance.

13. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION

Stock Options

On December 31, 2017, options exercisable for 2,238,590 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”). During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any compensation expense related to unvested options. During the years ended December 31, 2017, 2016 and 2015, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization.

Option activity as of December 31, 2017 and changes during the year-ended December 31, 2017 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,377,778	$15.36	2.15
Exercised	(128,330)	$9.59		$919,582
Forfeited/Expired	(10,858)	$20.61
Outstanding at December 31, 2017	2,238,590	$15.67	1.10	$8,735,293
Vested/Exercisable at December 31, 2017	2,238,590	$15.67	1.10	$8,735,293

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31st in order to receive contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. Prior to 2016, employer contributions were funded in each pay period and automatically vested. The Company contributions were $0.5 million in 2017 and $0.4 million in each of 2016 and 2015.

Restricted Share Awards

As of December 31, 2017, 455,643 restricted shares were outstanding under the Equity Incentive Plan and vest over two to three years from the initial grant dates. The remaining compensation expense to be recognized at December 31, 2017 was approximately $2.1 million and is expected to be recognized over a weighted average remaining vesting period of 1.3 years. During 2017, the Company recognized compensation expense related to outstanding restricted shares of $2.8 million, of which $0.4 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2016 and 2015, the Company recognized $2.6 million (of which $0.4 million was capitalized) and $2.4 million (of which $0.7 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.

The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2017	488,604	$14.10	$8,066,852
Granted	170,192	16.77	2,854,165
Vested	(189,704)	14.40	3,227,342
Forfeited	(13,449)	14.83
Non-vested at December 31, 2017	455,643	$14.95	$8,288,146

On March 1, 2017, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate 109,629 restricted common shares, which cliff vest on April 15, 2020. On March 7, 2017, the Compensation Committee awarded non-officer employees an aggregate 32,122 restricted common shares, which vest in two equal annual installments on April 15 of 2018 and 2019. In addition, on May 18, 2017, the Compensation Committee awarded 28,441 restricted shares to the Board of Trustees which vest ratably over three years from the date of grant. Vesting of restricted common shares is subject to acceleration upon certain events, including if the recipient of the award were to die, become disabled or, in certain cases, retire in a qualifying retirement. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, in the case of the Company’s President and Chief Executive Officer, vesting would also accelerate if the Company were to terminate him without cause, or if he were to resign for good reason under his employment agreement. In addition, if the Company were to undergo a change of control, then unvested shares would also accelerate if, in connection with the change of control or within a specified period after the change of control, the holder’s employment were to terminate in a qualifying termination or resignation. In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

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

	RPSU Grant
	2/23/2015	2/22/2016	3/1/2017	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2017	147,589	231,388	-	378,977
Units Granted	-	-	174,854	174,854
Units Cancelled	(2,274)	(3,311)	(2,443)	(8,028)
Non-vested at December 31, 2017	145,315	228,077	172,411	545,803

Measurement Period Commencement Date	1/1/2015	1/1/2016	1/1/2017
Measurement Period End Date	12/31/2017	12/31/2018	12/31/2019
Units Granted	186,395	231,388	174,854
Fair Value of Units on Grant Date (in thousands)	$3,933	$3,558	$3,735

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

For the year ended December 31, 2017, the Company recognized total compensation expense for the 2017, 2016 and 2015 RPSU awards of $3.4 million, of which $0.8 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2016, the Company recognized total compensation expense for the 2016, 2015 and 2014 RPSU awards of $2.8 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.  For the year ended December 31, 2015, the Company recognized total compensation expense for the 2015, 2014 and 2013 RPSU awards of $4.2 million, of which $1.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at December 31, 2017 was approximately $1.7 million and is expected to be recognized over a weighted average remaining vesting period of 1.1 years.

The Company issued 55,299 common shares on February 1, 2017 in settlement of RPSUs that had been awarded on March 11, 2014 and March 12, 2014 (with a three-year measurement period ended December 31, 2016). Holders of these RPSUs also received a cash dividend of $0.16 per share for these common shares on February 6, 2017.

Employee Share Purchase Plan

The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2017 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. During the year ended

December 31, 2017, employees made purchases under the ESPP of $0.4 million and the Company recognized $0.1 million of compensation expense related to the ESPP. During the years ended December 31, 2016 and 2015, employees made purchases under the ESPP of $0.4 million and $0.5 million, respectively, and the Company recognized $0.2 million and $0.1 million of compensation expense related to the ESPP, respectively. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

Deferred Compensation

In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to defer compensation voluntarily. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheet. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost.

The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At both December 31, 2017 and 2016, 0.9 million of such shares were included in total shares outstanding. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

14. DISTRIBUTIONS

The following table provides the tax characteristics of the 2017, 2016 and 2015 distributions paid:

	Years ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.38	$-	$0.36
Capital gain	0.26	0.62	0.14
Non-taxable distributions	-	-	0.10
Distributions per share	$0.64	$0.62	$0.60
Percentage classified as ordinary income	60.00%	0.00%	59.10%
Percentage classified as capital gain	40.00%	100.00%	23.50%
Percentage classified as non-taxable distribution	0.00%	0.00%	17.40%
Preferred Share Distributions:
Total distributions paid	$2,032	$6,900	$6,900
Percentage classified as ordinary income	60.00%	0.00%	71.60%
Percentage classified as capital gain	40.00%	100.00%	28.40%
Percentage classified as non-taxable distribution	0.00%	0.00%	0.00%

15. INCOME TAXES AND TAX CREDIT TRANSACTIONS

Income Tax Provision/Benefit

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

As of December 31, 2017, net deferred tax assets totaled $0.6 million and are included in the “Other assets” caption within the Company’s consolidated balance sheets. There was a nominal amount of deferred tax assets at December 31, 2016 included in the “Other Assets” caption within the Company’s consolidated balance sheets.

In projecting future taxable income, the analysis begins with historical results and incorporates assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. The Company considered all available evidence, both positive and negative, including a cumulative loss in recent years and its current forecast of future income in its analysis. While the Company believes its forecast of future taxable income is reasonable, it is inherently uncertain. If the Company’s projections of future income are lower than expected, the Company may need to establish a valuation allowance.

The Company had no accruals for tax uncertainties as of December 31, 2017 and December 31, 2016.

For the year ended December 31, 2017, there were $0.6 million of deferred income tax benefits. For the years ended December 31, 2016 and December 31, 2015, there were nominal amounts of income tax expense.

Historic Tax Credit Transaction

On November 17, 2008, the Company closed a transaction with US Bancorp (“USB”) related to the historic rehabilitation of the IRS Philadelphia Campus, an 862,692 square foot office building that is 100% leased to the IRS. On August 27, 2010, the Company completed the development of the IRS Philadelphia Campus and the IRS lease commenced.  In connection with this completed development project, USB contributed to the Company $64.1 million of total project costs.

In exchange for its contributions to the development of the IRS Philadelphia Campus, USB was entitled to substantially all of the benefits derived from the tax rehabilitation credits available under section 47 of the Internal Revenue Code. USB did not have a material interest in the underlying economics of the property. This transaction included a put/call provision whereby the Company was obligated or entitled to repurchase USB’s interest in the IRS Philadelphia Campus. The put option was exercised on September 30, 2015 and USB's interest in the IRS Philadelphia Campus was assigned to the Company. A purchase price of $3.2 million was attributed to that puttable noncontrolling interest obligation, which was funded with available corporate funds. Upon exercise of the put option, the Company funded USB's final 2% preferred return of $1.0 million.

Based on the contractual arrangements that obligated the Company to deliver tax benefits and provide other guarantees to USB and that entitled the Company through fee arrangements to receive substantially all available cash flow from the IRS Philadelphia Campus, the Company concluded that the IRS Philadelphia Campus should be consolidated. The Company also concluded that capital contributions received from USB, in substance, were consideration that the Company received in exchange for its obligation to deliver tax credits and other tax benefits to USB. These receipts other than the amounts allocated to the put obligation were recognized as revenue in the consolidated financial statements beginning when the obligation to USB was relieved which occurred upon delivery of the expected tax benefits net of any associated costs. The tax credit was subject to 20% recapture per year beginning one year after the completion of the IRS Philadelphia Campus. Beginning September 2011 to September 2015, the Company recognized the cash received as revenue net of allocated expenses over the five year credit recapture period as defined in the Internal Revenue Code within other income (expense) in the consolidated statement of operations. The fifth and final recapture period ended September 30, 2015 and the Company recognized $11.9 million of cash received as revenue, net of $0.5 million of allocated expenses within other income (expense) it the consolidated statement of operations. As of December 31, 2017 and 2016, there were no USB contributions presented in the Company’s balance sheet

Direct and incremental costs incurred in structuring the transaction were deferred and were recognized as an expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs at December 31, 2016 and 2017.  Amounts included in interest expense related to the accretion of the noncontrolling interest liability and the 2% return expected to be paid to USB on its noncontrolling interest aggregates to $1.1 million for the year ended December 31, 2015. There was no interest accretion for the year ended December 31, 2016.

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

USB contributed $13.3 million into the development of the Cira South Garage and as such it is entitled to substantially all of the benefits derived from the tax credit, but it does not have a material interest in the underlying economics of the Cira South Garage. This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase USB’s interest. The put option was exercised during 2017 and the Company’s obligation was relieved.

Based on the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to USB, the Company concluded that the investment entities established to facilitate the NMTC transaction should be consolidated. There were no USB contributions presented in the Company's consolidated balance sheets at December 31, 2017 and 2016. The contributions were recorded net of direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as expense in the consolidated financial statements upon the recognition of the related revenue as discussed above. There were no deferred costs included within other assets on the balance sheet as of December 31, 2017 and December 31, 2016.

The USB contribution other than the amount allocated to the put obligation was recognized as income in the consolidated financial statements when the tax benefits were delivered on December 30, 2015 without risk of recapture to the tax credit investors and the Company’s obligation was relieved. The NMTC is subject to 100% recapture for a period of seven years from the date that construction of the Cira South Garage commenced as provided in the Internal Revenue Code.  The Company recognized the $8.1 million of net cash received as revenue within tax credit transaction income in the year ended December 31, 2015. During April of 2017, the put/call provision was exercised. As the tax credit transaction income was recognized during December of 2015 and the property was consolidated by the Company prior to December 31, 2016, there was no impact to the consolidated balance sheets and statements of operations for the years ended December 31, 2017 or December 31, 2016.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2017 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2015	$(4,607)
Change in fair market value during year	(1,010)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	5
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,192)
Change in fair market value during year	2,371
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(28)
Reclassification adjustments for (gains)/losses reclassified into operations	1,104
Balance at December 31, 2016	$(1,745)
Change in fair market value during year	2,948
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(34)
Reclassification adjustments for (gains)/losses reclassified into operations	1,230
Balance at December 31, 2017	$2,399

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2015	$(5,007)
Change in fair market value during year	(1,010)
Reclassification adjustments for (gains)/losses reclassified into operations	420
Balance at December 31, 2015	$(5,597)
Change in fair market value during year	2,371
Reclassification adjustments for (gains)/losses reclassified into operations	1,104
Balance at December 31, 2016	$(2,122)
Change in fair market value during year	2,948
Reclassification adjustments for (gains)/losses reclassified into operations	1,230
Balance at December 31, 2017	$2,056

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.  The Company expects to reclassify $0.8 million from AOCI into interest expense within the next twelve months.

17. SEGMENT INFORMATION

During the year ended December 31, 2017, the Company managed its portfolio within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. On February 2, 2017, the Company sold its last two remaining properties located in California, which were previously included in the Other segment. See Note 3, “Real Estate Investments,” for further information. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company’s reportable segments for the three years ended December 31, 2017, 2016 and 2015 (in thousands):

Real estate investments, at cost:
	December 31, 2017	December 31, 2016	December 31, 2015
Philadelphia CBD	$1,643,296	$1,320,974	$1,157,667
Pennsylvania Suburbs	958,796	1,005,446	1,019,280
Metropolitan Washington, D.C.	978,257	975,987	1,129,206
Austin, Texas	163,653	146,794	164,518
Other (a)	88,346	137,094	222,329
	$3,832,348	$3,586,295	$3,693,000
Assets held for sale (b)	-	73,591	794,588
Operating Properties	$3,832,348	$3,659,886	$4,487,588

Corporate
Construction-in-progress	$121,188	$297,462	$268,983
Land held for development (c)	$98,242	$150,970	$130,479

(a)

As a result of the Och-Ziff Sale that occurred on February 4, 2016, the Company narrowed its segments to five segments: (1) Philadelphia Central Business District (“CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C. and (4) Austin, Texas and (5) Other. The Och-Ziff Sale disposed of the entire Richmond, Virginia segment. See Note 3, “Real Estate Investments,” for further information.

(b)

As of December 31, 2015, the Och-Ziff Portfolio and Cira Square were held for sale. As of December 31, 2016, the Concord Airport Plaza located in the Other segment and the Calverton portfolio located in the Metropolitan Washington, D.C. segment was held for sale. See Note 3, “Real Estate Investments,” for further information.

(c)

As of December 31, 2017, the Company categorized 13.1 acres of land held for development located in the Other segment as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

	Years ended
	December 31,
	2017			2016			2015
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net Operating income
Philadelphia CBD	$226,673	$(88,818)	$137,855	$200,245	$(78,708)	$121,537	$209,298	$(77,352)	$131,946
Pennsylvania Suburbs	139,785	(47,769)	92,016	144,338	(49,208)	95,130	158,398	(57,319)	101,079
Metropolitan Washington, D.C.	92,024	(35,014)	57,010	99,781	(39,036)	60,745	110,657	(44,294)	66,363
Austin, Texas (b)	34,301	(15,456)	18,845	34,585	(13,222)	21,363	20,910	(8,010)	12,900
Other	18,347	(11,749)	6,598	39,359	(23,204)	16,155	98,799	(49,604)	49,195
Corporate	9,363	(7,193)	2,170	7,155	(6,070)	1,085	4,569	(1,508)	3,061
Operating properties	$520,493	$(205,999)	$314,494	$525,463	$(209,448)	$316,015	$602,631	$(238,087)	$364,544

(a)	Includes property operating expense, real estate taxes and third party management expense.
(b)

On June 22, 2015 the Company acquired the remaining 50.0% of the common interest in Broadmoor Austin Associates. As such, the Company has seven wholly owned properties in its Austin, Texas business segment. Net operating income for the years ended December 31, 2016 and 2015 includes management fees and related expenses for services provided by the Company to the Austin

Venture, which are recorded in the Corporate segment. See Note 3, "Real Estate Investments," for further information regarding these transactions.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate ventures
	As of			Years ended December 31,
	December 31, 2017	December 31, 2016	December 31, 2015	2017	2016	2015
Philadelphia CBD	$39,939	$48,691	$44,089	$255	$(686)	$(188)
Pennsylvania Suburbs	3,503	15,421	16,408	631	748	310
Metropolitan Washington, D.C. (a)	119,817	141,786	118,422	(5,044)	(6,293)	(336)
MAP Venture (b)	15,450	20,893	-	(3,443)	(4,218)	-
Other (c)	1,939	1,654	1,657	285	814	930
Austin, Texas (d)	13,973	52,886	60,428	(990)	(1,868)	(1,527)
Total	$194,621	$281,331	$241,004	$(8,306)	$(11,503)	$(811)

(a)

On August 31, 2016, the Company terminated its lease for the regional management and leasing office at 3141 Fairview Park Drive, located in Falls Church, Virginia. Accordingly, the Company no longer has any continuing involvement with 3141 Fairview Park Drive and recorded the partial sale under the full accrual method of accounting. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information. The years ended December 31, 2017 and 2016 include impairment charges related to the Brandywine - AI Venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

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
(d)

Investment in real estate ventures does not include the $1.1 million negative investment balance in one real estate venture as of December 31, 2015, which is included in the “Other Liabilities” caption of the consolidated balance sheets. The Company disposed of its interest in this venture during 2016. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information. The decrease in the Company’s investment balance primarily relates to distributions from the G&I VII Austin Office LLC real estate venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

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

	Years Ended December 31,
	2017	2016	2015

Net income (loss)	$121,859	$40,501	$(30,740)
Plus:
Interest expense	81,886	84,708	110,717
Interest expense - amortization of deferred financing costs	2,435	2,696	4,557
Interest expense - financing obligation	-	679	1,237
Depreciation and amortization	179,357	189,676	219,029
General and administrative expenses	28,538	26,596	29,406
Equity in loss of Real Estate Ventures	8,306	11,503	811
Provision for impairment	3,057	40,517	82,208
Loss on early extinguishment of debt	3,933	66,590	-

Less:
Interest income	1,113	1,236	1,224
Income tax benefit	628	-	-
Tax credit transaction income	-	-	19,955
Net gain from remeasurement of investments in real estate ventures	-	-	758
Net gain on disposition of real estate	31,657	116,983	20,496
Net gain on sale of undepreciated real estate	953	9,232	3,019
Net gain on Real Estate Venture transactions	80,526	20,000	7,229
Consolidated net operating income	$314,494	$316,015	$364,544

18. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2082. Minimum future rentals on non-cancelable leases at December 31, 2017 are as follows (in thousands):

Year	Minimum Rent
2018	$381,110
2019	370,211
2020	348,544
2021	323,654
2022	277,837
Thereafter	1,269,745

Total minimum future rentals presented above do not include amounts to be received as tenant reimbursements for operating costs.

19. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved from time to time in litigation on various matters, including disputes with tenants, disputes with vendors, employee disputes and disputes arising out of agreements to purchase or sell properties or joint ventures or disputes relating to state and local taxes. Given the nature of the Company’s business activities, these lawsuits are considered routine to the conduct of its business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. The Company will establish reserves for specific legal proceedings when it determines that the likelihood of an unfavorable outcome is probable and when the amount of loss is reasonably estimable.  The Company does not expect that the liabilities, if any, that may ultimately result from such legal actions will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit.  There were no associated letters-of-credit for a mortgage lender on December 31, 2017. On October 18, 2017, a $10.0 million letter-of-credit was released as a result of the disposition of eight office properties held by the Austin Venture, in which the Company holds a 50% interest. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information regarding this transaction. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 11 to 71 years. Minimum future rental payments on non-cancelable leases at December 31, 2017 are as follows (in thousands):

Year	Minimum Rent
2018	$1,211
2019	1,211
2020	1,211
2021	1,211
2022	1,211
Thereafter	56,318
Total	$62,373

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

Put Agreement

On May 4, 2015, the Company entered into a put agreement in the ordinary course of business that grants an unaffiliated third party the unilateral option to require the Company to purchase a property, at a predetermined price, until May 4, 2018. In addition to the $35.0 million purchase price, the Company would be responsible for the transaction and closing costs. There can be no assurance that the counterparty will exercise the option.

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of December 31, 2017, the liability had accreted to $1.8 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of December 31, 2017, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $768.9 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of December 31, 2017, the loans for which there is recourse to the Company consists of the following: (i) a $55.4 million payment guaranty on the term loan for evo at Cira (guarantee cancelled upon the disposition of the Company’s interest in evo at Cira subsequent to December 31, 2017. See Note 20, “Subsequent Events,” to the consolidated financial statements for further information); (ii) a $0.4 million payment guarantee on a loan provided to PJP VII; and (iii) up to a $41.3 million payment guaranty on a loan provided to 4040 Wilson.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. See Note 3, “Real Estate Investments,” for further information. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. The Company estimates that it will incur $37.3 million in excess of the funding requirement in the ground lease.  Funding had not yet begun as of December 31, 2017.

Also on October 13, 2017, the Company acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, the Company broke ground on the construction of a public park on the site, marking the commencement of construction at our Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel, we have until July 2019 to complete development of Drexel Square. If we are unable to complete such development within this timeframe, we may be subject to damages under the Development Agreement.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2017, had $3.6 million of future contractual obligations. In addition, the Company estimates $0.9 million of potential additional contributions for which the Company is not currently contractually obligated.

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of December 31, 2017, the Company sold two parcels containing 8.4 acres and 1.7 acres (of the 34.6 acres) to two unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.5 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed. As of December 31, 2017, the costs incurred to complete the infrastructure improvements are less than the fixed sale price included in the agreements of sale for the land parcels. Accordingly, there are no indicators of impairment.

On December 3, 2015, the Company entered into an agreement as development manager to construct Subaru of America’s (“Subaru”) corporate headquarters (the “Subaru Headquarters Development”), an office property containing five floors and approximately 250,000 square feet, on land owned by Subaru and located in Camden, New Jersey. In addition to development fees, the agreement provides the Company with the ability to earn an additional profit if total project costs are less than the not-to-exceed (“NTE”) amount. As of December 31, 2017, the Company has recognized $2.0 million of residual profit income related to the Subaru Headquarters Development. For the year ended December 31, 2017, the Company earned $1.5 million of residual profit income. The NTE amount, currently at $79.4 million, may be adjusted by change orders agreed upon by both Subaru and the Company. If construction costs exceed the NTE amount, the Company is obligated to pay the excess and the residual profit recognized will be reversed.  As of December 31, 2017, the development was substantially completed and $67.1 million of the project costs had been funded.

Also on December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building during the third quarter of 2018.  At December 31, 2017, $15.5 million of the project costs, totaling $46.9 million, had been incurred and is included within the “Other Assets” caption of the consolidated balance sheets.

As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, January 2020. If the Company takes fee title to Two Logan Square upon foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2017, the Company had a balance of $2.4 million for this liability in its consolidated balance sheet.

As part of the Company’s 2006 merger with Prentiss Properties Trust (“Prentiss”), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2017: One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. On February 2, 2017, the Company completed the disposition of Concord Airport Plaza in a transaction that qualified as a tax-free exchange under Section 1031 of the Internal Revenue Code. See Note 3, “Real Estate Investments,” for further information. If the Company were to sell a restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

20. SUBSEQUENT EVENTS

Four Tower Bridge Acquisition

On January 5, 2018, the Company acquired, from its real estate venture partner in both the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the remaining 35% ownership interest in the Four Tower Bridge real estate venture through a nonmonetary exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owns an office property containing 86,021 square feet in Conshohocken, Pennsylvania encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property.

evo at Cira Disposition

On January 10, 2018, evo at Cira, a real estate venture in which the Company held a 50% interest, sold its sole asset, a 345-unit student housing tower at a gross sales value of $197.5 million and the Company subsequently disposed of its 50% interest in the real estate venture with HSRE-Campus Crest IXA, LLC. The student housing tower, located in in Philadelphia, Pennsylvania, was encumbered by a secured loan with a principal balance of $110.9 million at the time of sale, which was repaid in full from the sale proceeds. The Company’s share of net cash proceeds from the sale, after debt repayment and closing costs, was $43.0 million.

Westpark Land Sale

On January 10, 2018, the Company disposed of 13.1 acres of land located in Durham, North Carolina, known as Westpark Land, for a sales price of $0.5 million.

21. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

Brandywine Realty Trust

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2017
Total revenue	$130,920	$127,791	$128,438	$133,344	(a)
Net income	21,271	7,698	19,046	73,844	(b)
Net income allocated to Common Shares	19,278	4,092	18,803	73,137
Basic earnings per Common Share	$0.11	$0.02	$0.11	$0.42
Diluted earnings per Common Share	$0.11	$0.02	$0.11	$0.41
2016
Total revenue	$136,502	$127,181	$129,694	$132,086
Net income (loss)	46,310	(1,323)	7,884	(12,370)
Net income (loss) allocated to Common Shares	44,091	(3,105)	6,022	(14,058)
Basic earnings (loss) per Common Share	$0.25	$(0.02)	$0.03	$(0.08)
Diluted earnings (loss) per Common Share	$0.25	$(0.02)	$0.03	$(0.08)

The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)

The increase in fourth quarter revenues primarily relates to the operating performance of 1900 Market Street in Philadelphia, Pennsylvania and the acquisition of One Drexel Plaza in Philadelphia, Pennsylvania.

(b)

The increase in net income for the fourth quarter primarily relates to the gain of $52.2 million from the disposition of eight office properties by the Austin Venture.  For further details, see Note 4, "Investment in Unconsolidated Real Estate Ventures."

Brandywine Operating Partnership, L.P.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2017
Total revenue	$130,920	$127,791	$128,438	$133,344	(a)
Net income	21,271	7,698	19,046	73,844	(b)
Net income attributable to Common Partnership Unitholders	19,442	4,129	18,961	73,758
Basic earnings per Common Partnership Unit	$0.11	$0.02	$0.11	$0.42
Diluted earnings per Common Partnership Unit	$0.11	$0.02	$0.11	$0.41
2016
Total revenue	$136,502	$127,181	$129,694	$132,086
Net income (loss)	46,310	(1,323)	7,884	(12,370)
Net income (loss) attributable to Common Partnership Unitholders	44,478	(3,131)	6,074	(14,176)
Basic earnings (loss) per Common Partnership Unit	$0.25	$(0.02)	$0.03	$(0.08)
Diluted earnings (loss) per Common Partnership Unit	$0.25	$(0.02)	$0.03	$(0.08)

The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)

The increase in fourth quarter revenues primarily relates to the operating performance of 1900 Market Street in Philadelphia, Pennsylvania and the acquisition of One Drexel Plaza in Philadelphia, Pennsylvania.

(b)

The increase in net income for the fourth quarter primarily relates to the gain of $52.2 million from the disposition of eight office properties by the Austin Venture.  For further details, see Note 4, "Investment in Unconsolidated Real Estate Ventures."

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year-ended December 31, 2017	$16,116	$1,912	$916	$17,112
Year-ended December 31, 2016	$16,178	$2,207	$2,269	$16,116
Year-ended December 31, 2015	$15,347	$2,640	$1,809	$16,178

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and for which the pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

Schedule III

Real Estate and Accumulated Depreciation — December 31, 2017

(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2017
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2017 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	-	2,657	4,462	12,982	2,657	17,444	20,101	7,366	1999	1999	40
300 Berwyn Park	Berwyn	PA	-	2,206	13,422	3,119	2,206	16,541	18,747	9,112	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	-	2,611	10,445	2,511	2,611	12,956	15,567	5,622	1984	1999	40
1200 Swedesford Road	Berwyn	PA	-	2,595	11,809	3,439	2,595	15,248	17,843	8,739	1994	2001	40
200 Berwyn Park	Berwyn	PA	-	1,533	9,460	2,042	1,533	11,502	13,035	6,235	1987	1997	40
1180 Swedesford Road	Berwyn	PA	-	2,086	8,342	3,110	2,086	11,452	13,538	4,962	1987	2001	40
100 Berwyn Park	Berwyn	PA	-	1,180	7,290	1,404	1,180	8,694	9,874	4,643	1986	1997	40
1160 Swedesford Road	Berwyn	PA	-	1,781	7,124	6,635	2,045	13,495	15,540	5,036	1986	2001	40
1100 Cassett Road	Berwyn	PA	-	1,695	6,779	1,271	1,695	8,050	9,745	3,419	1997	2001	40
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	-	6,927	14,722	1,762	6,237	17,174	23,411	2,623	1999	2013	40
52 Swedesford Square	East Whiteland Twp.	PA	-	4,241	16,579	5,340	4,241	21,919	26,160	9,736	1988	1998	40
640 Freedom Business Center	King Of Prussia	PA	-	4,222	16,891	3,934	4,222	20,825	25,047	10,685	1991	1998	40
620 Freedom Business Center	King Of Prussia	PA	-	2,770	11,014	1,444	2,770	12,458	15,228	6,595	1986	1998	40
1000 First Avenue	King Of Prussia	PA	-	2,772	10,936	3,670	2,772	14,606	17,378	6,600	1980	1998	40
1060 First Avenue	King Of Prussia	PA	-	2,712	10,953	4,289	2,712	15,242	17,954	7,384	1987	1998	40
630 Freedom Business Center	King Of Prussia	PA	-	2,773	11,144	3,340	2,773	14,484	17,257	6,850	1989	1998	40
1020 First Avenue	King Of Prussia	PA	-	2,168	8,576	3,939	2,168	12,515	14,683	5,513	1984	1998	40
1040 First Avenue	King Of Prussia	PA	-	2,860	11,282	5,037	2,860	16,319	19,179	7,320	1985	1998	40
610 Freedom Business Center	King Of Prussia	PA	-	2,017	8,070	2,895	2,017	10,965	12,982	5,199	1985	1998	40
650 Park Avenue	King Of Prussia	PA	-	1,916	4,378	1,569	1,916	5,947	7,863	3,401	1968	1998	40
600 Park Avenue	King Of Prussia	PA	-	1,012	4,048	385	1,012	4,433	5,445	2,406	1964	1998	40
933 First Avenue	King Of Prussia	PA	-	3,127	20,794	(1,301)	3,127	19,493	22,620	482	2017	N/A	40
401 Plymouth Road	Plymouth Meeting	PA	-	6,199	16,131	16,905	6,199	33,036	39,235	13,795	2001	2000	40
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	-	4,373	24,546	679	4,373	25,225	29,598	6,437	2007	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	-	3,651	14,514	3,172	3,651	17,686	21,337	7,309	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	-	3,652	15,288	2,251	3,652	17,539	21,191	6,877	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	-	3,558	14,743	2,172	3,558	16,915	20,473	6,645	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	-	3,572	14,435	1,199	3,572	15,634	19,206	6,262	1990	2002	40
660 West Germantown Pike	Plymouth Meeting	PA	-	3,694	5,487	20,715	5,405	24,491	29,896	4,429	1987	2012	30
351 Plymouth Road	Plymouth Meeting	PA	-	1,043	555	-	1,043	555	1,598	177	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	-	11,925	36,986	12,659	11,897	49,673	61,570	21,400	1983	2004	29
One Radnor Corporate Center	Radnor	PA	-	7,323	28,613	22,440	7,323	51,053	58,376	26,157	1998	2004	29
201 King of Prussia Road	Radnor	PA	-	8,956	29,811	3,800	8,949	33,618	42,567	18,855	2001	2004	25
555 Lancaster Avenue	Radnor	PA	-	8,014	16,508	16,861	8,609	32,774	41,383	15,517	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	-	5,406	21,390	12,190	5,705	33,281	38,986	13,192	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	-	6,506	25,525	4,373	6,578	29,826	36,404	10,451	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	-	4,773	17,961	2,790	4,791	20,733	25,524	10,342	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	-	3,937	15,484	3,440	3,942	18,919	22,861	8,458	1998	2004	29
130 Radnor Chester Road	Radnor	PA	-	2,573	8,338	3,460	2,567	11,804	14,371	5,948	1983	2004	25
170 Radnor Chester Road	Radnor	PA	-	2,514	8,147	2,132	2,509	10,284	12,793	3,739	1983	2004	25
200 Radnor Chester Road	Radnor	PA	-	3,366	-	3,572	3,366	3,572	6,938	503	2014	2005	40
101 West Elm Street	W. Conshohocken	PA	-	6,251	25,209	2,872	6,251	28,081	34,332	8,968	1999	2005	40

				Initial Cost			Gross Amount Which Carried December 31, 2017
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2017 (c)	Year of Construction	Year Acquired	Depreciable Life
1 West Elm Street	W. Conshohocken	PA	-	3,557	14,249	3,151	3,557	17,400	20,957	5,290	1999	2005	40
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	-	-	208,570	(6,931)	12,586	189,053	201,639	68,099	2005	N/A	40
Three Logan Square (1717 Arch Street)	Philadelphia	PA	-	-	98,188	61,060	25,195	134,053	159,248	31,079	1990	2010	40
Two Commerce Square (2001 Market Street)	Philadelphia	PA	112,000	15,323	120,200	21,892	15,323	142,092	157,415	17,086	1992	2013	40
One Logan Square (130 North 18th Street)	Philadelphia	PA	-	14,496	107,736	28,938	14,473	136,697	151,170	52,506	1998	2004	34
Two Logan Square (100 North 18th Street)	Philadelphia	PA	84,440	16,066	100,255	19,733	16,066	119,988	136,054	42,317	1988	2004	36
One Commerce Square (2005 Market Street)	Philadelphia	PA	123,667	15,161	105,021	22,924	15,160	127,946	143,106	15,828	1987	2013	40
Cira Centre South Garage	Philadelphia	PA	-	-	76,008	8,114	-	84,122	84,122	14,732	2010	N/A	40
1900 Market Street	Philadelphia	PA	-	7,768	17,263	46,556	7,768	63,819	71,587	7,484	1981	2012	30
3020 Market Street	Philadelphia	PA	-	-	21,417	7,603	-	29,020	29,020	7,511	1959	2011	26
The Lift at Juniper Street (101 - 103 Juniper Street)	Philadelphia	PA	-	-	14,401	(3,329)	478	10,594	11,072	2,803	2010	2006	40
618-634 Market Street (d)	Philadelphia	PA	-	13,365	5,791	490	13,365	6,281	19,646	3,258	1966	2015	5
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	-	-	400,294	(7,976)	-	392,318	392,318	16,218	2016	N/A	40
2100 Market Street (e)	Philadelphia	PA	-	18,827	-	5,494	18,854	5,467	24,321	121	N/A	2015	N/A
3000 Market Street (f)	Philadelphia	PA	-	18,924	13,080	8	18,924	13,088	32,012	569	1937	2017	12
One Drexel Plaza (f)	Philadelphia	PA	-	-	24,377	6,206	-	30,583	30,583	194	1953	2017	40
METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	-	-	37,421	10,841	-	48,262	48,262	13,299	1981	2006	50
2340 Dulles Corner Boulevard	Herndon	VA	-	16,345	65,379	3,710	16,129	69,305	85,434	21,809	1987	2006	40
2291 Wood Oak Drive	Herndon	VA	-	8,243	52,413	12,549	8,782	64,423	73,205	19,549	1999	2006	55
2251 Corporate Park Drive	Herndon	VA	-	11,472	45,893	3,412	11,472	49,305	60,777	14,191	2000	2006	40
2355 Dulles Corner Boulevard	Herndon	VA	-	10,365	43,876	7,299	10,365	51,175	61,540	16,202	1988	2006	40
2411 Dulles Corner Park	Herndon	VA	-	7,279	46,340	17,626	7,417	63,828	71,245	16,736	1990	2006	50
13880 Dulles Corner Lane	Herndon	VA	-	7,236	39,213	5,904	7,373	44,980	52,353	11,525	1997	2006	55
2121 Cooperative Way	Herndon	VA	-	5,598	38,639	3,186	5,795	41,628	47,423	11,035	2000	2006	54
2201 Cooperative Way	Herndon	VA	-	4,809	34,093	6,018	4,809	40,111	44,920	10,205	1990	2006	54
13825 Sunrise Valley Drive	Herndon	VA	-	3,794	19,365	1,454	3,866	20,747	24,613	6,202	1989	2006	46
1676 International Drive	Mclean	VA	-	18,437	97,538	3,744	18,785	100,934	119,719	23,545	1999	2006	55
8260 Greensboro Drive	Mclean	VA	-	7,952	33,964	3,184	8,102	36,998	45,100	10,182	1980	2006	52
2273 Research Boulevard	Rockville	MD	-	5,167	31,110	4,098	5,237	35,138	40,375	9,332	1999	2006	45
2275 Research Boulevard	Rockville	MD	-	5,059	29,668	8,093	5,154	37,666	42,820	10,989	1990	2006	45
2277 Research Boulevard	Rockville	MD	-	4,649	26,952	18,867	4,733	45,735	50,468	12,369	1986	2006	45
1900 Gallows Road	Vienna	VA	-	7,797	47,817	12,333	7,944	60,003	67,947	17,697	1989	2006	52
8521 Leesburg Pike	Vienna	VA	-	4,316	30,885	6,846	4,397	37,650	42,047	9,854	1984	2006	51
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	-	3,755	22,702	130	3,755	22,832	26,587	1,783	1991	2015	35
11501 Burnet Road - Building 2	Austin	TX	-	2,732	16,305	1,572	2,732	17,877	20,609	1,606	1991	2015	35
11501 Burnet Road - Building 3	Austin	TX	-	3,688	22,348	128	3,688	22,476	26,164	1,755	1991	2015	35
11501 Burnet Road - Building 4	Austin	TX	-	2,614	15,740	90	2,614	15,830	18,444	1,236	1991	2015	35
11501 Burnet Road - Building 5	Austin	TX	-	3,689	22,354	128	3,689	22,482	26,171	1,755	1991	2015	35
11501 Burnet Road - Building 6 (g)	Austin	TX	-	2,676	15,972	(1,835)	2,676	14,137	16,813	121	1991	2015	40
11501 Burnet Road - Building 8	Austin	TX	-	1,400	7,422	104	1,400	7,526	8,926	591	1991	2015	35
11501 Burnet Road - Parking Garage	Austin	TX	-	-	19,826	113	-	19,939	19,939	2,070	1991	2015	35

				Initial Cost			Gross Amount Which Carried December 31, 2017
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2017 (c)	Year of Construction	Year Acquired	Depreciable Life
OTHER
20 East Clementon Road	Gibbsboro	NJ	-	769	3,055	506	719	3,611	4,330	1,892	1986	1997	40
10 Foster Avenue	Gibbsboro	NJ	-	244	971	69	244	1,040	1,284	571	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	-	231	921	17	231	938	1,169	501	1983	1997	40
2 Foster Avenue	Gibbsboro	NJ	-	185	730	11	185	741	926	741	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	-	183	726	6	183	732	915	732	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	-	93	364	8	93	372	465	372	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	-	21	81	2	21	83	104	45	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	-	9	32	26	9	58	67	33	1968	1997	40
Main Street - Plaza 1000	Voorhees	NJ	-	2,732	10,942	376	2,732	11,318	14,050	11,037	1988	1997	40
Main Street - Piazza	Voorhees	NJ	-	696	2,802	3,446	700	6,244	6,944	2,741	1990	1997	40
Main Street - Promenade	Voorhees	NJ	-	532	2,052	404	532	2,456	2,988	1,357	1988	1997	40
920 North King Street	Wilmington	DE	-	6,141	21,140	5,003	6,141	26,143	32,284	10,185	1989	2004	30
300 Delaware Avenue	Wilmington	DE	-	6,369	13,739	2,708	6,369	16,447	22,816	8,762	1989	2004	23
	Total:		$ 320,107	$ 449,911	$ 2,815,831	$ 566,606	$ 492,197	$ 3,340,151	$ 3,832,348	$ 895,091

(a)	Excludes the effect of any net interest premium/(discount) and deferred financing costs.

(b)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2015 to December 31, 2017 (in thousands):

	2017	2016	2015
Balance at beginning of year	$3,659,886	$4,487,588	$4,631,128
Additions:
Acquisitions	62,586	-	182,381
Capital expenditures and assets placed into service	356,857	213,996	165,941
Less:
Dispositions/impairments/placed into redevelopment	(189,395)	(962,676)	(442,327)
Retirements	(57,586)	(79,022)	(49,535)
Balance at end of year	$3,832,348	$3,659,886	$4,487,588
Less:
Assets held for sale	-	(73,591)	(794,588)
Per consolidated balance sheet	$3,832,348	$3,586,295	$3,693,000

The aggregate cost for federal income tax purposes is $3.1 billion as of December 31, 2017.

(c)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2015 to December 31, 2017 (in thousands):

	2017	2016	2015
Balance at beginning of year	$885,392	$1,080,616	$1,078,996
Additions:
Depreciation expense	135,823	131,859	159,080
Less:
Dispositions/impairments/placed into redevelopment	(74,178)	(250,110)	(109,243)
Retirements	(51,946)	(76,973)	(48,217)
Balance at end of year	$895,091	$885,392	$1,080,616
Less:
Assets held for sale	-	(32,916)	(213,581)
Per consolidated balance sheet	$895,091	$852,476	$867,035
(d)	At acquisition it was determined that the useful life of the parking structure is five years, which reflects the expected demolition date.
(e)	Building and improvements consists of capital improvements, which are depreciated over the lease term.
(f)	Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and One Drexel Plaza in 2012.
(g)	The property was partially placed into service during 2017.