Form 10-Q
period 2018-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2018-04-26
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

A total of 178,530,101 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 20, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2018, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,864,706	$3,832,348
Accumulated depreciation	(920,207)	(895,091)
Operating real estate investments, net	2,944,499	2,937,257
Construction-in-progress	129,413	121,188
Land held for development	99,436	98,242
Total real estate investments, net	3,173,348	3,156,687
Assets held for sale, net	-	392
Cash and cash equivalents	200,813	202,179
Accounts receivable, net of allowance of $3,935 and $3,467 as of March 31, 2018 and December 31, 2017, respectively	17,794	17,938
Accrued rent receivable, net of allowance of $13,409 and $13,645 as of March 31, 2018 and December 31, 2017, respectively	174,236	169,760
Investment in Real Estate Ventures, equity method	171,383	194,621
Deferred costs, net	97,299	96,695
Intangible assets, net	63,614	64,972
Other assets	139,449	92,204
Total assets	$4,037,936	$3,995,448
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$325,974	$317,216
Unsecured term loans, net	248,512	248,429
Unsecured senior notes, net	1,365,546	1,365,183
Accounts payable and accrued expenses	105,176	107,074
Distributions payable	32,502	32,456
Deferred income, gains and rent	58,887	42,593
Acquired lease intangibles, net	19,510	20,274
Other liabilities	14,588	15,623
Total liabilities	$2,170,695	$2,148,848
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 178,442,517 and 178,285,236 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,785	1,784
Additional paid-in-capital	3,222,047	3,218,564
Deferred compensation payable in common shares	13,506	12,445
Common shares in grantor trust, 948,592 and 894,736 as of March 31, 2018 and December 31, 2017, respectively	(13,506)	(12,445)
Cumulative earnings	704,506	660,174
Accumulated other comprehensive income	7,365	2,399
Cumulative distributions	(2,086,000)	(2,053,741)
Total Brandywine Realty Trust's equity	1,849,703	1,829,180
Noncontrolling interests	17,538	17,420
Total beneficiaries' equity	$1,867,241	$1,846,600
Total liabilities and beneficiaries' equity	$4,037,936	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2018	2017
Revenue
Rents	$106,360	$103,332
Tenant reimbursements	19,849	18,535
Termination fees	550	1,673
Third party management fees, labor reimbursement and leasing	7,674	6,485
Other	1,925	895
Total revenue	136,358	130,920
Operating expenses
Property operating expenses	39,332	36,885
Real estate taxes	12,422	11,749
Third party management expenses	4,750	2,447
Depreciation and amortization	43,291	45,892
General and administrative expenses	8,723	9,325
Provision for impairment	-	2,730
Total operating expenses	108,518	109,028
Operating income	27,840	21,892
Other income (expense)
Interest income	703	393
Interest expense	(19,533)	(21,437)
Interest expense - amortization of deferred financing costs	(627)	(634)
Equity in loss of Real Estate Ventures	(825)	(748)
Net gain on disposition of real estate	-	7,323
Net gain on sale of undepreciated real estate	22	-
Net gain on Real Estate Venture transactions	37,263	14,582
Net income before income taxes	44,843	21,371
Income tax provision	(138)	(100)
Net income	44,705	21,271
Net income attributable to noncontrolling interests	(376)	(169)
Net income attributable to Brandywine Realty Trust	44,329	21,102
Distribution to preferred shareholders	-	(1,725)
Nonforfeitable dividends allocated to unvested restricted shareholders	(114)	(99)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$44,215	$19,278

Basic income per Common Share	$0.25	$0.11

Diluted income per Common Share	$0.25	$0.11

Basic weighted average shares outstanding	178,395,525	175,176,964
Diluted weighted average shares outstanding	179,788,311	176,201,872

Distributions declared per Common Share	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2018	2017
Net income	$44,705	$21,271
Comprehensive income:
Unrealized gain on derivative financial instruments	4,696	1,014
Amortization of interest rate contracts (1)	312	286
Total comprehensive income	5,008	1,300
Comprehensive income	49,713	22,571
Comprehensive income attributable to noncontrolling interest	(418)	(181)
Comprehensive income attributable to Brandywine Realty Trust	$49,295	$22,390

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2018

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2017	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600
Net income							44,329			376	44,705
Other comprehensive income								4,966		42	5,008
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate venture										15	15
Distributions from consolidated real estate venture										(54)	(54)
Share-based compensation activity	68,425		1	3,072			3				3,076
Share Issuance from/(to) Deferred Compensation Plan	66,830	53,856			1,061	(1,061)					-
Share Choice Plan issuance	(1,285)										-
Reallocation of Noncontrolling interest				(5)						5	-
Distributions declared ($0.18 per share)									(32,259)	(266)	(32,525)
BALANCE, March 31, 2018	178,442,517	948,592	$1,785	$3,222,047	$13,506	$(13,506)	$704,506	$7,365	$(2,086,000)	$17,538	$1,867,241

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2017

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									21,102			169	21,271
Other comprehensive income										1,288		12	1,300
Issuance of partnership interest in consolidated real estate venture												29	29
Equity issuance costs						(219)							(219)
Bonus share issuance			6,752			110							110
Share-based compensation activity			56,669	39,870		3,769			1				3,770
Share Issuance from/(to) Deferred Compensation Plan			(354)	(2,388)		(48)	560	(560)					(48)
Share Choice Plan issuance			(1,423)										-
Reallocation of Noncontrolling interest						(23)						23	-
Preferred Share distributions											(1,725)		(1,725)
Distributions declared ($0.16 per share)											(28,122)	(237)	(28,359)
BALANCE, March 31, 2017	4,000,000	$40	175,202,404	936,939	$1,752	$3,262,459	$14,244	$(14,244)	$560,422	$(457)	$(1,961,739)	$17,089	$1,879,566

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$44,705	$21,271
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,291	45,892
Amortization of deferred financing costs	627	634
Amortization of debt discount/(premium), net	176	362
Amortization of stock compensation costs	3,265	3,124
Straight-line rent income	(4,978)	(5,895)
Amortization of acquired above (below) market leases, net	(793)	(1,338)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	467	707
Net gain on real estate venture transactions	(37,263)	(14,582)
Net gain on sale of interests in real estate	(22)	(7,323)
Provision for impairment	-	2,730
Income from Real Estate Ventures, net of distributions	2,209	748
Income tax provision	138	100
Changes in assets and liabilities:
Accounts receivable	(646)	(917)
Other assets	(12,911)	(10,626)
Accounts payable and accrued expenses	(1,146)	9,089
Deferred income, gains and rent	2,295	(3,333)
Other liabilities	(738)	(106)
Net cash provided by operating activities	38,698	40,559

Cash flows from investing activities:
Acquisition of properties	(24,946)	-
Proceeds from the sale of properties	14,921	74,159
Proceeds from real estate venture sales	42,953	27,230
Proceeds from repayment of mortgage notes receivable	562	-
Capital expenditures for tenant improvements	(16,569)	(11,408)
Capital expenditures for redevelopments	(2,429)	(5,505)
Capital expenditures for developments	(19,387)	(21,156)
Advances for the purchase of tenant assets, net of repayments	316	997
Investment in unconsolidated Real Estate Ventures	(261)	(4,910)
Deposits for real estate	(162)	268
Capital distributions from Real Estate Ventures	1,951	8,306
Leasing costs paid	(3,120)	(4,129)
Net cash (used in) provided by investing activities	(6,171)	63,852

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,317)	(1,215)
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(942)	(129)
Partner contributions to consolidated real estate venture	15	29
Partner distributions from consolidated real estate venture	(54)	-
Distributions paid to shareholders	(32,173)	(29,815)
Distributions to noncontrolling interest	(266)	(237)
Net cash used in financing activities	(34,321)	(31,367)
Increase (decrease) in cash and cash equivalents and restricted cash	(1,794)	73,044
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$201,648	$267,662

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2018 and 2017 of $687 and $1,709, respectively	$12,705	$11,268
Cash paid for income taxes	7	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,502	30,047
Change in investment in real estate ventures as a result of dispositions	(17,313)	(12,549)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-
Change in capital expenditures financed through accounts payable at period end	(1,112)	1,273
Change in capital expenditures financed through retention payable at period end	(792)	(199)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,864,706	$3,832,348
Accumulated depreciation	(920,207)	(895,091)
Operating real estate investments, net	2,944,499	2,937,257
Construction-in-progress	129,413	121,188
Land held for development	99,436	98,242
Total real estate investments, net	3,173,348	3,156,687
Assets held for sale, net	-	392
Cash and cash equivalents	200,813	202,179
Accounts receivable, net of allowance of $3,935 and $3,467 as of March 31, 2018 and December 31, 2017, respectively	17,794	17,938
Accrued rent receivable, net of allowance of $13,409 and $13,645 as of March 31, 2018 and December 31, 2017, respectively	174,236	169,760
Investment in Real Estate Ventures, equity method	171,383	194,621
Deferred costs, net	97,299	96,695
Intangible assets, net	63,614	64,972
Other assets	139,449	92,204
Total assets	$4,037,936	$3,995,448
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$325,974	$317,216
Unsecured term loans, net	248,512	248,429
Unsecured senior notes, net	1,365,546	1,365,183
Accounts payable and accrued expenses	105,176	107,074
Distributions payable	32,502	32,456
Deferred income, gains and rent	58,887	42,593
Acquired lease intangibles, net	19,510	20,274
Other liabilities	14,588	15,623
Total liabilities	$2,170,695	$2,148,848
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding as of March 31, 2018 and December 31, 2017	23,049	26,918
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 178,442,517 and 178,285,236 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,834,947	1,815,411
Accumulated other comprehensive income	7,064	2,056
Total Brandywine Operating Partnership, L.P.'s equity	1,842,011	1,817,467
Noncontrolling interest - consolidated real estate ventures	2,181	2,215
Total partners' equity	$1,844,192	$1,819,682
Total liabilities and partners' equity	$4,037,936	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2018	2017
Revenue
Rents	$106,360	$103,332
Tenant reimbursements	19,849	18,535
Termination fees	550	1,673
Third party management fees, labor reimbursement and leasing	7,674	6,485
Other	1,925	895
Total revenue	136,358	130,920
Operating expenses
Property operating expenses	39,332	36,885
Real estate taxes	12,422	11,749
Third party management expenses	4,750	2,447
Depreciation and amortization	43,291	45,892
General and administrative expenses	8,723	9,325
Provision for impairment	-	2,730
Total operating expenses	108,518	109,028
Operating income	27,840	21,892
Other income (expense)
Interest income	703	393
Interest expense	(19,533)	(21,437)
Interest expense - amortization of deferred financing costs	(627)	(634)
Equity in loss of Real Estate Ventures	(825)	(748)
Net gain on disposition of real estate	-	7,323
Net gain on sale of undepreciated real estate	22	-
Net gain on Real Estate Venture transactions	37,263	14,582
Net income before income taxes	44,843	21,371
Income tax provision	(138)	(100)
Net income	44,705	21,271
Net income from continuing operations attributable to noncontrolling interests - consolidated real estate ventures	(5)	(5)
Net income attributable to Brandywine Operating Partnership	44,700	21,266
Distribution to preferred unitholders	-	(1,725)
Nonforfeitable dividends allocated to unvested restricted unitholders	(114)	(99)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$44,586	$19,442

Basic income per Common Partnership Unit	$0.25	$0.11

Diluted income per Common Partnership Unit	$0.25	$0.11

Basic weighted average common partnership units outstanding	179,875,324	176,656,763
Diluted weighted average common partnership units outstanding	181,268,110	177,681,671

Distributions declared per Common Partnership Unit	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2018	2017
Net income	$44,705	$21,271
Comprehensive income:
Unrealized gain on derivative financial instruments	4,696	1,014
Amortization of interest rate contracts (1)	312	286
Total comprehensive income	5,008	1,300
Comprehensive income	49,713	22,571
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(5)	(5)
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$49,708	$22,566

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2018

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2017	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682
Net income		44,700		5	44,705
Other comprehensive income			5,008		5,008
Deferred compensation obligation	66,830				-
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate venture				15	15
Distributions from consolidated real estate venture				(54)	(54)
Share Choice Plan issuance	(1,285)				-
Share-based compensation activity	68,425	3,075			3,075
Adjustment of redeemable partnership units to liquidation value at period end		3,604			3,604
Distributions to general partnership unitholders ($0.18 per unit)		(32,259)			(32,259)
BALANCE, March 31, 2018	178,442,517	$1,834,947	$7,064	$2,181	$1,844,192

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2017

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				21,266		5	21,271
Other comprehensive income					1,300		1,300
Deferred compensation obligation			(354)	(48)			(48)
Issuance of LP Units				(219)			(219)
Issuance of partnership interest in consolidated real estate venture						29	29
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			56,669	3,769			3,769
Adjustment of redeemable partnership uits to liquidation value at period end				(340)			(340)
Distributions to Preferred Mirror Units				(1,725)			(1,725)
Distributions to general partnership unitholders ($0.16 per unit)				(28,122)			(28,122)
BALANCE, March 31, 2017	4,000,000	$96,850	175,202,404	$1,757,455	$(822)	$2,184	$1,855,667

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$44,705	$21,271
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,291	45,892
Amortization of deferred financing costs	627	634
Amortization of debt discount/(premium), net	176	362
Amortization of stock compensation costs	3,265	3,124
Straight-line rent income	(4,978)	(5,895)
Amortization of acquired above (below) market leases, net	(793)	(1,338)
Straight-line ground rent expense	22	22
Provision for doubtful accounts	467	707
Net gain on real estate venture transactions	(37,263)	(14,582)
Net gain on sale of interests in real estate	(22)	(7,323)
Provision for impairment	-	2,730
Income from Real Estate Ventures, net of distributions	2,209	748
Income tax provision	138	100
Changes in assets and liabilities:
Accounts receivable	(646)	(917)
Other assets	(12,911)	(10,626)
Accounts payable and accrued expenses	(1,146)	9,089
Deferred income, gains and rent	2,295	(3,333)
Other liabilities	(738)	(106)
Net cash provided by operating activities	38,698	40,559

Cash flows from investing activities:
Acquisition of properties	(24,946)	-
Proceeds from the sale of properties	14,921	74,159
Proceeds from real estate venture sales	42,953	27,230
Proceeds from repayment of mortgage notes receivable	562	-
Capital expenditures for tenant improvements	(16,569)	(11,408)
Capital expenditures for redevelopments	(2,429)	(5,505)
Capital expenditures for developments	(19,387)	(21,156)
Advances for the purchase of tenant assets, net of repayments	316	997
Investment in unconsolidated Real Estate Ventures	(261)	(4,910)
Deposits for real estate	(162)	268
Capital distributions from Real Estate Ventures	1,951	8,306
Leasing costs paid	(3,120)	(4,129)
Net cash (used in) provided by investing activities	(6,171)	63,852

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,317)	(1,215)
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(942)	(129)
Partner contributions to consolidated real estate venture	15	29
Partner distributions from consolidated real estate venture	(54)	-
Distributions paid to preferred and common partnership units	(32,439)	(30,052)
Net cash used in financing activities	(34,321)	(31,367)
Increase (decrease) in cash and cash equivalents and restricted cash	(1,794)	73,044
Cash and cash equivalents and restricted cash at beginning of year	203,442	193,919
Cash and cash equivalents and restricted cash at end of period	$201,648	$266,963

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2018 and 2017 of $687 and $1,709, respectively	$12,705	$11,268
Cash paid for income taxes	7	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,502	30,047
Change in investment in real estate ventures as a result of dispositions	(17,313)	(12,549)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-
Change in capital expenditures financed through accounts payable at period end	(1,112)	1,273
Change in capital expenditures financed through retention payable at period end	(792)	(199)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2018, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of March 31, 2018, the Company owned 94 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of March 31, 2018, excludes two development properties and four redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of March 31, 2018:

	Number of Properties	Rentable Square Feet
Office properties	82	15,004,862
Mixed-use properties	5	646,741
Retail properties	1	17,884
Core Properties	88	15,669,487
Development properties	2	247,818
Redevelopment properties	4	583,719
The Properties	94	16,501,024

In addition, as of March 31, 2018, the Company owned land held for development, comprised of 200 acres of undeveloped land and held options to purchase approximately 59 additional acres of undeveloped land.  As of March 31, 2018, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.7 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin, Texas. In addition to managing properties that the Company owns, as of March 31, 2018, the Company was managing approximately 8.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties owned by the Company and approximately 8.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2018, the results of its operations for the three-month periods ended March 31, 2018 and 2017 and its cash flows for the three-month periods ended March 31, 2018 and 2017 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.

The Company's Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), which did not result in the restatement of any prior reported amounts, there have been no significant changes in our significant accounting policies since December 31, 2017. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

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

Reclassifications and Adoption of New Accounting Guidance

Through the three-months ended March 31, 2017, the Company included $0.1 million of income tax provision in general and administrative expenses. During the fourth quarter of 2017, the Company began disaggregating our income tax provision/benefit in the consolidated statements of operations. As a result, in the statements of operations included herein, the Company reclassified $0.1 million of net income tax provision out of general and administrative expenses into the income tax provision caption to provide comparative presentation.

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASU No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents. Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not provide a definition of restricted cash or restricted cash equivalents. As of March 31, 2018 and March 31, 2017, the Company had $0.8 million and $33.0 million of restricted cash, respectively, on its consolidated balance sheets within the caption ‘Other assets.’ As a result of the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in the consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating and investing sections of the consolidated statements of cash flows. As a result of the adoption of ASU 2016-18, for the three-months ended March 31, 2017 operating cash flows increased by $0.3 million, which is reflected within the change in other assets caption, and investing cash flows increased by $32.0 million, which relates to Section 1031 proceeds on the sale of Concord Airport Plaza and was presented within the escrowed cash caption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, Topic 606 requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 in the first quarter of 2018 using the modified retrospective method. This adoption, which required us to evaluate incomplete contracts as of January 1, 2018, related to the Company’s point of sale revenue, management, leasing and development fee arrangements and other sundry income. The Company’s analysis of incomplete contracts resulted in no restatement of the consolidated balance sheets and statements of operations presented in its consolidated financial statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied.

The following is a summary of revenue earned by the Company’s reportable segments (see Note 13, “Segment Information,” for further information) during the three-month period ended March 31, 2018 (in thousands):

	Three-month period ended
	March 31, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate	Total
Base rent	$39,175	$29,894	$20,079	$4,485	$2,196	$(486)	$95,343
Straight-line rent	4,339	499	208	256	18	(115)	5,205
Point of sale	5,341	48	240	122	61	-	5,812
Total rents	48,855	30,441	20,527	4,863	2,275	(601)	106,360

Tenant reimbursements	12,366	3,921	928	1,981	765	(112)	19,849
Termination fees	47	434	69	-	-	-	550

Third party management fees, labor reimbursement and leasing	212	8	1,465	1,501	3,095	1,393	7,674

Other income	1,122	78	70	19	6	630	1,925

Total revenue	$62,602	$34,882	$23,059	$8,364	$6,141	$1,310	$136,358
Rental Revenue

The Company owns, operates and manages commercial real estate. Rental revenue is earned by leasing commercial space to its tenants. Rental revenue is recognized on a straight line basis over the term of the leases. The Company’s primary source of revenue are leases which fall under the scope of Leases (Topic 840).

Point of Sale Revenue

Point of sale revenue consists of parking and flexible stay revenue from the Company’s hotel operations. Point of sale service obligations are performed daily, and the customer obtains control of those services simultaneously as they are performed. Accordingly, revenue is recorded on an accrual basis as it is earned, coinciding with the services that are provided to the Company’s customers. Due to the nature of the services provided to the Company’s customers, there is a nominal amount of unearned revenue recorded as deposits on the Company’s balance sheet related to its parking and flexible stay operations.

Tenant Reimbursements

The Company contracts third party vendors and suppliers to fulfill the obligations of operating its properties for its tenants. These goods and services are reimbursed from the Company’s tenants in the period that the expenses are incurred based on the terms of the lease agreements executed with each tenant.

Third party management fees, labor reimbursement and leasing

The Company performs property management services for third party property owners of real estate that consist of (i) providing leasing services, (ii) property inspections, (iii) repairs and maintenance monitoring (iv) and financial and accounting oversight. For these services, the Company earns management fees monthly, which are based on a fixed percentage of each managed property’s financial results, and is reimbursed for the labor costs incurred by its property management employees as services are rendered to the property owners. The Company determined that control over the services is passed to its customers simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to the Company’s customers.

Lease commissions are earned when the Company, as a broker for the third party property owner, executes a lease agreement with a tenant. Based on the terms of the Company’s lease commission contracts, it determined that control is transferred to the customer upon execution of each lease agreement. The Company’s lease commissions are earned based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.

Development fee revenue is earned through two different sources: (i) the Company performs development services for third parties as agent and earns fixed development fees based on a percentage of construction costs incurred over the construction period and (ii) the Company acts as a general contractor on behalf of one of its managed real estate ventures. The Company acts as the principal construction company for the real estate venture and records gross revenue as it provides construction services based on the quantifiable construction outputs.

In applying the cost based output method of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion and to calculate the corresponding gross revenue and gross profit to recognize. For any costs that do not contribute to satisfying the Company’s performance obligations, it excludes such costs from its output methods of revenue recognition as the amounts are not reflective of transferring control of the outputs to the customer. The use of estimates in this calculation involves significant judgment.

Other Income

Other income primarily consists of sundry revenue earned for services provided to tenants. Sundry revenues are recognized simultaneously with the services provided to the Company’s tenants.

Contract assets and contract liabilities

As of March 31, 2018, the Company has no outstanding contract assets or contract liabilities.

Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, Gains and losses from the derecognition of nonfinancial assets (ASC 610-20), to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, a company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the previous guidance specific to real estate sales within ASC 360-20 will be eliminated.

The Company adopted ASU 2017-05 in the first quarter of 2018 using the modified retrospective method. This adoption requires the Company to analyze incomplete contracts related to property dispositions previously accounted for under ASC 360-20 and to determine whether such arrangements had any forms of continuing involvement that may have affected the revenue or profit recognition of the transactions, including arrangements with prohibited forms of continuing involvement. The Company evaluated the following incomplete contracts to determine if the revenue recognition pattern was affected by ASU 2017-05:

Garza Land Sales

As of March 31, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres to three unaffiliated third parties for $11.8 million, $3.5 million and $14.6 million, respectively. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.2 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed because the Company has not transferred control of the land parcels to the buyer. The Company expects the infrastructure improvements to be completed and infrastructure guarantee to be relieved by its customers during the second quarter of 2018. At that point in time, the Company will transfer control to the buyer and will be able to determine the total infrastructure costs and recognize the sale of the land. As of March 31, 2018, the total infrastructure costs incurred were $7.6 million, and the Company estimates that it will incur total costs of $13.2 million, which is less than the fixed purchase price for the land parcels. Accordingly, there are no indicators of impairment as of March 31, 2018. Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s conclusion under ASC 360-20, and no restatement of the consolidated financial statements is necessary as a result of implementing the guidance for the sale of nonfinancial assets.

Marine Piers Sublease Interest Sale

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania, for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash. The $9.4 million balance of the purchase is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASU 2017-05, the Company determined that it is appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the amount of the pending payment due from the buyer because the Company cannot determine the collectability of the remaining $9.4 million balance due under the purchase and sale agreement. The Company received cash proceeds of $11.2 million, after closing costs and prorations. The net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million arising from the pending payment will be recognized at the earlier of, (i) the time that the Company determines collection of the deferred payment is probable or (ii) on the second purchase price installment date. Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s previous conclusion under ASC 360-20, and therefore no restatement of the consolidated financial statements is necessary as a result of implementing the guidance for the sale of nonfinancial assets.

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12 to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

Leasing Standard

In February 2016, the FASB issued guidance (“ASU-2016-02”) modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.” The guidance is effective on January 1, 2019, with early adoption permitted. The ASU is expected to have the following impact on the Company’s consolidated financial statements:

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

The Company has not completed its analysis of this ASU. The Company expects tenant recoveries that qualify as nonlease components will be presented under a single lease component presentation. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), will be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries pertaining to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02, Leases (Topic 842). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in ASU 2018-01 affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. An entity that early adopted Topic 842 should apply the amendments in this update upon issuance. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of March 31, 2018 and December 31, 2017, the gross carrying value of the properties was as follows (in thousands):

	March 31,	December 31,
	2018	2017
Land	$498,197	$492,197
Building and improvements	2,915,399	2,896,113
Tenant improvements	451,110	444,038
Total	$3,864,706	$3,832,348

Acquisitions

On March 22, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $24.6 million of ground lease rent and capitalized $0.3 million of costs related to entering the lease in accordance with ASC 840. Based on the Company’s evaluation under ASC 840, the ground lease was classified as an operating lease and included in the “Other assets” caption in the consolidated balance sheets.

On January 5, 2018, the Company acquired, from its real estate venture partner in both the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the remaining 35% ownership interest in the Four Tower Bridge real estate venture through a nonmonetary exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owned an office property containing 86,021 square feet, in Conshohocken, Pennsylvania, encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property.

The acquisition of the remaining 35% ownership interest of Four Tower Bridge resulted in the consolidation of the property, which has been accounted for as an asset acquisition under ASU 2017-01. As such, the Company capitalized $0.1 million of acquisition related costs and allocated the unencumbered acquisition value, consisting of the fair value of $23.6 million and the acquisition related costs, to tangible and intangible assets and liabilities. The unencumbered acquisition value was determined under the comparative sales approach, which utilized observable transactions within the Conshohocken submarket.

The Company utilized a number of sources in making estimates of fair value for purposes of allocating the acquisition value to tangible and intangible assets acquired. The acquisition value has been allocated as follows (in thousands):

January 5, 2018
Building, land and improvements	$20,734
Intangible assets acquired (a)	3,144
Below market lease liabilities assumed (b)	(182)
Total unencumbered acquisition value	$23,696
Mortgage debt assumed - at fair value (c)	(9,940)
Total encumbered acquisition value	$13,756

Total unencumbered acquisition value	23,696
Mortgage debt assumed - at fair value (c)	(9,940)
Investment in unconsolidated real estate ventures	(3,502)
Net working capital assumed	1,379
Gain on real estate venture transactions	$11,633

(a)Weighted average amortization period of 4.1 years.

(b)Weighted average amortization period of 4.8 years.

(c)The outstanding principal balance on mortgage debt assumed at January 5, 2018 was $9.7 million.

Four Tower Bridge contributed approximately $0.7 million of revenue and $0.1 million of net income, included in the Company’s consolidated income statements, for the period from January 5, 2018 through March 31, 2018.

Dispositions

The Company sold the following land parcels during the three-month period ended March 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$-	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$22
(a)

The Company has a continuing involvement, through a completion guarantee, which requires the Company as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The Company does not transfer control of the land parcel until the infrastructure improvements are complete and the guarantee is released. Accordingly, the cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets and the Company will recognize the sale once the infrastructure improvements are complete. See Note 14, “Commitments and Contingencies,” for further discussion of the infrastructure improvements.

The sale of land referenced above does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2018, the Company held ownership interests in 10 unconsolidated Real Estate Ventures for an aggregate investment balance of $171.4 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of March 31, 2018, six of the real estate ventures owned properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development: and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 25% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.3 million and $1.5 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $0.8 million and $1.3 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

The Company had outstanding accounts receivable balances from its Real Estate Ventures of $1.4 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South) (a)	Other	Total
Net property	$263,384	$159,159	$-	$488,224	$910,767
Other assets	35,080	24,520	-	84,092	143,692
Other liabilities	17,189	4,844	-	72,129	94,162
Debt, net	247,844	92,813	-	294,662	635,319
Equity (b)	33,431	86,022	-	205,525	324,978

	December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Net property	$263,557	$158,960	$143,990	$517,458	$1,083,965
Other assets	42,272	24,181	8,563	86,916	161,932
Other liabilities	24,131	4,493	1,648	67,435	97,707
Debt, net	248,700	92,917	110,136	314,667	766,420
Equity (b)	32,998	85,731	40,769	222,272	381,770
(a)	On January 10, 2018, evo at Cira sold the 345-unit student housing tower, its sole operating asset. See ‘evo at Cira Disposition’ section below.
(b)

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three-month period ended March 31, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$14,356	$5,836	$995	$21,634	$42,821
Operating expenses	(6,066)	(2,544)	(250)	(11,908)	(20,768)
Interest expense, net	(2,294)	(864)	(388)	(4,580)	(8,126)
Depreciation and amortization	(5,698)	(2,137)	(376)	(6,173)	(14,384)
Loss on early extinguishment of debt	-	-	(718)	-	(718)
Net income (loss)	$298	$291	$(737)	$(1,027)	$(1,175)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$149	$146	$(369)	$(632)	$(706)
Basis adjustments and other	(69)	15	11	(76)	(119)
Equity in income (loss) of Real Estate Ventures	$80	$161	$(358)	$(708)	$(825)

	Three-month period ended March 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$21,552	$7,325	$3,154	$22,248	$54,279
Operating expenses	(9,313)	(2,940)	(679)	(12,234)	(25,166)
Interest expense, net	(3,689)	(1,145)	(898)	(5,098)	(10,830)
Depreciation and amortization	(9,229)	(2,809)	(1,128)	(7,595)	(20,761)
Net income (loss)	$(679)	$431	$449	$(2,679)	$(2,478)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$(340)	$216	$225	$(1,262)	$(1,161)
Basis adjustments and other	(25)	310	7	121	413
Equity in income (loss) of Real Estate Ventures	$(365)	$526	$232	$(1,141)	$(748)

(a)

The Company’s unconsolidated ownership interests ranged from 25% to 70% during the three-month periods ended March 31, 2018 and 20% to 70% during the three-month period ended March 31, 2017, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

Four Tower Bridge Acquisition

On January 5, 2018, the Company acquired, from its real estate venture partner in both the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the remaining 35% ownership interest in the Four Tower Bridge real estate venture through a nonmonetary exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owned an office property containing 86,021 square feet in Conshohocken, Pennsylvania encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property and recognized a gain of $11.6 million. For further information regarding the accounting of the transaction, see Note 3, “Real Estate Investments.”

evo at Cira Disposition

On January 10, 2018, evo at Cira, a real estate venture in which the Company held a 50% interest, sold its sole asset, a 345-unit student housing tower, at a gross sales value of $197.5 million. The student housing tower, located in Philadelphia, Pennsylvania, was encumbered by a secured loan with a principal balance of $110.9 million at the time of sale, which was repaid in full from the sale proceeds. The Company’s share of net cash proceeds from the sale, after debt repayment and closing costs, was $43.0 million. As the Company’s investment basis was $17.3 million, a gain of $25.7 million was recorded.

Guarantees

As of March 31, 2018, the Real Estate Ventures had aggregate indebtedness to third parties of $639.3 million.  These loans are generally mortgage or construction loans, most of which are non-recourse to the Company.  As of March 31, 2018, the loans for which there is recourse to the Company consist of the following: (i) a $0.4 million payment guarantee on a loan with a $4.3 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. INTANGIBLE ASSETS AND LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2018

	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$106,574	$(46,495)	$60,079
Tenant relationship value	10,593	(9,064)	1,529
Above market leases acquired	4,712	(2,706)	2,006
Total intangible assets, net	$121,879	$(58,265)	$63,614

Acquired lease intangibles, net:
Below market leases acquired	$35,719	$(16,209)	$19,510

	December 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$108,060	$(47,003)	$61,057
Tenant relationship value	11,201	(9,275)	1,926
Above market leases acquired	4,545	(2,556)	1,989
Total intangible assets, net	$123,806	$(58,834)	$64,972

Acquired lease intangibles, net:
Below market leases acquired	$36,213	$(15,939)	$20,274

As of March 31, 2018, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2018 (nine months remaining)	$11,483	$2,648
2019	13,130	2,847
2020	10,452	2,081
2021	7,538	1,432
2022	5,355	1,264
Thereafter	15,656	9,238
Total	$63,614	$19,510

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$84,037	$84,440	3.98%		May 2020
Four Tower Bridge	9,695	-	4.50%	(a)	Feb 2021
One Commerce Square	122,808	123,667	3.64%		Apr 2023
Two Commerce Square	112,000	112,000	4.51%		Apr 2023
Principal balance outstanding	328,540	320,107
Plus: fair market value premium (discount), net	(2,041)	(2,325)
Less: deferred financing costs	(525)	(566)
Mortgage indebtedness	$325,974	$317,216

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,628,610	1,628,610
Plus: original issue premium (discount), net	(4,341)	(4,423)
Less: deferred financing costs	(10,211)	(10,575)
Total unsecured indebtedness	$1,614,058	$1,613,612
Total Debt Obligations	$1,940,032	$1,930,828
(a)	This loan was assumed upon acquisition of the related property on January 5, 2018. The interest rate reflects the market rate at the time of acquisition.

As of March 31, 2018 and December 31, 2017, the Company’s weighted-average effective interest rates on its mortgage notes payable were 4.05% and 4.04%, respectively.

In addition to the debt described above, the Company utilizes its four-year unsecured revolving credit facility (the “Credit Facility”) borrowings for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.20%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company had no borrowings under the Credit Facility as of and during either of the three-month periods ended March 31, 2018 and March 31, 2017.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness.  The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of March 31, 2018. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of March 31, 2018, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2018 (nine months remaining)	$5,508
2019	7,595
2020	87,226
2021	15,143
2022	256,332
Thereafter	1,585,346
Total principal payments	1,957,150
Net unamortized premiums/(discounts)	(6,382)
Net deferred financing costs	(10,736)
Outstanding indebtedness	$1,940,032

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2018 and December 31, 2017, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2018 and December 31, 2017 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,286,936	$1,284,180	$1,286,573	$1,314,900
Variable rate debt	$327,122	$309,577	$327,039	$308,872
Mortgage notes payable	$325,974	$312,402	$317,216	$304,665
Note receivable	$3,490	$3,565	$3,532	$3,605
(a)

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. As a result, the carrying amounts presented in the table above are net of deferred financing costs of $8.7 million and $8.9 million for unsecured notes payable, $1.5 million and $1.6 million for variable rate debt and $0.5 million and $0.6 million for mortgage notes payable as of March 31, 2018 and December 31, 2017, respectively.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of March 31, 2018 and December 31, 2017.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2018, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $15.4 million and $15.2 million as of March 31, 2018 and December 31, 2017, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of March 31, 2018 and December 31, 2017, was approximately $23.5 million and $26.9 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2018 and December 31, 2017. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2018	12/31/2017				3/31/2018	12/31/2017
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$9,763	$5,694
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	360	25
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	242	59
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$44,705	$44,705	$21,271	$21,271
Net income attributable to noncontrolling interests	(376)	(376)	(169)	(169)
Nonforfeitable dividends allocated to unvested restricted shareholders	(114)	(114)	(99)	(99)
Preferred share dividends	-	-	(1,725)	(1,725)
Net income attributable to common shareholders	$44,215	$44,215	$19,278	$19,278
Denominator
Weighted-average shares outstanding	178,395,525	178,395,525	175,176,964	175,176,964
Contingent securities/Share based compensation	-	1,392,786	-	1,024,908
Weighted-average shares outstanding	178,395,525	179,788,311	175,176,964	176,201,872
Earnings per Common Share:
Net income attributable to common shareholders	$0.25	$0.25	$0.11	$0.11

Redeemable common limited partnership units totaling 1,479,799 at both March 31, 2018 and March 31, 2017, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common Shares

On February 28, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which was paid on April 18, 2018 to shareholders of record as of April 4, 2018.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$44,705	$44,705	$21,271	$21,271
Net income attributable to noncontrolling interests	(5)	(5)	(5)	(5)
Preferred unit dividends	-	-	(1,725)	(1,725)
Nonforfeitable dividends allocated to unvested restricted unitholders	(114)	(114)	(99)	(99)
Net income attributable to common unitholders	$44,586	$44,586	$19,442	$19,442
Denominator
Weighted-average units outstanding	179,875,324	179,875,324	176,656,763	176,656,763
Contingent securities/Share based compensation	-	1,392,786	-	1,024,908
Total weighted-average units outstanding	179,875,324	181,268,110	176,656,763	177,681,671
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.25	$0.25	$0.11	$0.11

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units

On February 28, 2018, the Operating Partnership declared a distribution of $0.18 per common partnership unit, totaling $32.5 million, which was paid on April 18, 2018 to unitholders of record as of April 4, 2018.

12. SHARE BASED COMPENSATION

Restricted Share Rights Awards

As of March 31, 2018, 632,665 restricted common share rights were outstanding under the Equity Incentive Plan and vest over two to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2018 was approximately $3.3 million, and is expected to be recognized over a weighted average remaining period of 1.6 years. During the three-month periods ended March 31, 2018 and 2017, the Company recognized compensation expense related to outstanding restricted shares of $1.5 million and $1.5 million, respectively, of which $0.3 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization.

The following table summarizes the Company’s restricted share activity during the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2018	455,643	$14.95	$8,288,146
Granted	178,549	15.66	2,796,077
Vested	-	-	-
Forfeited	(1,527)	15.00
Non-vested at March 31, 2018	632,665	$15.15	$10,046,720

On February 28, 2018, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Parent Company an aggregate of 134,487 restricted common share rights (“Restricted Share Rights”), which cliff vest on April 15, 2021. Each Restricted Share Right is scheduled to vest or be settled on April 15, 2021 and, upon completion of vesting each Restricted Share Right will be settled for one common share. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the vesting or settlement date. Vesting or settlement would accelerate if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.

In addition, on February 28, 2018, the Compensation Committee awarded non-officer employees an aggregate of 44,062 Restricted Share Rights that vest in three equal annual installments on April 15 of 2019, 2020 and 2021. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.

In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

Restricted Performance Share Units Plan

The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Parent Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant
	2/22/2016	3/1/2017	2/28/2018	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2018	228,077	172,411	-	400,488
Units Granted	-	-	209,193	209,193
Units Cancelled	-	-	-	-
Non-vested at March 31, 2018	228,077	172,411	209,193	609,681

Measurement Period Commencement Date	1/1/2016	1/1/2017	1/1/2018
Measurement Period End Date	12/31/2018	12/31/2019	12/31/2020
Units Granted	231,388	174,854	209,193
Fair Value of Units on Grant Date (in thousands)	$3,558	$3,735	$4,276

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

For the three months ended March 31, 2018, the Company recognized total compensation expense for the 2018, 2017 and 2016 RPSU awards of $2.6 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2017, the Company recognized total compensation expense for the 2017, 2016 and 2015 RPSU awards of $2.4 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at March 31, 2018 was approximately $3.5 million, and is expected to be recognized over a weighted average remaining vesting period of 1.8 years.

The Company issued 193,516 common shares on February 1, 2018 in settlement of RPSUs that had been awarded on February 23, 2015 (with a three-year measurement period ended December 31, 2017). Holders of these RPSUs also received a cash dividend of $0.18 per share for these common shares on February 9, 2018.

13. SEGMENT INFORMATION

As of March 31, 2018, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2018	December 31, 2017
Philadelphia CBD	$1,653,373	$1,643,296
Pennsylvania Suburbs	978,838	958,796
Metropolitan Washington, D.C.	979,041	978,257
Austin, Texas	163,788	163,653
Other	89,666	88,346
	$3,864,706	$3,832,348

Corporate
Construction-in-progress	$129,413	$121,188
Land held for development (a)	$99,436	$98,242

(a)

As of December 31, 2017, the Company categorized 13.1 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets.

The above aforementioned sale was not considered a significant disposition under the accounting guidance for discontinued operations.

Net operating income (in thousands):

	Three-month periods ended
	March 31,
	2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$62,602	$(24,327)	$38,275	$54,449	$(20,837)	$33,612
Pennsylvania Suburbs	34,882	(12,964)	21,918	35,655	(12,584)	23,071
Metropolitan Washington, D.C.	23,059	(8,759)	14,300	23,362	(9,383)	13,979
Austin, Texas	8,364	(3,523)	4,841	9,123	(3,573)	5,550
Other	6,141	(4,965)	1,176	6,362	(3,856)	2,506
Corporate	1,310	(1,966)	(656)	1,969	(848)	1,121
Operating properties	$136,358	$(56,504)	$79,854	$130,920	$(51,081)	$79,839

(a)  Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended March 31,
	March 31, 2018	December 31, 2017	2018	2017
Philadelphia CBD	$21,641	$39,939	$(236)	$(67)
Pennsylvania Suburbs	-	3,503	-	276
Metropolitan Washington, D.C.	120,041	119,817	(37)	467
Austin, Texas	14,069	15,450	80	(1,117)
MAP Venture (a)	13,713	1,939	(736)	58
Other	1,919	13,973	104	(365)
Total	$171,383	$194,621	$(825)	$(748)
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

	Three-month periods ended March 31,
	2018	2017

Net income	$44,705	$21,271
Plus:
Interest expense	19,533	21,437
Interest expense - amortization of deferred financing costs	627	634
Depreciation and amortization	43,291	45,892
General and administrative expenses	8,723	9,325
Equity in loss of Real Estate Ventures	825	748
Provision for impairment	-	2,730

Less:
Interest income	703	393
Income tax provision	(138)	(100)
Net gain on disposition of real estate	-	7,323
Net gain on sale of undepreciated real estate	22	-
Net gain on Real Estate Venture transactions	37,263	14,582
Consolidated net operating income	$79,854	$79,839

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

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit.  There were no associated letters-of-credit for a mortgage lender on March 31, 2018. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 11 to 71 years. Minimum future rental payments on non-cancelable leases at March 31, 2018 are as follows (in thousands):

Year	Minimum Rent
2018 (nine months remaining)	$911
2019	1,215
2020	1,215
2021	1,215
2022	1,215
Thereafter	56,477
Total	$62,248

The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detail regarding commitments and contingencies.

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of March 31, 2018, the liability had accreted to $1.8 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of March 31, 2018, the Company’s unconsolidated real estate ventures had aggregate indebtedness to third parties of $639.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. In addition, in certain instances, the Company provides non-recourse carve-out guarantees on these non-recourse loans. As of March 31, 2018, the loans for which there is recourse to the Company consists of the following: (i) a $0.4 million payment guarantee on a loan with a $4.3 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson.

Other Commitments or Contingencies

As of March 31, 2018, pursuant to the Company’s master development agreement for Schuylkill Yards, it committed to acquire a leasehold interest in a land parcel, containing 1.0 acres, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania, for an estimated gross purchase price of $20.5 million. The leasehold interest will be acquired through a 99-year ground lease. Closing is anticipated to occur during the second quarter of 2018.

On October 13, 2017, the Company acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of March 31, 2018. The Company estimates that it will incur $37.3 million in excess of this funding requirement and expects to complete the redevelopment of One Drexel Plaza during the first quarter of 2019 at an estimated aggregate cost of $83.1 million, inclusive of the acquisition cost of $37.8 million.

Also on October 13, 2017, the Company acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, the Company broke ground on the construction of a public park on the site, marking the commencement of construction at our Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel, the Company has until July 2019 to complete development of Drexel Square. If the Company is unable to complete such development within this timeframe, it may be subject to damages under the Development Agreement.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2018, had $3.4 million of future contractual obligations. In addition, the Company estimates $0.9 million of potential additional contributions for which the Company is not currently contractually obligated.

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of March 31, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.2 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the sale of the land parcels is deferred until the improvements are completed. As of March 31, 2018, the costs incurred to complete the infrastructure improvements are not in excess of the fixed sale price included in each sale contract. Accordingly, there are no indicators of impairment.

On December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. The Company currently expects to deliver the building to Subaru during the third quarter of 2018.  At March 31, 2018, $16.8 million of the estimated project costs, totaling $46.9 million, had been funded, and is included within the “Other assets” caption of the consolidated balance sheets.

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

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and determined that there were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2017, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of March 31, 2018, we owned 94 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). Our core portfolio of operating properties, as of March 31, 2018, excludes two development properties and four redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of March 31, 2018:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	82	15,004,862
Mixed-use properties	5	646,741
Retail properties	1	17,884
Core Properties	88	15,669,487	92.3%	94.2%
Development properties	2	247,818
Redevelopment properties	4	583,719
The Properties	94	16,501,024

In addition, as of March 31, 2018, we owned economic interests in 10 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), six of which own properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two of which own, in aggregate, 1.4 acres of land held for development; one that owns 1.3 acres in active development; and one that owns a residential tower that contains 321 apartment units.

In addition, as of March 31 2018, we owned 200 acres of undeveloped land and held options to purchase approximately 59 additional acres of undeveloped land.  As of March 31, 2018, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.7 million square feet.  The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; Richmond, Virginia and Austin, Texas. In addition to managing properties that we own, as of March 31, 2018, we were managing approximately 8.8 million net rentable square feet of office and industrial properties for third parties and Real Estate Ventures.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties that we own and consolidate and approximately 8.8 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the three months ended March 31, 2018, we owned and managed properties within five markets; (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C. (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during the remainder of 2018 and possibly beyond as the current economic climate may negatively impact tenants.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2018 was 92.3% compared to 93.2% at March 31, 2017.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,669,487	15,033,229
Occupancy percentage (end of period)	92.3%	93.2%
Average occupancy percentage	92.2%	93.2%
Total Portfolio, less properties in development (2):
Retention rate	51.3%	46.7%
New leases and expansions commenced (square feet)	131,032	143,884
Leases renewed (square feet)	171,204	83,745
Net absorption (square feet)	(95,356)	(106,536)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	11.9%	7.4%
Renewal rental rates	9.7%	11.1%
Combined rental rates	10.5%	9.1%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$7.68	$6.65
Tenant Improvements (per square feet)	$16.10	$20.98
Weighted average lease term (years)	7.4	6.5
Total capital per square foot per lease year	$2.84	$3.28

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.6% of our aggregate final annualized base rents as of March 31, 2018 (representing approximately 3.4% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2018. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three-month period ended March 31, 2018 is 51.3% compared to a retention rate of 46.7% for the three-month period March 31, 2017. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.3 million or 8.3% of total receivables (including accrued rent receivables) as of March 31, 2018 compared to $17.1 million or 8.4% of total receivables (including accrued rent receivables) as of December 31, 2017.

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

As of March 31, 2018, the following development and redevelopment projects were under construction (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$48,200	(a)	$9,400
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	46,900	(b)	16,800
Q1 2018	Q3 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	100,000	29,700	(c)	5,800
Q2 2019	Q2 2020	Redevelopment	One Drexel Plaza	Philadelphia, PA	1	283,000	83,100	(d)	40,100
Q4 2017	Q4 2018	Development	Drexel Square	Philadelphia, PA	N/A	N/A	12,900	(e)	4,200
TBD	Q1 2019	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	14,200	(f)	4,900
Q3 2016	Q4 2018	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,700	(g)	27,100
		Total			6	831,000	$269,700		$108,300
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
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

(c)	The project is pre-leased to a single tenant. Total project costs include $4.5 million of existing property basis.
(d)

Total project costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of March 31, 2018, does not include any amounts related to an $8.0 million funding commitment required through the ground lease. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(e)

Total estimated costs for Drexel Square are preliminary. Drexel Square serves as an amenity to the Schuylkill Yards project and the costs will be recovered through future development projects at Schuylkill Yards.

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

Other Development Activities:

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, expects to develop a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex developed by the parent company of Ashton Park in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of March 31, 2018, $14.1 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired. As of March 31, 2018, we utilized a valuation analysis to support our conclusion that 4040 Wilson is not other than temporarily impaired.

Schuylkill Yards Project

As of March 31, 2018, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See below for information relating to the Schuylkill Yards Project occurring during the three months ended March 31, 2018.

On March 22, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $24.6 million of ground lease rent and capitalized $0.3 million of costs relating to entering into the lease. We plan to develop this property as part of the Schuylkill Yards Project and are currently in the process of determining the scope and timing of improvements.

For information regarding the 2017 acquisitions within the scope of the Schuylkill Yards project, see Item 1., “Business – 2017 Transactions,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for project overviews, as well as risks associated with these development projects. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" below in this Item 2 for contractual commitments relating to our ongoing development projects.

Land Holdings

As of March 31, 2018, we owned approximately 200 acres of undeveloped land and held options to purchase approximately 59 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates. As of March 31, 2018, the total potential development that these land parcels could support amounted to 14.7 million square feet of development, inclusive of the options to purchase approximately 59 additional acres of undeveloped land.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the three-month period ended March 31, 2018 there were no amounts capitalized. During the three-month period ended March 31, 2017, we capitalized $0.4 million.

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

RECENT PROPERTY TRANSACTIONS

Acquisitions

On March 22, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $24.6 million of ground lease rent and capitalized $0.3 million of costs related to entering the lease.

On January 5, 2018, we acquired, from our real estate venture partner in both the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the remaining 35% ownership interest in the Four Tower Bridge real estate venture through a nonmonetary exchange for our 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owned an office property containing 86,021 square feet, in Conshohocken, Pennsylvania, encumbered with $9.7 million in debt. We previously accounted for our noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, we obtained control of the Four Tower Bridge property.

The acquisition of the remaining 35% ownership interest of Four Tower Bridge resulted in the consolidation of the property. As such, we capitalized $0.1 million of acquisition related costs and allocated the acquisition value, consisting of the fair value of $23.6 million and the acquisition related costs, to tangible and intangible assets.

Dispositions

We sold the following land parcels during the three-month period ended March 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$-	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$22
(a)

We have a continuing involvement, through a completion guaranty, which requires us as developer to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheets and we will recognize the sale once the infrastructure improvements are complete. See Note 14, “Commitments and Contingencies,” for further discussion of the infrastructure improvements.

The sale of land referenced above does not represent a strategic shift that has a major effect on our operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2017. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three-month period ended March 31, 2018, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2018 and 2017. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, "Segment Information," to our consolidated financial statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.

Comparison of the Three-Month Periods Ended March 31, 2018 and March 31, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 83 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2018 and 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 and disposed of prior to March 31, 2018 or classified as held for sale as of March 31, 2018. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2018 and 2017.

There was no change to the Same Store Property Portfolio during the first quarter of 2018. For detail of the properties comprising the Same Store Property Portfolio, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended March 31, 2018 to the three months ended March 31, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$89,463	$88,734	$729	$10,652	$2,218	$653	$369	$(405)	$3,826	$100,363	$95,147	$5,216
Straight-line rents	1,364	2,578	(1,214)	3,369	4,438	580	(42)	(109)	(127)	5,204	6,847	(1,643)
Above/below market rent amortization	452	1,353	(901)	87	(15)	254	-	-	-	793	1,338	(545)
Total rents	91,279	92,665	(1,386)	14,108	6,641	1,487	327	(514)	3,699	106,360	103,332	3,028
Tenant reimbursements	17,282	16,508	774	1,865	742	799	39	(97)	1,246	19,849	18,535	1,314
Termination fees	550	1,195	(645)	-	466	-	-	-	12	550	1,673	(1,123)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	7,674	6,485	7,674	6,485	1,189
Other	322	445	(123)	819	11	(17)	-	801	439	1,925	895	1,030
Total revenue	109,433	110,813	(1,380)	16,792	7,860	2,269	366	7,864	11,881	136,358	130,920	5,438
Property operating expenses	32,687	31,315	(1,372)	5,869	3,119	1,196	82	(420)	2,369	39,332	36,885	(2,447)
Real estate taxes	11,018	10,044	(974)	499	177	418	211	487	1,317	12,422	11,749	(673)
Third party management expenses	-	-	-	-	-	-	-	4,750	2,447	4,750	2,447	(2,303)
Net operating income	65,728	69,454	(3,726)	10,424	4,564	655	73	3,047	5,748	79,854	79,839	15
Depreciation and amortization	35,790	40,205	4,415	6,187	4,305	1,103	56	211	1,326	43,291	45,892	2,601
General & administrative expenses	-	-	-	-	-	-	-	8,723	9,325	8,723	9,325	602
Operating income (loss)	$29,938	$29,249	$689	$4,237	$259	$(448)	$17	$(5,887)	$(7,633)	$27,840	$21,892	$5,948
Number of properties	83	83		5		6				94
Square feet	14,331	14,331		1,338		832				16,501
Core Occupancy % (d)	92.5%	94.6%		89.8%
Other Income (Expense):
Interest income										703	393	310
Interest expense										(19,533)	(21,437)	1,904
Interest expense — Deferred financing costs										(627)	(634)	7
Equity in loss of real estate ventures										(825)	(748)	(77)
Net gain on disposition of real estate										-	7,323	(7,323)
Net gain on sale of undepreciated real estate										22	-	22
Net gain on real estate venture transactions										37,263	14,582	22,681
Income tax benefit										(138)	(100)	(38)
Net income										$44,705	$21,271	$23,434
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.25	$0.11	$0.14
EXPLANATORY NOTES

(a)	Results include: three properties recently completed and two acquisitions.
(b)	Results include: two developments and four redevelopment properties.
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

Total Revenue

Cash rents from the Total Portfolio decreased by $5.2 million during the first quarter of 2018 compared to the first quarter of 2017, primarily attributable to:

•

$8.4 million increase from Recently Completed/Acquired Properties for the first quarter of 2018 compared to the first  quarter of 2017 primarily related to the FMC Tower being fully placed into service;

•

$0.7 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent, primarily in the Philadelphia CBD segment, during the first quarter of 2018 compared to 2017; and

•

$0.3 million increase from Development/Redevelopment Properties, primarily attributable to Broadmoor Building 6, an office property located in the Austin, Texas segment, being partially placed into service during 2017.

The increase of $9.4 million was partially offset by a $4.2 million decrease due to the disposition of 20 properties from the first quarter of 2017 through the first quarter of 2018 (the “Q1 2017 through Q1 2018 Dispositions”).

Straight-line rents from the Total Portfolio decreased by $2.3 million from free rent converting to cash rent, of which $1.2 million related to the Same Store Property Portfolio, primarily the Philadelphia CBD segment, and $1.1 million in Recently

Completed/Acquired Properties relating to the FMC Tower, which is located in the Philadelphia CBD segment. These decreases were offset by a $0.6 million increase from Development/Redevelopment Properties, primarily related to Broadmoor Building 6 being partially placed into service during 2017 and commencing free rent periods for the new tenants.

Above/below market rent amortization decreased by $0.5 million from the first quarter of 2018 to the first quarter of 2017, primarily attributable to a decrease in the Same Store Property Portfolio from the Austin, Texas segment.

Tenant reimbursements from the Total Portfolio increased $1.4 million from the first quarter of 2017 to the first quarter of 2018, primarily attributable to an increase of $1.1 million from Recently Completed/Acquired Properties, which is primarily attributed to the FMC Tower being fully placed into service, $0.8 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period, and $0.8 million increase from Development/Redevelopment Properties. These increases were partially offset by a decrease of $1.3 million from the Q1 2017 through Q1 2018 Dispositions.

Termination fees decreased $1.1 million due to the timing of tenant terminations. The termination fees for the first quarter of 2017 primarily related to the termination of two tenants from our Philadelphia CBD segment, one from our Same Property Portfolio and another in Recently Completed/Acquired Properties.

Third party management fees, labor reimbursement and leasing increased by $1.2 million for the first quarter of 2018 compared to the first quarter of 2017, primarily due to a $2.5 million increase in construction management fees at the MAP Venture, which is offset by third party management expenses. This increase was offset by decreases in third party management fees of $1.3 million, of which $0.8 million relates to the sale of eight office properties by the Austin Venture and $0.5 million relates to the Subaru Headquarters development, which was substantially complete as of December 31, 2017.

Other income increased $1.0 million, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $2.4 million for the first quarter of 2018 compared to the first quarter of 2017, of which $2.7 million relates to Recently Completed/Acquired Properties, primarily the FMC Tower, $1.4 million from the Same Store Portfolio, primarily related to our Philadelphia CBD segment, and $1.1 million from Development/Redevelopment Properties, primarily Broadmoor Building 6 being partially placed into service during 2017. This decrease was partially offset by $2.8 million decrease related to the Q1 2017 through Q1 2018 Dispositions.

Real Estate Taxes

Real estate taxes increased $0.7 million for the first quarter of 2018 compared to the first quarter of 2017, of which $0.9 million relates to the Same Store Property Portfolio, primarily assessments in the Philadelphia CBD segment, $0.3 million related to Recently Completed/Acquired Properties and $0.2 million related to Development/Redevelopment Properties. These increases were partially offset by decreases of $0.7 million from the Q1 2017 through Q1 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.7 million for the first quarter of 2018 compared to the first quarter of 2017, of which $4.4 million of the decrease relates to the Same Store Property Portfolio from the timing of intangible asset amortization, primarily in our Austin, Texas segment and a $1.2 million decrease relating to the Q1 2017 through Q1 2018 Dispositions. These decreases were offset by a $1.9 million increase in depreciation expense from Recently Completed/Acquired Properties, primarily relating to the office component of FMC Tower being fully placed into service and a $1.0 million increase from Development/Redevelopment Properties, primarily relating to Broadmoor Building 6 being partially placed into service.

General and Administrative

General and administrative expenses decreased by $0.7 million for the first quarter of 2018 compared to the first quarter of 2017, due to decreases in professional fees.

Interest Expense

Interest expense decreased $1.9 million from the first quarter of 2018 to the first quarter of 2017 primarily due to the following:

•	$4.3 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•	$4.2 million decrease related to the early retirement of the 2018 Unsecured Notes during the fourth quarter of 2017.

The decrease of $8.5 million in interest expense described above was offset by the following:

•	$4.6 million increase related to the issuance of the 2027 Unsecured Notes on November 17, 2017;
•	$1.0 million increase related to the issuance of an additional $100.0 million of 2023 Unsecured Notes on November 17, 2017; and
•	$1.0 million decrease in capitalized interest as the FMC Tower has been fully placed into service.

Net Gain on Disposition of Real Estate

The $7.3 million net gain on disposition of real estate for the first quarter of 2017 relates to the following:

•	$6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania;
•	$0.5 million on the sale of two office properties located in Concord, California; and
•	$0.5 million additional gain recognized on Cira Square, which was disposed of in the first quarter of 2016.

These gains were offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey. There were no comparable sales in the first quarter of 2018.

Net Gain from Real Estate Venture Transactions

The $37.3 million net gain from Real Estate Venture transactions relates to the following:

•	$25.7 million from the sale of the evo at Cira Centre South Venture; and
•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture.

The $14.6 million gain recognized during the first quarter of 2017 resulted from the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

Net Income

Net income increased by $23.4 million from the first quarter of 2017 to the first quarter of 2018 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.25 for the first quarter of 2018 as compared to net income per share of $0.11 for the first quarter of 2017 as a result of the factors described above.

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

As of March 31, 2018, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2018 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of March 31, 2018, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2018, amounted to $328.4 million and $1,628.6 million, respectively.

Capital Markets

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through March 31, 2018, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. At March 31, 2018, 13,117,698 common shares remained available for future sale under the Offering Program.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. We expect to fund the share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of March 31, 2018, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as we determine from time to time. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the three months ended March 31, 2018 or the three months ended March 31, 2017.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2018, we sold 19.7 acres of land for aggregate net cash proceeds of $14.9 million. Also during the three months ended March 31, 2018, we sold our entire 50% partnership interest in an unconsolidated real estate venture for net cash proceeds of $43.0 million.

Our primary uses of capital will be to fund the completion of our current development and redevelopment projects. With approximately $200.8 million of cash and cash equivalents and $597.7 million of available borrowings under our Credit Facility, net of $2.3 million in letters of credit outstanding as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to complete these projects. We believe that our liquidity, including the availability under our Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2018 and December 31, 2017, we maintained cash and cash equivalents and restricted cash of $201.6 million and $203.4 million, respectively. The following are the changes in cash flow from our activities for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
Activity	2018	2017
Operating (a)	$38,698	$40,559
Investing (a)	(6,171)	63,852
Financing	(34,321)	(31,367)
Net cash flows	$(1,794)	$73,044
(a)	Amounts for the three month period ended March 31, 2017 restated for the adoption of accounting guidance requiring that restricted cash be included in the beginning and ending cash balances.

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

The net decrease of $1.9 million in cash from operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to the timing of cash receipts and cash expenditures in the normal course of operations.

The net decrease of $70.0 million in cash used in investing activities during the three months ended March 31, 2018 to the three months ended March 31, 2017 primarily relates to property portfolio repositioning efforts, which began to wind down in 2017. Quantitatively, the decrease resulted from the following:

•

$59.2 million decrease in net proceeds from the disposition of two land parcels during the three months ended March 31, 2018 compared to the sale of nine properties and two land parcels during the three months ended March 31, 2017;

•	$24.9 million increase in acquisitions from the purchase of 3001-3003 JFK Boulevard in Philadelphia, Pennsylvania with no comparable acquisition in the prior year;
•	$6.4 million decrease in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income;

•	$0.7 million decrease due to advances made for the purchase of tenant assets, net of repayments; and
•	$0.4 decrease in deposits on real estate.

The decrease in cash provided by investing activities was primarily offset by the following transactions:

•

$15.7 million increase in proceeds from real estate venture sales as a result of the proceeds of $42.9 million from the sale of the evo at Cira Centre South Venture during the three months ended March 31, 2018 compared to $27.2 million in proceeds from the sale of the TB-BDN Plymouth Apartments, L.P. (referred to as the “Parc at Plymouth Meeting Venture”) during the three months ended March 31, 2017;

•	$4.6 million decrease in investment in unconsolidated Real Estate Ventures;
•

$0.7 million decrease in capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, primarily related to less tenant improvement expenditures from the reduced number of properties from the portfolio repositioning; and

•	$0.6 million increase from the repayment of mortgage notes receivable.

The net decrease of $2.9 million in cash used in financing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is attributed to the following:

•

$2.4 million increase in cash used due to the increase of dividends paid from $0.16 per share during the three months ended March 31, 2017 to $0.18 per share for the three months ended March 31, 2018; and

•	$0.8 million increase in shares used for employee taxes upon vesting of share awards.

The decrease in cash used in financing activities was offset by an increase in cash of $0.4 million from the issuance of common shares under at-the-market offerings.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,930,088	$1,921,655
Variable rate - unhedged	27,062	27,062
Total	$1,957,150	$1,948,717
Percent of Total Debt:
Fixed rate	98.6%	98.6%
Variable rate - unhedged	1.4%	1.4%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.1%	4.1%
Variable rate - unhedged	2.9%	2.7%
Total	4.0%	4.0%
Weighted-average maturity in years:
Fixed rate	7.3	7.6
Variable rate - unhedged	17.2	17.5
Total	7.5	7.7
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2018 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2018	$5,508	$-	$5,508	3.98%
2019	7,595	-	7,595	3.98%
2020	6,704	80,521	87,225	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	250,000	256,332	3.72%
2023	1,621	555,116	556,737	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
Thereafter	-	328,610	328,610	4.25%
Totals	$33,902	$1,923,248	$1,957,150	4.04%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2018.

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

Equity

On February 28, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which it paid on April 18, 2018 to its shareholders of record as of April 4, 2018. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of March 31, 2018:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$328,540	$7,379	$103,496	$12,548	$205,117
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	62,248	1,215	2,429	2,429	56,175
Development contracts (c)	145,031	137,674	6,117	1,240	-
Interest expense (d)	553,649	78,023	148,125	125,690	201,811
Other liabilities (e)	29,004	452	7,696	10,479	10,377
	$2,747,082	$224,743	$267,863	$752,386	$1,502,090

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
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

(d)	Variable rate debt future interest expense commitments are calculated using March 31, 2018 interest rates.
(e)

Other liabilities consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania and (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania.

The above table does not include amounts related to the 4040 Wilson development in Arlington, Virginia.  For further discussion of this development, see Item 1. “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and section “Overview – Development Risk,” above, for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," and Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

As of March 31, 2018, pursuant to our master development agreement for Schuylkill Yards, we committed to acquire a leasehold interest in a land parcel, containing 1.0 acres, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania for an estimated gross purchase price of $20.5 million. The leasehold interest will be acquired through a 99-year ground lease. Closing is anticipated to occur during the second quarter of 2018.

As of March 31, 2018, we were obligated to pay a maximum of $37.2 million for tenant improvements not yet completed and expect to incur $9.0 million for capital improvements to operating properties, which are not included in the above table. We expect that most of the obligations will be paid within one year.

On October 13, 2017, we acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of March 31, 2018. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within the ‘Development contracts’ caption. See Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further information.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of March 31, 2018, had $3.4 million of future contractual obligations, which are included in the table above within the ‘Development contracts’ caption. In addition, we estimate $0.9 million of potential additional contributions for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further information.

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch. As of March 31, 2018, we sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer, estimated to cost $13.2 million. Total estimated costs related to the improvements are included in the sale price of each land parcel. Recognition of the profit earned upon sale of the land parcels is deferred until the improvements are completed. The unfunded portion of these infrastructure costs are not included in the above table within the ‘Development contracts’ caption.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three-month periods ended March 31, 2018 and 2017:

	Three-month periods ended
	March 31, 2018	March 31, 2017
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$44,586	$19,442
Add (deduct):
Amount allocated to unvested restricted unitholders	114	99
Net gain on real estate venture transactions	(37,263)	(14,582)
Net gain on disposition of real estate	-	(7,323)
Provision for impairment (a)	-	2,730
Depreciation and amortization:
Real property	34,608	33,650
Leasing costs including acquired intangibles	8,306	12,118
Company’s share of unconsolidated real estate ventures	7,164	10,240
Partners’ share of consolidated real estate ventures	(55)	(59)
Funds from operations	$57,460	$56,315
Funds from operations allocable to unvested restricted shareholders	(203)	(198)
Funds from operations available to common share and unit holders (FFO)	$57,257	$56,117
Weighted-average shares/units outstanding — fully diluted (b)	181,268,110	177,681,671

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Includes common share and partnership units outstanding through the three months ended March 31, 2018 and 2017, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2018, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $328.5 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $11.8 million.

As of March 31, 2018, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,284.2 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $12.7 million at March 31, 2018.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at March 31, 2018. The total fair value of our debt was approximately $309.6 million and $308.9 million at March 31, 2018 and December 31, 2017, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $17.3 million at March 31, 2018. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $18.9 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended March 31, 2018. As of March 31, 2018, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description

3.1.1

Articles Supplementary relating to opt-out of Maryland Unsolicited Takeover Act, filed with the State Department of Assessments and Taxation of Maryland on March 2, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)

3.1.2

Preferred Share Reclassification Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on March 2, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)

10.1	Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan*

10.2	Form of Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)*

10.3	2018-2020 Performance Share Unit Program (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)*

10.4

Form of Three-Year Restricted Common Share Rights Award (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)*

10.5	Schedule of Non-Employee Trustee Compensation (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated March 6, 2018 and incorporated herein by reference)*

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 26, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 26, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)