Form 10-Q
period 2018-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2018-07-27
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

A total of 178,602,602 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 25, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2018, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,864,629	$3,832,348
Accumulated depreciation	(931,194)	(895,091)
Operating real estate investments, net	2,933,435	2,937,257
Construction-in-progress	120,593	121,188
Land held for development	95,658	98,242
Prepaid leasehold interests in land held for development	40,177	-
Total real estate investments, net	3,189,863	3,156,687
Assets held for sale, net	4,254	392
Cash and cash equivalents	108,304	202,179
Accounts receivable, net of allowance of $3,850 and $3,467 as of June 30, 2018 and December 31, 2017, respectively	19,530	17,938
Accrued rent receivable, net of allowance of $13,403 and $13,645 as of June 30, 2018 and December 31, 2017, respectively	176,380	169,760
Investment in Real Estate Ventures, equity method	170,361	194,621
Deferred costs, net	96,184	96,695
Intangible assets, net	59,418	64,972
Other assets	167,225	92,204
Total assets	$3,991,519	$3,995,448
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$324,289	$317,216
Unsecured term loan, net	248,595	248,429
Unsecured senior notes, net	1,365,909	1,365,183
Accounts payable and accrued expenses	106,790	107,074
Distributions payable	32,493	32,456
Deferred income, gains and rent	29,239	42,593
Acquired lease intangibles, net	18,573	20,274
Other liabilities	14,856	15,623
Total liabilities	$2,140,744	$2,148,848
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 178,604,473 and 178,285,236 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,787	1,784
Additional paid-in-capital	3,223,072	3,218,564
Deferred compensation payable in common shares	14,036	12,445
Common shares in grantor trust, 982,305 and 894,736 as of June 30, 2018 and December 31, 2017, respectively	(14,036)	(12,445)
Cumulative earnings	717,515	660,174
Accumulated other comprehensive income	9,221	2,399
Cumulative distributions	(2,118,230)	(2,053,741)
Total Brandywine Realty Trust's equity	1,833,365	1,829,180
Noncontrolling interests	17,410	17,420
Total beneficiaries' equity	$1,850,775	$1,846,600
Total liabilities and beneficiaries' equity	$3,991,519	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Rents	$107,657	$101,557	$214,017	$204,889
Tenant reimbursements	18,688	18,038	38,537	36,573
Termination fees	582	140	1,132	1,813
Third party management fees, labor reimbursement and leasing	4,913	7,080	12,587	13,565
Other	1,946	976	3,871	1,871
Total revenue	133,786	127,791	270,144	258,711
Operating expenses
Property operating expenses	37,887	37,215	77,219	74,100
Real estate taxes	12,417	11,078	24,839	22,827
Third party management expenses	2,243	2,325	6,993	4,772
Depreciation and amortization	43,717	44,263	87,008	90,155
General and administrative expenses	7,523	6,659	16,246	15,984
Provision for impairment	-	327	-	3,057
Total operating expenses	103,787	101,867	212,305	210,895
Operating income	29,999	25,924	57,839	47,816
Other income (expense)
Interest income	641	163	1,344	556
Interest expense	(19,301)	(20,304)	(38,834)	(41,741)
Interest expense - amortization of deferred financing costs	(627)	(596)	(1,254)	(1,230)
Equity in income (loss) of Real Estate Ventures	(358)	1,084	(1,183)	336
Net gain (loss) on disposition of real estate	(35)	1,088	(35)	8,411
Net gain on sale of undepreciated real estate	2,837	-	2,859	-
Net gain on Real Estate Venture transactions	-	-	37,263	14,582
Net income before income taxes	13,156	7,359	57,999	28,730
Income tax (provision) benefit	(20)	339	(158)	239
Net income	13,136	7,698	57,841	28,969
Net income attributable to noncontrolling interests	(130)	(45)	(506)	(214)
Net income attributable to Brandywine Realty Trust	13,006	7,653	57,335	28,755
Distribution to preferred shareholders	-	(307)	-	(2,032)
Preferred share redemption charge	-	(3,181)	-	(3,181)
Nonforfeitable dividends allocated to unvested restricted shareholders	(86)	(73)	(200)	(172)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$12,920	$4,092	$57,135	$23,370

Basic income per Common Share	$0.07	$0.02	$0.32	$0.13

Diluted income per Common Share	$0.07	$0.02	$0.32	$0.13

Basic weighted average shares outstanding	178,547,555	175,333,300	178,471,960	175,255,564
Diluted weighted average shares outstanding	179,692,336	176,756,598	179,740,690	176,480,380

Distributions declared per Common Share	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$13,136	$7,698	$57,841	$28,969
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,578	(1,385)	6,274	(371)
Amortization of interest rate contracts (1)	293	305	605	591
Total comprehensive income (loss)	1,871	(1,080)	6,879	220
Comprehensive income	15,007	6,618	64,720	29,189
Comprehensive income attributable to noncontrolling interest	(145)	(36)	(563)	(217)
Comprehensive income attributable to Brandywine Realty Trust	$14,862	$6,582	$64,157	$28,972

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2018

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2017	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600
Net income							57,335			506	57,841
Other comprehensive income								6,822		57	6,879
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate venture										11	11
Distributions from consolidated real estate venture										(54)	(54)
Share-based compensation activity	196,151		2	4,207			6				4,215
Share Issuance from/(to) Deferred Compensation Plan	101,060	87,569	1	(112)	1,591	(1,591)					(111)
Share Choice Plan issuance	(1,285)										-
Reallocation of Noncontrolling interest				(3)						3	-
Distributions declared ($0.36 per share)									(64,489)	(533)	(65,022)
BALANCE, June 30, 2018	178,604,473	982,305	$1,787	$3,223,072	$14,036	$(14,036)	$717,515	$9,221	$(2,118,230)	$17,410	$1,850,775

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the six-month period ended June 30, 2017

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									28,755			214	28,969
Other comprehensive income										217		3	220
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												33	33
Equity issuance costs						(491)							(491)
Bonus share issuance			6,752			110							110
Share-based compensation activity			245,444	39,870	2	4,338			4				4,344
Share Issuance from/(to) Deferred Compensation Plan			(1,718)	61,639		(48)	423	(423)					(48)
Share Choice Plan issuance			(1,423)										-
Reallocation of Noncontrolling interest						(34)						34	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.32 per share)											(56,314)	(474)	(56,788)
BALANCE, June 30, 2017	-	$-	175,389,815	1,000,966	$1,754	$3,165,935	$14,107	$(14,107)	$568,078	$(1,528)	$(1,993,419)	$16,903	$1,757,723

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$57,841	$28,969
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,008	90,155
Amortization of deferred financing costs	1,254	1,230
Amortization of debt discount/(premium), net	351	718
Amortization of stock compensation costs	4,672	3,730
Straight-line rent income	(7,786)	(13,104)
Amortization of acquired above (below) market leases, net	(1,578)	(1,768)
Straight-line ground rent expense	107	44
Provision for doubtful accounts	706	1,250
Net gain on real estate venture transactions	(37,263)	(14,582)
Net gain on sale of interests in real estate	(2,824)	(8,411)
Provision for impairment	-	3,057
Income from Real Estate Ventures, net of distributions	2,693	(680)
Income tax provision	158	(239)
Changes in assets and liabilities:
Accounts receivable	(230)	136
Other assets	(3,656)	(2,262)
Accounts payable and accrued expenses	(2,312)	(2,180)
Deferred income, gains and rent	(1,375)	(4,422)
Other liabilities	(235)	1,131
Net cash provided by operating activities	97,531	82,772

Cash flows from investing activities:
Acquisition of properties	(40,240)	-
Proceeds from the sale of properties	16,771	102,083
Proceeds from real estate venture sales	42,953	27,230
Issuance of mortgage note receivable	(44,430)	-
Proceeds from repayment of mortgage notes receivable	92	-
Capital expenditures for tenant improvements	(30,072)	(19,461)
Capital expenditures for redevelopments	(10,172)	(12,501)
Capital expenditures for developments	(46,059)	(36,783)
Advances for the purchase of tenant assets, net of repayments	(253)	(1,082)
Investment in unconsolidated Real Estate Ventures	(261)	(4,982)
Deposits for real estate	(5,462)	(212)
Capital distributions from Real Estate Ventures	2,451	12,406
Leasing costs paid	(7,938)	(9,846)
Net cash (used in) provided by investing activities	(122,620)	56,852

Cash flows from financing activities:
Repayments of mortgage notes payable	(3,136)	(2,442)
Proceeds from credit facility borrowings	-	219,000
Repayments of credit facility borrowings	-	(19,000)
Repayments of unsecured notes	-	(300,000)
Redemption of preferred shares	-	(100,000)
Proceeds from the exercise of stock options	-	471
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)
Partner contributions to consolidated real estate venture	11	33
Partner distributions from consolidated real estate venture	(54)	-
Distributions paid to shareholders	(64,396)	(60,026)
Distributions to noncontrolling interest	(533)	(474)
Net cash used in financing activities	(69,186)	(263,112)
Increase (decrease) in cash and cash equivalents and restricted cash	(94,275)	(123,488)
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$109,167	$71,130

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2018 and 2017 of $1,577 and $2,523, respectively	$38,852	$45,844

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,493	28,376
Change in construction-in-progress related to non-cash disposition of land	22,625	-
Change in deferred income, gains and rent to the non-cash disposition of land	(25,462)	-
Change in investment in real estate ventures as a result of dispositions	(17,313)	12,549
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-

Change in capital expenditures financed through accounts payable at period end	(2,636)	(3,682)
Change in capital expenditures financed through retention payable at period end	(942)	534

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,864,629	$3,832,348
Accumulated depreciation	(931,194)	(895,091)
Operating real estate investments, net	2,933,435	2,937,257
Construction-in-progress	120,593	121,188
Land held for development	95,658	98,242
Prepaid leasehold interests in land held for development	40,177	-
Total real estate investments, net	3,189,863	3,156,687
Assets held for sale, net	4,254	392
Cash and cash equivalents	108,304	202,179
Accounts receivable, net of allowance of $3,850 and $3,467 as of June 30, 2018 and December 31, 2017, respectively	19,530	17,938
Accrued rent receivable, net of allowance of $13,403 and $13,645 as of June 30, 2018 and December 31, 2017, respectively	176,380	169,760
Investment in Real Estate Ventures, equity method	170,361	194,621
Deferred costs, net	96,184	96,695
Intangible assets, net	59,418	64,972
Other assets	167,225	92,204
Total assets	$3,991,519	$3,995,448
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$324,289	$317,216
Unsecured term loan, net	248,595	248,429
Unsecured senior notes, net	1,365,909	1,365,183
Accounts payable and accrued expenses	106,790	107,074
Distributions payable	32,493	32,456
Deferred income, gains and rent	29,239	42,593
Acquired lease intangibles, net	18,573	20,274
Other liabilities	14,856	15,623
Total liabilities	$2,140,744	$2,148,848
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding as of June 30, 2018 and December 31, 2017	24,772	26,918
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 178,604,473 and 178,285,236 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,814,870	1,815,411
Accumulated other comprehensive income	8,935	2,056
Total Brandywine Operating Partnership, L.P.'s equity	1,823,805	1,817,467
Noncontrolling interest - consolidated real estate ventures	2,198	2,215
Total partners' equity	$1,826,003	$1,819,682
Total liabilities and partners' equity	$3,991,519	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Rents	$107,657	$101,557	$214,017	$204,889
Tenant reimbursements	18,688	18,038	38,537	36,573
Termination fees	582	140	1,132	1,813
Third party management fees, labor reimbursement and leasing	4,913	7,080	12,587	13,565
Other	1,946	976	3,871	1,871
Total revenue	133,786	127,791	270,144	258,711
Operating expenses
Property operating expenses	37,887	37,215	77,219	74,100
Real estate taxes	12,417	11,078	24,839	22,827
Third party management expenses	2,243	2,325	6,993	4,772
Depreciation and amortization	43,717	44,263	87,008	90,155
General and administrative expenses	7,523	6,659	16,246	15,984
Provision for impairment	-	327	-	3,057
Total operating expenses	103,787	101,867	212,305	210,895
Operating income	29,999	25,924	57,839	47,816
Other income (expense)
Interest income	641	163	1,344	556
Interest expense	(19,301)	(20,304)	(38,834)	(41,741)
Interest expense - amortization of deferred financing costs	(627)	(596)	(1,254)	(1,230)
Equity in income (loss) of Real Estate Ventures	(358)	1,084	(1,183)	336
Net gain (loss) on disposition of real estate	(35)	1,088	(35)	8,411
Net gain on sale of undepreciated real estate	2,837	-	2,859	-
Net gain on Real Estate Venture transactions	-	-	37,263	14,582
Net income before income taxes	13,156	7,359	57,999	28,730
Income tax (provision) benefit	(20)	339	(158)	239
Net income	13,136	7,698	57,841	28,969
Net income attributable to noncontrolling interests - consolidated real estate ventures	(21)	(8)	(26)	(13)
Net income attributable to Brandywine Operating Partnership	13,115	7,690	57,815	28,956
Distribution to preferred unitholders	-	(307)	-	(2,032)
Preferred unit redemption charge	-	(3,181)	-	(3,181)
Nonforfeitable dividends allocated to unvested restricted unitholders	(86)	(73)	(200)	(172)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$13,029	$4,129	$57,615	$23,571

Basic income per Common Partnership Unit	$0.07	$0.02	$0.32	$0.13

Diluted income per Common Partnership Unit	$0.07	$0.02	$0.32	$0.13

Basic weighted average common partnership units outstanding	180,027,354	176,813,099	179,951,759	176,735,363
Diluted weighted average common partnership units outstanding	181,172,135	178,236,397	181,220,489	177,960,179

Distributions declared per Common Partnership Unit	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$13,136	$7,698	$57,841	$28,969
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	1,578	(1,385)	6,274	(371)
Amortization of interest rate contracts (1)	293	305	605	591
Total comprehensive income (loss)	1,871	(1,080)	6,879	220
Comprehensive income	15,007	6,618	64,720	29,189
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(21)	(8)	(26)	(13)
Comprehensive income attributable to Brandywine Operating Partnership, L.P.	$14,986	$6,610	$64,694	$29,176

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the six-month period ended June 30, 2018

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2017	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682
Net income		57,815		26	57,841
Other comprehensive income			6,879		6,879
Deferred compensation obligation	101,060	(111)			(111)
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate venture				11	11
Distributions from consolidated real estate venture				(54)	(54)
Share Choice Plan issuance	(1,285)				-
Share-based compensation activity	196,151	4,215			4,215
Adjustment of redeemable partnership units to liquidation value at period end		1,613			1,613
Distributions to general partnership unitholders ($0.36 per unit)		(64,489)			(64,489)
BALANCE, June 30, 2018	178,604,473	$1,814,870	$8,935	$2,198	$1,826,003

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

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six-month periods ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$57,841	$28,969
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,008	90,155
Amortization of deferred financing costs	1,254	1,230
Amortization of debt discount/(premium), net	351	718
Amortization of stock compensation costs	4,672	3,730
Straight-line rent income	(7,786)	(13,104)
Amortization of acquired above (below) market leases, net	(1,578)	(1,768)
Straight-line ground rent expense	107	44
Provision for doubtful accounts	706	1,250
Net gain on real estate venture transactions	(37,263)	(14,582)
Net gain on sale of interests in real estate	(2,824)	(8,411)
Provision for impairment	-	3,057
Income from Real Estate Ventures, net of distributions	2,693	(680)
Income tax provision	158	(239)
Changes in assets and liabilities:
Accounts receivable	(230)	136
Other assets	(3,656)	(2,262)
Accounts payable and accrued expenses	(2,312)	(2,180)
Deferred income, gains and rent	(1,375)	(4,422)
Other liabilities	(235)	1,131
Net cash provided by operating activities	97,531	82,772

Cash flows from investing activities:
Acquisition of properties	(40,240)	-
Proceeds from the sale of properties	16,771	102,083
Proceeds from real estate venture sales	42,953	27,230
Issuance of mortgage note receivable	(44,430)	-
Proceeds from repayment of mortgage notes receivable	92	-
Capital expenditures for tenant improvements	(30,072)	(19,461)
Capital expenditures for redevelopments	(10,172)	(12,501)
Capital expenditures for developments	(46,059)	(36,783)
Advances for the purchase of tenant assets, net of repayments	(253)	(1,082)
Investment in unconsolidated Real Estate Ventures	(261)	(4,982)
Deposits for real estate	(5,462)	(212)
Escrowed cash	-	-
Capital distributions from Real Estate Ventures	2,451	12,406
Leasing costs paid	(7,938)	(9,846)
Net cash (used in) provided by investing activities	(122,620)	56,852

Cash flows from financing activities:
Repayments of mortgage notes payable	(3,136)	(2,442)
Proceeds from credit facility borrowings	-	219,000
Repayments of credit facility borrowings	-	(19,000)
Repayments of unsecured notes	-	(300,000)
Redemption of preferred shares	-	(100,000)
Proceeds from the exercise of stock options	-	471
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)
Partner contributions to consolidated real estate venture	11	33
Partner distributions from consolidated real estate venture	(54)	-
Distributions paid to preferred and common partnership units	(64,929)	(60,500)
Net cash used in financing activities	(69,186)	(263,112)
Increase (decrease) in cash and cash equivalents and restricted cash	(94,275)	(123,488)
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$109,167	$71,130

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2018 and 2017 of $1,577 and $2,523, respectively	$38,852	$45,844

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,493	28,376
Change in construction-in-progress related to non-cash disposition of land	22,625	-
Change in deferred income, gains and rent to the non-cash disposition of land	(25,462)	-
Change in investment in real estate ventures as a result of dispositions	(17,313)	12,549
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-

Change in capital expenditures financed through accounts payable at period end	(2,636)	(3,682)
Change in capital expenditures financed through retention payable at period end	(942)	534

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2018, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of June 30, 2018, the Company owned 93 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of June 30, 2018, excludes two development properties and five redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of June 30, 2018:

	Number of Properties	Rentable Square Feet
Office properties	81	14,966,602
Mixed-use properties	4	646,741
Retail properties	1	17,884
Core Properties	86	15,631,227
Development properties	2	247,818
Redevelopment properties	5	583,719
The Properties	93	16,462,764

In addition to the Properties, as of June 30, 2018, the Company owned land held for development, comprised of 199 acres of undeveloped land, of which 2.7 acres were held for sale, 2.0 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 58 additional acres of undeveloped land.  As of June 30, 2018, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.7 million square feet, of which 0.1 million square feet relates to 2.7 acres held for sale. As of June 30, 2018, the Company also owned interests in unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin, Texas.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties owned by the Company and approximately 8.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2018, the results of its operations for the three- and six-month periods ended June 30, 2018 and 2017 and its cash flows for the six-month periods ended June 30, 2018 and 2017 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.

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

Out of Period Adjustment

The Company recorded $1.2 million of impairment charges during the quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the six-month period ended June 30, 2017 and the year ended December 31, 2017. Management concluded that these misstatements were not material to any prior period, nor were they material to the consolidated financial statements as of and for the twelve-month periods ended December 31, 2017 and 2016.

Reclassifications and Adoption of New Accounting Guidance

On March 22, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, and recorded a prepaid asset of $24.9 million within the “Other assets” caption of the consolidated balance sheets. During the second quarter of 2018, the Company reclassified the entire balance into the “Prepaid leasehold interests in land held for development” caption in the consolidated balance sheets.

Through the three- and six-month periods ended June 30, 2017, the Company included $0.3 million and $0.2 million of income tax benefit in general and administrative expenses, respectively. During the fourth quarter of 2017, the Company began disaggregating our income tax provision/benefit in the consolidated statements of operations. As a result, in the statements of operations for the three- and six-month periods ended June 30, 2017, included herein, the Company reclassified $0.3 million and $0.2 million of net income tax benefit out of general and administrative expenses into the “Income tax (provision) benefit” caption in the consolidated statements of operations to provide comparative presentation.

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASU No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents. Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not define restricted cash or restricted cash equivalents. As of June 30, 2018 and June 30, 2017, the Company had $0.9 million and $33.2 million of restricted cash, respectively, on its consolidated balance sheets within the caption ‘Other assets.’ As a result of the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and end of each period presented in the consolidated statements of cash flows. Separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating and investing sections of the consolidated statements of cash flows. As a result of the adoption of ASU 2016-18, for the six-months ended June 30, 2017 operating cash flows increased by $0.5 million, which is reflected within the change in other assets caption. In addition, investing cash flows for the six months ended June 30, 2017 increased by $32.0 million, which relates to Section 1031 proceeds on the sale of Concord Airport Plaza and was presented within the escrowed cash caption of the consolidated statements of cash flows.

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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 12, “Segment Information,” for further information) during the three- and six-month periods ended June 30, 2018 (in thousands):

	Three-month period ended
	June 30, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate	Total
Base rent	$40,476	$29,919	$20,861	$4,949	$2,109	$(486)	$97,828
Straight-line rent	2,943	507	(361)	(49)	106	(120)	3,026
Point of sale	6,280	80	256	129	58	-	6,803
Total rents	49,699	30,506	20,756	5,029	2,273	(606)	107,657

Tenant reimbursements	12,132	3,170	857	1,991	661	(123)	18,688
Termination fees	108	405	69	-	-	-	582

Third party management fees, labor reimbursement and leasing	217	4	1,386	1,431	404	1,471	4,913

Other income	1,368	248	131	18	1	180	1,946

Total revenue	$63,524	$34,333	$23,199	$8,469	$3,339	$922	$133,786

	Six-month period ended
	June 30, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate	Total
Base rent	$79,651	$59,813	$40,940	$9,434	$4,305	$(972)	$193,171
Straight-line rent	7,282	1,006	(153)	207	124	(235)	8,231
Point of sale	11,621	128	496	251	119	-	12,615
Total rents	98,554	60,947	41,283	9,892	4,548	(1,207)	214,017

Tenant reimbursements	24,498	7,091	1,785	3,972	1,426	(235)	38,537
Termination fees	155	839	138	-	-	-	1,132

Third party management fees, labor reimbursement and leasing	429	12	2,851	2,932	3,499	2,864	12,587

Other income	2,490	326	201	37	7	810	3,871

Total revenue	$126,126	$69,215	$46,258	$16,833	$9,480	$2,232	$270,144

Rental Revenue

The Company owns, operates and manages commercial real estate. Rental revenue is earned by leasing commercial space to the Company’s tenants. Rental revenue is recognized on a straight-line basis over the term of the leases. The Company’s primary source of revenue is leases which fall under the scope of Leases (Topic 840).

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

Tenant Reimbursements

The Company contracts with third-party vendors and suppliers for goods and services to fulfill certain of the Company’s obligations to tenants. The Company is reimbursed by tenants for these goods and services in the period that the expenses are incurred based on the terms of the lease agreements with each tenant.

Third party management fees, labor reimbursement and leasing

The Company performs property management services for third-party property owners of real estate that consist of: (i) providing leasing services, (ii) property inspections, (iii) repairs and maintenance monitoring, and (iv) financial and accounting oversight. For these services, the Company earns management fees monthly, which are based on a fixed percentage of each managed property’s financial results, and is reimbursed for the labor costs incurred by its property management employees as services are rendered to the property owners. The Company determined that control over the services is passed to its customers simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to the Company’s customers.

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

Development fee revenue is earned through two different sources: (i) the Company performs development services for third parties as agent and earns fixed development fees based on a percentage of construction costs incurred over the construction period, and (ii) the Company acts as a general contractor on behalf of one of its managed real estate ventures. The Company acts as the principal construction company for the real estate venture and records gross revenue as it provides construction services based on the quantifiable construction outputs.

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

Contract assets and contract liabilities

As of June 30, 2018, the Company has no outstanding assets or liabilities associated with the Company’s third party management contracts.

Nonfinancial Assets

In February 2017, the FASB issued ASU No. 2017-05, Gains and losses from the derecognition of nonfinancial assets (ASC 610-20), to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in-substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, a company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the previous guidance specific to real estate sales within ASC 360-20 will be eliminated.

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

Garza Land Sales

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch, for a purchase price of $20.6 million. As of June 30, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres to three unaffiliated third parties. Two of the land parcels were sold to third party developers on January 30, 2017 and April 28, 2017 and the third land parcel was sold to a third party on March 16, 2018. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Due to the completion guarantee, the Company did not transfer control to the buyers of the land parcels and recognition of the sale was deferred until the improvements were substantially complete. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets.

As a result, the Company transferred control of the land parcels to the buyers and recognized the land sales. Accordingly, during the three-month period ended June 30, 2018, the Company applied the cash proceeds received from the settlements of each parcel and recorded an aggregate $2.8 million deferred gain, which was recorded in the “Net gain on sale of undepreciated real estate” caption in its consolidated statements of operations. The following table details the gain on sale for each land parcel, as of June 30, 2018 (dollars, in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,424
April 28, 2017	Garza Ranch - Multifamily	Austin, TX	1	8.4	11,800	11,560	1,233
January 30, 2017	Garza Ranch - Hotel	Austin, TX	1	1.7	3,500	3,277	180
Total Dispositions			3	16.7	$29,871	$29,346	$2,837

Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s conclusion under ASC 360-20, and no restatement of the consolidated financial statements is necessary as a result of implementing the guidance for the sale of nonfinancial assets.

Marine Piers Sublease Interest Sale

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania, for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash and the Company received cash proceeds of $11.2 million, after closing costs and prorations. The $9.4 million balance of the purchase is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASU 2017-05, the Company determined that it is appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the amount of the pending payment due from the buyer because the Company cannot determine the collectability of the remaining $9.4 million balance due under the purchase and sale agreement. The net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million arising from the pending payment will be recognized at the earlier of: (i) the time that the Company determines collection of the deferred payment is probable or (ii) on the second purchase price installment date. Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s previous conclusion under ASC 360-20, and therefore no restatement of the consolidated financial statements is necessary as a result of implementing the guidance for the sale of nonfinancial assets.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07 that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under previously issued GAAP guidance, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the revised guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Changes to the accounting for nonemployee awards include:

•

Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date.

•	Compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition.
•	The current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments.
•	The revised guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers.

The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12 to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update or requires adoption for fiscal years beginning after December 15, 2018. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

Leasing Standard

In February 2016, the FASB issued guidance (“ASU-2016-02”) modifying the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in the same manner as operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.”

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. However, it provides two options for application of the modified retrospective transition method:

•

Under the first option, the ASU requires the application of the standard to all leases that exist at or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standard at the date of initial applications, and restatement of the amounts presented prior to January 1, 2019.

•	Under the second option, an entity may elect a package of practical expedients, which allows for the following:
o	An entity need not reassess whether any expired or existing contracts are or contain leases;
o	An entity need not reassess the lease classification for any expired or existing leases; and
o	An entity need not reassess initial direct costs for any existing leases.

This package of practical expedients is available as a single election that must be consistently applied to all existing leases at the date of adoption. Lessors that adopt this package are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017, under the ASU. This option enables entities to account for their existing leases for the remainder of the respective lease terms following previous accounting guidance, which eliminates the need to calculate a cumulative adjustment to the opening balance of retained earnings.

In addition, there is a practical expedient that allows the Company to use hindsight when determining the lease term and assessing the fair value of right of use assets. After considering its impact, the Company has decided not to elect the hindsight expedient as part of the application of the modified retrospective transition method.

Furthermore, in March 2018, the FASB proposed an amendment to the package of practical expedients that provides an optional transition method to make January 1, 2019 the initial application date of the ASU, rather than January 1, 2017. Entities that elect both the package of practical expedients and the optional transitional method will apply the new lease ASU prospectively, to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

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

In March 2018, the FASB issued a proposed amendment to the lease ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if: (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU.

The Company has not completed its analysis of this ASU. The Company expects tenant recoveries that qualify as nonlease components will be presented under a single lease component presentation. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), will be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries pertaining to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU. Additionally, the Company has determined that it is going to elect to apply the package of practical expedients when applying the modified retrospective approach.

3. REAL ESTATE INVESTMENTS

As of June 30, 2018 and December 31, 2017, the gross carrying value of the operating properties was as follows (in thousands):

	June 30,	December 31,
	2018	2017
Land	$497,517	$492,197
Building and improvements	2,911,910	2,896,113
Tenant improvements	455,202	444,038
Total	$3,864,629	$3,832,348

Acquisitions

On June 29, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $15.0 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease. Additionally, the ground lease required the Company to pay $5.6 million for a leasehold valuation credit, which can be applied to increase the density of the projects subject to the Schuylkill Yards Project master development agreement. Of this credit, $2.4 million will be applied to the development of 3001-3003 and 3025 JFK Boulevard if the Company constructs a minimum of 1.2 million square feet of floor area ratio (“FAR”) on these land parcels. The remaining credit of $3.2 million can be used for development in excess of 1.2 million FAR at 3001-3003 and 3025 JFK Boulevard or toward future ground lease takedowns at the Schuylkill Yards Development Site. This $3.2 million credit is reimbursed if the master development agreement is terminated by the landowner. Based on the Company’s evaluation under ASC 840, the ground lease is classified as an operating lease. The ground lease and credit are included in the “Prepaid leasehold interests in land held for development” and “Other assets” captions, respectively, in the consolidated balance sheets.

On March 22, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $24.6 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease. Based on the Company’s evaluation under ASC 840, the ground lease is classified as an operating lease and included in the “Prepaid leasehold interests in land held for development” caption in the consolidated balance sheets.

On January 5, 2018, the Company acquired, from its then partner in each of the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the partner’s 35% ownership interest in the Four Tower Bridge real estate venture in exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. As a result of this non-monetary exchange, the Company acquired 100% of the Four Tower Bridge real estate venture, which owns an office property containing 86,021 square feet, in Conshohocken, Pennsylvania, encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property.

The Company’s acquisition of the 35% ownership interest in Four Tower Bridge from its former partner resulted in the consolidation of the property, which has been accounted for as an asset acquisition under ASU 2017-01. As such, the Company capitalized $0.1 million of acquisition-related costs and allocated the unencumbered acquisition value, consisting of the fair value of $23.6 million and the acquisition-related costs, to tangible and intangible assets and liabilities. The unencumbered acquisition value was determined under the comparative sales approach, which utilized observable transactions within the Conshohocken submarket.

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

Four Tower Bridge contributed approximately $0.7 million and $1.4 million of revenue and $0.1 million of net loss and $0.1 million of net income, included in the Company’s consolidated income statements, for the three- and six-month periods ended June 30, 2018, respectively.

Dispositions

The Company sold the following office property during the six-month period ended June 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Loss on Sale
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	$2,000	$1,850	$(35)
Total Dispositions				1	38,260	$2,000	$1,850	$(35)

The Company sold the following land parcels during the six-month period ended June 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,424	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,446
(a)

As of March 31, 2018, the Company had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time the Company transferred control of the land parcels. As a result, the Company then recognized the sale of the land parcels. See Note 2, “Basis of Presentation,” for further discussion of the infrastructure improvements and related revenue recognition.

The sales of property and land referenced above do not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

As of June 30, 2018, the Company had land held for development, consisting of a 2.7-acre parcel of land containing a vacant office building located in the Company’s Pennsylvania Suburbs segment, classified as held for sale but which did not meet the criteria to be classified within discontinued operations. As of June 30, 2018, $4.3 million was reclassified from the “Land held for development”

caption to the ”Assets held for sale, net” caption on the consolidated balance sheets. There were no other reclassifications related to this parcel of land. As of June 30, 2018, the carrying value of the land was less than the fair value less the anticipated costs of sale and, as such, the Company expects to record a nominal gain on sale. The fair value measurement is based on the pricing in the purchase and sale agreement.

The disposal of the property referenced above does not represent a strategic shift that has a major effect on the operations and financial results of the Company. As a result, the operating results of this property remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2018, the Company held ownership interests in 10 unconsolidated Real Estate Ventures for an aggregate investment balance of $170.4 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of June 30, 2018, six of the real estate ventures owned properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development: and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 25% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 2018, respectively, and $1.7 million and $3.2 million for the three- and six-month periods ended June 30, 2017, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $1.5 million and $2.9 million for the three- and six-month periods ended June 30, 2018, respectively, and $1.8 million and $3.6 million for the three- and six-month periods ended June 30, 2017, respectively.

The Company had outstanding accounts receivable balances from its Real Estate Ventures of $1.3 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South) (a)	Other	Total
Net property	$259,282	$158,483	$-	$494,053	$911,818
Other assets	37,584	24,444	-	84,166	146,194
Other liabilities	17,734	4,519	-	73,603	95,856
Debt, net	247,004	92,707	-	301,640	641,351
Equity (b)	32,128	85,701	-	202,976	320,805

	December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Net property	$263,557	$158,960	$143,990	$517,458	$1,083,965
Other assets	42,272	24,181	8,563	86,916	161,932
Other liabilities	24,131	4,493	1,648	67,435	97,707
Debt, net	248,700	92,917	110,136	314,667	766,420
Equity (b)	32,998	85,731	40,769	222,272	381,770
(a)	On January 10, 2018, HSRE-BDN I, LLC (evo at Cira Centre South) sold the 345-unit student housing tower, its sole operating asset. See ‘evo at Cira Disposition’ section below.
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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three-month period ended June 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$13,904	$5,970	$-	$21,227	$41,101
Operating expenses	(5,751)	(2,877)	-	(11,461)	(20,089)
Interest expense, net	(2,227)	(869)	-	(4,856)	(7,952)
Depreciation and amortization	(5,028)	(2,546)	-	(6,218)	(13,792)
Loss on early extinguishment of debt	-	-	-	-	-
Net income (loss)	$898	$(322)	$-	$(1,308)	$(732)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$449	$(161)	$-	$(764)	$(476)
Basis adjustments and other	204	(13)	-	(73)	118
Equity in income (loss) of Real Estate Ventures	$653	$(174)	$-	$(837)	$(358)

	Three-month period ended June 30, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$26,140	$7,988	$3,101	$21,590	$58,819
Operating expenses	(9,699)	(3,248)	(712)	(11,513)	(25,172)
Interest expense, net	(3,744)	(1,301)	(1,014)	(5,213)	(11,272)
Depreciation and amortization	(9,064)	(3,133)	(1,128)	(7,046)	(20,371)
Net income (loss)	$3,633	$306	$247	$(2,182)	$2,004
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$1,817	$153	$124	$(645)	$1,449
Basis adjustments and other	(171)	(11)	46	(229)	(365)
Equity in income (loss) of Real Estate Ventures	$1,646	$142	$170	$(874)	$1,084

	Six-month period ended June 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$28,260	$11,806	$995	$42,861	$83,922
Operating expenses	(11,817)	(5,421)	(250)	(23,369)	(40,857)
Interest expense, net	(4,521)	(1,733)	(388)	(9,436)	(16,078)
Depreciation and amortization	(10,726)	(4,683)	(376)	(12,391)	(28,176)
Loss on early extinguishment of debt	-	-	(718)	-	(718)
Net income (loss)	$1,196	$(31)	$(737)	$(2,335)	$(1,907)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$598	$(16)	$(369)	$(1,396)	$(1,183)
Basis adjustments and other	135	2	11	(148)	-
Equity in income (loss) of Real Estate Ventures	$733	$(14)	$(358)	$(1,544)	$(1,183)

	Six-month period ended June 30, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$47,692	$15,313	$6,255	$43,838	$113,098
Operating expenses	(19,012)	(6,188)	(1,391)	(23,747)	(50,338)
Interest expense, net	(7,433)	(2,446)	(1,912)	(10,310)	(22,101)
Depreciation and amortization	(18,293)	(5,942)	(2,256)	(14,642)	(41,133)
Net income (loss)	$2,954	$737	$696	$(4,861)	$(474)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$1,477	$369	$348	$(1,907)	$287
Basis adjustments and other	(196)	299	53	(107)	49
Equity in income (loss) of Real Estate Ventures	$1,281	$668	$401	$(2,014)	$336

(a)

The Company’s unconsolidated ownership interests ranged from 25% to 70% during the three- and six-month periods ended June 30, 2018 and 20% to 70% during the three- and six month periods ended June 30, 2017, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

Brandywine 1919 Ventures

On June 26, 2018, each of the Company and its partner, LCOR/Calstrs, provided a $44.4 million mortgage loan to Brandywine 1919 Ventures (“1919 Ventures”), an unconsolidated real estate venture in which each of the Company and LCOR/Calstrs holds a 50% ownership interest. As a result, the Company recorded a related-party note receivable of $44.4 million in the “Other assets” caption on its consolidated balance sheets. The loans bear interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. On June 26, 2018, Brandywine 1919 Ventures used the loan to repay the venture’s then outstanding $88.8 million construction loan, comprised of $88.6 million in principal and $0.2 million of accrued interest. On an ongoing basis, the Company will evaluate its loan for collectability. There are no collectability concerns as of June 30, 2018.

The Company accounted for its investment in 1919 Ventures under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of 1919 Ventures’ construction facility, the Company reassessed its consolidation conclusion. The Company determined that this real estate venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate 1919 Ventures. The partner mortgage loans do not impact the controlling rights within the partnership agreements. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of 1919 Ventures under the operating agreement and related partnership agreements, 1919 Ventures is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over 1919 Ventures; therefore, it was not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

Four Tower Bridge Acquisition

On January 5, 2018, the Company acquired, from its then partner in each of the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the partner’s remaining 35% ownership interest in the Four Tower Bridge real estate venture in exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owned an office property containing 86,021 square feet in Conshohocken, Pennsylvania encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property and recognized a gain of $11.6 million. For further information regarding the accounting of the transaction, see Note 3, “Real Estate Investments.”

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

Guarantees

As of June 30, 2018, the Real Estate Ventures had aggregate indebtedness of $645.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary carve-outs. As of June 30, 2018, the loans for which there is recourse to the Company consist of the following: (i) a $0.4 million payment guarantee on a loan with a $4.2 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. INTANGIBLE ASSETS AND LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$104,705	$(48,495)	$56,210
Tenant relationship value	10,580	(9,225)	1,355
Above market leases acquired	4,711	(2,858)	1,853
Total intangible assets, net	$119,996	$(60,578)	$59,418

Acquired lease intangibles, net:
Below market leases acquired	$35,366	$(16,793)	$18,573

	December 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$108,060	$(47,003)	$61,057
Tenant relationship value	11,201	(9,275)	1,926
Above market leases acquired	4,545	(2,556)	1,989
Total intangible assets, net	$123,806	$(58,834)	$64,972

Acquired lease intangibles, net:
Below market leases acquired	$36,213	$(15,939)	$20,274

As of June 30, 2018, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2018 (six months remaining)	$7,539	$1,736
2019	13,021	2,833
2020	10,353	2,069
2021	7,538	1,432
2022	5,355	1,264
Thereafter	15,612	9,239
Total	$59,418	$18,573

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$83,630	$84,440	3.98%		May 2020
Four Tower Bridge	9,639	-	4.50%	(a)	Feb 2021
One Commerce Square	121,941	123,667	3.64%		Apr 2023
Two Commerce Square	111,511	112,000	4.51%		Apr 2023
Principal balance outstanding	326,721	320,107
Plus: fair market value premium (discount), net	(1,947)	(2,325)
Less: deferred financing costs	(485)	(566)
Mortgage indebtedness	$324,289	$317,216

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,628,610	1,628,610
Plus: original issue premium (discount), net	(4,260)	(4,423)
Less: deferred financing costs	(9,846)	(10,575)
Total unsecured indebtedness	$1,614,504	$1,613,612
Total Debt Obligations	$1,938,793	$1,930,828
(a)	This loan was assumed upon acquisition of the related property on January 5, 2018. The interest rate reflects the market rate at the time of acquisition.

As of June 30, 2018 and December 31, 2017, the Company’s weighted-average effective interest rates on its mortgage notes payable were 4.05% and 4.04%, respectively.

In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.20%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. The Company had no borrowings under the Credit Facility as of and during the six-month period ended June 30, 2018. As of June 30, 2017, the Company had $200.0 million of borrowings under the Credit Facility and $12.4 million in letters of credit outstanding. During the six months ended June 30, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.30%. As of June 30, 2017, the effective interest rate on Credit Facility borrowings was 2.37%. The Credit Facility was refinanced subsequent to June 30, 2018. For additional information, see Note 14, “Subsequent Events.”

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of June 30, 2018. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of June 30, 2018, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2018 (six months remaining)	$3,689
2019	7,595
2020	87,226
2021	15,143
2022	256,332
Thereafter	1,585,346
Total principal payments	1,955,331
Net unamortized premiums/(discounts)	(6,207)
Net deferred financing costs	(10,331)
Outstanding indebtedness	$1,938,793

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2018 and December 31, 2017, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2018 and December 31, 2017 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,287,299	$1,267,015	$1,286,573	$1,314,900
Variable rate debt	$327,205	$310,536	$327,039	$308,872
Mortgage notes payable	$324,289	$307,615	$317,216	$304,665
Notes receivable (b)	$47,871	$47,908	$3,532	$3,605
(a)

The carrying amounts presented in the table above are net of deferred financing costs of $8.4 million and $8.9 million for unsecured notes payable, $1.4 million and $1.6 million for variable rate debt and $0.5 million and $0.6 million for mortgage notes payable as of June 30, 2018 and December 31, 2017, respectively.

(b)

The inputs to originate the notes receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loans.

On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. For additional information regarding the transaction, see Note 4, “Investment in Unconsolidated Real Estate Ventures.”

As of June 30, 2018, notes receivable also consisted of a $3.4 million note receivable that was provided to a third party to acquire a property. The mortgage bears interest at 7.0% for the remainder of 2018 and 8.0% interest until its maturity date in March of 2020. The Company expects to receive $3.1 million at maturity of the note in March of 2020.

The Company periodically assesses collectability of the notes receivable in accordance with the accounting standard for loan receivables. As of June 30, 2018, the Company’s notes receivable are collectible.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of June 30, 2018 and December 31, 2017. For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

The inputs to originate the notes receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity dates of the loans.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2018, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $15.2 million as of both June 30, 2018 and December 31, 2017. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of June 30, 2018 and December 31, 2017, was approximately $25.0 million and $26.9 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2018 and December 31, 2017. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2018	12/31/2017				6/30/2018	12/31/2017
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$11,287	$5,694
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	490	25
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	296	59
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in the “Other assets” and (“Other liabilities”) captions on the Company’s consolidated balance sheets.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$13,136	$13,136	$7,698	$7,698
Net income attributable to noncontrolling interests	(130)	(130)	(45)	(45)
Nonforfeitable dividends allocated to unvested restricted shareholders	(86)	(86)	(73)	(73)
Preferred share dividends	-	-	(307)	(307)
Preferred share redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common shareholders	$12,920	$12,920	$4,092	$4,092
Denominator
Weighted-average shares outstanding	178,547,555	178,547,555	175,333,300	175,333,300
Contingent securities/Share based compensation	-	1,144,781	-	1,423,298
Weighted-average shares outstanding	178,547,555	179,692,336	175,333,300	176,756,598
Earnings per Common Share:
Net income attributable to common shareholders	$0.07	$0.07	$0.02	$0.02

	Six-month periods ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$57,841	$57,841	$28,969	$28,969
Net income attributable to noncontrolling interests	(506)	(506)	(214)	(214)
Nonforfeitable dividends allocated to unvested restricted shareholders	(200)	(200)	(172)	(172)
Preferred share dividends	-	-	(2,032)	(2,032)
Preferred share redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common shareholders	$57,135	$57,135	$23,370	$23,370
Denominator
Weighted-average shares outstanding	178,471,960	178,471,960	175,255,564	175,255,564
Contingent securities/Share based compensation	-	1,268,730	-	1,224,816
Weighted-average shares outstanding	178,471,960	179,740,690	175,255,564	176,480,380
Earnings per Common Share:
Net income attributable to common shareholders	$0.32	$0.32	$0.13	$0.13

Redeemable common limited partnership units totaling 1,479,799 at both June 30, 2018 and June 30, 2017, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and six-month periods ended June 30, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common Shares

On May 23, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which was paid on July 20, 2018 to shareholders of record as of July 6, 2018.

Preferred Shares

Of the 20,000,000 preferred shares authorized, none were outstanding as of June 30, 2018 or June 30, 2017.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$13,136	$13,136	$7,698	$7,698
Net income attributable to noncontrolling interests	(21)	(21)	(8)	(8)
Nonforfeitable dividends allocated to unvested restricted unitholders	(86)	(86)	(73)	(73)
Preferred unit dividends	-	-	(307)	(307)
Preferred unit redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common unitholders	$13,029	$13,029	$4,129	$4,129
Denominator
Weighted-average units outstanding	180,027,354	180,027,354	176,813,099	176,813,099
Contingent securities/Share based compensation	-	1,144,781	-	1,423,298
Total weighted-average units outstanding	180,027,354	181,172,135	176,813,099	178,236,397
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.07	$0.07	$0.02	$0.02

	Six-month periods ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$57,841	$57,841	$28,969	$28,969
Net income attributable to noncontrolling interests	(26)	(26)	(13)	(13)
Nonforfeitable dividends allocated to unvested restricted unitholders	(200)	(200)	(172)	(172)
Preferred unit dividends	-	-	(2,032)	(2,032)
Preferred unit redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common unitholders	$57,615	$57,615	$23,571	$23,571
Denominator
Weighted-average units outstanding	179,951,759	179,951,759	176,735,363	176,735,363
Contingent securities/Share based compensation	-	1,268,730	-	1,224,816
Total weighted-average units outstanding	179,951,759	181,220,489	176,735,363	177,960,179
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.32	$0.32	$0.13	$0.13

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and six-month periods ended June 30, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units

On May 23, 2018, the Operating Partnership declared a distribution of $0.18 per common partnership unit, totaling $32.5 million, which was paid on July 20, 2018 to unitholders of record as of July 6, 2018.

Preferred Mirror Partnership Units

Of the 20,000,000 units authorized, none were outstanding as of June 30, 2018 or June 30, 2017.

12. SEGMENT INFORMATION

As of June 30, 2018, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2018	December 31, 2017
Philadelphia CBD	$1,647,843	$1,643,296
Pennsylvania Suburbs	979,720	958,796
Metropolitan Washington, D.C.	979,573	978,257
Austin, Texas	170,912	163,653
Other	86,581	88,346
	$3,864,629	$3,832,348

Corporate
Construction-in-progress	$120,593	$121,188
Land held for development (a)	$95,658	$98,242
Prepaid leasehold interests in land held for development (b)	$40,177	$-

(a)

As of June 30, 2018, the Company categorized 2.7 acres of land held for development, located in the Pennsylvania Suburbs segment, as held for sale in accordance with applicable accounting standards for long lived assets. As of December 31, 2017, the Company categorized 13.1 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets.

(b)

As of June 30, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. See Note 3, “Real Estate Investments,” for further information.

Net operating income (in thousands):

	Three-month periods ended
	June 30,
	2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$63,524	$(24,805)	$38,719	$54,451	$(21,464)	$32,987
Pennsylvania Suburbs	34,333	(12,117)	22,216	35,157	(11,240)	$23,917
Metropolitan Washington, D.C.	23,199	(8,392)	14,807	22,749	(8,464)	$14,285
Austin, Texas	8,469	(3,395)	5,074	8,763	(4,132)	$4,631
Other	3,339	(2,200)	1,139	4,160	(2,580)	$1,580
Corporate	922	(1,638)	(716)	2,511	(2,738)	$(227)
Operating properties	$133,786	$(52,547)	$81,239	$127,791	$(50,618)	$77,173

	Six-month periods ended
	June 30,
	2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$126,126	$(49,132)	$76,994	$108,900	$(42,301)	$66,599
Pennsylvania Suburbs	69,215	(25,081)	44,134	70,812	(23,824)	46,988
Metropolitan Washington, D.C.	46,258	(17,151)	29,107	46,111	(17,847)	28,264
Austin, Texas	16,833	(6,918)	9,915	17,886	(7,705)	10,181
Other	9,480	(7,165)	2,315	10,522	(6,436)	4,086
Corporate	2,232	(3,604)	(1,372)	4,480	(3,586)	894
Operating properties	$270,144	$(109,051)	$161,093	$258,711	$(101,699)	$157,012

(a)  Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate ventures
	As of		Three-month periods ended June 30,		Six-month periods ended June 30,
	June 30, 2018	December 31, 2017	2018	2017	2018	2017
Philadelphia CBD	$21,230	$39,939	$89	$45	$(147)	$(21)
Pennsylvania Suburbs	-	3,503	-	148	-	424
Metropolitan Washington, D.C.	119,678	119,817	(363)	(75)	(400)	392
Austin, Texas	14,684	13,973	653	1,646	734	1,281
MAP Venture (a)	12,883	15,450	(830)	(787)	(1,567)	(1,904)
Other	1,886	1,939	93	107	197	164
Total	$170,361	$194,621	$(358)	$1,084	$(1,183)	$336
(a)

The MAP Venture represents a joint venture, formed on February 4, 2016 between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC. The MAP Venture’s business operations, including properties in Richmond, Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the investment in the MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income, as defined by GAAP, to consolidated NOI, (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2018	2017	2018	2017

Net income	$13,136	$7,698	$57,841	$28,969
Plus:
Interest expense	19,301	20,304	38,834	41,741
Interest expense - amortization of deferred financing costs	627	596	1,254	1,230
Depreciation and amortization	43,717	44,263	87,008	90,155
General and administrative expenses	7,523	6,659	16,246	15,984
Equity in (income) loss of Real Estate Ventures	358	(1,084)	1,183	(336)
Provision for impairment	-	327	-	3,057

Less:
Interest income	641	163	1,344	556
Income tax (provision) benefit	(20)	339	(158)	239
Net gain (loss) on disposition of real estate	(35)	1,088	(35)	8,411
Net gain on sale of undepreciated real estate	2,837		2,859	-
Net gain on Real Estate Venture transactions	-	-	37,263	14,582
Consolidated net operating income	$81,239	$77,173	$161,093	$157,012

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

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit. There were no associated letters-of-credit for a mortgage lender on June 30, 2018. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 11 to 67 years. Minimum future rental payments on non-cancelable leases at June 30, 2018 are as follows (in thousands):

Year	Minimum Rent
2018 (six months remaining)	$611
2019	1,222
2020	1,222
2021	1,222
2022	1,222
Thereafter	56,911
Total	$62,410

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

Put Agreement

On May 4, 2015, the Company entered into a put agreement in the ordinary course of business that granted an unaffiliated third party the unilateral option to require the Company to purchase a property, at a predetermined price, until May 4, 2018. In addition to the $35.0 million purchase price, the Company would have been responsible for transaction and closing costs. The counterparty did not exercise its option under the put agreement, and as such, the put agreement has expired.

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of June 30, 2018, the liability had accreted to $1.9 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of June 30, 2018, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $645.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary recourse carve-outs. As of June 30, 2018, the loans for which the Company has provided recourse guarantees consist of the following: (i) a $0.4 million payment guarantee on a loan with a $4.2 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of June 30, 2018. The Company estimates that it will incur $37.3 million in excess of this funding requirement and expects to complete the redevelopment of One Drexel Plaza during the second quarter of 2020 at an estimated aggregate cost of $83.1 million, inclusive of the acquisition cost of $37.8 million.

Also on October 13, 2017, the Company acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, the Company broke ground on the construction of a public park on the site, marking the commencement of construction at our Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel University, the Company has until July 2019 to complete development of Drexel Square. If the Company is unable to complete such development within this timeframe, it may be subject to damages under the Development Agreement.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2018, had $3.4 million of future contractual obligations. In addition, the Company estimates $0.7 million of potential additional contributions for which the Company is not currently contractually obligated.

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch, for a purchase price of $20.6 million. As of June 30, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Recognition of the sale of the land parcels was deferred until the improvements were substantially complete. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

On December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. On May 18, 2018, Subaru exercised its option to purchase the property. The purchase price is equal to total project costs plus an 8% developer profit, as per the lease agreement. The closing date will be the later of: (i) 30 days following substantial completion of the project, and (ii) three business days following the completion of punch list items. The Company currently expects substantial completion of the building to occur during the third quarter of 2018. At June 30, 2018, $22.9 million of the estimated project costs, totaling $46.9 million, had been funded, and is included within the “Other assets” caption of the consolidated balance sheets.

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

14. SUBSEQUENT EVENTS

Credit Facility

On July 17, 2018, the Company executed the Amended and Restated Revolving Credit Agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans to a range between 0.825% and 1.55% per annum depending on the Company’s credit rating; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring the Company to maintain a minimum net worth.

Concurrently with its entry into the 2018 Credit Facility, the Company terminated its then existing unsecured revolving credit facility, which had a scheduled maturity date of May 15, 2019.

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

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three- and six-month periods ended June 30, 2018 and 2017 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of June 30, 2018, we owned 93 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). Our core portfolio of operating properties, as of June 30, 2018, excludes two development properties and five redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of June 30, 2018:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	81	14,966,602
Mixed-use properties	4	646,741
Retail properties	1	17,884
Core Properties	86	15,631,227	92.3%	94.2%
Development properties	2	247,818
Redevelopment properties	5	583,719
The Properties	93	16,462,764

In addition, as of June 30, 2018, we owned economic interests in 10 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), six of which own properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two of which own, in aggregate, 1.4 acres of land held for development; one that owns 1.3 acres in active development; and one that owns a residential tower that contains 321 apartment units.

In addition to the Properties, as of June 30, 2018, we owned land held for development, comprised of 199 acres of undeveloped land, of which 2.7 acres were held for sale, 2.0 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 58 additional acres of undeveloped land. As of June 30, 2018, the total potential development that these land parcels could support, including the parcels under option, amounted to an estimated 14.7 million square feet, of which 0.1 million square feet relates to 2.7 acres held for sale. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; Richmond, Virginia and Austin, Texas.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties that we own and consolidate and approximately 8.8 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the six months ended June 30, 2018, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas, and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

We generate cash and revenue from leases of space at our Properties and, to a lesser extent, from the management and development of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for office space. We also generate cash through sales of assets, including assets that we do not view as core to our business plan, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.

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

Overall economic conditions, including but not limited to higher unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2018 was 92.3% compared to 92.2% at June 30, 2017.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,631,227	15,031,671	15,631,227	15,031,671
Occupancy percentage (end of period)	92.3%	92.2%	92.3%	92.2%
Average occupancy percentage	92.3%	92.3%	92.2%	92.5%
Total Portfolio, less properties in development (2):
Retention rate	78.9%	77.4%	62.6%	69.9%
New leases and expansions commenced (square feet)	152,653	191,989	283,685	335,873
Leases renewed (square feet)	126,549	780,540	297,753	864,285
Net absorption (square feet)	4,894	(59,577)	(90,462)	(166,113)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	42.6%	7.1%	25.5%	7.4%
Renewal rental rates	9.1%	1.1%	9.5%	2.0%
Combined rental rates	22.8%	1.3%	15.7%	2.7%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$6.84	$2.52	$7.31	$3.21
Tenant Improvements (per square feet)	$32.33	$5.82	$23.29	$8.33
Weighted average lease term (years)	7.8	6.4	7.6	6.4
Total capital per square foot per lease year	$4.29	$0.95	$3.48	$1.34

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.5% of our aggregate final annualized base rents as of June 30, 2018 (representing approximately 2.3% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2018. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and six-month periods ended June 30, 2018 is 78.9% and 62.6% compared to a retention rate of 77.4% and 69.9% for the three- and six-month periods June 30, 2017. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.3 million or 8.2% of total receivables (including accrued rent receivables) as of June 30, 2018 compared to $17.1 million or 8.4% of total receivables (including accrued rent receivables) as of December 31, 2017.

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

As of June 30, 2018, the following development and redevelopment projects were under construction (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$47,500	(a)	$17,300
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	46,900	(b)	22,900
Q1 2018	Q4 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	101,000	29,700	(c)	9,100
Q2 2019	Q2 2020	Redevelopment	One Drexel Plaza	Philadelphia, PA	1	283,000	83,100	(d)	40,300
Q4 2017	Q4 2018	Development	Drexel Square	Philadelphia, PA	N/A	N/A	13,100	(e)	6,300
TBD	Q4 2018	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	14,900	(f)	5,200
Q3 2016	Q4 2017	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,500	(g)	28,500
		Total			6	832,000	$269,700		$129,600
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

We entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru National Training Center Development”) on land parcels owned by us for Subaru. Concurrently, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost. On May 18, 2018, Subaru exercised its option to purchase the property. See Note 13, “Commitments and Contingencies,” to our consolidated financial statements for further discussion of this transaction.

(c)	The project is pre-leased to a single tenant. Total project costs include $4.5 million of existing property basis.
(d)

Total project costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of June 30, 2018, does not include any amounts related to an $8.0 million funding commitment required through the ground lease. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(e)

Total estimated costs for Drexel Square are preliminary. Drexel Square serves as an amenity to the Schuylkill Yards project and the costs will be recovered through future development projects at Schuylkill Yards.

(f)	The property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.
(g)

Total project costs include $18.5 million of existing property basis. The base building has been partially placed into service. The remaining budgeted costs primarily relate to tenant improvements, as the building is not yet stabilized at 79.0% occupied.

Other Development Activities:

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of June 30, 2018, $21.6 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired. As of June 30, 2018, we utilized a valuation analysis to support our conclusion that 4040 Wilson is not other than temporarily impaired.

Schuylkill Yards Project

As of June 30, 2018, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See below for information relating to the Schuylkill Yards Project during the six months ended June 30, 2018.

On June 29, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $15.0 million of ground lease rent and capitalized $0.3 million of costs relating to entering into the lease. We plan to develop this property as part of the Schuylkill Yards Project and are currently in the process of determining the scope and timing of improvements. In addition, the ground lease required us to pay $5.6 million, which can be applied to increase the density of the projects subject to the Development Agreement. See "Recent Property Transactions - Acquisitions" below for further discussion of this acquisition.

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

For information regarding the 2017 acquisitions within the scope of the Schuylkill Yards project, see Item 1.,“Business – 2017 Transactions,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2017 for project overviews, as well as risks associated with these development projects. See "Liquidity and Capital Resources – Contractual Obligations" below for contractual commitments relating to our ongoing development projects.

Land Holdings

As of June 30, 2018, we owned approximately 199 acres of undeveloped land, of which 2.7 acres were held for sale, 2.0 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 58 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates. As of June 30, 2018, the total potential development that these land parcels could support amounted to 14.7 million square feet of development, of which 0.1 million square feet relates to 2.7 acres held for sale.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the six-month period ended June 30, 2018, no interest expense was capitalized. During the six-month period ended June 30, 2017, we capitalized $0.4 million of interest expense.

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

RECENT PROPERTY TRANSACTIONS

Acquisitions

On June 29, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $15.0 million of ground lease rent and capitalized $0.3 million of costs related to entering the lease. Additionally, the ground lease required us to pay $5.6 million for a leasehold valuation credit, which can be applied to increase the density of the projects subject to the Schuylkill Yards Project master development agreement. Of this deposit, $2.4 million must be applied to the development of 3001-3003 and 3025 JFK Boulevard. If we do not construct a minimum of 1.2 million square feet of floor area ratio (“FAR”) on these land parcels, the credit will not be realized. The remaining credit of $3.2 million can be used for development in excess of 1.2 million FAR at 3001-3003 and 3025 JFK Boulevard or toward future ground lease takedowns at the Schuylkill Yards Development Site. The deposit is reimbursed if the master development agreement is terminated by the landowner.

On March 22, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $24.6 million of ground lease rent and capitalized $0.3 million of costs related to entering the lease.

On January 5, 2018, we acquired, from our then partner in each of the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the partner’s 35% ownership interest in the Four Tower Bridge real estate venture in exchange for our 20% ownership interest in the Seven Tower Bridge real estate venture. As a result of this non-monetary exchange, we acquired 100% of the Four Tower Bridge real estate venture, which owns an office property containing 86,021 square feet, in Conshohocken, Pennsylvania, encumbered with $9.7 million in debt.

Our acquisition of the 35% ownership interest in Four Tower Bridge resulted in the consolidation of the property. As such, we capitalized $0.1 million of acquisition related costs and allocated the acquisition value, consisting of the fair value of $23.6 million and the acquisition related costs, to tangible and intangible assets.

Dispositions

We sold the following office property during the six-month period ended June 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Loss on Sale (a)	Occupancy % at Date of Sale
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	$2,000	$1,850	$(35)	93.7%
Total Dispositions				1	38,260	$2,000	$1,850	$(35)

We sold the following land parcels during the six-month period ended June 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,424	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,446
(a)

As of March 31, 2018, we had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required us, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time we transferred control of the land parcels. As a result, we then recognized the sale of the land parcels. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

Held for Sale

As of June 30, 2018, we had land held for development, consisting of a 2.7-acre parcel of land containing a vacant office building located in our Pennsylvania Suburbs segment classified as held for sale but which did not meet the criteria to be classified within discontinued operations. As of June 30, 2018, $4.3 million was reclassified from the “Land held for development” caption to the “Assets held for sale, net” caption on our consolidated balance sheets. There were no other reclassifications related to this parcel of land. As of June 30, 2018, the carrying value of the land was less than the fair value less the anticipated costs of sale and, as such, we expect to record a nominal gain on sale. The fair value measurement is based on the pricing in the purchase and sale agreement.

The disposal of property referenced above does not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of the property remain classified within continuing operations for all periods presented.

Brandywine 1919 Ventures

On June 26, 2018, we and our partner, LCOR/Calstrs, each provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which we and LCOR/Calstrs each hold a 50% ownership interest. As a result, we recorded a related-party note receivable of $44.4 million in the “Other assets” caption on our consolidated balance sheets. The loan bears interest at a fixed 4.0% rate with a scheduled maturity on June 25, 2023. Brandywine 1919 Ventures used these proceeds to fund the $88.8 million repayment of its construction loan, which included $88.6 million in outstanding principal and $0.2 million of interest, on June 26, 2018.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2017. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the six-month period ended June 30, 2018, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and six-month periods ended June 30, 2018 and 2017. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

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

Comparison of the Three-Month Periods Ended June 30, 2018 and June 30, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 81 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended June 30, 2018 and 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 and disposed of prior to June 30, 2018 or classified as held for sale as of June 30, 2018. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended June 30, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, the Same Store Property Portfolio was reduced by the disposition of 20 East Clementon Road, an office property in Gibbsboro, New Jersey, containing 38,260 rentable square feet and The Lift at Juniper Street, a parking garage containing no rentable square feet, which was removed from the Same Store Property Portfolio and placed into redevelopment. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2017, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended June 30, 2018 to the three months ended June 30, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$90,420	$88,718	$1,702	$12,436	$3,028	$1,050	$432	$(62)	$1,616	$103,844	$93,794	$10,050
Straight-line rents	567	2,427	(1,860)	2,217	5,005	342	(42)	(98)	(57)	3,028	7,333	(4,305)
Above/below market rent amortization	414	440	(26)	117	(10)	254	-	-	-	785	430	355
Total rents	91,401	91,585	(184)	14,770	8,023	1,646	390	(160)	1,559	107,657	101,557	6,100
Tenant reimbursements	16,274	16,668	(394)	1,697	855	766	29	(49)	486	18,688	18,038	650
Termination fees	582	140	442	-	-	-	-	-	-	582	140	442
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	4,913	7,080	4,913	7,080	(2,167)
Other	606	563	43	1,122	38	-	-	218	375	1,946	976	970
Total revenue	108,863	108,956	(93)	17,589	8,916	2,412	419	4,922	9,500	133,786	127,791	5,995
Property operating expenses	30,913	30,983	70	6,172	4,335	1,011	128	(209)	1,769	37,887	37,215	(672)
Real estate taxes	10,985	9,804	(1,181)	501	177	398	231	533	866	12,417	11,078	(1,339)
Third party management expenses	-	-	-	-	-	-	-	2,243	2,325	2,243	2,325	82
Net operating income	66,965	68,169	(1,204)	10,916	4,404	1,003	60	2,355	4,540	81,239	77,173	4,066
Depreciation and amortization	35,606	36,653	1,047	6,505	6,481	1,324	182	282	947	43,717	44,263	546
General & administrative expenses		-	-	-	-	-	-	7,523	6,659	7,523	6,659	(864)
Provision for impairment (d)	-	-	-	-	-	-	-	-	327	-	327	327
Operating income (loss)	$31,359	$31,516	$(157)	$4,411	$(2,077)	$(321)	$(122)	$(5,450)	$(3,393)	$29,999	$25,924	$4,075
Number of properties	81	81		5		7				93
Square feet	14,293	14,293		1,338		832				16,463
Core Occupancy % (e)	92.6%	93.4%		89.3%
Other Income (Expense):
Interest income										641	163	478
Interest expense										(19,301)	(20,304)	1,003
Interest expense — Deferred financing costs										(627)	(596)	(31)
Equity in income (loss) of real estate ventures										(358)	1,084	(1,442)
Net gain (loss) on disposition of real estate										(35)	1,088	(1,123)
Net gain on sale of undepreciated real estate										2,837	-	2,837
Income tax (provision) benefit										(20)	339	(359)
Net income										$13,136	$7,698	$5,438
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.07	$0.02	$0.05

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and two acquisitions.
(b)	Results include: two developments and five redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/(Eliminations) also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Held for use impairment charges are excluded from Same Store Portfolio operating income and presented in Other (Eliminations).
(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio increased by $10.1 million during the second quarter of 2018 compared to the second quarter of 2017, primarily attributable to:

•

$9.5 million increase from Recently Completed/Acquired Properties for the second quarter of 2018 compared to the second quarter of 2017 primarily related to the FMC Tower being fully placed into service;

•

$1.7 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent, primarily in the Philadelphia CBD segment, during the second quarter of 2018 compared to 2017; and

•

$0.7 million increase from Development/Redevelopment Properties, primarily attributable to Broadmoor Building 6, an office property located in the Austin, Texas segment, being partially placed into service subsequent to the second quarter of 2017 and One Drexel Plaza, an office property acquired during the fourth quarter of 2017.

The increase of $11.9 million was offset by a $1.8 million decrease due to the disposition of 13 properties from the second quarter of 2017 through the second quarter of 2018 (the “Q2 2017 through Q2 2018 Dispositions”).

Straight-line rents from the Total Portfolio decreased by $4.3 million from free rent converting to cash rent, of which $2.8 million related to Recently Completed/Acquired Properties, primarily the FMC Tower, which is located in the Philadelphia CBD segment and $1.9 million in the Same Store Property Portfolio, primarily the Philadelphia CBD segment. These decreases were offset by a $0.4 million increase from Development/Redevelopment Properties, primarily related to partial placement into service during the fourth quarter of 2017 of Broadmoor Building 6 and One Drexel Plaza, an office building acquired during the fourth quarter of 2017, both of which contain leases with free rent periods during the second quarter of 2018.

Tenant reimbursements from the Total Portfolio increased $0.7 million from the second quarter of 2017 to the second quarter of 2018, primarily attributable to an increase of $0.8 million from Recently Completed/Acquired Properties because the FMC Tower was fully placed into service during the second quarter of 2017 and a $0.7 million increase from Development/Redevelopment Properties, which were placed into service subsequent to the second quarter of 2017. These increases were partially offset by decreases of $0.4 million in the Same Store Property Portfolio, which trended along with the increase in occupancy over the same period, and $0.4 million from the Q2 2017 through Q2 2018 Dispositions.

Third party management fees, labor reimbursement and leasing decreased by $2.2 million for the second quarter of 2018 compared to the second quarter of 2017, because of decreases in third party management fees of $2.3 million. The decrease consisted of $1.1 million of third party management fees related to the sale of eight office properties by the Austin Venture and a decrease of $1.2 million of construction management fees related to the Subaru Headquarters development, which was substantially complete as of December 31, 2017. These decreases were partially offset by a $0.1 million increase in construction management fees at the MAP Venture.

Other income increased $1.0 million, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $0.7 million for the second quarter of 2018 compared to the second quarter of 2017, of which $1.6 million relates to Recently Completed/Acquired Properties, primarily the FMC Tower, which was fully placed into service during the second quarter of 2017. Development/Redevelopment Properties increased $0.8 million, primarily because of the Broadmoor Building 6 being partially placed into service subsequent to June 30, 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017. These increases were partially offset by a $1.0 million decrease related to the QTD 2017 through Q2 2018 Dispositions, $0.3 million from the sale of eight office properties by the Austin Venture and $0.1 million from the Same Store Property Portfolio.

Real Estate Taxes

Real estate taxes increased $1.3 million for the second quarter of 2018 compared to the second quarter of 2017, of which $1.2 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, $0.3 million related to Recently Completed/Acquired Properties and $0.2 million related to Development/Redevelopment Properties. These increases were partially offset by decreases of $0.4 million from the Q2 2017 through Q2 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.5 million for the second quarter of 2018 compared to the second quarter of 2017, of which $1.2 million of the decrease relates to fully amortized intangible assets at the Same Store Property Portfolio, which is directly attributable to a reduction in intangible asset amortization related to the Broadmoor portfolio, located in our Austin, Texas segment which was acquired during Q2 2015, and a $0.5 million decrease relating to the Q2 2017 through Q2 2018 Dispositions. These decreases were offset by a $1.2 million increase from Development/Redevelopment Properties, primarily relating to Broadmoor Building 6 being partially placed into service subsequent to the second quarter of 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017.

General and Administrative

General and administrative expenses increased by $0.9 million for the second quarter of 2018 compared to the second quarter of 2017, primarily due to a $1.0 million increase in share based compensation amortization, resulting from immediately vesting non-employee trustee share based compensation awards granted during the second quarter of 2018 with no comparable awards vesting during the second quarter of 2017, and a $0.4 million increase in salary expense. These increases were offset by a decrease of $0.5 million in professional fees compared to the second quarter of 2017.

Interest Expense

Interest expense decreased $1.0 million from the second quarter of 2017 to the second quarter of 2018 primarily due to the following:

•	$4.2 million decrease related to the early retirement of the 2018 Unsecured Notes during the fourth quarter of 2017;
•	$1.4 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•

$0.8 million decrease related to interest expense incurred related to the Credit Facility, which had no balance during the second quarter of 2018 compared to an outstanding balance of $200.0 million as of June 30, 2017.

The decrease of $6.4 million in interest expense described above was offset by the following:

•	$4.5 million increase related to the issuance of the 2027 Unsecured Notes on November 17, 2017; and
•	$0.9 million increase related to the issuance of an additional $100.0 million of 2023 Unsecured Notes on November 17, 2017.

Equity in income (loss) of real estate ventures

The decrease in equity in income from Real Estate Ventures of $1.4 million from the second quarter of 2017 to the second quarter of 2018 is primarily due to the following:

•	$1.0 million decrease from the DRA Austin Venture, primarily due to the sale of eight office properties during the fourth quarter of 2017;
•	$0.3 million decrease from the sale of 7101 Wisconsin Avenue by the Brandywine – AI Venture during the third quarter of 2017;
•	$0.2 million decrease from the sale of the evo at Cira Centre South Venture during the first quarter of 2018; and
•

$0.1 million decrease from the Four and Seven Tower Bridge exchange transaction, which resulted in our consolidation of the office property held by the Four Tower Bridge Venture, during the first quarter of 2018.

These decreases were offset by a $0.2 million increase from Brandywine 1919 Ventures, due to lease-up and stabilization of the residential property held by the venture during 2017.

Net Gain (Loss) on Disposition of Real Estate

The immaterial loss on disposition of real estate for the second quarter of 2018 resulted from the disposition of the office property at 20 East Clementon Road, in Gibbsboro, New Jersey.

The net gain on disposition of real estate recognized in the second quarter of 2017 resulted from a gain of $1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey. This gain of $1.4 million was offset by a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center.

Net Gain on Sale of Undepreciated Real Estate

The gain of $2.8 million recognized during the second quarter of 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.

Net Income

Net income increased by $5.5 million from the second quarter of 2017 to the second quarter of 2018 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.07 for the second quarter of 2018 as compared to net income per share of $0.02 for the second quarter of 2017 as a result of the factors described above.

Comparison of the Six-Month Periods Ended June 30, 2018 and June 30, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 81 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the entire six-month periods ended June 30, 2018 and 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 and disposed of prior to June 30, 2018 or classified as held for sale as of June 30, 2018. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six-month periods ended June 30, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-month periods ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, the Same Store Property Portfolio was reduced by the disposition of 20 East Clementon Road, an office property in Gibbsboro, New Jersey, containing 38,260 rentable square feet and The Lift at Juniper Street, a parking garage containing no rentable square feet, which was removed from the Same Store Property Portfolio and placed into redevelopment. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2017, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six months ended June 30, 2018 to the six months ended June 30, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$179,769	$177,293	$2,476	$23,088	$5,247	$1,703	$851	$(353)	$5,551	$204,207	$188,942	$15,265
Straight-line rents	1,930	5,007	(3,077)	5,586	9,444	922	(84)	(206)	(188)	8,232	14,179	(5,947)
Above/below market rent amortization	866	1,793	(927)	204	(25)	508	-	-	-	1,578	1,768	(190)
Total rents	182,565	184,093	(1,528)	28,878	14,666	3,133	767	(559)	5,363	214,017	204,889	9,128
Tenant reimbursements	33,497	33,112	385	3,562	1,598	1,566	67	(88)	1,796	38,537	36,573	1,964
Termination fees	1,132	1,336	(204)	-	466	-	-	-	11	1,132	1,813	(681)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	12,587	13,565	12,587	13,565	(978)
Other	927	975	(48)	1,941	48	(17)	33	1,020	815	3,871	1,871	2,000
Total revenue	218,121	219,516	(1,395)	34,381	16,778	4,682	867	12,960	21,550	270,144	258,711	11,433
Property operating expenses	63,475	62,074	(1,401)	12,041	7,454	2,247	337	(544)	4,235	77,219	74,100	(3,119)
Real estate taxes	21,948	19,806	(2,142)	1,000	355	846	460	1,045	2,206	24,839	22,827	(2,012)
Third party management expenses	-	-	-	-	-	-	-	6,993	4,772	6,993	4,772	(2,221)
Net operating income	132,698	137,636	(4,938)	21,340	8,969	1,589	70	5,466	10,337	161,093	157,012	4,081
Depreciation and amortization	71,454	76,946	5,492	12,693	10,786	2,320	107	541	2,316	87,008	90,155	3,147
General & administrative expenses	-	-	-	-	-	-	-	16,246	15,984	16,246	15,984	(262)
Provision for impairment (d)	-	-	-	-	-	-	-	-	3,057	-	3,057	3,057
Operating income (loss)	$61,244	$60,690	$554	$8,647	$(1,817)	$(731)	$(37)	$(11,321)	$(11,020)	$57,839	$47,816	$10,023
Number of properties	81	81		5		7				93
Square feet	14,293	14,293		1,338		832				16,463
Core Occupancy % (e)	92.6%	93.4%		89.3%
Other Income (Expense):
Interest income										1,344	556	788
Interest expense										(38,834)	(41,741)	2,907
Interest expense — Deferred financing costs										(1,254)	(1,230)	(24)
Equity in income (loss) of real estate ventures										(1,183)	336	(1,519)
Net gain (loss) on disposition of real estate										(35)	8,411	(8,446)
Net gain on sale of undepreciated real estate										2,859	-	2,859
Net gain (loss) on real estate venture transactions										37,263	14,582	22,681
Income tax (provision) benefit										(158)	239	(397)
Net income										$57,841	$28,969	$28,872
Net income attributable to Common Shareholders of Brandywine Realty Trust - fully diluted										$0.32	$0.13	$0.19

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and two acquisitions.
(b)	Results include: two developments and five redevelopment properties.
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

Total Revenue

Cash rents from the Total Portfolio increased by $15.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily attributable to:

•

$17.9 million increase from Recently Completed/Acquired Properties for six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily related to the FMC Tower being fully placed into service;

•

$2.5 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent, primarily in the Philadelphia CBD segment, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017; and

•

$1.0 million increase from Development/Redevelopment Properties, primarily attributable to Broadmoor Building 6, an office property located in the Austin, Texas segment, being partially placed into service during the fourth quarter of 2017 and One Drexel Plaza, an office property acquired during the fourth quarter of 2017.

The increase of $21.4 million was partially offset by a $6.1 million decrease due to the disposition of 21 properties from the six months ended June 30, 2017 through the six months ended June 30, 2018 (the “YTD 2017 and 2018 Dispositions”).

Straight-line rents from the Total Portfolio decreased by $5.9 million from free rent converting to cash rent, of which $3.9 million related to Recently Completed/Acquired Properties, primarily the FMC Tower, which is located in the Philadelphia CBD segment and $3.1 million in the Same Store Property Portfolio, primarily the Philadelphia CBD segment. These decreases were offset by a $1.0 million increase from Development/Redevelopment Properties, primarily related to Broadmoor Building 6 being partially placed into service during the fourth quarter of 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017, both of which contain new leases which include free rent periods.

Tenant reimbursements from the Total Portfolio increased $2.0 million from the six months ended June 30, 2017 to the six months ended June 30, 2018, due to an increase of $2.0 million from Recently Completed/Acquired Properties, which is primarily attributable to the FMC Tower being fully placed into service, a $1.5 million increase from Development/Redevelopment Properties, relating to Broadmoor Building 6 being partially placed into service subsequent to June 30, 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017, and an increase of $0.4 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period. These increases were partially offset by a decrease of $1.8 million from the YTD 2017 and 2018 Dispositions.

Termination fees decreased $0.7 million due to the timing of tenant terminations. The termination fees for the six months ended June 30, 2017 primarily related to the termination of two tenants from our Philadelphia CBD segment, one of which was from our Same Store Property Portfolio and another in Recently Completed/Acquired Properties.

Third party management fees, labor reimbursement and leasing decreased by $1.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to decreases in third party management fees of $3.8 million, of which $1.9 million of third party management fees relates to the sale of eight office properties by the Austin Venture and $1.9 million of construction management fees relates to the Subaru Headquarters development, which was substantially complete as of December 31, 2017. These decreases were offset by a $2.8 million increase in construction management fees at the MAP Venture.

Other income increased $2.0 million, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $3.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, of which $4.2 million relates to Recently Completed/Acquired Properties, primarily the FMC Tower which was fully placed into service during the second quarter of 2017. Development/Redevelopment Properties increased $1.8 million, primarily because of the Broadmoor Building 6 being partially placed into service subsequent to June 30, 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017. The Same Store Portfolio increased $1.3 million, primarily related to our Philadelphia CBD segment. These increases were partially offset by a $3.6 million decrease related to the YTD 2017 and 2018 Dispositions and $0.5 million from the sale of eight office properties by the Austin Venture.

Real Estate Taxes

Real estate taxes increased $2.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, of which $2.1 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, $0.7 million related to Recently Completed/Acquired Properties and $0.4 million related to Development/Redevelopment Properties. These increases were partially offset by decreases of $1.1 million from the YTD 2017 and 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, of which $5.4 million of the decrease relates to fully amortized intangible assets at the Same Store Property Portfolio, which is directly attributable to a reduction in intangible asset amortization related to the Broadmoor portfolio, located in our Austin, Texas segment which was acquired during Q2 2015, and a $1.8 million decrease relating to the YTD 2017 and 2018

Dispositions. These decreases were offset by a $2.2 million increase from Development/Redevelopment Properties, primarily relating to Broadmoor Building 6 being partially placed into service during the fourth quarter of 2017 as well as One Drexel Plaza, which was acquired during the fourth quarter of 2017 and a $1.9 million increase in depreciation expense from Recently Completed/Acquired Properties, primarily relating to the office component of FMC Tower being fully placed into service during the second quarter of 2017.

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

There were no impairment charges recorded during the six months ended June 30, 2018.

Interest Income

Interest income increased by $0.8 million from the second quarter of 2017 to the second quarter of 2018 due to higher average cash balances and higher interest rates on money market funds during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest Expense

Interest expense decreased $2.9 million from the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the following:

•	$8.3 million decrease related to the early retirement of the 2018 Unsecured Notes during the fourth quarter of 2017;
•	$5.7 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•

$0.8 million decrease related to interest expense incurred related to the Credit Facility, which had no balance during the six months ended June 30, 2018 compared to an outstanding balance of $200.0 million as of the six months ended June 30, 2017.

The decrease of $14.8 million in interest expense described above was offset by the following:

•	$9.0 million increase related to the issuance of the 2027 Unsecured Notes on November 17, 2017;
•	$1.7 million increase related to the issuance of an additional $100.0 million of 2023 Unsecured Notes on November 17, 2017;
•	$0.9 million decrease in capitalized interest as the FMC Tower has been fully placed into service; and
•	$0.3 million increase in variable interest expense related to our Trust Indenture IA compared to the six months ended June 30, 2017.

Equity in income (loss) of real estate ventures

The decrease in equity in income from Real Estate Ventures of $1.5 million from the six months ended June 30, 2017 to the six months ended June 30, 2018 is primarily due to the following:

•	$0.8 million decrease from the sale of the evo at Cira Centre South Venture during the first quarter of 2018;
•	$0.6 million decrease from the sale of 7101 Wisconsin Avenue by the Brandywine – AI Venture during the third quarter of 2017;

•	$0.5 million decrease from the DRA Austin Venture, primarily due to the sale of eight office properties during the fourth quarter of 2017 and additional termination fees recognized in 2017; and
•

$0.3 million decrease from the Four and Seven Tower Bridge transaction, which resulted in the acquisition of the office property held by the Four Tower Bridge Venture, during the first quarter of 2018.

These decreases were offset by a $0.6 million increase from Brandywine 1919 Ventures, due to lease-up and stabilization of the residential property held by the venture during 2017.

Net Gain (Loss) on Disposition of Real Estate

The immaterial loss on disposition of real estate for the second quarter of 2018 resulted from the disposition of the office property at 20 East Clementon Road, in Gibbsboro, New Jersey.

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

Net Gain on Sale of Undepreciated Real Estate

The gain of $2.8 million recognized during the six months ended June 30, 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas. There was no comparable activity during the six months ended June 30, 2017.

Net Gain from Real Estate Venture Transactions

The $37.3 million net gain from Real Estate Venture transactions during the six months ended June 30, 2018 relates to the following:

•	$25.7 million from the sale of the evo at Cira Centre South Venture; and
•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture.

The $14.6 million gain recognized during the six months ended June 30, 2017 resulted from the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

Net Income

Net income increased by $28.9 million from the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.32 for the six months ended June 30, 2018 as compared to net income per share of $0.13 for the six months ended June 30, 2017 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses;
•	fund capital expenditures, including capital and tenant improvements and leasing costs;
•	fund repayment of certain debt instruments when they mature;
•	fund current development and redevelopment costs;

•	fund commitments to unconsolidated real estate ventures;
•	fund distributions to shareholders to maintain REIT status; and
•	fund common share repurchases.

As of June 30, 2018, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2018 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of June 30, 2018 we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2018, amounted to $326.7 million and $1,628.6 million, respectively.

Capital Markets

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through June 30, 2018, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. During the three months ended June 30, 2018, we did not sell any shares under the Offering Program. At June 30, 2018, 13,117,698 common shares remained available for future sale under the Offering Program.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. We expect to fund any share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of June 30, 2018, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as we determine from time to time. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the six months ended June 30, 2018 or the six months ended June 30, 2017.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the six months ended June 30, 2018, we sold 19.7 acres of land and one office property for aggregate net cash proceeds of $14.9 million and $2.0 million, respectively. Also during the six months ended June 30, 2018, we sold our entire 50% partnership interest in an unconsolidated real estate venture for net cash proceeds of $43.0 million.

Our primary uses of capital will be to fund the completion of our current development and redevelopment projects. With approximately $108.3 million of cash and cash equivalents and $597.7 million of available borrowings under our Credit Facility, net of $2.3 million in letters of credit outstanding as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to complete these projects. We believe that our liquidity, including the availability under our Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2018 and December 31, 2017, we maintained cash and cash equivalents and restricted cash of $109.2 million and $203.4 million, respectively. The following are the changes in cash flow from our activities for the six-month periods ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
Activity	2018	2017
Operating	$97,531	$82,772
Investing	(122,620)	56,852
Financing	(69,186)	(263,112)
Net cash flows	$(94,275)	$(123,488)

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

The net increase of $14.8 million in cash from operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to free rent periods ending at the FMC Tower at Cira Center South.

The net decrease of $179.5 million in cash from investing activities during the six months ended June 30, 2018 to the six months ended June 30, 2017 primarily relates to property portfolio repositioning efforts, which began to wind down in 2017. Quantitatively, the decrease resulted from the following:

•

$85.3 million decrease in net proceeds from the disposition of two land parcels and an office building during the six months ended June 30, 2018 compared to the sale of 14 properties and three land parcels during the six months ended June 30, 2017;

•	$44.4 million decrease from the 2018 issuance of a mortgage loan to 1919 Ventures;
•	$40.2 million decrease in cash from the 2018 acquisitions of 3001-3003 JFK Boulevard and 3025 JFK Boulevard in Philadelphia, Pennsylvania, with no comparable acquisition in the prior year;
•

$15.6 million decrease in cash from increased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects;

•	$10.0 million decrease in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income; and
•

$5.2 million decrease from deposits for real estate relating to our ability to increase project density at certain of the development sites within Schuylkill Yards (See Note 3, “Real Estate Investments” to our Consolidated Financial Statements for further details).

The decrease in cash provided by investing activities was primarily offset by the following transactions:

•

$15.7 million increase in proceeds from real estate venture sales as a result of the proceeds of $42.9 million from the sale of the evo at Cira Centre South Venture during the six months ended June 30, 2018 compared to $27.2 million in proceeds from the sale of the TB-BDN Plymouth Apartments, L.P. (referred to as the “Parc at Plymouth Meeting Venture”) during the six months ended June 30, 2017;

•	$4.7 million decrease in investment in unconsolidated Real Estate Ventures; and
•	$0.8 million increase due to advances made for the purchase of tenant assets, net of repayments.

The net decrease of $193.9 million in cash used in financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is attributed to the following:

•	$300.0 million for the repayment of the entire principal balance of the unsecured 5.70% Guaranteed Notes upon maturity on May 1, 2017, with no comparable repayments during 2018;
•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during the six months ended June 30, 2017; and
•	$0.4 million from the issuance of common shares under at-the-market offerings during 2018, with no comparable activity during 2017.

The decreases of $400.4 million in cash used in financing activities was offset by $206.4 million related to the following;

•	$200.0 million in net borrowings under the unsecured revolving credit facility during the six months ended June 30, 2017;
•	$4.4 million increase in cash used due to the increase of dividends paid from $0.16 per share during the six months ended June 30, 2017 to $0.18 per share for the six months ended June 30, 2018;
•	$0.8 million increase in shares used for employee taxes upon vesting of share awards;
•	$0.7 million increase from the repayment of mortgage notes payable; and
•	$0.5 million in proceeds from the exercise of stock options during the six months ended June 30, 2017, with no such activity for the six months ended June 30, 2018.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,928,269	$1,921,655
Variable rate - unhedged	27,062	27,062
Total	$1,955,331	$1,948,717
Percent of Total Debt:
Fixed rate	98.6%	98.6%
Variable rate - unhedged	1.4%	1.4%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.1%	4.1%
Variable rate - unhedged	3.6%	2.7%
Total	4.0%	4.0%
Weighted-average maturity in years:
Fixed rate	7.1	7.6
Variable rate - unhedged	17.0	17.5
Total	7.2	7.7
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2018 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2018	$3,689	$-	$3,689	3.98%
2019	7,595	-	7,595	3.98%
2020	6,705	80,521	87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	250,000	256,332	3.72%
2023	1,620	555,116	556,736	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
Thereafter	-	328,610	328,610	4.30%
Totals	$32,083	$1,923,248	$1,955,331	4.05%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and; (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2018.

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

Equity

On May 23, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which it paid on July 20, 2018 to its shareholders of record as of July 6, 2018. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of June 30, 2018:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$326,722	$7,451	$103,124	$216,147	$-
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	62,410	1,222	2,445	2,445	56,298
Development contracts (c)	135,681	128,476	5,965	1,240	-
Tenant improvements (d)	37,408	33,303	4,105	-	-
Interest expense (e)	533,613	77,281	144,810	120,507	191,015
Other liabilities (f)	32,342	3,146	7,822	10,968	10,406
	$2,756,786	$250,879	$268,271	$951,307	$1,286,329

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)

Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due. The table does not include the future minimum rental payments related to two prepaid ground leases in Philadelphia, Pennsylvania.

(c)

Represents contractual obligations for wholly-owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.
(e)	Variable rate debt future interest expense commitments are calculated using June 30, 2018 interest rates.
(f)

Other liabilities consists of: (i) our deferred compensation liability; (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania; (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania; and (iv) a payment to a tenant under a profit sharing arrangement.

The above table does not include amounts related to the 4040 Wilson development in Arlington, Virginia. For further discussion of this development, see Item 1. “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and section “Overview – Development Risk,” above, for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," and Note 13, “Commitments and Contingencies,” to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

As of June 30, 2018, we expect to incur $8.8 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by Q2 2020.

On October 13, 2017, we acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of June 30, 2018. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within the ‘Development contracts’ caption. See Note 13, “Commitments and Contingencies,” to the consolidated financial statements for further information.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of June 30, 2018, had $3.4 million of future contractual obligations, which are included in the table above within the ‘Development contracts’ caption. In addition, we estimate $0.7 million of potential additional contributions for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 13, “Commitments and Contingencies,” to the consolidated financial statements for further information.

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a purchase price of $20.6 million. As of June 30, 2018, we sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Recognition of the sale of the land parcels was deferred until the improvements were substantially completed. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

Put Option

On May 4, 2015, we entered into a put agreement in the ordinary course of business that granted an unaffiliated third party the unilateral option to require us to purchase a property, at a predetermined price, until May 4, 2018. In addition to the $35.0 million purchase price, we would have been responsible for transaction and closing costs. The counterparty did not exercise the option, and as such, the put agreement has expired.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three- and six-month periods ended June 30, 2018 and 2017:

	Three-month periods ended		Six-month periods ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$13,029	$4,129	$57,615	$23,571
Add (deduct):
Amount allocated to unvested restricted unitholders	86	73	200	172
Net gain on real estate venture transactions	-	-	(37,263)	(14,582)
Net (gain) loss on disposition of real estate	35	(1,088)	35	(8,411)
Provision for impairment (a)	-	-	-	2,730
Depreciation and amortization:
Real property	35,179	35,948	69,787	69,598
Leasing costs including acquired intangibles	8,144	8,131	16,450	20,249
Company’s share of unconsolidated real estate ventures	6,732	10,449	13,896	20,689
Partners’ share of consolidated real estate ventures	(54)	(64)	(109)	(123)
Funds from operations	$63,151	$57,578	$120,611	$113,893
Funds from operations allocable to unvested restricted shareholders	(168)	(151)	(371)	(349)
Funds from operations available to common share and unit holders (FFO)	$62,983	$57,427	$120,240	$113,544
Weighted-average shares/units outstanding — fully diluted (b)	181,172,135	178,236,397	181,220,489	177,960,179

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Includes common share and partnership units outstanding through the three and six months ended June 30, 2018 and 2017, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2018, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $326.7 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $10.5 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $11.0 million.

As of June 30, 2018, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,267.0 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $12.5 million at June 30, 2018.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at June 30, 2018. The total fair value of our debt was approximately $310.5 million and $308.9 million at June 30, 2018 and December 31, 2017, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $16.4 million at June 30, 2018. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $17.9 million.

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
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended June 30, 2018. As of June 30, 2018, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description

3.1

Articles of Amendment and Restatement of the Declaration of Trust filed with the State Department of Assessments and Taxation of Maryland on May 23, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated May 29, 2018 and incorporated herein by reference)

3.2	Amendment to the Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated May 29, 2018 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 27, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 27, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)