Form 10-Q
period 2018-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2018-10-23
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

A total of 178,602,602 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 19, 2018.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2018, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,429,048	$3,832,348
Accumulated depreciation	(845,674)	(895,091)
Operating real estate investments, net	2,583,374	2,937,257
Construction-in-progress	157,075	121,188
Land held for development	77,578	98,242
Prepaid leasehold interests in land held for development, net	40,100	-
Total real estate investments, net	2,858,127	3,156,687
Assets held for sale, net	297,194	392
Cash and cash equivalents	70,360	202,179
Accounts receivable, net of allowance of $3,782 and $3,467 as of September 30, 2018 and December 31, 2017, respectively	13,871	17,938
Accrued rent receivable, net of allowance of $13,562 and $13,645 as of September 30, 2018 and December 31, 2017, respectively	178,013	169,760
Investment in Real Estate Ventures, equity method	167,782	194,621
Deferred costs, net	97,004	96,695
Intangible assets, net	55,139	64,972
Other assets	186,132	92,204
Total assets	$3,923,622	$3,995,448
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$322,588	$317,216
Unsecured term loan, net	248,677	248,429
Unsecured senior notes, net	1,366,272	1,365,183
Accounts payable and accrued expenses	116,994	107,074
Distributions payable	32,492	32,456
Deferred income, gains and rent	26,731	42,593
Acquired lease intangibles, net	17,680	20,274
Liabilities related to assets held for sale	826	-
Other liabilities	14,559	15,623
Total liabilities	$2,146,819	$2,148,848
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 178,602,602 and 178,285,236 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,787	1,784
Additional paid-in-capital	3,223,817	3,218,564
Deferred compensation payable in common shares	14,021	12,445
Common shares in grantor trust, 977,120 and 894,736 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	(14,021)	(12,445)
Cumulative earnings	674,599	660,174
Accumulated other comprehensive income	10,239	2,399
Cumulative distributions	(2,150,463)	(2,053,741)
Total Brandywine Realty Trust's equity	1,759,979	1,829,180
Noncontrolling interests	16,824	17,420
Total beneficiaries' equity	$1,776,803	$1,846,600
Total liabilities and beneficiaries' equity	$3,923,622	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Rents	$107,580	$102,557	$321,597	$307,446
Tenant reimbursements	20,557	17,239	59,094	53,812
Termination fees	498	200	1,630	2,013
Third party management fees, labor reimbursement and leasing	4,944	6,918	17,531	20,483
Other	1,419	1,524	5,290	3,395
Total revenue	134,998	128,438	405,142	387,149
Operating expenses
Property operating expenses	37,833	36,847	115,052	110,947
Real estate taxes	12,433	11,235	37,272	34,062
Third party management expenses	2,612	2,619	9,605	7,391
Depreciation and amortization	43,900	42,429	130,908	132,584
General and administrative expenses	5,963	5,813	22,209	21,797
Provision for impairment	56,865	-	56,865	3,057
Total operating expenses	159,606	98,943	371,911	309,838
Operating income (loss)	(24,608)	29,495	33,231	77,311
Other income (expense):
Interest income	1,220	79	2,564	635
Interest expense	(19,257)	(19,732)	(58,091)	(61,473)
Interest expense - amortization of deferred financing costs	(618)	(577)	(1,872)	(1,807)
Equity in income (loss) of Real Estate Ventures	1	(5,723)	(1,182)	(5,387)
Net gain (loss) on disposition of real estate	-	-	(35)	8,411
Net gain on sale of undepreciated real estate	-	953	2,859	953
Net gain on Real Estate Venture transactions	-	13,758	37,263	28,340
Net income (loss) before income taxes	(43,262)	18,253	14,737	46,983
Income tax (provision) benefit	-	793	(158)	1,032
Net income (loss)	(43,262)	19,046	14,579	48,015
Net (income) loss attributable to noncontrolling interests	339	(170)	(167)	(384)
Net income (loss) attributable to Brandywine Realty Trust	(42,923)	18,876	14,412	47,631
Distribution to preferred shareholders	-	-	-	(2,032)
Preferred share redemption charge	-	-	-	(3,181)
Nonforfeitable dividends allocated to unvested restricted shareholders	(80)	(73)	(280)	(245)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(43,003)	$18,803	$14,132	$42,173

Basic income (loss) per Common Share	$(0.24)	$0.11	$0.08	$0.24

Diluted income (loss) per Common Share	$(0.24)	$0.11	$0.08	$0.24

Basic weighted average shares outstanding	178,602,622	175,433,657	178,515,993	175,315,581
Diluted weighted average shares outstanding	178,602,622	176,835,022	179,752,544	176,599,332

Distributions declared per Common Share	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(43,262)	$19,046	$14,579	$48,015
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	734	312	7,008	(59)
Amortization of interest rate contracts (1)	293	314	898	905
Total comprehensive income	1,027	626	7,906	846
Comprehensive income (loss)	(42,235)	19,672	22,485	48,861
Comprehensive (income) loss attributable to noncontrolling interest	330	(174)	(233)	(391)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(41,905)	$19,498	$22,252	$48,470

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2018

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2017	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600
Net income							14,412			167	14,579
Other comprehensive income								7,840		66	7,906
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate ventures										16	16
Distributions from consolidated real estate ventures										(54)	(54)
Share-based compensation activity	196,151		2	4,957			13				4,972
Share Issuance from/(to) Deferred Compensation Plan	99,189	82,384	1	(112)	1,576	(1,576)					(111)
Share Choice Plan issuance	(1,285)										-
Reallocation of Noncontrolling interest				(8)						8	-
Distributions declared ($0.54 per share)									(96,722)	(799)	(97,521)
BALANCE, September 30, 2018	178,602,602	977,120	$1,787	$3,223,817	$14,021	$(14,021)	$674,599	$10,239	$(2,150,463)	$16,824	$1,776,803

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the nine-month period ended September 30, 2017

(unaudited, in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									47,631			384	48,015
Other comprehensive income										839		7	846
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate ventures												85	85
Distributions from consolidated real estate ventures												(46)	(46)
Equity issuance costs						(499)							(499)
Bonus share issuance			6,752			110							110
Share-based compensation activity			333,127	39,870	3	5,900			4				5,907
Share Issuance from/(to) Deferred Compensation Plan			(1,718)	61,639		(48)	406	(406)					(48)
Share Choice Plan issuance			(1,423)										-
Reallocation of Noncontrolling interest						(42)						42	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.48 per share)											(84,463)	(711)	(85,174)
BALANCE, September 30, 2017	-	$-	175,477,498	1,000,966	$1,755	$3,167,481	$14,090	$(14,090)	$586,954	$(906)	$(2,021,568)	$16,854	$1,750,570

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,579	$48,015
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	130,908	132,584
Amortization of deferred financing costs	1,872	1,807
Amortization of debt discount/(premium), net	527	1,069
Amortization of stock compensation costs	5,143	4,321
Straight-line rent income	(10,102)	(21,002)
Amortization of acquired above (below) market leases, net	(2,313)	(2,280)
Straight-line ground rent expense	231	66
Provision for doubtful accounts	1,238	1,622
Net gain on real estate venture transactions	(37,263)	(28,340)
Net gain on sale of interests in real estate	(2,824)	(9,364)
Provision for impairment	56,865	3,057
Other than temporary impairment	-	4,844
Income from Real Estate Ventures, net of distributions	2,811	199
Income tax provision (benefit)	158	(1,133)
Changes in assets and liabilities:
Accounts receivable	4,165	(4,445)
Other assets	(9,831)	(8,361)
Accounts payable and accrued expenses	1,544	6,743
Deferred income, gains and rent	(3,461)	(3,160)
Other liabilities	290	2,107
Net cash provided by operating activities	154,537	128,349

Cash flows from investing activities:
Acquisition of properties	(40,240)	(34,748)
Proceeds from the sale of properties	16,771	114,821
Proceeds from real estate venture sales	42,953	59,022
Issuance of mortgage note receivable	(44,430)	-
Proceeds from repayment of mortgage notes receivable	141	-
Capital expenditures for tenant improvements	(43,142)	(44,902)
Capital expenditures for redevelopments	(31,312)	(21,951)
Capital expenditures for developments	(70,297)	(53,560)
Advances for the purchase of tenant assets, net of repayments	739	1,148
Investment in unconsolidated Real Estate Ventures	(646)	(5,243)
Deposits for real estate	(5,550)	605
Capital distributions from Real Estate Ventures	5,101	14,906
Leasing costs paid	(10,664)	(12,553)
Net cash (used in) provided by investing activities	(180,576)	17,545

Cash flows from financing activities:
Repayments of mortgage notes payable	(4,972)	(3,681)
Proceeds from credit facility borrowings	-	264,000
Repayments of credit facility borrowings	-	(86,000)
Repayments of unsecured notes	-	(300,000)
Debt financing costs paid	(2,704)	-
Redemption of preferred shares	-	(100,000)
Proceeds from the exercise of stock options	-	1,229
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)
Partner contributions to consolidated real estate venture	15	85
Partner distributions from consolidated real estate venture	(54)	(46)
Distributions paid to shareholders	(96,626)	(88,162)
Distributions to noncontrolling interest	(799)	(711)
Net cash used in financing activities	(106,218)	(313,960)
Decrease in cash and cash equivalents and restricted cash	(132,257)	(168,066)
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$71,185	$26,552

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2018 and 2017 of $2,578 and $2,975, respectively	$52,888	$58,252
Cash paid for income taxes	405	225

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,492	28,391
Change in construction-in-progress related to non-cash disposition of land	22,625	-
Change in deferred income, gains and rent to the non-cash disposition of land	(25,462)	-
Change in investment in real estate ventures as a result of dispositions	(17,313)	(30,584)
Change in real estate ventures as a result of other than temporary impairment	-	(4,844)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-

Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-
Change in capital expenditures financed through accounts payable at period end	992	(1,455)
Change in capital expenditures financed through retention payable at period end	2,352	83

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$3,429,048	$3,832,348
Accumulated depreciation	(845,674)	(895,091)
Operating real estate investments, net	2,583,374	2,937,257
Construction-in-progress	157,075	121,188
Land held for development	77,578	98,242
Prepaid leasehold interests in land held for development, net	40,100	-
Total real estate investments, net	2,858,127	3,156,687
Assets held for sale, net	297,194	392
Cash and cash equivalents	70,360	202,179
Accounts receivable, net of allowance of $3,782 and $3,467 as of September 30, 2018 and December 31, 2017, respectively	13,871	17,938
Accrued rent receivable, net of allowance of $13,562 and $13,645 as of September 30, 2018 and December 31, 2017, respectively	178,013	169,760
Investment in Real Estate Ventures, equity method	167,782	194,621
Deferred costs, net	97,004	96,695
Intangible assets, net	55,139	64,972
Other assets	186,132	92,204
Total assets	$3,923,622	$3,995,448
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$322,588	$317,216
Unsecured term loan, net	248,677	248,429
Unsecured senior notes, net	1,366,272	1,365,183
Accounts payable and accrued expenses	116,994	107,074
Distributions payable	32,492	32,456
Deferred income, gains and rent	26,731	42,593
Acquired lease intangibles, net	17,680	20,274
Liabilities related to assets held for sale	826	-
Other liabilities	14,559	15,623
Total liabilities	$2,146,819	$2,148,848
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 1,479,799 issued and outstanding as of September 30, 2018 and December 31, 2017	23,239	26,918
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 178,602,602 and 178,285,236 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,741,379	1,815,411
Accumulated other comprehensive income	9,962	2,056
Total Brandywine Operating Partnership, L.P.'s equity	1,751,341	1,817,467
Noncontrolling interest - consolidated real estate ventures	2,223	2,215
Total partners' equity	$1,753,564	$1,819,682
Total liabilities and partners' equity	$3,923,622	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Rents	$107,580	$102,557	$321,597	$307,446
Tenant reimbursements	20,557	17,239	59,094	53,812
Termination fees	498	200	1,630	2,013
Third party management fees, labor reimbursement and leasing	4,944	6,918	17,531	20,483
Other	1,419	1,524	5,290	3,395
Total revenue	134,998	128,438	405,142	387,149
Operating expenses
Property operating expenses	37,833	36,847	115,052	110,947
Real estate taxes	12,433	11,235	37,272	34,062
Third party management expenses	2,612	2,619	9,605	7,391
Depreciation and amortization	43,900	42,429	130,908	132,584
General and administrative expenses	5,963	5,813	22,209	21,797
Provision for impairment	56,865	-	56,865	3,057
Total operating expenses	159,606	98,943	371,911	309,838
Operating income (loss)	(24,608)	29,495	33,231	77,311
Other income (expense):
Interest income	1,220	79	2,564	635
Interest expense	(19,257)	(19,732)	(58,091)	(61,473)
Interest expense - amortization of deferred financing costs	(618)	(577)	(1,872)	(1,807)
Equity in income (loss) of Real Estate Ventures	1	(5,723)	(1,182)	(5,387)
Net gain (loss) on disposition of real estate	-	-	(35)	8,411
Net gain on sale of undepreciated real estate	-	953	2,859	953
Net gain on Real Estate Venture transactions	-	13,758	37,263	28,340
Net income (loss) before income taxes	(43,262)	18,253	14,737	46,983
Income tax (provision) benefit	-	793	(158)	1,032
Net income (loss)	(43,262)	19,046	14,579	48,015
Net income attributable to noncontrolling interests - consolidated real estate ventures	(20)	(12)	(46)	(25)
Net income (loss) attributable to Brandywine Operating Partnership	(43,282)	19,034	14,533	47,990
Distribution to preferred unitholders	-	-	-	(2,032)
Preferred unit redemption charge	-	-	-	(3,181)
Nonforfeitable dividends allocated to unvested restricted unitholders	(80)	(73)	(280)	(245)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(43,362)	$18,961	$14,253	$42,532

Basic income (loss) per Common Partnership Unit	$(0.24)	$0.11	$0.08	$0.24

Diluted income (loss) per Common Partnership Unit	$(0.24)	$0.11	$0.08	$0.24

Basic weighted average common partnership units outstanding	180,082,421	176,913,456	179,995,792	176,795,380
Diluted weighted average common partnership units outstanding	180,082,421	178,314,821	181,232,343	178,079,131

Distributions declared per Common Partnership Unit	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(43,262)	$19,046	$14,579	$48,015
Comprehensive income:
Unrealized gain (loss) on derivative financial instruments	734	312	7,008	(59)
Amortization of interest rate contracts (1)	293	314	898	905
Total comprehensive income	1,027	626	7,906	846
Comprehensive income (loss)	(42,235)	19,672	22,485	48,861
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(20)	(12)	(46)	(25)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(42,255)	$19,660	$22,439	$48,836

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the nine-month period ended September 30, 2018

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2017	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682
Net income		14,533		46	14,579
Other comprehensive income			7,906		7,906
Deferred compensation obligation	99,189	(111)			(111)
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate ventures				16	16
Distributions from consolidated real estate ventures				(54)	(54)
Share Choice Plan issuance	(1,285)				-
Share-based compensation activity	196,151	4,972			4,972
Adjustment of redeemable partnership units to liquidation value at period end		2,880			2,880
Distributions declared to general partnership unitholders ($0.54 per unit)		(96,722)			(96,722)
BALANCE, September 30, 2018	178,602,602	$1,741,379	$9,962	$2,223	$1,753,564

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the nine-month period ended September 30, 2017

(unaudited, in thousands, except number of units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				47,990		25	48,015
Other comprehensive income					846		846
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(1,718)	(48)			(48)
Issuance of LP Units				(499)			(499)
Issuance of partnership interest in consolidated real estate ventures						86	86
Distributions from consolidated real estate ventures						(46)	(46)
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			333,127	5,907			5,907
Adjustment of redeemable partnership units to liquidation value at period end				(2,781)			(2,781)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions declared to general partnership unitholders ($0.48 per unit)				(84,463)			(84,463)
BALANCE, September 30, 2017	-	$-	175,477,498	$1,723,767	$(1,276)	$2,215	$1,724,706

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine-month periods ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,579	$48,015
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	130,908	132,584
Amortization of deferred financing costs	1,872	1,807
Amortization of debt discount/(premium), net	527	1,069
Amortization of stock compensation costs	5,143	4,321
Straight-line rent income	(10,102)	(21,002)
Amortization of acquired above (below) market leases, net	(2,313)	(2,280)
Straight-line ground rent expense	231	66
Provision for doubtful accounts	1,238	1,622
Net gain on real estate venture transactions	(37,263)	(28,340)
Net gain on sale of interests in real estate	(2,824)	(9,364)
Provision for impairment	56,865	3,057
Other than temporary impairment	-	4,844
Income from Real Estate Ventures, net of distributions	2,811	199
Income tax provision (benefit)	158	(1,133)
Changes in assets and liabilities:
Accounts receivable	4,165	(4,445)
Other assets	(9,831)	(8,361)
Accounts payable and accrued expenses	1,544	6,743
Deferred income, gains and rent	(3,461)	(3,160)
Other liabilities	290	2,107
Net cash provided by operating activities	154,537	128,349

Cash flows from investing activities:
Acquisition of properties	(40,240)	(34,748)
Proceeds from the sale of properties	16,771	114,821
Proceeds from real estate venture sales	42,953	59,022
Issuance of mortgage note receivable	(44,430)	-
Proceeds from repayment of mortgage notes receivable	141	-
Capital expenditures for tenant improvements	(43,142)	(44,902)
Capital expenditures for redevelopments	(31,312)	(21,951)
Capital expenditures for developments	(70,297)	(53,560)
Advances for the purchase of tenant assets, net of repayments	739	1,148
Investment in unconsolidated Real Estate Ventures	(646)	(5,243)
Deposits for real estate	(5,550)	605
Escrowed cash	-	-
Capital distributions from Real Estate Ventures	5,101	14,906
Leasing costs paid	(10,664)	(12,553)
Net cash (used in) provided by investing activities	(180,576)	17,545

Cash flows from financing activities:
Repayments of mortgage notes payable	(4,972)	(3,681)
Proceeds from credit facility borrowings	-	264,000
Repayments of credit facility borrowings	-	(86,000)
Repayments of unsecured notes	-	(300,000)
Redemption of preferred shares	-	(100,000)
Debt financing costs paid	(2,704)	-
Proceeds from the exercise of stock options	-	1,229
Proceeds from the issuance of common shares	416	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)
Partner contributions to consolidated real estate venture	15	85
Partner distributions from consolidated real estate venture	(54)	(46)
Distributions paid to preferred and common partnership units	(97,425)	(88,873)
Net cash used in financing activities	(106,218)	(313,960)
Decrease in cash and cash equivalents and restricted cash	(132,257)	(168,066)
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$71,185	$26,552

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2018 and 2017 of $2,578 and $2,975, respectively	$52,888	$58,252
Cash paid for income taxes	405	225

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,492	28,391
Change in construction-in-progress related to non-cash disposition of land	22,625	-
Change in deferred income, gains and rent to the non-cash disposition of land	(25,462)	-
Change in investment in real estate ventures as a result of dispositions	(17,313)	(30,584)
Change in real estate ventures as a result of other than temporary impairment	-	(4,844)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-

Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-
Change in investments in joint venture related to non-cash acquisition of property	(2,042)	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-
Change in capital expenditures financed through accounts payable at period end	992	(1,455)
Change in capital expenditures financed through retention payable at period end	2,352	83

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2018, owned a 99.2% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of September 30, 2018, the Company owned 93 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of September 30, 2018, excludes two development properties and five redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of September 30, 2018:

	Number of Properties	Rentable Square Feet
Office properties	73	13,673,405
Mixed-use properties	4	646,741
Retail properties	1	17,884
Core Properties	78	14,338,030
Development properties	2	247,818
Redevelopment properties	5	583,719
Held for sale properties (a)	8	1,293,197
The Properties	93	16,462,764

(a) As of September 30, 2018, eight office properties were classified as held for sale in the Company’s Metropolitan Washington, D.C. segment. See Note 3, “Real Estate Investments,” for further information.

In addition to the Properties, as of September 30, 2018, the Company owned land held for development, comprised of 234 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of September 30, 2018, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.4 million square feet relates to 37.9 acres held for sale. As of September 30, 2018, the Company also owned interests in unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware and Austin, Texas.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties owned by the Company and approximately 8.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2018, the results of its operations for the three- and nine-month periods ended September 30, 2018 and 2017 and its cash flows for the nine-month periods ended September 30, 2018 and 2017 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent

Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.

The Company's Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), there have been no significant changes in our significant accounting policies since December 31, 2017. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Out of Period Adjustment

The Company recorded $1.2 million of impairment charges during the quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the nine-month period ended September 30, 2017 and the year ended December 31, 2017. Management concluded that these misstatements were not material to any prior period, nor were they material to the consolidated financial statements as of and for the twelve-month periods ended December 31, 2017 and 2016.

Reclassifications and Adoption of New Accounting Guidance

Through the three- and nine-month periods ended September 30, 2017, the Company included $0.8 million and $1.0 million of income tax benefit in general and administrative expenses, respectively. During the fourth quarter of 2017, the Company began disaggregating our income tax provision/benefit in the consolidated statements of operations. As a result, in the statements of operations for the three- and nine-month periods ended September 30, 2017, included herein, the Company reclassified $0.8 million and $1.0 million of net income tax benefit out of general and administrative expenses into the “Income tax (provision) benefit” caption in the consolidated statements of operations to provide comparative presentation.

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) ASU No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents. Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not define restricted cash or restricted cash equivalents. As of September 30, 2018 and September 30, 2017, the Company had $0.8 million and $1.3 million of restricted cash, respectively, on its consolidated balance sheets within the caption ‘Other assets.’ As a result of the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and end of each period presented in the consolidated statements of cash flows. Separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating and investing sections of the consolidated statements of cash flows. As a result of the adoption of ASU 2016-18, for the nine-months ended September 30, 2017 operating cash flows increased by $0.6 million, which is reflected within the change in other assets caption.

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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 12, “Segment Information,” for further information) during the three- and nine-month periods ended September 30, 2018 (in thousands):

	Three-month period ended
	September 30, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate (a)	Total
Base rent	$42,289	$29,116	$20,635	$5,008	$2,035	$(492)	$98,591
Straight-line rent	1,912	1,202	(492)	(43)	65	(110)	2,534
Point of sale	5,905	73	287	134	56	-	6,455
Total rents	50,106	30,391	20,430	5,099	2,156	(602)	107,580
Tenant reimbursements	13,087	3,704	902	2,286	698	(120)	20,557
Termination fees	37	461	-	-	-	-	498
Third party management fees, labor reimbursement and leasing	203	6	1,279	1,223	846	1,387	4,944
Other income	919	183	143	33	7	134	1,419
Total revenue	$64,352	$34,745	$22,754	$8,641	$3,707	$799	$134,998

	Nine-month period ended
	September 30, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate (a)	Total
Base rent	$121,940	$88,929	$61,575	$14,442	$6,340	$(1,464)	$291,762
Straight-line rent	9,194	2,208	(645)	164	189	(345)	10,765
Point of sale	17,526	201	783	385	175	-	19,070
Total rents	148,660	91,338	61,713	14,991	6,704	(1,809)	321,597
Tenant reimbursements	37,585	10,795	2,687	6,258	2,124	(355)	59,094
Termination fees	192	1,300	138	-	-	-	1,630
Third party management fees, labor reimbursement and leasing	632	18	4,130	4,155	4,345	4,251	17,531
Other income	3,409	509	344	70	14	944	5,290
Total revenue	$190,478	$103,960	$69,012	$25,474	$13,187	$3,031	$405,142
(a)	Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.

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

Contract assets and contract liabilities

As of September 30, 2018, the Company has no outstanding assets or liabilities associated with the Company’s third party management contracts.

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

Garza Land Sales

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch, for a purchase price of $20.6 million. As of September 30, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres to three unaffiliated third parties. Two of the land parcels were sold to third party developers on January 30, 2017 and April 28, 2017 and the third land parcel was sold to a third party on March 16, 2018. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Due to the completion guarantee, the Company did not transfer control to the buyers of the land parcels and recognition of the sale was deferred until the improvements were substantially complete. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets.

During the three-month period ended June 30, 2018, the infrastructure improvements were substantially completed. As a result, the Company transferred control of the land parcels to the buyers and recognized the land sales. Accordingly, during the three-month period ended June 30, 2018, the Company applied the cash proceeds received from the settlements of each parcel and recognized an aggregate $2.8 million deferred gain. There was no activity or gain recognized during the three-month period ended September 30, 2018. The following table details the gain on sale for each land parcel, as of September 30, 2018 (dollars, in thousands):

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

Subaru National Training Center

On December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. Concurrently, Subaru entered into an 18-year lease for the service center. The lease is classified as a direct finance lease within the “Other assets” caption on the consolidated balance sheets. The lease contained a purchase option, which allowed Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost. During the third quarter of 2018, the lease commenced and Subaru exercised its purchase option for the Subaru NSTC Development. Accordingly, the Company recognized $0.4 million in interest income during the three months ended September 30, 2018, in accordance with accounting guidance for sales-type leases.

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

Furthermore, in July 2018, the FASB adopted an amendment to the package of practical expedients that provides an optional transition method to make January 1, 2019 the initial application date of the ASU, rather than January 1, 2017. Entities that elect both the package of practical expedients and the optional transitional method will apply the new lease ASU prospectively, to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

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

In July 2018, the FASB issued ASU No. 2018-11, an amendment to the lease ASU that will allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if: (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU.

The guidance is effective on January 1, 2019, with early adoption permitted. The ASU is expected to have the following impact on the Company’s consolidated financial statements:

•

Under ASC 842 as a lessor, lease components are recognized on a straight line basis, while non-lease components will be recognized in accordance with the new revenue standard. The Company is in the process of evaluating its leases to determine if the timing and pattern of recognition for its lease and nonlease components is the same. If it is determined that the pattern of revenue recognition is the same for lease and nonlease components then the Company will present them within rental revenue in its consolidated statement of operations. The Company is in the process of evaluating the impact the ASU will have on its consolidated financial statements.

•

ASC 842 is expected to impact the Company’s consolidated financial statements as the Company has land lease arrangements for which it is the lessee. Based on the Company’s evaluation, it expects operating expenses to increase by $0.8 million as ground rent expense for certain of its CPI indexed ground leases will be recognized on a straight-line basis under the new guidance.

•

The Company will expense additional costs related to leasing efforts under ASC 842 compared to the previous GAAP because certain activities performed by personnel involved in the leasing process will no longer be considered incremental costs to execute a lease agreement. Based on the Company’s analysis, leasing expenses will increase by $3.6 million for the year ended December 31, 2019, as internal costs and leasing pursuit costs will be expensed as incurred under ASC 842.

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

3. REAL ESTATE INVESTMENTS

As of September 30, 2018 and December 31, 2017, the gross carrying value of the operating properties was as follows (in thousands):

	September 30,	December 31,
	2018	2017
Land	$437,640	$492,197
Building and improvements	2,579,740	2,896,113
Tenant improvements	411,668	444,038
Operating properties	3,429,048	3,832,348
Assets held for sale - real estate investments	396,072	-
Total	$3,825,120	$3,832,348

Acquisitions

On June 29, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $15.0 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease. Additionally, the ground lease required the Company to pay $5.6 million for a leasehold valuation credit, which can be applied to increase the density of the projects subject to the Schuylkill Yards Project master development agreement. Of this credit, $2.4 million will be applied to the development of 3001-3003 and 3025 JFK Boulevard if the Company constructs a minimum of 1.2 million square feet of floor area ratio (“FAR”) on these land parcels. The remaining credit of $3.2 million can be used for development in excess of 1.2 million FAR at 3001-3003 and 3025 JFK Boulevard or toward future ground lease takedowns at the Schuylkill Yards Development Site. This $3.2 million credit is reimbursed if the master development agreement is terminated by the landowner. Based on the Company’s evaluation under ASC 840, the ground lease is classified as an operating lease. The ground lease and credit are included in the “Prepaid leasehold interests in land held for development, net,” and “Other assets” captions, respectively, in the consolidated balance sheets.

On March 22, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $24.6 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease. Based on the Company’s evaluation under ASC 840, the ground lease is classified as an operating lease and included in the “Prepaid leasehold interests in land held for development, net,” caption in the consolidated balance sheets.

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

Four Tower Bridge contributed approximately $0.7 million and $2.1 million of revenue and $0.1 million of net income and $0.1 million of net loss, included in the Company’s consolidated income statements, for the three- and nine-month periods ended September 30, 2018, respectively.

Dispositions

The Company sold the following office property during the nine-month period ended September 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Loss on Sale
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	$2,000	$1,850	$(35)
Total Dispositions				1	38,260	$2,000	$1,850	$(35)

The Company sold the following land parcels during the nine-month period ended September 30, 2018 (dollars in thousands):
Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,424	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,446
(a)

As of March 31, 2018, the Company had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time the Company transferred control of the land parcels. As a result, the Company then recognized the sale. See Note 2, “Basis of Presentation,” for further discussion of the infrastructure improvements and related revenue recognition.

The sales of property and land referenced above do not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2018 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2018
	Metropolitan Washington, D.C. - Office (a)	Pennsylvania Suburbs - Land (b)	Other - Land (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$396,072	$-	$-	$396,072
Accumulated depreciation	(112,600)	-	-	(112,600)
Operating real estate investments, net	283,472	-	-	283,472
Construction-in-progress	1,748	-	-	1,748
Land inventory	-	4,254	7,321	11,575
Total real estate investments	285,220	4,254	7,321	296,795
Other assets	399	-	-	399
Total assets held for sale, net	$285,619	$4,254	$7,321	$297,194

LIABILITIES HELD FOR SALE
Other liabilities	$826	$-	$-	$826
Total liabilities held for sale	$826	$-	$-	$826

(a)

As of September 30, 2018, the Company determined that the sale of eight office properties, containing 1,293,197 rentable square feet, in the Metropolitan Washington, D.C. segment, was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the $366.0 million carrying value of the properties exceeded the estimated $309.1 million fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $56.9 million during the three-month period ended September 30, 2018. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates of 7.47% and 8.60%, respectively. The results were comparable to indicative pricing in the market. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 fair value reporting.

(b)

As of September 30, 2018, the Company determined that the sale of one land parcel in the Pennsylvania Suburbs segment and two parcels of land in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, the Company expects to record gains on sale. The fair value measurement will be based on the pricing in the purchase and sale agreements.

The disposals of the properties referenced above do not represent a strategic shift that has a major effect on the operations and financial results of the Company. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of September 30, 2018, the Company held ownership interests in 10 unconsolidated Real Estate Ventures for an aggregate investment balance of $167.8 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of September 30, 2018, six of the real estate ventures owned properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 25% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.4 million and $4.0 million for the three- and nine-month periods ended September 30, 2018, respectively, and $1.7 million and $4.9 million for the three- and nine-month periods ended September 30, 2017, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $1.5 million and $4.4 million for the three- and nine-month periods ended September 30, 2018, respectively, and $1.9 million and $5.5 million for the three- and nine-month periods ended September 30, 2017, respectively.

The Company had outstanding accounts receivable balances from its Real Estate Ventures of $1.2 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South) (a)	Other	Total
Net property	$258,424	$157,824	$-	$504,652	$920,900
Other assets	39,398	23,133	-	83,835	146,366
Other liabilities	18,705	4,347	-	68,042	91,094
Debt, net	246,158	92,642	-	321,241	660,041
Equity (b)	32,959	83,968	-	199,204	316,131

	December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Net property	$263,557	$158,960	$143,990	$517,458	$1,083,965
Other assets	42,272	24,181	8,563	86,916	161,932
Other liabilities	24,131	4,493	1,648	67,435	97,707
Debt, net	248,700	92,917	110,136	314,667	766,420
Equity (b)	32,998	85,731	40,769	222,272	381,770

(a)	On January 10, 2018, HSRE-BDN I, LLC (evo at Cira Centre South) sold the 345-unit student housing tower, its sole operating asset. See ‘evo at Cira Disposition’ section below.
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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three- and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three-month period ended September 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$14,232	$5,962	$-	$21,823	$42,017
Operating expenses	(6,428)	(2,589)	-	(12,123)	(21,140)
Interest expense, net	(2,549)	(873)	-	(4,122)	(7,544)
Depreciation and amortization	(4,896)	(2,232)	-	(6,135)	(13,263)
Loss on early extinguishment of debt	-	-	-	(334)	(334)
Net income (loss)	$359	$268	$-	$(891)	$(264)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$180	$134	$-	$(550)	$(236)
Basis adjustments and other	243	31	-	(37)	237
Equity in income (loss) of Real Estate Ventures	$423	$165	$-	$(587)	$1

	Three-month period ended September 30, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$22,493	$8,438	$3,009	$22,571	$56,511
Operating expenses	(10,107)	(4,359)	(841)	(12,111)	(27,418)
Interest expense, net	(3,784)	(1,384)	(1,097)	(5,406)	(11,671)
Depreciation and amortization	(9,334)	(3,251)	(1,128)	(6,970)	(20,683)
Net loss	$(732)	$(556)	$(57)	$(1,916)	$(3,261)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net loss	$(366)	$(278)	$(29)	$(1,002)	$(1,675)
Other-than-temporary impairment	-	(4,844)	-	-	$(4,844)
Basis adjustments and other	351	(8)	53	400	796
Equity in income (loss) of Real Estate Ventures	$(15)	$(5,130)	$24	$(602)	$(5,723)

	Nine-month period ended September 30, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$42,492	$17,768	$995	$64,684	$125,939
Operating expenses	(18,245)	(8,010)	(250)	(35,492)	(61,997)
Interest expense, net	(7,070)	(2,606)	(388)	(13,558)	(23,622)
Depreciation and amortization	(15,622)	(6,915)	(376)	(18,526)	(41,439)
Loss on early extinguishment of debt	-	-	(718)	(334)	(1,052)
Net income (loss)	$1,555	$237	$(737)	$(3,226)	$(2,171)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$778	$119	$(369)	$(1,946)	$(1,418)
Basis adjustments and other	378	33	11	(186)	236
Equity in income (loss) of Real Estate Ventures	$1,156	$152	$(358)	$(2,132)	$(1,182)

	Nine-month period ended September 30, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	HSRE-BDN I, LLC (evo at Cira Centre South)	Other	Total
Revenue	$70,185	$23,751	$9,264	$66,409	$169,609
Operating expenses	(29,119)	(10,547)	(2,232)	(35,858)	(77,756)
Interest expense, net	(11,217)	(3,830)	(3,009)	(15,716)	(33,772)
Depreciation and amortization	(27,627)	(9,193)	(3,384)	(21,612)	(61,816)
Net income (loss)	$2,222	$181	$639	$(6,777)	$(3,735)
Ownership interest %	50%	50%	50%	(a)	(a)
Company's share of net income (loss)	$1,111	$91	$320	$(2,909)	$(1,387)
Other-than-temporary impairment	-	(4,844)	-	-	(4,844)
Basis adjustments and other	155	291	105	293	844
Equity in income (loss) of Real Estate Ventures	$1,266	$(4,462)	$425	$(2,616)	$(5,387)

(a)

The Company’s unconsolidated ownership interests ranged from 25% to 70% during the three- and nine-month periods ended September 30, 2018 and 20% to 70% during the three- and nine-month periods ended September 30, 2017, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

MAP Venture

On August 1, 2018, MAP Ground Lease Venture LLC (“MAP Venture”), in which the Company holds a 50% ownership interest, refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.

The Company accounts for its investment in MAP Venture under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of the MAP Venture’s third party debt financing, the Company reassessed its consolidation conclusion. The Company determined that this Real Estate Venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs because MAP Venture, through the refinancing of the construction facility and without further support from the Company or its partner in the venture, demonstrated that it has sufficient equity at risk to finance its activities. As a result, the Company is using the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate MAP Venture. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of MAP Venture under the operating agreement and related agreements, MAP Venture is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over MAP Venture; therefore, it was not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

Brandywine 1919 Ventures

On June 26, 2018, each of the Company and its partner, LCOR/Calstrs, provided a $44.4 million mortgage loan to Brandywine 1919 Ventures (“1919 Ventures”), an unconsolidated real estate venture in which each of the Company and LCOR/Calstrs holds a 50% ownership interest. As a result, the Company recorded a related-party note receivable of $44.4 million in the “Other assets” caption on its consolidated balance sheets. The loans bear interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. On June 26, 2018, Brandywine 1919 Ventures used the loan to repay the venture’s then outstanding $88.8 million construction loan, comprised of $88.6 million in principal and $0.2 million of accrued interest. On an ongoing basis, the Company will evaluate its loan for collectability. There are no collectability concerns as of September 30, 2018.

The Company accounts for its investment in 1919 Ventures under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of 1919 Ventures’ construction facility, the Company reassessed its consolidation conclusion. The Company determined that this real estate venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company is using the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate 1919 Ventures. The partner mortgage loans do not impact the controlling rights within the partnership agreements. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of 1919 Ventures under the operating agreement and related partnership agreements, 1919 Ventures is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over 1919 Ventures; therefore, it was not required to remeasure its previously held equity interest to fair value at the date that it acquired the additional equity interest.

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

Guarantees

As of September 30, 2018, the Real Estate Ventures had aggregate indebtedness of $664.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary carve-outs. As of September 30, 2018, the loans for which there is recourse to the Company consist of the following: (i) a $0.4 million payment guarantee on a loan with a $4.2 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. INTANGIBLE ASSETS AND LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$103,339	$(51,072)	$52,267
Tenant relationship value	9,597	(8,420)	1,177
Above market leases acquired	4,711	(3,016)	1,695
Total intangible assets, net	$117,647	$(62,508)	$55,139

Acquired lease intangibles, net:
Below market leases acquired	$34,523	$(16,843)	$17,680

	December 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$108,060	$(47,003)	$61,057
Tenant relationship value	11,201	(9,275)	1,926
Above market leases acquired	4,545	(2,556)	1,989
Total intangible assets, net	$123,806	$(58,834)	$64,972

Acquired lease intangibles, net:
Below market leases acquired	$36,213	$(15,939)	$20,274

As of September 30, 2018, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2018 (three months remaining)	$3,645	$844
2019	12,735	2,833
2020	10,140	2,069
2021	7,538	1,432
2022	5,355	1,264
Thereafter	15,726	9,238
Total	$55,139	$17,680

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$83,220	$84,440	3.98%		May 2020
Four Tower Bridge	9,583	-	4.50%	(a)	Feb 2021
One Commerce Square	121,066	123,667	3.64%		Apr 2023
Two Commerce Square	111,017	112,000	4.51%		Apr 2023
Principal balance outstanding	324,886	320,107
Plus: fair market value premium (discount), net	(1,853)	(2,325)
Less: deferred financing costs	(445)	(566)
Mortgage indebtedness	$322,588	$317,216

UNSECURED DEBT
Seven-Year Term Loan - Swapped to fixed	$250,000	$250,000	3.72%		Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,628,610	1,628,610
Plus: original issue premium (discount), net	(4,178)	(4,423)
Less: deferred financing costs	(9,483)	(10,575)
Total unsecured indebtedness	$1,614,949	$1,613,612
Total Debt Obligations	$1,937,537	$1,930,828
(a)	This loan was assumed upon acquisition of the related property on January 5, 2018. The interest rate reflects the market rate at the time of acquisition.

As of September 30, 2018 and December 31, 2017, the Company’s weighted-average effective interest rates on its mortgage notes payable were 4.05% and 4.04%, respectively.

On July 17, 2018, the Company executed the Amended and Restated Revolving Credit Agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring the Company to maintain a minimum net worth. In connection with the amendments, the Company capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.

At the Company's option, loans outstanding under the 2018 Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.775% and 1.45%, based on the Company's credit rating, or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.45% based on the Company's credit rating. The 2018 Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.10% and the facility fee is 0.25%.

The terms of the 2018 Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iii) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (v) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes.

The Company had no borrowings under the 2018 Credit Facility as of and during the nine-month period ended September 30, 2018. As of September 30, 2017, the Company had $178.0 million of borrowings under the Credit Facility and $13.5 million in letters of credit outstanding. During the nine months ended September 30, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.34%. As of September 30, 2017, the effective interest rate on Credit Facility borrowings was 2.43%.

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

The Company was in compliance with all financial covenants as of September 30, 2018. Management continuously monitors the Company’s current and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of September 30, 2018, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2018 (three months remaining)	$1,854
2019	7,595
2020	87,226
2021	15,143
2022	256,332
Thereafter	1,585,346
Total principal payments	1,953,496
Net unamortized premiums/(discounts)	(6,031)
Net deferred financing costs	(9,928)
Outstanding indebtedness	$1,937,537

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2018 and December 31, 2017, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2018 and December 31, 2017 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,287,661	$1,249,225	$1,286,573	$1,314,900
Variable rate debt	$327,288	$310,640	$327,039	$308,872
Mortgage notes payable	$322,588	$314,813	$317,216	$304,665
Notes receivable (b)	$47,821	$47,858	$3,532	$3,605
(a)

The carrying amounts presented in the table above are net of deferred financing costs of $8.2 million and $8.9 million for unsecured notes payable, $1.4 million and $1.3 million for variable rate debt and $0.4 million and $0.6 million for mortgage notes payable as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, notes receivable also consisted of a $3.4 million note receivable that was provided to a third party to acquire a property. The mortgage bears interest at 7.0% through March 2019 and 8.0% interest thereafter until its maturity date in March of 2020. The loan principal amortizes down to the balloon payment of $3.1 million which the Company expects to receive at maturity of the note in March of 2020.

The Company periodically assesses collectability of the notes receivable in accordance with the accounting standard for loan receivables. As of September 30, 2018, the Company’s notes receivable are collectible.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of September 30, 2018 and December 31, 2017. For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2018 and December 31, 2017. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2018, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $14.7 million and $15.2 million as of September 30, 2018 and December 31, 2017, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of September 30, 2018 and December 31, 2017, was approximately $23.3 million and $26.9 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2018 and December 31, 2017. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2018	12/31/2017				9/30/2018	12/31/2017
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.718%	October 8, 2015	October 8, 2022	$12,178	$5,694
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	546	25
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	277	59
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

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

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(43,262)	$(43,262)	$19,046	$19,046
Net (income) loss attributable to noncontrolling interests	339	339	(170)	(170)
Nonforfeitable dividends allocated to unvested restricted shareholders	(80)	(80)	(73)	(73)
Net income (loss) attributable to common shareholders	$(43,003)	$(43,003)	$18,803	$18,803
Denominator
Weighted-average shares outstanding	178,602,622	178,602,622	175,433,657	175,433,657
Contingent securities/Share based compensation	-	-	-	1,401,365
Weighted-average shares outstanding	178,602,622	178,602,622	175,433,657	176,835,022
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.24)	$(0.24)	$0.11	$0.11

	Nine-month periods ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$14,579	$14,579	$48,015	$48,015
Net income attributable to noncontrolling interests	(167)	(167)	(384)	(384)
Nonforfeitable dividends allocated to unvested restricted shareholders	(280)	(280)	(245)	(245)
Distribution to preferred shareholders	-	-	(2,032)	(2,032)
Preferred share redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common shareholders	$14,132	$14,132	$42,173	$42,173
Denominator
Weighted-average shares outstanding	178,515,993	178,515,993	175,315,581	175,315,581
Contingent securities/Share based compensation	-	1,236,551	-	1,283,751
Weighted-average shares outstanding	178,515,993	179,752,544	175,315,581	176,599,332
Earnings per Common Share:
Net income attributable to common shareholders	$0.08	$0.08	$0.24	$0.24

Redeemable common limited partnership units totaling 1,479,799 at both September 30, 2018 and September 30, 2017, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and nine-month periods ended September 30, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common Shares

On September 11, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which was paid on October 18, 2018 to shareholders of record as of October 4, 2018.

Preferred Shares

Of the 20,000,000 preferred shares authorized, none were outstanding as of September 30, 2018 or September 30, 2017.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(43,262)	$(43,262)	$19,046	$19,046
Net income attributable to noncontrolling interests	(20)	(20)	(12)	(12)
Nonforfeitable dividends allocated to unvested restricted unitholders	(80)	(80)	(73)	(73)
Net income (loss) attributable to common unitholders	$(43,362)	$(43,362)	$18,961	$18,961
Denominator
Weighted-average units outstanding	180,082,421	180,082,421	176,913,456	176,913,456
Contingent securities/Share based compensation	-	-	-	1,401,365
Total weighted-average units outstanding	180,082,421	180,082,421	176,913,456	178,314,821
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.24)	$(0.24)	$0.11	$0.11

	Nine-month periods ended September 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$14,579	$14,579	$48,015	$48,015
Net income attributable to noncontrolling interests	(46)	(46)	(25)	(25)
Nonforfeitable dividends allocated to unvested restricted unitholders	(280)	(280)	(245)	(245)
Preferred unit dividends	-	-	(2,032)	(2,032)
Preferred unit redemption charge	-	-	(3,181)	(3,181)
Net income attributable to common unitholders	$14,253	$14,253	$42,532	$42,532
Denominator
Weighted-average units outstanding	179,995,792	179,995,792	176,795,380	176,795,380
Contingent securities/Share based compensation	-	1,236,551	-	1,283,751
Total weighted-average units outstanding	179,995,792	181,232,343	176,795,380	178,079,131
Earnings per Common Partnership Unit
Net income attributable to common unitholders	$0.08	$0.08	$0.24	$0.24

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three- and nine-month periods ended September 30, 2018 and 2017, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units

On September 11, 2018, the Operating Partnership declared a distribution of $0.18 per common partnership unit, totaling $32.5 million, which was paid on October 18, 2018 to unitholders of record as of October 4, 2018.

Preferred Mirror Partnership Units

Of the 20,000,000 units authorized, none were outstanding as of September 30, 2018 or September 30, 2017.

12. SEGMENT INFORMATION

As of September 30, 2018, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2018	December 31, 2017
Philadelphia CBD	$1,652,819	$1,643,296
Pennsylvania Suburbs	979,068	958,796
Metropolitan Washington, D.C. (a)	539,105	978,257
Austin, Texas	170,912	163,653
Other	87,144	88,346
	$3,429,048	$3,832,348
Assets held for sale (a)	396,072	-
Operating properties	$3,825,120	$3,832,348

Corporate
Construction-in-progress	$157,075	$121,188
Land held for development (b)	$77,578	$98,242
Prepaid leasehold interests in land held for development, net (c)	$40,100	$-
(a)	As of September 30, 2018, eight office properties in the Metropolitan Washington, D.C. segment were classified as held for sale. See Note 3, “Real Estate Investments,” for further information.
(b)

As of September 30, 2018, the Company categorized 37.9 acres of land held for development, comprised of 2.7 acres and 35.2 acres, located in the Pennsylvania Suburbs segment and Other segment, respectively, as held for sale in accordance with applicable accounting standards for long lived assets. As of December 31, 2017, the Company categorized 13.1 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets.

(c)

As of September 30, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. See Note 3, “Real Estate Investments,” for further information.

Net operating income (in thousands):

	Three-month periods ended
	September 30,
	2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$64,352	$(24,427)	$39,925	$56,452	$(22,010)	$34,442
Pennsylvania Suburbs	34,745	(11,937)	22,808	34,861	(11,846)	23,015
Metropolitan Washington, D.C.	22,754	(8,548)	14,206	23,079	(8,500)	14,579
Austin, Texas	8,641	(3,894)	4,747	7,886	(3,929)	3,957
Other	3,707	(2,436)	1,271	3,752	(2,647)	1,105
Corporate	799	(1,636)	(837)	2,408	(1,769)	639
Operating properties	$134,998	$(52,878)	$82,120	$128,438	$(50,701)	$77,737

	Nine-month periods ended
	September 30,
	2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$190,478	$(73,559)	$116,919	$165,352	$(64,311)	$101,041
Pennsylvania Suburbs	103,960	(37,018)	66,942	105,673	(35,670)	70,003
Metropolitan Washington, D.C.	69,012	(25,699)	43,313	69,190	(26,347)	42,843
Austin, Texas	25,474	(10,812)	14,662	25,772	(11,634)	14,138
Other	13,187	(9,601)	3,586	14,274	(9,083)	5,191
Corporate	3,031	(5,240)	(2,209)	6,888	(5,355)	1,533
Operating properties	$405,142	$(161,929)	$243,213	$387,149	$(152,400)	$234,749

(a)  Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Three-month periods ended September 30,		Nine-month periods ended September 30,
	September 30, 2018	December 31, 2017	2018	2017	2018	2017
Philadelphia CBD	$20,544	$39,939	$(36)	$134	$(183)	$113
Pennsylvania Suburbs	-	3,503	-	24	-	448
Metropolitan Washington, D.C.	119,032	119,817	(31)	(5,264)	(431)	(4,872)
Austin, Texas	14,411	13,973	423	(15)	1,156	1,266
MAP Venture (a)	11,939	15,450	(444)	(706)	(2,011)	(2,610)
Other	1,856	1,939	89	104	287	268
Total	$167,782	$194,621	$1	$(5,723)	$(1,182)	$(5,387)
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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(43,262)	$19,046	$14,579	$48,015
Plus:
Interest expense	19,257	19,732	58,091	61,473
Interest expense - amortization of deferred financing costs	618	577	1,872	1,807
Depreciation and amortization	43,900	42,429	130,908	132,584
General and administrative expenses	5,963	5,813	22,209	21,797
Equity in (income) loss of Real Estate Ventures	(1)	5,723	1,182	5,387
Provision for impairment	56,865	-	56,865	3,057

Less:
Interest income	1,220	79	2,564	635
Income tax (provision) benefit	-	793	(158)	1,032
Net gain (loss) on disposition of real estate	-	-	(35)	8,411
Net gain on sale of undepreciated real estate	-	953	2,859	953
Net gain on Real Estate Venture transactions	-	13,758	37,263	28,340
Consolidated net operating income	$82,120	$77,737	$243,213	$234,749

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

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit. There were no associated letters-of-credit for a mortgage lender on September 30, 2018. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 10 to 66 years. Minimum future rental payments on non-cancelable leases at September 30, 2018 are as follows (in thousands):

Year	Minimum Rent
2018 (three months remaining)	$306
2019	1,222
2020	1,222
2021	1,222
2022	1,222
Thereafter	56,911
Total	$62,105

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of September 30, 2018, the liability had accreted to $1.9 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of September 30, 2018, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $664.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary recourse carve-outs. As of September 30, 2018, the loans for which the Company has provided recourse guarantees consist of the following: (i) a $0.4 million payment guarantee on a loan with a $4.2 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of September 30, 2018. The Company estimates that it will incur $37.3 million in excess of this funding requirement and expects to complete the redevelopment of One Drexel Plaza during the second quarter of 2020 at an estimated aggregate cost of $83.1 million, inclusive of the acquisition cost of $37.8 million.

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

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2018, had $2.7 million of future contractual obligations. In addition, the Company estimates $0.7 million of potential additional contributions for which the Company is not currently contractually obligated.

On July 1, 2016, the Company closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch, for a purchase price of $20.6 million. As of September 30, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Recognition of the sale of the land parcels was deferred until the improvements were substantially complete, which occurred during the second quarter of 2018. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

On December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. On such date, Subaru entered into an 18-year lease for the service center. The lease contains a purchase option, which allows Subaru to purchase the property at commencement of the lease, or five years subsequent to inception, at depreciated cost. On May 18, 2018, Subaru exercised its option to purchase the property. The purchase price is equal to total project costs plus an 8% developer profit, as per the lease agreement. The closing date will be the later of: (i) 30 days following substantial completion of the project, and (ii) three business days following the completion of punch list items. At September 30, 2018, $34.5 million of the estimated project costs, totaling $47.6 million, had been funded, and is included within the “Other assets” caption of the consolidated balance sheets.

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

14. SUBSEQUENT EVENTS

On October 16, 2018, the Company entered into an agreement to sell a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in the Metropolitan Washington, D.C. segment, for a gross sales price of $312.0 million. The Company will retain a 15% ownership interest in the properties through an unconsolidated real estate venture. After obtaining debt financing for the real estate venture, the Company anticipates receiving net cash receipts of approximately $292.0 million. As of September 30, 2018, the Portfolio was classified as held sale and the Company recorded an impairment of $56.9 million. As the properties were impaired to reflect the value of the estimated net cash proceeds, the Company does not anticipate a gain or loss upon settlement, which is expected to occur during the fourth quarter of 2018. For further information related to the impact to the consolidated balance sheets, see the “Held for Sale” section in Note 3, “Real Estate Investments.”

On October 17, 2018, the Company entered into an agreement to acquire its partner's entire 50% interest in the 12 remaining properties within the DRA Austin real estate venture, containing 1,570,123 square feet, located in Austin, Texas, for a gross sales price of $537.0 million. In connection with the acquisition, the Company will assume an estimated $245.8 million of mortgage debt. The Company expects the transaction to settle during the fourth quarter of 2018. As of September 30, 2018, the Company’s investment in the real estate venture is $14.4 million, and upon settlement, the Company expects to recognize a gain on the transaction, which will be reflected in the caption ‘Net gain on real estate transactions’ in its consolidated statements of operations.

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

The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three- and nine-month periods ended September 30, 2018 and 2017 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of September 30, 2018, we owned 93 properties that contain an aggregate of approximately 16.5 million net rentable square feet (collectively, the “Properties”). Our core portfolio of operating properties, as of September 30, 2018, excludes two development properties and five redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of September 30, 2018:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	73	13,673,405
Mixed-use properties	4	646,741
Retail properties	1	17,884
Core Properties	78	14,338,030	93.0%	95.0%
Development properties	2	247,818
Redevelopment properties	5	583,719
Held for sale properties (a)	8	1,293,197
The Properties	93	16,462,764

(a)   As of September 30, 2018, eight office properties were classified as held for sale in our Metropolitan Washington, D.C. segment. See Note 3, “Real Estate Investments,” for further information.

In addition, as of September 30, 2018, we owned economic interests in 10 unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), six of which own properties that contain an aggregate of approximately 6.6 million net rentable square feet of office space; two of which own, in aggregate, 1.4 acres of land held for development; one that owns 1.3 acres in active development; and one that owns a residential tower that contains 321 apartment units.

In addition to the Properties, as of September 30, 2018 we owned land held for development, comprised of 234 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels each acquired through prepaid 99-year ground leases and held options to purchase approximately 55.5 additional acres of undeveloped land. As of September 30, 2018, the total potential development that these land parcels could support, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.4 million square feet relates to 37.9 acres held for sale. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; Richmond, Virginia and Austin, Texas.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 25.3 million net rentable square feet, of which approximately 16.5 million net rentable square feet related to Properties that we own and consolidate and approximately 8.8 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the nine months ended September 30, 2018, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Metropolitan Washington, D.C., (4) Austin, Texas, and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2018 was 93.0% compared to 92.0% at September 30, 2017.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	14,338,030	15,582,963	14,338,030	15,582,963
Occupancy percentage (end of period)	93.0%	92.0%	93.0%	92.0%
Average occupancy percentage	92.8%	91.6%	92.6%	91.8%
Total Portfolio, less properties in development (2):
Retention rate	75.1%	81.4%	66.3%	72.8%
New leases and expansions commenced (square feet)	196,129	274,647	479,814	610,520
Leases renewed (square feet)	139,407	250,306	437,160	1,114,591
Net absorption (square feet)	49,578	69,092	(40,884)	(97,021)
Percentage change in rental rates per square feet (3)
New and expansion rental rates	17.1%	5.7%	22.6%	6.8%
Renewal rental rates	6.3%	12.4%	8.6%	3.7%
Combined rental rates	11.4%	10.7%	14.4%	4.1%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$2.75	$6.33	$5.94	$3.79
Tenant Improvements (per square feet)	$8.26	$13.21	$18.77	$9.24
Weighted average lease term (years)	5.8	10.0	7.1	7.3
Total capital per square foot per lease year	$2.57	$2.43	$3.21	$1.54

(1)   Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.75% of our aggregate final annualized base rents as of September 30, 2018 (representing approximately 0.70% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2018. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. For our Core Properties, the retention rate for the three- and nine-month periods ended September 30, 2018 is 75.1% and 66.3% compared to a retention rate of 81.4% and 72.8% for the three- and nine-month periods ended September 30, 2017. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $17.3 million or 8.3% of total receivables (including accrued rent receivables) as of September 30, 2018 compared to $17.1 million or 8.4% of total receivables (including accrued rent receivables) as of December 31, 2017.

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

As of September 30, 2018, the following development and redevelopment projects were under construction (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$47,500	(a)	$25,400
Q3 2017	Q3 2018	Development	Subaru National Training Center	Camden, NJ	1	83,000	47,700	(b)	34,500
Q3 2016	Q4 2017	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,500	(c)	31,000
Q1 2018	Q4 2018	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	101,000	29,700	(d)	19,100
Q2 2019	Q2 2020	Redevelopment	One Drexel Plaza	Philadelphia, PA	1	283,000	83,100	(e)	42,300
Q4 2017	Q1 2019	Development	Drexel Square	Philadelphia, PA	N/A	N/A	13,600	(f)	7,700
Q2 2018	Q4 2018	Redevelopment	426 Lancaster Avenue	Devon, PA	1	56,000	14,900	(g)	6,300
		Total			6	832,000	$271,000		$166,300
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

Subaru commenced its lease on August 23, 2018 and will remain a tenant until they purchase the building, which we expect upon completion of exterior improvements in the fourth quarter of 2018. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further information.

(c)

Total project costs include $18.5 million of existing property basis. The base building has been partially placed into service. The remaining budgeted costs primarily relate to tenant improvements, as the building is not yet stabilized at 81.9% occupied. Stabilization is set to occur during the fourth quarter of 2018, at which point the property will be fully placed into service.

(d)	The project is pre-leased to a single tenant. Total project costs include $4.5 million of existing property basis.
(e)

Total project costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of September 30, 2018, does not include any amounts related to an $8.0 million funding commitment required through the ground lease. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(f)	Drexel Square serves as an amenity to the Schuylkill Yards project and the costs are expected to be recovered through future development projects at Schuylkill Yards.
(g)	The property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.

Other Development Activities:

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of September 30, 2018, $37.4 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired.

Schuylkill Yards Project

As of September 30, 2018, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business - Developments" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See below for information relating to the Schuylkill Yards Project during the nine months ended September 30, 2018.

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

Land Holdings

As of September 30, 2018, we owned approximately 234 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates. As of September 30, 2018, the total potential development that these land parcels could support amounted to 14.2 million square feet of development, of which 0.4 million square feet relates to 37.9 acres held for sale.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the nine-month period ended September 30, 2018, no interest expense was capitalized. During the nine-month period ended September 30, 2017, we capitalized $0.4 million of interest expense.

On a periodic basis, management also assesses whether there are any indicators that the value of our investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Estimates of value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. These factors are difficult to predict and are subject to future events that may alter management’s assumptions; accordingly, the values estimated by management in our impairment analyses may not be realized.

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

Dispositions

We sold the following office property during the nine-month period ended September 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Loss on Sale	Occupancy % at Date of Sale
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	$2,000	$1,850	$(35)	93.7%
Total Dispositions				1	38,260	$2,000	$1,850	$(35)

We sold the following land parcels during the nine-month period ended September 30, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,424	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,446
(a)

As of March 31, 2018, we had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required us, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time we transferred control of the land parcels. As a result, we then recognized the sale. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at September 30, 2018 (in thousands):

	Held for Sale Properties Included in Continuing Operations
	September 30, 2018
	Metropolitan Washington, D.C. - Office (a)	Pennsylvania Suburbs - Land (b)	Other - Land (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$396,072	$-	$-	$396,072
Accumulated depreciation	(112,600)	-	-	(112,600)
Operating real estate investments, net	283,472	-	-	283,472
Construction-in-progress	1,748	-	-	1,748
Land inventory	-	4,254	7,321	11,575
Total real estate investments	285,220	4,254	7,321	296,795
Other assets	399	-	-	399
Total assets held for sale, net	$285,619	$4,254	$7,321	$297,194

LIABILITIES HELD FOR SALE
Other liabilities	$826	$-	$-	$826
Total liabilities held for sale	$826	$-	$-	$826

(a)

As of September 30, 2018, we determined that the sale of eight office properties, containing 1,293,197 rentable square feet, in the Metropolitan Washington, D.C. segment, was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the $366.0 million carrying value of the properties exceeded the estimated $309.1 million fair value less the anticipated costs of sale. As a result, we recognized an impairment loss totaling approximately $56.9 million during the three-month period ended September 30, 2018. We measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates of 7.47% and 8.60%, respectively.

(b)

As of September 30, 2018, we determined that the sale of one land parcel in the Pennsylvania Suburbs segment and two parcels of land in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. At such date, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, we expect to record gains on sale. The fair value measurement is based on the pricing in the purchase and sale agreements.

The disposals of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

MAP Venture

On August 1, 2018, MAP Venture, in which we hold a 50% ownership interest, refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings of the venture, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2017. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the nine-month period ended September 30, 2018, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three- and nine-month periods ended September 30, 2018 and 2017. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

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

Comparison of the Three-Month Periods Ended September 30, 2018 and September 30, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 76 properties containing an aggregate of approximately 14.2 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended September 30, 2018 and 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 and disposed of prior to September 30, 2018 or classified as held for sale as of September 30, 2018. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended September 30, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, eight properties containing 1,293,197 rentable square feet, located in our Metropolitan Washington, D.C. segment, were removed from the Same Store Property Portfolio because they were classified as held for sale. The office component of FMC Tower at Cira Centre South, 1900 Market Street, and 933 First Avenue, which together contain an aggregate of 1.2 million rentable square feet, were added to the Same Store Property Portfolio. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2017, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended September 30, 2018 to the three months ended September 30, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$90,609	$82,376	$8,233	$4,232	$2,144	$1,100	$(18)	$8,371	$9,587	$104,312	$94,089	$10,223
Straight-line rents	2,195	8,021	(5,826)	17	3	542	-	(221)	(66)	2,533	7,958	(5,425)
Above/below market rent amortization	406	457	(51)	75	54	254	-	-	(1)	735	510	225
Total rents	93,210	90,854	2,356	4,324	2,201	1,896	(18)	8,150	9,520	107,580	102,557	5,023
Tenant reimbursements	19,109	16,793	2,316	157	13	1,006	5	285	428	20,557	17,239	3,318
Termination fees	498	200	298	-	-	-	-	-	-	498	200	298
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	4,944	6,918	4,944	6,918	(1,974)
Other	345	541	(196)	671	549	5	52	398	382	1,419	1,524	(105)
Total revenue	113,162	108,388	4,774	5,152	2,763	2,907	39	13,777	17,248	134,998	128,438	6,560
Property operating expenses	32,193	31,072	(1,121)	3,223	2,743	853	58	1,564	2,974	37,833	36,847	(986)
Real estate taxes	10,520	9,270	(1,250)	112	23	383	210	1,418	1,732	12,433	11,235	(1,198)
Third party management expenses	-	-	-	-	-	-	-	2,612	2,619	2,612	2,619	7
Net operating income	70,449	68,046	2,403	1,817	(3)	1,671	(229)	8,183	9,923	82,120	77,737	4,383
Depreciation and amortization	36,284	35,062	(1,222)	2,102	1,635	1,246	176	4,268	5,556	43,900	42,429	(1,471)
General & administrative expenses	-	-	-	-	-	-	-	5,963	5,813	5,963	5,813	(150)
Provision for impairment (d)	-	-	-	-	-	-	-	56,865	-	56,865	-	(56,865)
Operating income (loss)	$34,165	$32,984	$1,181	$(285)	$(1,638)	$425	$(405)	$(58,913)	$(1,446)	$(24,608)	$29,495	$(54,103)
Number of properties	76	76		2		7				93
Square feet	14,193	14,193		145		832				16,537
Core Occupancy % (e)	93.1%	92.4%		83.6%
Other Income (Expense):
Interest income										1,220	79	1,141
Interest expense										(19,257)	(19,732)	475
Interest expense — Deferred financing costs										(618)	(577)	(41)
Equity in income (loss) of Real Estate Ventures										1	(5,723)	5,724
Net gain on sale of undepreciated real estate										-	953	(953)
Net gain on Real Estate Venture transactions										-	13,758	(13,758)
Income tax benefit										-	793	(793)
Net income (loss)										$(43,262)	$19,046	$(62,308)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust										$(0.24)	$0.11	$(0.35)

EXPLANATORY NOTES

(a)	Results include: two acquisitions and the residential and retail components of FMC Tower.
(b)	Results include: two developments and five redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/ (Eliminations) also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Impairment charges are excluded from Same Store Portfolio operating income and presented in Other (Eliminations).
(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio increased by $10.2 million during the third quarter of 2018 compared to the third quarter of 2017, primarily attributable to:

•

$8.2 million increase in the Same Store Property Portfolio due to the office component at FMC Tower, 1900 Market Street and 933 First Avenue generating positive cash rent growth as free rent converts to cash rent at these properties during the third quarter of 2018 compared to 2017;

•

$2.1 million increase from Recently Completed/Acquired Properties for the third quarter of 2018 compared to the third quarter of 2017 primarily related to the acquisition of Four Tower Bridge in January 2018 and the residential and retail components of FMC Tower being fully placed into service; and

•

$1.1 million increase from Development/Redevelopment Properties, primarily attributable to Broadmoor Building 6, an office property located in the Austin, Texas segment, being partially placed into service subsequent to the third quarter of 2017 and One Drexel Plaza, an office property acquired during the fourth quarter of 2017.

The increase of $11.4 million was offset by a $1.2 million decrease due to the disposition of 15 properties from the third quarter of 2017 through the third quarter of 2018 (the “Q3 2017 through Q3 2018 Dispositions”). The Q3 2017 through Q3 2018 Dispositions include eight properties classified as held for sale at September 30, 2018.

Straight-line rents from the Total Portfolio decreased by $5.4 million from free rent converting to cash rent, of which $5.8 million related to the Same Store Property Portfolio due to the expiration of free rent periods for tenants within the office component at FMC Tower, 1900 Market Street and 933 First Avenue, net of other leasing activity that took place during the third quarter of 2018 and $0.1 million of which related to the Q3 2017 through Q3 2018 Dispositions. These decreases were offset by an increase of $0.5 million from the Development/Redevelopment Properties, primarily related to partial placement into service during the fourth quarter of 2017 of Broadmoor Building 6 and One Drexel Plaza, an office building acquired during the fourth quarter of 2017, both of which contain leases with free rent periods during the third quarter of 2018.

Tenant reimbursements from the Total Portfolio increased $3.3 million from the third quarter of 2017 to the third quarter of 2018, primarily attributable to an increase of $2.3 million from the Same Store Property Portfolio due to the expiration of free rent periods for tenants within the office component at FMC Tower, 1900 Market Street and 933 First Avenue during the third quarter of 2018, a $1.0 million increase from Development/Redevelopment Properties placed into service subsequent to the second quarter of 2017 and $0.1 million from Recently Completed/Acquired Properties. These increases were partially offset by a decrease of $0.1 million from the Q3 2017 through Q3 2018 Dispositions.

Third party management fees, labor reimbursement and leasing decreased by $2.0 million for the third quarter of 2018 compared to the third quarter of 2017, due primarily to decreases in third party management and development fees of $2.3 million. The decrease includes $1.6 million of construction management fees related to the Subaru Headquarters development, which was substantially complete as of December 31, 2017, $0.4 million of third party management fees related to the sale of eight office properties by the Austin Venture and $0.3 million related to the Q3 2017 sale of an office property held by our BDN – AI Venture. These decreases were partially offset by a $0.3 million increase in construction management fees at the MAP Venture.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $1.0 million for the third quarter of 2018 compared to the third quarter of 2017, of which $1.1 million relates to the Same Store Property Portfolio due to the office component at FMC Tower, 1900 Market Street and 933 First Avenue being placed into the Same Store Property Portfolio during the third quarter of 2018 and $0.8 million relates to Development/Redevelopment Properties, primarily because of the Broadmoor Building 6 being partially placed into service subsequent to June 30, 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017 and $0.5 million of increases related to Recently Completed/Acquired Properties, primarily due to the acquisition of Four Tower Bridge in January 2018 and the residential and retail components of FMC Tower being fully placed into service. These increases were partially offset by a $1.1 million decrease related to the Q3 2017 through Q3 2018 Dispositions, $0.2 million from the Q4 2017 sale of eight office properties by the Austin Venture and $0.1 million from the Q3 2017 sale of 7101 Wisconsin Avenue, held by our BDN – AI Venture.

Real Estate Taxes

Real estate taxes increased $1.2 million for the third quarter of 2018 compared to the third quarter of 2017, of which $1.2 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, $0.2 million related to Development/Redevelopment Properties and $0.1 million related to Recently Completed/Acquired Properties. These increases were partially offset by decreases of $0.3 million from the Q3 2017 through Q3 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.5 million for the third quarter of 2018 compared to the third quarter of 2017, of which $1.2 million of the increase relates to the Same Store Property Portfolio due to the office component at FMC Tower, 1900 Market Street and 933 First Avenue being placed into Same Store during the third quarter of 2018, a $1.1 million increase from Development/Redevelopment Properties, primarily relating to Broadmoor Building 6 being partially placed into service subsequent to the second quarter of 2017 and One Drexel Plaza which was acquired during the fourth quarter of 2017, and a $0.5 million increase related to Recently Completed/Acquired Properties primarily related to the acquisition of Four Tower Bridge in January 2018 and the residential and retail components of FMC Tower being fully placed into service. These increases were offset by a decrease of $0.9 million from assets that were fully depreciated during the third quarter of 2017 in our Other segment and $0.4 million relating to the Q3 2017 through Q3 2018 Dispositions.

Provision for Impairment

As of September 30, 2018, we determined that the we would not recover the carrying value of eight held for sale properties in our Metropolitan Washington, D.C. segment and recorded an impairment charge of $56.9 million for the three months ended September 30, 2018. There were no impairment charges for the three months ended September 2017.

Interest Income

Interest income increased by $1.1 million from the third quarter of 2017 to the third quarter of 2018 due to interest income received from a note receivable associated with a mortgage loan provided to Brandywine 1919 Ventures during the second quarter of 2018. The increase is also a result of higher average cash balances and higher interest rates on money market funds during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Interest Expense

Interest expense decreased $0.5 million from the third quarter of 2017 to the third quarter of 2018 primarily due to the following:

•	$4.2 million decrease related to the early retirement of the 4.95% Guaranteed Notes due 2018 during the fourth quarter of 2017;
•

$1.2 million decrease related to interest expense incurred related to the Credit Facility, which had no balance during the third quarter of 2018 compared to an outstanding balance of $178.0 million as of September 30, 2017; and

•	$0.5 million increase in capitalized interest, due to an increase in development/redevelopment activity during the third quarter of 2018 compared to the third quarter of 2017.

The decrease of $5.9 million in interest expense described above was offset by the following:

•	$4.5 million increase related to the issuance of the 3.95% Guaranteed Notes due 2027 on November 17, 2017; and
•	$0.9 million increase related to the issuance of an additional $100.0 million of 3.95% Guaranteed Notes due 2023 on November 17, 2017.

Equity in income (loss) of real estate ventures

Equity in income (loss) of unconsolidated real estate ventures increased $5.7 million from the third quarter of 2017 to the third quarter of 2018 primarily due to the following:

•	$4.8 million due to an other than temporary impairment charge at the Brandywine AI Venture during the third quarter of 2017, with no such impairment during the third quarter of 2018;
•	$0.5 million increase from the Austin Venture, primarily driven by the sale of eight office properties during the fourth quarter of 2017 that were not accretive to equity in income; and
•

$0.3 million decrease in equity in losses at the MAP Venture, primarily driven by a 2.45% LIBOR spread on debt, which was lowered from a 6.25% LIBOR spread on debt from the refinance of debt during the third quarter of 2018.

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.0 million recognized during the third quarter of 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively. There was no comparable activity for the third quarter of 2018.

Net Gain on Real Estate Venture Transactions

The gain of $13.8 million recognized during the third quarter of 2017 resulted from the disposition of an office property at 7101 Wisconsin Avenue, located in Bethesda, Maryland, held by the BDN – AI Venture. There was no comparable activity for the third quarter of 2018.

Income Tax Benefit

The income tax benefit of $0.8 million during the third quarter of 2017 resulted from operating losses at the residential component of FMC Tower prior to its stabilization. There was no change to our income tax position during the third quarter of 2018.

Net Income (Loss)

Net income decreased by $62.3 million from the third quarter of 2017 to the third quarter of 2018 as a result of the factors described above.

Net Income (Loss) per Common Share – fully diluted

Net loss per share was ($0.24) for the third quarter of 2018 as compared to net income per share of $0.11 for the third quarter of 2017 as a result of the factors described above.

Comparison of the Nine-Month Periods Ended September 30, 2018 and September 30, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 73 properties containing an aggregate of approximately 13.0 million net rentable square feet, and represents properties that we owned for the entire nine-month periods ended September 30, 2018 and 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 and disposed of prior to September 30, 2018 or classified as held for sale as of September 30, 2018. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine-month periods ended September 30, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine-month periods ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the Same Store Property Portfolio was reduced by the disposition of 20 East Clementon Road, an office property in Gibbsboro, New Jersey, containing 38,260 rentable square feet and The Lift at Juniper Street, a parking garage containing no rentable square feet, which was removed from the Same Store Property Portfolio and placed into redevelopment. Additionally, eight properties containing 1,293,197 rentable square feet, located in Herndon, Virginia, were removed from the Same Store Property Portfolio because they were classified as held for sale. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2017, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of nine months ended September 30, 2018 to the nine months ended September 30, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$244,925	$240,553	$4,372	$35,760	$9,895	$2,803	$833	$25,031	$31,750	$308,519	$283,031	$25,488
Straight-line rents	1,645	6,872	(5,227)	7,692	15,510	1,464	(84)	(36)	(161)	10,765	22,137	(11,372)
Above/below market rent amortization	1,266	2,244	(978)	286	35	762	-	(1)	(1)	2,313	2,278	35
Total rents	247,836	249,669	(1,833)	43,738	25,440	5,029	749	24,994	31,588	321,597	307,446	14,151
Tenant reimbursements	49,750	47,914	1,836	5,732	2,704	2,571	72	1,041	3,122	59,094	53,812	5,282
Termination fees	1,630	1,536	94	-	466	-	-	-	11	1,630	2,013	(383)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	17,531	20,483	17,531	20,483	(2,952)
Other	1,197	1,422	(225)	2,624	604	(11)	85	1,480	1,284	5,290	3,395	1,895
Total revenue	300,413	300,541	(128)	52,094	29,214	7,589	906	45,046	56,488	405,142	387,149	17,993
Property operating expenses	88,207	86,085	(2,122)	17,904	12,469	3,100	395	5,841	11,998	115,052	110,947	(4,105)
Real estate taxes	30,000	26,797	(3,203)	1,505	621	1,229	670	4,538	5,974	37,272	34,062	(3,210)
Third party management expenses	-	-	-	-	-	-	-	9,605	7,391	9,605	7,391	(2,214)
Net operating income	182,206	187,659	(5,453)	32,685	16,124	3,260	(159)	25,062	31,125	243,213	234,749	8,464
Depreciation and amortization	95,195	100,384	5,189	19,013	15,922	3,779	546	12,921	15,732	130,908	132,584	1,676
General & administrative expenses	-	-	-	-	-	-	-	22,209	21,797	22,209	21,797	(412)
Provision for impairment (d)	-	-	-	-	-	-	-	56,865	3,057	56,865	3,057	(53,808)
Operating income (loss)	$87,011	$87,275	$(264)	$13,672	$202	$(519)	$(705)	$(66,933)	$(9,461)	$33,231	$77,311	$(44,080)
Number of properties	73	73		5		7				93
Square feet	13,000	14,293		1,338		832				16,537
Core Occupancy % (e)	93.1%	93.2%		91.9%
Other Income (Expense):
Interest income										2,564	635	1,929
Interest expense										(58,091)	(61,473)	3,382
Interest expense — Deferred financing costs										(1,872)	(1,807)	(65)
Equity in loss of Real Estate Ventures										(1,182)	(5,387)	4,205
Net gain (loss) on disposition of real estate										(35)	8,411	(8,446)
Net gain on sale of undepreciated real estate										2,859	953	1,906
Net gain on Real Estate Venture transactions										37,263	28,340	8,923
Income tax (provision) benefit										(158)	1,032	(1,190)
Net income										$14,579	$48,015	$(33,436)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.08	$0.24	$(0.16)

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and two acquisitions.
(b)	Results include: two developments and five redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/ (Eliminations) also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).
(e)	Pertains to Core Properties (i.e. not under development, redevelopment, or re-entitlement).

Total Revenue

Cash rents from the Total Portfolio increased by $25.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily attributable to:

•

$25.9 million increase from Recently Completed/Acquired Properties for nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily related to the expiration of free rent periods for tenants within the FMC Tower;

•

$4.4 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent, primarily in the Philadelphia CBD segment, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017; and

•

$2.0 million increase from Development/Redevelopment Properties, primarily attributable to Broadmoor Building 6, an office property located in the Austin, Texas segment, being partially placed into service during the fourth quarter of 2017 and One Drexel Plaza, an office property acquired during the fourth quarter of 2017.

The increase of $32.3 million was offset by a $6.8 million decrease due to the disposition of 29 properties from the nine months ended September 30, 2017 through the nine months ended September 30, 2018 (the “YTD 2017 and 2018 Dispositions”). The YTD 2017 and 2018 Dispositions include eight properties classified as held for sale at September 30, 2018.

Straight-line rents from the Total Portfolio decreased by $11.4 million from free rent converting to cash rent, of which $7.8 million related to Recently Completed/Acquired Properties, primarily the FMC Tower, which is located in the Philadelphia CBD segment and $5.2 million in the Same Store Property Portfolio, primarily the Philadelphia CBD segment. These decreases in straight-line rent are net of other leasing activity at the Recently/Completed/Acquired Properties and Same Store Property Portfolio. These decreases were offset by a $1.5 million increase from Development/Redevelopment Properties, primarily related to Broadmoor Building 6 being partially placed into service during the fourth quarter of 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017, both of which contain new leases which include free rent periods and a $0.2 million decrease from the YTD 2017 and 2018 Dispositions.

Tenant reimbursements from the Total Portfolio increased $5.3 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, due to an increase of $3.0 million from Recently Completed/Acquired Properties due to the expiration of free rent periods for tenants within the FMC Tower, a $2.5 million increase from Development/Redevelopment Properties, relating to Broadmoor Building 6 being partially placed into service during the fourth quarter of 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017, and an increase of $1.8 million in the Same Store Property Portfolio, which trended along with the increase in operating expenses over the same period. These increases were partially offset by a decrease of $1.8 million from the YTD 2017 and 2018 Dispositions.

Third party management fees, labor reimbursement and leasing decreased by $3.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to decreases in third party management and development fees of $6.1 million. The decrease includes $3.5 million of construction management fees relates to the Subaru Headquarters development, which was substantially complete as of December 31, 2017, $2.1 million of third party management fees relates to the sale of eight office properties by the Austin Venture and $0.5 million related to the Q3 2017 sale of an office property held by our BDN – AI Venture. These decreases were offset by a $3.1 million increase in construction management fees, primarily relating to the MAP Venture.

Other income increased $1.9 million, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $4.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, of which $5.4 million relates to Recently Completed/Acquired Properties, primarily the FMC Tower which was fully placed into service during the second quarter of 2017. Development/Redevelopment Properties increased $2.7 million, primarily because of the Broadmoor Building 6 being partially placed into service subsequent to September 30, 2017 and One Drexel Plaza, which was acquired during the fourth quarter of 2017. The Same Store Portfolio increased $2.1 million, primarily related to our Philadelphia CBD segment. These increases were partially offset by a $4.5 million decrease related to the YTD 2017 and 2018 Dispositions and $1.1 million in salary expense reductions relating from the sale of properties from unconsolidated real estate ventures that we manage and a $0.5 million reduction in development salary expenses due to increased capitalization at our development/redevelopment projects.

Real Estate Taxes

Real estate taxes increased $3.2 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, of which $3.2 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, $0.9 million related to Recently Completed/Acquired Properties and $0.5 million related to Development/Redevelopment Properties. These increases were partially offset by decreases of $1.4 million from the YTD 2017 and 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, of which $5.2 million of the decrease relates to fully amortized intangible assets at the Same Store Property Portfolio, which is directly attributable to a reduction in intangible asset amortization related to the Broadmoor portfolio, located in our Austin, Texas segment which was acquired during Q2 2015, a $1.9 million decrease relates to the YTD 2017 and 2018 Dispositions and a $0.9 million decrease relates to assets that were fully depreciated during the third quarter of 2017. These decreases were offset by a $3.2 million increase from Development/Redevelopment Properties, primarily relating to Broadmoor Building 6 being partially placed into service during the fourth quarter of 2017 as well as One Drexel Plaza, which was acquired during the fourth quarter of 2017 and a $3.1 million increase in depreciation expense from Recently Completed/Acquired Properties, primarily relating to the office component of FMC Tower being fully placed into service during the second quarter of 2017 as well as Four Tower Bridge, which was acquired in January 2018.

Provision for Impairment

As of September 30, 2018, we determined that the we would not recover the carrying value of eight held for sale properties in our Metropolitan Washington, D.C. segment and recorded an impairment charge of $56.9 million for the three months ended September 30, 2018.

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

Interest Income

Interest income increased by $1.9 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 due to interest income received from a note receivable associated with a mortgage loan provided to Brandywine 1919 Ventures during the second quarter of 2018. The increase is also a result of higher average cash balances and higher interest rates on money market funds from the nine months ended September 30, 2017 to the nine months ended September 30, 2018.

Interest Expense

Interest expense decreased $3.4 million from the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018 primarily due to the following:

•	$12.5 million decrease related to the early retirement of the 4.95% Guaranteed Notes due 2018 during the fourth quarter of 2017;
•	$5.7 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•

$2.0 million decrease related to interest expense incurred related to the Credit Facility, which had no balance during the nine months ended September 30, 2018 compared to an outstanding balance of $178.0 million as of September 30, 2017.

The decrease of $20.2 million in interest expense described above was offset by the following:

•	$13.5 million increase related to the issuance of the 3.95% Guaranteed Notes due 2027 on November 17, 2017;
•	$2.6 million increase related to the issuance of an additional $100.0 million of 3.95% Guaranteed Notes due 2023 on November 17, 2017;
•	$0.4 million decrease in capitalized interest as the FMC Tower has been fully placed into service; and
•	$0.3 million increase in variable interest expense related to our Trust Indenture IA compared to the nine months ended September 30, 2017.

Equity in loss of real estate ventures

Equity in loss of unconsolidated real estate ventures increased $4.2 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to the following:

•	$4.8 million due to an other than temporary impairment charge at the Brandywine AI Venture during the third quarter of 2017, with no such impairment during the third quarter of 2018; and
•

$0.6 million decrease in equity in losses incurred at the MAP Venture, primarily driven by a decrease in interest expense due to the refinancing of its third party debt, on August 1, 2018, which resulted in a 380 basis point decrease in the borrowing spread over LIBOR.

These decreases were offset by a $0.8 million decrease from the sale of the evo at Cira Venture during the first quarter of 2018 and a $0.3 million decrease from the Four and Seven Tower Bridge transaction, which resulted in the acquisition of the office property held by the Four Tower Bridge Venture, during the first quarter of 2018.

Net Gain (Loss) on Disposition of Real Estate

The immaterial loss on disposition of real estate for the nine months ended September 30, 2018 resulted from the disposition of the office property at 20 East Clementon Road, in Gibbsboro, New Jersey.

The net gain on disposition of real estate of $8.4 million recognized in the nine months ended September 30, 2017 resulted from a gain of $0.5 million on the sale of two office properties located in Concord, California, a gain of $6.5 million from the sale of the Marine Piers located in Philadelphia, Pennsylvania, an additional $0.5 million gain recognized on Cira Square, which was disposed of in the first quarter of 2016, and a gain of $1.4 million on the sale of the retail property at 7000 Midlantic in Mount Laurel, New Jersey. These gains were partially offset by a loss of $0.2 million, representing closing costs, on the sale of three office properties located in Cherry Hill, New Jersey and a loss of $0.3 million, representing closing costs, on the sale of four office properties located in Marlton, New Jersey known as the Evesham Corporate Center.

Net Gain on Sale of Undepreciated Real Estate

The gain of $2.9 million recognized during the nine months ended September 30, 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.

The gain of $1.0 million recognized during the nine months ended September 30, 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively.

Net Gain from Real Estate Venture Transactions

The $37.3 million net gain from Real Estate Venture transactions during the nine months ended September 30, 2018 relates to the following:

•	$25.7 million from the sale of the evo at Cira Centre South Venture; and
•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture.

The $28.3 million gain recognized during the nine months ended September 30, 2017 resulted from a $13.7 gain on the disposition of an office property at 7101 Wisconsin Avenue, located in Bethesda, Maryland, held by the BDN – AI Venture, and a $14.6 million gain on the sale of our entire 50% interest in TB-BDN Plymouth Apartments, L.P.

Income Tax (Provision) Benefit

The $1.2 million decrease in income tax benefit from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was primarily related to operating losses at the residential component of FMC Tower prior to its stabilization.

Net Income

Net income decreased by $33.4 million from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.08 for the nine months ended September 30, 2018 as compared to net income per share of $0.24 for the nine months ended September 30, 2017 as a result of the factors described above.

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

As of September 30, 2018, the Parent Company owned a 99.2% interest in the Operating Partnership. The remaining interest of approximately 0.8% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2018 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of September 30, 2018 we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2018, amounted to $324.9 million and $1,628.6 million, respectively.

Capital Markets

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through September 30, 2018, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. During the three months ended September 30, 2018, we did not sell any shares under the Offering Program. At September 30, 2018, 13,117,698 common shares remained available for future sale under the Offering Program.

The Parent Company maintains a share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares with no expiration date. On July 22, 2015, the Parent Company's Board of Trustees authorized additional share repurchases of up to $100.0 million. We expect to fund any share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. As of September 30, 2018, 5,209,437 common shares have been repurchased and retired at an average purchase price of $12.90 per share and totaling $67.3 million. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as we determine from time to time. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice. There were no shares repurchased under the program during the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

2018 Credit Facility

On July 17, 2018, we executed the Amended and Restated Revolving Credit Agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at our election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring us to maintain a minimum net worth. In connection with the amendments, we capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.

At the our option, loans outstanding under the 2018 Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.775% and 1.45%, based on the our credit rating, or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.45% based on the our credit rating. The 2018 Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.10% and the facility fee is 0.25%.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the nine months ended September 30, 2018, we sold 19.7 acres of land and one office property for aggregate net cash proceeds of $14.9 million and $2.0 million, respectively. Also during the nine months ended September 30, 2018, we sold our entire 50% partnership interest in an unconsolidated real estate venture for net cash proceeds of $43.0 million.

Our primary uses of capital will be to fund the completion of our current development and redevelopment projects. With approximately $70.4 million of cash and cash equivalents and $598.1 million of available borrowings under our 2018 Credit Facility, net of $1.9 million in letters of credit outstanding as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to complete these projects. We believe that our liquidity, including the availability under our 2018 Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of September 30, 2018 and December 31, 2017, we maintained cash and cash equivalents and restricted cash of $71.2 million and $203.4 million, respectively. The following are the changes in cash flow from our activities for the nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
Activity	2018	2017
Operating	$154,537	$128,349
Investing	(180,576)	17,545
Financing	(106,218)	(313,960)
Net cash flows	$(132,257)	$(168,066)

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

The net increase of $26.2 million in cash from operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily due to free rent periods ending in our Philadelphia CBD segment.

The net decrease of $198.1 million in cash from investing activities during the nine months ended September 30, 2018 to the nine months ended September 30, 2017 primarily relates to property portfolio repositioning efforts, which began to wind down in 2017. Quantitatively, the decrease resulted from the following:

•

$98.2 million decrease in net proceeds from the disposition of two land parcels and an office building during the nine months ended September 30, 2018 compared to the sale of 14 properties and five land parcels during the nine months ended September 30, 2017;

•	$44.4 million decrease from the 2018 issuance of a mortgage loan to 1919 Ventures;
•

$22.6 million decrease in cash from increased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects;

•

$16.1 million decrease in proceeds from real estate venture sales as a result of the proceeds of $43.0 million from the sale of the evo at Cira Centre South Venture during the nine months ended September 30, 2018 compared to $59.0 million in proceeds from the sales of the TB-BDN Plymouth Apartments, L.P. (referred to as the “Parc at Plymouth Meeting Venture”) and 7101 Wisconsin Avenue from the BDN – AI Venture during the nine months ended September 30, 2017;

•	$9.8 million decrease in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income;
•

$6.2 million decrease primarily from deposits for real estate relating to our ability to increase project density at certain of the development sites within Schuylkill Yards (See Note 3, “Real Estate Investments” to our Consolidated Financial Statements for further details); and

•

$5.5 million decrease in cash from the 2018 acquisitions of 3001-3003 JFK Boulevard and 3025 JFK Boulevard in Philadelphia, Pennsylvania compared to the purchase of 3000 Market Street in Philadelphia, Pennsylvania and a deferred payment on the acquisition of 2100 Market Street in Philadelphia, Pennsylvania during 2017.

The decrease in cash provided by investing activities was primarily offset by a $4.6 million decrease in investment in unconsolidated Real Estate Ventures.

The net decrease of $207.7 million in cash used in financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is attributed to the following:

•	$300.0 million for the repayment of the entire principal balance of the unsecured 5.70% Guaranteed Notes upon maturity on May 1, 2017, with no comparable repayments during 2018;
•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during the nine months ended September 30, 2017; and
•	$0.4 million from the issuance of common shares under at-the-market offerings during 2018, with no comparable activity during 2017.

The decreases of $400.4 million in cash used in financing activities was offset by $192.6 million related to the following;

•	$178.0 million in net borrowings under the unsecured revolving credit facility during the nine months ended September 30, 2017;
•

$8.6 million increase in cash used due to the increase of dividends paid from $0.16 per share during the nine months ended September 30, 2017 to $0.18 per share for the nine months ended September 30, 2018;

•	$2.7 million increase in cash used for debt financing costs paid due to the refinance of the unsecured revolving credit facility;
•	$1.3 million increase from the repayment of mortgage notes payable;
•	$1.2 million in proceeds from the exercise of stock options during the nine months ended September 30, 2017, with no such activity for the nine months ended September 30, 2018; and
•	$0.8 million increase in shares used for employee taxes upon vesting of share awards.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,926,434	$1,921,655
Variable rate - unhedged	27,062	27,062
Total	$1,953,496	$1,948,717
Percent of Total Debt:
Fixed rate	98.6%	98.6%
Variable rate - unhedged	1.4%	1.4%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.1%	4.1%
Variable rate - unhedged	3.6%	2.7%
Total	4.0%	4.0%
Weighted-average maturity in years:
Fixed rate	6.8	7.6
Variable rate - unhedged	17.0	17.5
Total	7.0	7.7
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2018 are as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2018	$1,854	$-	$1,854	3.98%
2019	7,595	-	7,595	3.98%
2020	6,705	80,521	87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	250,000	256,332	3.72%
2023	1,620	555,116	556,736	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
Thereafter	-	328,610	328,610	4.30%
Totals	$30,248	$1,923,248	$1,953,496	4.05%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and; (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2018.

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

Equity

On September 11, 2018, the Parent Company declared a distribution of $0.18 per common share, totaling $32.5 million, which it paid on October 18, 2018 to its shareholders of record as of October 4, 2018. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2018:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$324,886	$7,522	$102,748	$214,616	$-
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	62,105	1,222	2,445	2,445	55,993
Development contracts (c)	149,583	141,743	7,220	620	-
Tenant improvements (d)	53,050	48,818	4,232	-	-
Interest expense (e)	514,266	77,209	141,498	115,004	180,555
Other liabilities (f)	33,455	3,718	11,322	11,054	7,361
	$2,765,955	$280,232	$269,465	$943,739	$1,272,519

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
(c)

Represents contractual obligations for wholly-owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.
(e)	Variable rate debt future interest expense commitments are calculated using September 30, 2018 interest rates.
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

As of September 30, 2018, we expect to incur $22.1 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by September 30, 2020.

On October 13, 2017, we acquired a leasehold interest in the office building known as One Drexel Plaza, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. Funding related to this requirement had not yet begun as of September 30, 2018. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within the ‘Development contracts’ caption. See Note 13, “Commitments and Contingencies,” to the consolidated financial statements for further information.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of September 30, 2018, had $2.7 million of future contractual obligations, which are included in the table above within the ‘Development contracts’ caption. In addition, we estimate $0.7 million of potential additional contributions for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 13, “Commitments and Contingencies,” to the consolidated financial statements for further information.

On July 1, 2016, we closed on the acquisition of 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a purchase price of $20.6 million. As of September 30, 2018, we sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres (of the 34.6 acres) to three unaffiliated third parties. In connection with the agreements of sale, we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Recognition of the sale of the land parcels was deferred until the improvements were substantially completed. See Note 2, “Basis of Presentation,” to the consolidated financial statements for further discussion of the infrastructure improvements and related revenue recognition.

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

We consider net income, as defined by GAAP, to be the most comparable earnings measure to FFO. While FFO and FFO per unit are relevant and widely used measures of operating performance of REITs, FFO does not represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. We believe that to further understand our performance, FFO should be compared with our reported net income/ (loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three- and nine-month periods ended September 30, 2018 and 2017:

	Three-month periods ended		Nine-month periods ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(43,362)	$18,961	$14,253	$42,532
Add (deduct):
Amount allocated to unvested restricted unitholders	80	73	280	245
Net gain on real estate venture transactions	-	(13,758)	(37,263)	(28,340)
Net (gain) loss on disposition of real estate	-	-	35	(8,411)
Provision for impairment (a)	56,865	-	56,865	2,730
Other than temporary impairment of equity method investment	-	4,844	-	4,844
Depreciation and amortization:
Real property	35,011	34,742	104,798	104,340
Leasing costs including acquired intangibles	8,482	7,464	24,932	27,713
Company’s share of unconsolidated real estate ventures	6,334	9,816	20,230	30,505
Partners’ share of consolidated real estate ventures	(57)	(54)	(166)	(177)
Funds from operations	$63,353	$62,088	$183,964	$175,981
Funds from operations allocable to unvested restricted shareholders	(157)	(162)	(528)	(511)
Funds from operations available to common share and unit holders (FFO)	$63,196	$61,926	$183,436	$175,470
Weighted-average shares/units outstanding — fully diluted (b)	181,253,953	178,314,821	181,232,343	178,079,131

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Includes common share and partnership units outstanding through the three and nine months ended September 30, 2018 and 2017, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2018, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $324.9 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $10.1 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $10.5 million.

As of September 30, 2018, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,249.2 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $12.4 million at September 30, 2018.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million at September 30, 2018. The total fair value of our debt was approximately $310.6 million and $308.9 million at September 30, 2018 and December 31, 2017, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $15.8 million at September 30, 2018. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $17.2 million.

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
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended September 30, 2018. As of September 30, 2018, $32.7 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description

10.1	Amended and Restated Revolving Credit Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated July 17, 2018 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 23, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 23, 2018	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2018	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2018	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)