Form 10-K
period 2018-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2019-02-22
CIK 790816, 1060386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,970,155,345 based upon the last reported sale price of $16.88 per share on the New York Stock Exchange on June 30, 2018. An aggregate of 175,813,097 Common Shares of Beneficial Interest was outstanding as of February 15, 2019.

As of June 30, 2018 the aggregate market value of the 1,479,799 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $24,979,007 based upon the last reported sale price of $16.88 per share on the New York Stock Exchange on June 30, 2018 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)

Documents Incorporated By Reference

Portions of the proxy statement for the 2019 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2018, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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
Exhibit 10.2
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

•

the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and

•

real estate asset valuations, a decline in which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.

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

Introduction

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. As of December 31, 2018, we owned 97 properties that contained an aggregate of approximately 16.8 million net rentable square feet (collectively, the “Properties”). Our core portfolio of operating properties, as of December 31, 2018, excludes one development property and three redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of December 31, 2018:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	88	15,609,156
Mixed-use properties	4	646,741
Retail property	1	17,884
Core Properties	93	16,273,781	93.3%	95.3%
Development property	1	164,818
Redevelopment properties	3	338,650
The Properties	97	16,777,249

In addition to the Properties, as of December 31, 2018, we owned land held for development, comprised of 237.4 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2018, the total potential development that these land parcels could support, under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.3 million square feet, of which 0.4 million square feet relates to 37.9 acres held for sale. As of December 31, 2018, we also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Metropolitan Washington, D.C.; Southern New Jersey; Wilmington, Delaware; and Austin, Texas.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of December 31, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 24.8 million net rentable square feet, of which approximately 16.8 million net rentable square feet related to Properties that we own and consolidate and approximately 8.0 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the twelve months ended December 31, 2018, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2018 revenue.

Organization

The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. As of December 31, 2018, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest in the Operating Partnership consists of common units of limited partnership interest issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.  Our executive offices are located at 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104 and our telephone number is (610) 325-5600. We have offices in Philadelphia, Pennsylvania; Radnor, Pennsylvania; McLean, Virginia; Washington, D.C.; Camden, New Jersey; Richmond,

Virginia; and Austin, Texas. We have an internet website at www.brandywinerealty.com. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

2018 Transactions

Real Estate Acquisitions

On December 19, 2018, we acquired an office property containing 120,559 rentable square feet located at 4516 Seton Center Parkway in Austin, Texas, known as Quarry Lake II, for a gross purchase price of $39.5 million. We capitalized $0.1 million of acquisition-related costs and funded the acquisition with a borrowing of $39.0 million from our unsecured credit facility.

On December 11, 2018, we acquired from DRA Advisors (“DRA”), its 50% ownership interest in the G&I Austin Office LLC real estate venture (the “DRA Austin Venture”) for an aggregate purchase price of $535.1 million. The DRA Austin Venture owned twelve office properties (the “Austin Venture Portfolio”), containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of our acquisition, we acquired complete ownership of the Austin Venture Portfolio. The aggregate purchase price includes the carrying amount of our investment in DRA Austin Venture of $14.6 million. At settlement, we assumed $115.5 million of mortgage debt and received a credit at settlement of $130.7 million for a note receivable provided to the DRA Austin Venture on November 1, 2018. This note receivable was used to repay one of DRA Austin Venture’s mortgage loans prior to the December 11, 2018 acquisition date. We also obtained working capital of $24.9 million. Subsequent to receiving cash proceeds of $28.3 million for our promoted interest in the DRA Austin Venture and recognizing a remeasurement gain of $103.8 million, reflected in the caption “Net gain on real estate venture transactions” in our consolidated statements of operations, we funded the acquisition with an aggregate cash payment of $117.3 million. Additionally, the assumed mortgage debt of $115.5 million was repaid at settlement. Both cash payments were effected through borrowings under our unsecured credit facility. We recognized a $28.3 million gain on our promoted interest in the DRA Austin Venture, reflected in the caption “Gain on promoted interest in unconsolidated real estate venture” in our consolidated statements of operations. The gain on promoted interest was based off of the returns earned over the duration of the DRA Austin Venture and the returns were determined based on operating results and real estate valuation of the venture.

We previously accounted for our 50% non-controlling interest in the DRA Austin Venture under the equity method of accounting. As a result of our acquisition of DRA’s 50% ownership interest in the DRA Austin Venture, we obtained control of DRA Austin Venture and our existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement, including our entitlement to a distribution on account of our promoted interest.

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

3025 JFK Boulevard and 3001-3003 JFK Boulevard are located within the Schuylkill Yards Project site in the University City sub-market of Philadelphia, Pennsylvania. See “Developments – Other Development Activities” section below for additional information.

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

Real Estate Dispositions

We sold the following properties during the twelve-month period ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)		Occupancy % at Date of Sale
December 21, 2018	Subaru National Training Center	Camden, NJ	Mixed-use	1	83,000	$45,300	$44,877	$2,570	(b)	100.0%
December 20, 2018	Rockpoint Portfolio	Herndon, VA	Office	8	1,293,197	312,000	262,442	397	(c)	85.6%
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	2,000	1,850	(35)		93.7%
Total Dispositions				10	1,414,457	$359,300	$309,169	$2,932

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

During the second quarter of 2018, Subaru exercised its purchase option under the lease agreement for the 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) and the sale closed during the fourth quarter of 2018. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further discussion of the lease agreement and related revenue recognition.

(c)

On December 20, 2018, we contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in our Metropolitan Washington, D.C. segment (the “Rockpoint Portfolio”) to a newly-formed joint venture (the “Herndon Innovation Center Metro Portfolio Venture, LLC”) for a gross sales price of $312.0 million. We and our partner own 15% and 85% interests in the Herndon Innovation Center Metro Portfolio Venture, LLC, respectively. The Herndon Innovation Center Metro Portfolio Venture, LLC funded the acquisition with $265.2 million of cash, which was distributed to us at closing. After funding our share of closing costs and working capital contributions of $2.2 million and $0.6 million, respectively, we received $262.4 million of cash proceeds at settlement. We recorded an impairment charge of $56.9 million for the Rockpoint Portfolio during the third quarter of 2018. We recorded a $0.4 million gain on sale, which represents an adjustment to estimated closing costs used to determine the impairment charge in the third quarter of 2018. For further information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

We sold the following land parcels during the twelve-month period ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,515	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,537

(a)

As of March 31, 2018, we had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required us, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time we transferred control of the land parcels. As a result, we then recognized the sales of the three land parcels during 2018 and recorded an aggregate $2.8 million gain. During the quarter ended December 31, 2018, we recognized an additional $0.2 million gain. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further discussion of the infrastructure improvements and related revenue recognition.

The sales of property and land referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairment

As of December 31, 2018, we evaluated the recoverability of the carrying value of certain properties that triggered an assessment under the undiscounted cash flow model. Based on our evaluation, we determined we would not recover the carrying value of one property located in our Other segment, 1900 Gallows Road, located in Vienna, Virginia, due to a reduction in the intended hold period. Accordingly, we recorded an impairment charge of $14.8 million at December 31, 2018, reflected in the results for the twelve-month period ended December 31, 2018, which reduced the carrying value of the property from $52.8 million to its estimated fair value of $37.9 million. We measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and a residual capitalization rate and discount rate of 7.5% and 9.5%, respectively. The result was comparable to indicative pricing in the market.

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at December 31, 2018 (in thousands):

	Held for Sale Properties
	December 31, 2018
	Pennsylvania Suburbs - Land (a)	Other - Land (a)	Total
ASSETS HELD FOR SALE
Real estate investments:
Land inventory	$4,254	$7,345	$11,599
Total real estate investments	4,254	7,345	11,599
Total assets held for sale, net	$4,254	$7,345	$11,599
(a)

As of December 31, 2018, we determined that the sales of one land parcel in our Pennsylvania Suburbs segment and two parcels of land in our Other segment were probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, there is no impairment. The fair value measurement will be based on the pricing in the purchase and sale agreements.

The disposals of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

Unsecured Debt Activity

On December 13, 2018, we amended and restated our $250.0 million seven-year term loan maturing October 8, 2022. In connection with the terms of the amendment, the credit spread on the term loan decreased from LIBOR plus 1.80% to LIBOR plus 1.25%, reducing our effective interest rate by 0.55%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 2.87%.

On July 17, 2018, we amended and restated our unsecured revolving credit agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at our election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring us to maintain a minimum net worth. In connection with the amendments, we capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.

Brandywine - AI Venture: Station Square Disposition

On December 28, 2018, the BDN – AI Venture, an unconsolidated real estate venture in which we hold a 50% interest, sold three properties containing an aggregate of 510,202 rentable square feet located in Silver Spring, Maryland (“Station Square”), for a gross sales price of $107.0 million. At the time of sale, the properties were encumbered by a $66.5 million first mortgage financing, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.7 million. Net of the first mortgage payoff and closing costs, BDN – AI Venture received cash proceeds of $34.8 million. On account of our 50% interest in the BDN – AI Venture, we received net cash proceeds of $17.4 million and recognized a $1.5 million gain on the sale, reflected in the “Net gain on real estate venture transactions” caption in our consolidated statements of operations for the period ended December 31, 2018. Subsequent to the sale transaction, the BDN – AI Venture continued to own two properties containing an aggregate of 364,277 rentable square feet.

Brandywine - AI Venture: 3141 Fairview Park Drive Impairment

During the period ended December 31, 2018, the BDN – AI Venture recorded a $20.8 million held for use impairment charge related to 3141 Fairview Park Drive and 3130 Fairview Park Drive (the “Fairview Properties”). As of December 31, 2018, after the $20.8 million impairment charge, the carrying value of the properties was $50.4 million. Our share of this impairment charge was $10.4 million and is reflected in the “Equity in loss of Real Estate Ventures” caption in our consolidated statements of operations for the period ended December 31, 2018. Subsequent to recording this impairment charge, we had a net basis of $15.8 million in the venture. See Note 4, "Investment in Unconsolidated Real Estate Ventures," to the Consolidated Financial Statements for further information regarding this disposition.

Brandywine - AI Venture: Other Than Temporary Impairment

As of December 31, 2018, we evaluated the recoverability of our investment basis in BDN – AI Venture utilizing a discounted cash flow model. Based on our evaluation of the fair value of our investment in the two properties that remained owned by the BDN – AI Venture subsequent to the disposition of Station Square, we determined that a persistent weak demand for office space and intense competition for tenants had reduced our share of the fair value of the remaining properties to be less than our investment basis in BDN – AI Venture. As a result, we concluded that the decline in value was other than temporary. Subsequent to recording a $4.1 million impairment charge, we had a net basis of $11.7 million in the venture.

MAP Venture

On August 1, 2018, MAP Venture, an unconsolidated real estate venture in which we hold a 50% ownership interest, refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings of the venture, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.

Brandywine 1919 Ventures

On June 26, 2018, we and our partner, LCOR/Calstrs, each provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which we and LCOR/Calstrs each hold a 50% ownership interest. As a result, we recorded a related-party note receivable of $44.4 million in the “Other assets” caption on our consolidated balance sheets. The loan bears interest at a fixed 4.0% rate with a scheduled maturity on June 25, 2023. Brandywine 1919 Ventures used the loan proceeds to fund the $88.8 million repayment of its construction loan, which included $88.6 million in outstanding principal and $0.2 million of interest, on June 26, 2018.

evo at Cira Centre South Venture

On January 10, 2018, evo at Cira, a real estate venture in which we held a 50% interest, sold its sole asset, a 345-unit student housing tower, at a gross sales value of $197.5 million. The student housing tower, located in Philadelphia, Pennsylvania, was encumbered by a secured loan with a principal balance of $110.9 million at the time of sale, which was repaid in full from the sale proceeds. Our share of net cash proceeds from the sale, after debt repayment and closing costs, was $43.0 million. As our investment basis was $17.3 million, we recorded a gain of $25.7 million.

Developments/Redevelopments

As of December 31, 2018, we owned approximately 237.4 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.

As of December 31, 2018, we had four projects under development/redevelopment comprised of three office projects and one mixed-use project, which aggregate approximately 0.5 million rentable square feet, and a public park related to the Schuylkill Yards Project. We estimate the total remaining investment to complete these projects is approximately $56.4 million.  As of December 31, 2018, we had invested approximately $89.1 million in these projects. For a detailed list of the properties under development/redevelopment see Item 2., “Properties.”

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3 acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of December 31, 2018, $57.3 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired. As of December 31, 2018, we utilized a third-party valuation analysis to support our conclusion that 4040 Wilson is not other than temporarily impaired.

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

Prior to commencement of construction of the initial facility, we will oversee master planning, including obtaining required government and third party approvals and completing confirmatory real estate due diligence.  As of December 31, 2018 we have entered into a 99-year ground lease with Drexel for the portion of the Development Site where the initial facility will be constructed.  We will enter into similar ground leases with Drexel in connection with our construction of additional facilities under subsequent phases at the Development Site.

We contemplate that the initial phase of new construction at the Development Site will consist of a mixed-use facility containing approximately 500,000 square feet including traditional office, retail and residential space. As of the date of this Form 10-K, we have not finalized the scope of the development or entered into any construction contracts.

On June 29, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $15.0 million of ground lease rent and capitalized $0.3 million of costs related to entering the lease. Additionally, the ground lease required us to pay $5.6 million for a leasehold valuation credit, which can be applied to increase the density of the projects subject to the Schuylkill Yards Project master development agreement. Of this deposit, $2.4 million must be applied to the development of 3001-3003 and 3025 JFK Boulevard. If we do not construct a minimum of 1.2 million square feet of (“FAR”) on these land parcels, the credit will not be realized. The remaining credit of $3.2 million can be used for development in excess of 1.2 million FAR at 3001-3003 and 3025 JFK Boulevard or toward future ground lease takedowns at the Schuylkill Yards Development Site. The deposit is reimbursed if the master development agreement is terminated by the landowner.

On March 22, 2018, we acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. We prepaid $24.6 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease.

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

•

to control development sites, including sites under option to acquire, that could support approximately 14.3 million square feet of new office, retail and residential development within our core markets;

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

•

to strategically grow our portfolio through the development and acquisition of new product types that support our strategy of transient-oriented and amenity based mixed-use properties located in the central business district of Philadelphia, Pennsylvania; Pennsylvania Suburbs; Austin, Texas; and Washington, D.C.; and

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

Securities of or Interests in Entities Primarily Engaged in Real Estate Activities and Other Issuers

Subject to the ownership limitations and gross income tests necessary for REIT qualification, we may invest in securities of other entities, including other REITs or real estate companies. We may enter into joint ventures or other arrangements for the purpose of obtaining an economic interest in a particular property.

Investments in Real Estate Mortgages, Mezzanine Loans and Other Debt Instruments

While our current portfolio consists of, and our business objectives emphasize, common equity investments in commercial real estate, we may, at the discretion of management or our Board of Trustees, invest in other types of equity real estate investments, mortgages, mezzanine loans and other real estate interests. We do not presently intend to invest to a significant extent in mortgages, mezzanine loans or unsecured loans, but may invest in mortgages, mezzanine loans, unsecured loans or preferred equity. From time to time, we provide seller financing to buyers of our properties. We do this when the buyer requires additional funds for the purchase and provision of seller financing will be beneficial to us and the buyer compared to a mortgage loan from a third party lender. Similarly, from time to time, we provide financing to our unconsolidated real estate ventures when the venture requires additional funds and the financing will be beneficial to us and the venture.

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

Guarantees

As of December 31, 2018, our unconsolidated real estate ventures had aggregate indebtedness of $370.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us, except for customary carve-outs. As of December 31, 2018, the loans for which there is recourse to us consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.8 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, we have provided and expect to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In connection with the agreements of sale related to the Garza Ranch (See “Real Estate Acquisitions” section above), we entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land on behalf of each buyer. Total estimated costs related to the improvements were included in the sale price of each land parcel. During the year ended December 31, 2018, the infrastructure improvements were completed and we recognized the sales. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further discussion of the infrastructure improvements and related revenue recognition.

In addition, during construction undertaken by real estate ventures, we have provided and expect to continue to provide cost overrun and completion guarantees, with rights of contribution among partners in the real estate ventures, and once construction is complete, customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. For additional information regarding these real estate ventures, see Note 4, "Investments in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further information.

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

Management Activities

We provide third-party real estate management services primarily through wholly-owned subsidiaries of the Operating Partnership (collectively, the “Management Companies”). As of December 31, 2018, the Management Companies were managing properties containing an aggregate of approximately 24.8 million net rentable square feet, of which approximately 16.8 million net rentable square feet related to properties owned by us and approximately 8.0 million net rentable square feet related to properties owned by third parties and unconsolidated Real Estate Ventures.

Geographic Segments

During the year ended December 31, 2018, we were managing our portfolio within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 17, “Segment Information,” to our Consolidated Financial Statements for information on selected assets and results of operations of our reportable segments for the three years ended December 31, 2018, 2017 and 2016.

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

Sustainability

As one of the largest, publicly traded real estate companies in the United States, we seek to provide exceptional work environments for our tenants. Our current and recent developments and redevelopments reflect our commitment to energy efficient buildings with sustainable operating practices, as we seek to encourage the health and productivity of our tenants, while lowering operating costs and identifying revenue opportunities.

In recognition of our commitments, we have been recognized as an industry leader in sustainability. During 2018, we ranked eighth among U.S. office companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. 2018 was the fourth consecutive year that we have ranked in the top quartile of GRESB assessment participants, earnings another “Green Star” recognition. We have been a past recipient of the Environment Protection Agency’s Energy Star Partner of the Year Award winner for sustained excellent for members that have demonstrated superior and sustained energy efficiency practices. We ended 2018 with 78% of our properties ENERGY STAR certified. In 2017, we ranked eighth among U.S. office companies in the GRESB assessment.

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

Employees

As of December 31, 2018, we had 329 full-time employees, including 11 union employees.

Government Regulations

Environmental Regulation

Many laws and governmental regulations relating to the environment apply to us and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently and may adversely affect us.

Existing conditions at some of our Properties. Generally, independent environmental consultants have conducted Phase I or similar environmental site assessments on our Properties. We generally obtain these assessments prior to the acquisition of a property and may later update them as required for subsequent financing of the property or as requested by a tenant. Site assessments are generally performed to ASTM standards then existing for Phase I site assessments, and typically include a historical review, a public records review, a visual inspection of the surveyed site, and the issuance of a written report. These assessments do not generally include any soil samplings or subsurface investigations. Depending on the age of the property, the Phase I may have included an assessment of asbestos-containing materials. For properties where asbestos-containing materials were identified or suspected, an operations and maintenance plan was generally prepared and implemented.

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

Use of hazardous materials by some of our tenants. Some of our tenants handle hazardous substances and waste on our Properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are not aware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our Properties, and we do not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.brandywinerealty.com as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104.

Item 1A.	Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, share price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification).  In such case, the value of our common shares and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.

Adverse economic and geopolitical conditions could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to our shareholders.

Our business is affected by global, national and local economic conditions. Our portfolio consists primarily of office buildings (as compared to real estate companies with portfolios of multiple asset classes). Our financial performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow, results of operations, financial condition and ability to make distributions to our security holders will be adversely affected. The following factors, among others, may materially and adversely affect the income generated by our properties and our performance generally:

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

•

changes in space utilization by our tenants due to technology, economic conditions and business culture may decrease demand for office space, causing market rental rates and property values to be negatively impacted;

•	deterioration in the financial condition of our tenants may result in tenant defaults under leases, including due to bankruptcy, and adversely impact our ability to collect rents from our tenants;
•	competition from other office and mixed-use properties , and increased supply of such properties;
•

increases in non-discretionary operating costs, including insurance expense, utilities, real estate taxes, state and local taxes, labor shortages and heightened security costs may not be offset by increased market rental rates;

•

reduced values of our properties would limit our ability to dispose of assets at attractive prices, limit our access to debt financing secured by our properties and reduce the availability of unsecured loans;

•

changes in interest rates, reduced availability of financing and reduced liquidity in the capital markets may adversely affect our ability or the ability of potential buyers of properties and tenants of properties to obtain financing on favorable terms, or at all;

•

one or more lenders under our unsecured revolving credit facility could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses.

Our performance is dependent upon the economic conditions of the markets in which our properties are located.

Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the suburbs of Philadelphia, Pennsylvania, Austin, Texas, the District of Columbia, Northern Virginia and Southern Maryland. Any adverse changes in economic conditions in any of these economies or real estate markets could negatively affect cash available for distribution and debt service. Our financial performance and ability to make distributions to our shareholders and pay debt service is particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed.

We face risks associated with the development of mixed-use commercial properties.

We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures with other persons that are known as “mixed-use” developments. In addition to the development of office space, mixed-use projects may also include space for residential, retail, hotel or other commercial purposes. As a result, if a development project consists of a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use, or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  If we decide not to sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Periodically, our tenants experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, and these difficulties may have an adverse effect on our cash flow, results of operations, financial condition and ability to make distributions to our shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk.”

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.

Rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement or termination of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under the applicable accounting guidance. In addition, an increase in interest rates could decrease the amounts third parties are willing or able to pay for our assets, thereby limiting our ability to recycle capital and change our portfolio promptly in response to changes in economic or other conditions.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity shares or debt securities.

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. We are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all. Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders. If we do not meet our debt service obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy in general.

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

Our properties are subject to increases in operating expenses such as for insurance, real estate taxes, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping and repairs and maintenance of our properties. In general, our tenant leases allow us to pass through all or a portion of these costs to them. We cannot assure you, however, that tenants will actually bear the full burden of these increased costs, or that such increased costs will not lead them, or other prospective tenants, to seek office space elsewhere. If operating expenses increase, the availability of other comparable office space in our core geographic markets might limit our ability to increase rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to shareholders.

Our investment in property development or redevelopment may be more costly or difficult to complete than we anticipate.

We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:

•	unavailability of favorable financing alternatives in the private and public debt markets;
•	insufficient capital to pay development costs;
•	limited experience in developing or redeveloping properties in certain of our geographic markets may lead us to incorrectly project development costs and returns on our investments;

•	dependence on the financial, technology and professional services sector as part of our tenant base;
•	construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•	construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;
•	expenditure of funds and devotion of management’s time to projects that we do not complete;
•	the unavailability or scarcity of utilities;
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

Acting as a principal may also mean that we pay a contractor before we have been reimbursed, which exposes us to additional risks of collection in the event of a bankruptcy or insolvency. Similarly, a contractor may file for bankruptcy or commit fraud before completing a project that we have funded in part or in full. As part of our project management business, we are responsible for managing various contractors required for a project, including general contractors, in order to ensure that the cost of a project does not exceed the contract amount and that the project is completed on time. In the event that one or more of the contractors involved does not, or cannot, perform as a result of bankruptcy or for another reason, we may be responsible for cost overruns, as well as the consequences of late delivery. In the event that we have not accurately estimated our own costs of providing services under guaranteed cost contracts, we may be exposed to losses on such contracts.

Our development projects may be dependent on strategic alliances with unaffiliated third parties.

We face challenges in managing our strategic alliances. As our development projects become more complex, the need for trust, collaboration, and equitable risk-sharing is essential to the success of these projects. The alliances we engage in are driven by the complementary skills and capabilities of our partners. Despite the diligence performed establishing these alliances, our objectives may not fully align with those of our partners throughout the development project or projects. Disagreements with one or more third parties with whom we partner in the development of one or more of the development components may restrict our ability to act exclusively in our own interests. In addition, failure of one or more third parties with whom we partner to fulfill obligations to us could result in delays and increased costs to us associated with finding a suitable replacement partner. Increased costs could require us to revise or abandon our activities entirely with respect to one or more components of the project and, in such event, we would not recover, and would be required to write-off, costs we had capitalized in development.

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

If tenants do not renew their leases upon expiration, we may be unable to re-lease the space. Even if the tenants do renew their leases or if we can re-lease the space, the terms of renewal or re-leasing (including the cost of required renovations) may be less favorable than the current lease terms. Certain leases grant the tenants an early termination right upon payment of a termination penalty or if we fail to comply with certain material lease terms. Our inability to renew or release spaces and the early termination of certain leases could adversely affect our ability to make distributions to shareholders. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Rollover Risk.”

Competition could limit our ability to lease residential rental properties or increase or maintain rents.

Through our recent development of the FMC Tower and our real estate venture at 1919 Market Street, our contributions from residential real estate have increased. These properties, which include luxury apartments and corporate suites located in Philadelphia, Pennsylvania, compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors may offer a more desirable location or have leasing terms more favorable than those we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given the significant competition in the Philadelphia residential real estate market, we expect our competitors to seek to capitalize on opportunities to purchase undervalued properties in this market and convert them to productive uses. As the supply of rental properties continues to increase, the competition for tenants may intensify, which could adversely affect our operating results and cash flows.

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

Property ownership through real estate joint ventures may limit our ability to act exclusively in our interest.

We develop, acquire, and contribute properties in real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. As of December 31, 2018, we held ownership interests in ten unconsolidated real estate ventures for an aggregate investment balance of $169.1 million. We could become engaged in a dispute with one or more of our real estate venture partners that might affect our ability to operate a jointly-owned property. Moreover, our real estate venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our real estate venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our real estate venture partners or the lenders to our real estate ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests and the value of our investment in the real estate ventures may be affected.

Because real estate is illiquid, we may be unable to sell properties when in our best interest.

Real estate investments generally, and in particular large office and mixed use properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historical rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability, as a REIT, to sell properties that we have held for fewer than two years without potential adverse consequences to us. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.

Mezzanine loan assets involve greater risks of loss than senior loans secured by income-producing properties.

We may from time to time originate mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. Mezzanine loans may involve a higher degree of risk than a senior mortgage secured by real property, because the security for the loan may lose all or substantially all of its value as a result of foreclosure by the senior lender and because it is in second position and there may not be adequate equity in the property. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some of or all our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Certain of these matters are beyond our control and any adverse changes could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.

Changes in tax rates and regulatory requirements may adversely affect our cash flow and results of operations.

Because increases in income and service taxes are generally not passed through to tenants under leases, such increases may adversely affect our cash flow and ability to make expected distributions to shareholders. Our properties are also subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards and could result in a default under some of our tenant leases. Moreover, the costs to comply with any new or different regulations could adversely affect our cash flow and our ability to make distributions to shareholders. We cannot assure you that these requirements will not change or that newly imposed conditions will not require significant expenditures in order to be compliant.

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

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East coast, particularly those in the central business districts of Philadelphia and Washington, DC. To the extent climate change causes variations in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. While we maintain insurance coverage for flooding, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites for a major future event, lost revenue, including from new tenants that could have been added to our properties but for the event, or other costs to remediate the impact of a significant event. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Our use of social media presents risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

We may become subject to litigation, which could have a material and adverse effect on our results of operations, financial condition, cash flow and our ability to pay distributions to our shareholders.

In the future we may become subject to material litigation, including claims relating to our operations, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could materially and adversely impact our financial condition, results of operations, cash flow and ability to pay distributions to our shareholders.

Americans with Disabilities Act compliance could be costly.

The Americans with Disabilities Act of 1990, or the ADA, requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance by us with the ADA or similar or related laws or regulations could result in the imposition on us of governmental fines or in awards of damages against us in favor of private litigants. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our cash flow and ability to make distributions to shareholders.

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

Legislation that modifies the rules applicable to partnership tax audits may affect us.

The Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires our operating partnership and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible, that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.

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

The TCJA significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates and implementing a partial limitation on the deduction for business interest expense. The enactment of the TCJA has not significantly impacted our current tax position and/or REIT status and we estimate, based on currently available information, that it will not result in a significant impact in the future. The impact of the TCJA may differ from our initial assessment, due to, among other things, changes in interpretations, assumptions made and guidance that may be issued and actions we may take as a result of the TCJA. Further, certain changes in law pursuant to the TCJA could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

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

Shareholders are urged to consult with their tax advisors with respect to the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

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

Further, as a result of changes made by the TCJA, like-kind exchanges are only permitted with respect to real property. The changes generally apply to exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date. If a material amount of personal property is associated with the real property that we have disposed of in a like-kind exchange, the like-kind exchange provisions will be less beneficial than under prior law.

Failure to obtain the tax benefits and remain compliant within Qualified Opportunity Zones and Keystone Opportunity Zones may have adverse consequences.

Certain of our Properties have the benefit of governmental tax incentives for development in areas and neighborhoods which have not historically seen robust commercial development. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. We invest heavily in Qualified Opportunity Zones as part of the federal program and Keystone Opportunity Zones in Pennsylvania due to the related tax benefits. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and on our cash flow and net income, and may result in impairment charges. In addition, the failure to remain compliant with such programs may result in significant tax burdens.

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

We are dependent upon our key personnel, particularly Gerard H. Sweeney - President and Chief Executive Officer, Thomas Wirth - Executive Vice President and Chief Financial Officer, Jeffrey DeVuono - Executive Vice President and Senior Managing Director, William Redd – Executive Vice President and Senior Managing Director and George Johnstone - Executive Vice President, Operations. Among the reasons that Messrs. Sweeney, Wirth, DuVuono, Redd and Johnstone are important to our success is that each has a favorable reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors.  If we lost their services, our relationships with lenders, potential tenants and industry personnel could be affected.  We are dependent on our other executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.

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

Limitation imposed by the Maryland Business Combination Law. On May 23, 2018, our shareholders approved our election not to be governed by the Maryland Business Combination Act, or the MBC Act.  Consistent with Maryland law, we will cease to be governed by the MBC Act, effective 18 months after the shareholder vote, or November 23, 2019. Until then, we remain subject to the MBC Act. The MBC Act, subject to limitations, prohibits certain business combinations between a Maryland real estate investment trust and an “interested stockholder” or an affiliate of any interested stockholder for five years following the most recent date on which the person or entity became an interested stockholder, and thereafter imposes two supermajority voting requirements and special appraisal rights for these combinations. The MBC Act defines an “interested stockholder” generally as any person who beneficially owns 10% or more of the voting power of the subject company’s outstanding voting shares or is an affiliate or associate of the subject company and was the beneficial owner of 10% or more of the voting power of the subject company’s outstanding shares at any time within the two-year period immediately prior to the date in question.

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

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a materially adverse effect on our business and operating results, or cause us not to meet our reporting obligations, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Property Acquisitions

On December 19, 2018, we acquired an office property containing 120,559 rentable square feet located at 4516 Seton Center Parkway in Austin, Texas, known as Quarry Lake II, for a gross purchase price of $39.5 million. We capitalized $0.1 million of acquisition-related costs and funded the acquisition with a borrowing of $39.0 million from our unsecured credit facility.

On December 11, 2018, we acquired from DRA, its 50% ownership interest in the DRA Austin Venture for an aggregate purchase price of $535.1 million. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet located in Austin, Texas. The aggregate purchase price includes the carrying amount of our investment in DRA Austin Venture of $14.6 million. At settlement, we assumed $115.5 million of mortgage debt and received a credit at settlement of $130.7 million for a note receivable provided to the DRA Austin Venture on November 1, 2018. This note receivable was used to repay one of DRA Austin Venture’s mortgage loans prior to the December 11, 2018 acquisition date. We also obtained working capital of $24.9 million. Subsequent to receiving cash proceeds of $28.3 million for our promoted interest in the DRA Austin Venture and recognizing a remeasurement gain of $103.8 million, reflected in the caption “Net gain on real estate venture transactions” in our consolidated statements of operations, we funded the acquisition with an aggregate cash payment of $117.3 million. Additionally, the assumed mortgage debt of $115.5 million was repaid at settlement. Both cash payments were funded through borrowings under our unsecured credit facility. We recognized a $28.3 million gain on our promoted interest in the DRA Austin Venture, reflected in the caption “Gain on promoted interest in unconsolidated real estate venture” in our consolidated statements of operations. The gain on promoted interest was based off of the returns earned over the duration of the DRA Austin Venture and the returns were determined based on operating results and real estate valuation of the venture.

We previously accounted for our 50% non-controlling interest in the DRA Austin Venture under the equity method of accounting. As a result of acquiring DRA’s remaining 50% common interest in the DRA Austin Venture, we obtained control of DRA Austin Venture and our existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement.

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

3025 JFK Boulevard and 3001-3003 JFK Boulevard are located within the Schuylkill Yards Project site and represent an additional development site in the University City sub-market of Philadelphia, Pennsylvania. See Item 1., “Developments – Other Development Activities” for additional information.

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

Developments and Redevelopments

We placed into service the following redevelopment properties during the year ended December 31, 2018 (dollars in thousands):

Month Placed In Service	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/Units	Budgeted Costs	Costs Incurred (a)
Dec-18	Redevelopment	500 North Gulph Road	King Of Prussia, PA	1	101,000	$29,700	$27,100	(b)
Oct-18	Redevelopment	11501 Burnet Road - Building 6 (Broadmoor-Building 6)	Austin, TX	1	144,000	34,500	33,700	(c)
		Total		2	245,000	$64,200	$60,800
(a)	Costs incurred were below budget primarily due to construction cost savings.
(b)	Total project costs include $4.5 million of existing property basis.
(c)	Total project costs include $18.5 million of existing property basis.

As of December 31, 2018, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$47,500	(a)	$35,900
Q2 2019	Q2 2020	Redevelopment	The Bulletin Building	Philadelphia, PA	1	283,000	83,100	(b)	44,300
Q2 2018	Q1 2019	Redevelopment	426 W. Lancaster Avenue	Devon, PA	1	56,000	14,900	(c)	8,900
		Total			3	504,000	$145,500		$89,100
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

Total project costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of December 31, 2018, includes $1.2 million related to an $8.0 million funding commitment required through the ground lease. See Item 2., "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(c)	The property was vacated during the third quarter of 2017. The building is currently under renovation. Total project costs include $4.9 million of existing property basis.

In addition to the projects above, as of December 31, 2018, we were proceeding through the development project at Schuylkill Yards in Philadelphia, Pennsylvania and at 4040 Wilson Venture, the unconsolidated real estate venture in which we own a 50% interest, constructing a mixed-use building in Arlington, Virginia. See Item 1., “Business – Developments,” for further information.

Property Sales

We sold the following properties during the year ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale (a)		Occupancy % at Date of Sale
December 21, 2018	Subaru National Training Center	Camden, NJ	Mixed-use	1	83,000	$45,300	$44,877	$2,570	(b)	100.0%
December 20, 2018	Rockpoint Portfolio	Herndon, VA	Office	8	1,293,197	312,000	262,442	397	(c)	85.6%
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	2,000	1,850	(35)		93.7%
Total Dispositions				10	1,414,457	$359,300	$309,169	$2,932

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)

During the second quarter of 2018, Subaru exercised its purchase option under the lease agreement for the Subaru NSTC and the sale occurred during the fourth quarter of 2018. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further discussion of the lease agreement and related revenue recognition.

(c)

On December 20, 2018, we contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in our Metropolitan Washington, D.C. segment, known as the Rockpoint Portfolio, to the Herndon Innovation Center Metro Portfolio Venture, LLC for a gross sales price of $312.0 million. We and our partner own 15% and 85% interests in the Herndon Innovation Center Metro Portfolio Venture, LLC, respectively. The Herndon Innovation Center Metro Portfolio Venture, LLC funded the acquisition with $265.2 million of cash, which was distributed to us at closing. After funding our share of closing costs and working capital contributions of $2.2 million and $0.6 million, respectively, we received $262.4 million of cash proceeds at settlement. We recorded an impairment charge of $56.9 million for the Rockpoint Portfolio during the third quarter of 2018. We recorded a $0.4 million gain on sale, which represents an adjustment to estimated closing costs used to determine the impairment charge in the third quarter of 2018. For further information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

We sold the following land parcels during the year ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,515	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,537

(a)

As of March 31, 2018, we had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required us, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on our consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time we transferred control of the land parcels. As a result, we then recognized the sales of the three land parcels during 2018 and recorded an aggregate $2.8 million gain. During the quarter ended December 31, 2018, we recorded an additional $0.2 million gain. See Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for further discussion of the infrastructure improvements and related revenue recognition.

The sales of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Sale

	Held for Sale Properties
	December 31, 2018
	Pennsylvania Suburbs - Land (a)	Other - Land (a)	Total
ASSETS HELD FOR SALE
Real estate investments:
Land inventory	$4,254	$7,345	$11,599
Total real estate investments	4,254	7,345	11,599
Total assets held for sale, net	$4,254	$7,345	$11,599
(a)

As of December 31, 2018, we determined that the sale of one land parcel in our Pennsylvania Suburbs segment and two land parcels in our Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, there is no impairment. The fair value measurement will be based on the pricing in the purchase and sale agreements.

The disposals of the properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

Properties

As of December 31, 2018, we owned 97 properties that contain an aggregate of approximately 16.8 million net rentable square feet and consist of 88 office properties, four mixed-use properties, one retail property (93 Core Properties), one development property and three redevelopment properties (collectively, the Properties). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2018, the properties, excluding properties under development and redevelopment, were approximately 93.3% occupied by 796 tenants and had an average age of approximately 22.8 years. The office properties are a combination of urban and transit-oriented suburban office buildings containing an average of approximately 177,377 net rentable square feet. The mixed-use properties accommodate a variety of tenant uses, including retail and residential apartment units and a hotel. We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the properties, with policy specifications and insured limits that we believe are adequate.

The following table sets forth information with respect to our Core Properties, including properties classified as held for sale, if applicable, at December 31, 2018:

		Location	State	Year Built/ Renovated	Net Rentable Square Feet	Percentage Leased as of December 31, 2018 (a)	Total Base Rent for the Twelve Months Ended December 31, 2018 (b) (000’s)	Average Annualized Rental Rate as of December 31, 2018 (c)
PENNSYLVANIA SUBURBS SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
150 Radnor Chester Road		Radnor	PA	1983	340,380	79.6%	$10,923	$37.62
201 King of Prussia Road		Radnor	PA	2001	251,434	90.7%	6,802	35.01
555 Lancaster Avenue		Radnor	PA	1973/2006	241,687	98.3%	6,584	30.32
401 Plymouth Road		Plymouth Meeting	PA	2001	204,186	93.6%	6,006	34.62
One Radnor Corporate Center		Radnor	PA	1998	201,874	88.4%	4,777	31.89
101 West Elm Street		W. Conshohocken	PA	1999	173,827	100.0%	4,792	27.36
Five Radnor Corporate Center		Radnor	PA	1998	164,505	73.5%	3,132	36.37
Four Radnor Corporate Center		Radnor	PA	1995	164,464	100.0%	4,579	32.94
660 West Germantown Pike		Plymouth Meeting	PA	1987/2014	161,521	100.0%	4,936	33.32
640 Freedom Business Center	(d)	King Of Prussia	PA	1991	132,000	100.0%	2,654	25.49
52 Swedesford Square		East Whiteland Twp.	PA	1988	131,077	100.0%	3,164	29.61
400 Berwyn Park		Berwyn	PA	1999	124,182	98.0%	3,088	30.21
Metroplex (4000 Chemical Road)		Plymouth Meeting	PA	2007	120,877	85.7%	3,107	33.56
Three Radnor Corporate Center		Radnor	PA	1998	119,087	85.4%	3,248	35.74
Six Tower Bridge (181 Washington Street)		Conshohocken	PA	1999	116,174	96.5%	3,249	28.08
300 Berwyn Park		Berwyn	PA	1989	107,702	83.7%	1,796	25.42
1 West Elm Street		Conshohocken	PA	1999	97,737	100.0%	2,707	29.29
Two Radnor Corporate Center		Radnor	PA	1998	97,576	100.0%	3,021	35.72
620 West Germantown Pike		Plymouth Meeting	PA	1990	90,183	90.9%	1,870	29.31
610 West Germantown Pike		Plymouth Meeting	PA	1987	90,088	84.0%	1,846	27.23
630 West Germantown Pike		Plymouth Meeting	PA	1988	89,870	98.2%	2,079	24.98
600 West Germantown Pike		Plymouth Meeting	PA	1986	89,626	85.4%	2,029	27.73
630 Freedom Business Center	(d)	King Of Prussia	PA	1989	86,683	98.0%	1,548	23.02
1200 Swedesford Road		Berwyn	PA	1994	86,622	69.7%	1,658	28.88
620 Freedom Business Center	(d)	King Of Prussia	PA	1986	86,570	97.1%	1,805	16.09
1050 Westlakes Drive		Berwyn	PA	1984	80,000	100.0%	2,184	27.38
1060 First Avenue	(d)	King Of Prussia	PA	1987	77,718	100.0%	1,755	25.60
1040 First Avenue	(d)	King Of Prussia	PA	1985	75,488	100.0%	1,872	25.63
200 Berwyn Park		Berwyn	PA	1987	75,025	100.0%	1,801	25.01
1020 First Avenue	(d)	King Of Prussia	PA	1984	74,556	100.0%	1,824	24.85
1000 First Avenue	(d)	King Of Prussia	PA	1980	74,139	100.0%	1,720	27.49
130 Radnor Chester Road		Radnor	PA	1983	71,349	100.0%	2,278	37.70
170 Radnor Chester Road		Radnor	PA	1983	68,143	100.0%	2,519	40.19
610 Freedom Business Center	(d)	King Of Prussia	PA	1985	62,991	100.0%	1,307	25.34
1180 Swedesford Road		Berwyn	PA	1987	60,371	78.7%	1,063	26.88
1160 Swedesford Road		Berwyn	PA	1986	60,099	100.0%	1,495	27.86
100 Berwyn Park		Berwyn	PA	1986	57,730	100.0%	1,203	24.69
650 Park Avenue		King Of Prussia	PA	1968/1999	54,338	52.4%	469	19.02
1100 Cassett Road		Berwyn	PA	1997	43,480	100.0%	1,212	31.18
600 Park Avenue		King Of Prussia	PA	1964/2007	39,000	100.0%	234	6.06
200 Radnor Chester Road	(e)	Radnor	PA	2014	17,884	100.0%	799	62.22
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					4,562,243	92.5%	$115,135	$30.26

"RECENTLY COMPLETED/ACQUIRED PROPERTIES"
933 First Avenue		King of Prussia	PA	2017	111,053	100.0%	$3,652	$32.32
500 North Gulph Road		King of Prussia	PA	1979/2018	100,820	100.0%	175	34.16
200 Barr Harbor Drive		W. Conshohocken	PA	1998	86,021	97.6%	2,595	34.18
SUBTOTAL - "RECENTLY COMPLETED/ACQUIRED PROPERTIES"					297,894	99.3%	$6,422	$33.45

SUBTOTAL - PENNSYLVANIA SUBURBS SEGMENT					4,860,137	92.9%	$121,557	$30.46

PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
Three Logan Square (1717 Arch Street)		Philadelphia	PA	1990	1,029,413	98.2%	$26,874	$36.34

Two Commerce Square (2001 Market Street)		Philadelphia	PA	1992	953,276	95.5%	18,702	30.46
One Commerce Square (2005 Market Street)		Philadelphia	PA	1987	942,866	99.8%	17,629	32.85
Cira Centre (2929 Arch Street)		Philadelphia	PA	2005	730,187	96.6%	25,466	38.39
Two Logan Square (100 North 18th Street)	(f)	Philadelphia	PA	1988	708,844	98.8%	17,991	35.00
One Logan Square (130 North 18th Street)		Philadelphia	PA	1989	595,041	99.6%	14,201	35.46
3020 Market Street	(d)	Philadelphia	PA	2008	190,925	100.0%	4,694	27.65
618-634 Market Street	(g), (h)	Philadelphia	PA	1966	15,878	76.1%	253	27.07
Cira Centre South Garage (2930 Chestnut Street)	(g), (i)	Philadelphia	PA	2010	-	0.0%	-	-
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					5,166,430	98.0%	$125,810	$34.27

"RECENTLY COMPLETED/ACQUIRED PROPERTIES"
2929 Walnut Street (FMC Tower at Cira Centre South)	(d), (g), (j)	Philadelphia	PA	2016	625,863	100.0%	$24,497	$47.11
1900 Market Street		Philadelphia	PA	2015	456,922	95.1%	13,545	35.18
3000 Market Street		Philadelphia	PA	1988	58,587	80.8%	1205	36.46
SUBTOTAL - "RECENTLY COMPLETED/ACQUIRED PROPERTIES"					1,141,372	97.1%	$39,247	$42.38

SUBTOTAL - PHILADELPHIA CENTRAL BUSINESS DISTRICT					6,307,802	97.8%	$165,057	$35.68

METROPOLITAN WASHINGTON D.C. SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
1676 International Drive		McLean	VA	1999	299,387	96.1%	$9,987	$40.71
2340 Dulles Corner Boulevard		Herndon	VA	1987	264,405	100.0%	8,441	32.07
1900 Gallows Road		Vienna	VA	1989	210,632	96.5%	5,872	31.57
6600 Rockledge Drive	(d)	Bethesda	MD	1981	160,173	100.0%	4,597	30.42
8260 Greensboro Drive		McLean	VA	1980	158,961	94.2%	3,895	28.72
8521 Leesburg Pike		Vienna	VA	1984	150,897	78.5%	3,453	30.27
2273 Research Boulevard		Rockville	MD	1999	147,689	78.1%	3,085	29.04
2275 Research Boulevard		Rockville	MD	1990	147,650	86.7%	3,637	28.81
2277 Research Boulevard		Rockville	MD	1986	138,095	93.2%	3487	27.86
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					1,677,889	92.7%	$46,454	$32.14

SUBTOTAL - METROPOLITAN WASHINGTON D.C. SEGMENT					1,677,889	92.7%	$46,454	$32.14

AUSTIN, TX SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
11501 Burnet Road - Building 1		Austin	TX	1991	202,850	100.0%	$3,404	$26.73
11501 Burnet Road - Building 5		Austin	TX	1991	199,108	100.0%	3,212	24.69
11501 Burnet Road - Building 3		Austin	TX	1991	198,306	100.0%	3,276	26.04
11501 Burnet Road - Building 2		Austin	TX	1991	143,896	100.0%	3,891	28.15
11501 Burnet Road - Building 4		Austin	TX	1991	142,386	100.0%	2,387	26.31
11501 Burnet Road - Building 8		Austin	TX	1991	81,115	100.0%	744	17.18
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					967,661	100.0%	$16,914	$25.52

"RECENTLY COMPLETED/ACQUIRED PROPERTIES"
1301 South MoPac Expressway		Austin	TX	2001	222,580	100.0%	$280	$36.86
1601 South MoPac Expressway		Austin	TX	2000	195,639	81.0%	219	37.74
1501 South MoPac Expressway		Austin	TX	1999	195,324	100.0%	266	39.51
11305 Four Points Drive		Austin	TX	2008	192,396	94.0%	218	35.10
1221 South MoPac Expressway		Austin	TX	2001	173,302	100.0%	224	38.44
11501 Burnet Road - Building 6		Austin	TX	2018	144,249	98.2%	2,673	28.94
4516 Seton Center Parkway		Austin	TX	1998	120,559	100.0%	87	33.70

6500 River Place Boulevard - Building 2		Austin	TX	2000	114,491	97.5%	115	34.69
6500 River Place Boulevard - Building 3		Austin	TX	2000	113,465	100.0%	119	32.86
6500 River Place Boulevard - Building 4		Austin	TX	2000	87,639	100.0%	90	31.89
6500 River Place Boulevard - Building 1		Austin	TX	2000	76,529	100.0%	86	34.42
6500 River Place Boulevard - Building 7		Austin	TX	2002	69,119	100.0%	81	34.28
6500 River Place Boulevard - Building 5		Austin	TX	2001	67,601	100.0%	86	37.94
6500 River Place Boulevard - Building 6		Austin	TX	2001	62,038	100.0%	65	34.07
SUBTOTAL - "RECENTLY COMPLETED/ACQUIRED PROPERTIES"					1,834,931	97.0%	$4,609	$35.52

SUBTOTAL - AUSTIN, TX SEGMENT					2,802,592	98.1%	$21,523	$31.93

OTHER SEGMENT
"SAME STORE PROPERTY PORTFOLIO"
300 Delaware Avenue		Wilmington	DE	1989	298,071	70.6%	$2,539	$15.86
920 North King Street		Wilmington	DE	1989	203,328	99.8%	3,814	28.16
Main Street - Piazza		Voorhees	NJ	1990	44,708	100.0%	718	22.06
Main Street - Promenade		Voorhees	NJ	1988	31,445	67.7%	223	16.30
7 Foster Avenue		Gibbsboro	NJ	1983	22,158	66.8%	166	17.25
10 Foster Avenue		Gibbsboro	NJ	1983	18,651	95.7%	230	13.04
5 U.S. Avenue	(g)	Gibbsboro	NJ	1987	5,000	100.0%	32	6.37
5 Foster Avenue		Gibbsboro	NJ	1968	2,000	100.0%	-	-
SUBTOTAL - "SAME STORE PROPERTY PORTFOLIO"					625,361	83.0%	$7,722	$20.93

SUBTOTAL - OTHER SEGMENT					625,361	83.0%	$7,722	$20.93

TOTAL CORE PORTFOLIO					16,273,781	95.3%	$362,313	$32.63
(a)	Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2018 at the property by the aggregate net rentable square feet of the property.
(b)

“Total Base Rent” for the twelve months ended December 31, 2018 represents base rents earned during such period, including tenant reimbursements, and excluding parking income, tenant inducements and deferred market rent adjustments.

(c)

“Average Annualized Rental Rate” is calculated by taking the sum of the annualized current base rent as of December 31, 2018 plus the annualized current billable operating expense reimbursements excluding tenant electricity divided by the total square feet occupied as of December 31, 2018.

(d)	These properties are subject to a ground lease with a third party.
(e)	This property is retail.
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

(g)	These properties are mixed-use.
(h)	This is a 330-space parking garage facility that also contains retail space.
(i)	This is a 1,662-space parking garage facility.
(j)	Percentage leased and total base rent represents office component only.

The following table shows information regarding rental rates and lease expirations for the Properties, excluding development and redevelopment properties, at December 31, 2018 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (a)	Final Annualized Base Rent Per Square Foot Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2018 (b)	16	30,981	$940,766	$16.14	0.0%	0.0%
2019	132	935,338	30,564,504	32.68	5.5%	5.5%
2020	146	1,555,990	51,204,068	32.91	9.3%	14.8%
2021	137	1,453,473	47,601,464	32.75	8.6%	23.4%
2022	124	2,194,635	74,176,425	33.80	13.4%	36.8%
2023	97	1,145,793	40,476,491	35.33	7.3%	44.1%
2024	79	1,728,889	62,364,630	36.07	11.3%	55.4%
2025	45	785,384	30,270,785	38.54	5.5%	60.9%
2026	51	1,072,792	38,134,399	35.55	6.9%	67.8%
2027	34	777,899	31,173,618	40.07	5.6%	73.4%
2028	19	720,792	24,945,356	34.61	4.5%	77.9%
2029 and thereafter	50	2,777,897	120,991,428	43.56	22.1%	100.0%
	930	15,179,863	$552,843,933	$36.39	100.0%

(a)

“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(b)

Relates to existing month-to-month tenancy leases and to expired leases, which converted to month-to-month tenancies until a written notice to vacate is provided by us or until a new lease agreement is agreed upon with the tenant. Final Annualized Base Rent Under Expiring Leases includes $0.4 million for which there is no square footage. Leases for which there is no square footage are excluded from the calculation of Final Annualized Base Rent Per Square Foot Expiring Leases.

The following table sets forth information regarding leases at the Properties, excluding development and redevelopment properties, with the largest 20 tenants based upon Annualized Base Rent as of December 31, 2018:

Tenant Name (a)	Number of Leases	Weighted Average Remaining Lease Term Months	Aggregate Leased Square Feet	Percentage of Aggregate Leased Square Feet	Annualized Base Rent (in 000) (b)	Percentage of Aggregate Annualized Base Rent
IBM, Inc.	1	41	839,652	5.5%	$22,346	4.5%
Comcast Corporation	7	41	487,951	3.2%	17,385	3.5%
FMC Corporation	1	162	228,025	1.5%	10,258	2.1%
CSL Behring LLC	6	116	373,263	2.5%	10,239	2.1%
Pepper Hamilton LLP	2	109	285,906	1.9%	9,998	2.0%
Lincoln National Management Co.	1	63	228,447	1.5%	8,484	1.7%
Northrup Grumman Corporation	1	57	254,197	1.7%	8,201	1.7%
KPMG LLP	2	12	189,282	1.2%	8,145	1.6%
Macquarie US	1	19	223,355	1.5%	7,582	1.5%
Dechert LLP	1	25	191,208	1.3%	7,386	1.5%
Independence Blue Cross, LLC	1	184	227,974	1.5%	6,813	1.4%
The Trustees of the University of Pennsylvania	2	167	153,937	1.0%	6,195	1.3%
General Services Administration — U.S. Govt. (c)	6	64	30,092	0.2%	5,739	1.2%
Blank Rome LLP	1	37	196,689	1.3%	5,619	1.1%
Drinker Biddle & Reath LLP	1	130	147,298	1.0%	5,329	1.1%
PricewaterhouseCoopers LLP	1	136	161,450	1.1%	5,224	1.1%
Reliance Standard Life Insurance Company	2	36	147,202	1.0%	4,679	0.9%
VWR Management Services LLC	1	72	149,858	1.0%	4,661	0.9%
Reed Smith LLP	1	135	129,996	0.9%	4,625	0.9%
SHI International Corporation	1	15	110,399	0.7%	4,510	0.9%
Consolidated Total/Weighted Average	40	75	4,756,181	31.5%	$163,418	33.0%

(a)	The identified tenant includes affiliates of the tenant in certain circumstances.
(b)

Annualized Base Rent represents the monthly base rent, including tenant reimbursements, for each lease in effect at December 31, 2018 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(c)	Annualized rent includes $4.7 million related to parking for which there is no square footage included in Aggregate Leased Square Feet.

Real Estate Ventures

As of December 31, 2018, we owned economic interests in ten unconsolidated Real Estate Ventures for an aggregate investment balance of $169.1 million. We formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential, and/or mixed-use properties or to acquire land in anticipation of the possible development of office, residential, and/or mixed-use properties. As of December 31, 2018, six of the real estate ventures owned properties that contain an aggregate of approximately 5.8 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.

We account for our investments in these Real Estate Ventures using the equity method.  For further information regarding Real Estate Ventures, see Note 4, “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

Item 3.	Legal Proceedings

We are involved from time to time in legal proceedings, including tenant disputes, disputes with vendors, employee disputes and disputes arising out of agreements to purchase or sell properties or joint ventures and disputes relating to state and local taxes. We generally consider these disputes to be routine to the conduct of our business and management believes that the final outcome of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 15, 2019, there were 589 holders of record of our common shares and 23 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 15, 2019, the last reported sales price of the common shares on the NYSE was $15.97. The following table sets forth the quarterly high and low sales price per common share reported on the NYSE for the indicated periods and the distributions paid by us with respect to each such period.

For each quarter in 2018 and 2017, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.

In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations, (FFO). See Item 7., “Selected Financial Date – Liquidity,” and Note 7, “Debt Obligations,” to our Consolidated Financial Statements for further details.

Our Board of Trustees has adopted a dividend policy designed such that our quarterly distributions are consistent with our normalized annualized taxable income. On December 6, 2018, our Board declared a quarterly dividend distribution of $0.19 per common share that was paid on January 22, 2019.  Dividends declared for each of the first three quarters of 2018 were in the amount of $0.18 per common share. We expect to make future quarterly distributions to shareholders; however, the timing and amount of future distributions will be at the discretion of our Board and will depend on our actual funds from operations, financial condition and capital requirements and the annual distribution requirements under the REIT provisions of the Code.

The following table provides information as of December 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	964,359	$9.13	6,500,000
Equity compensation plans not approved by security holders	—	—	866,306
Total	964,359	$9.13	7,366,306
(1)

Relates to our Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and 46,667 options awarded prior to the adoption of the 1997 Plan.  Under the 1997 Plan, as amended, the number of common shares remaining available for awards under the 1997 Plan was 7,366,306 as of December 31, 2018.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended 2018, we repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no share repurchases under the program. Repurchases under the program may be made from time to time in our discretion on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended or discontinued at any time without notice.

In 2018, we redeemed 496,928 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $7.0 million.

SHARE PERFORMANCE GRAPH

The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500, (ii) the Russell 2000, (iii) the NAREIT All Equity REIT Index and (iv) the NAREIT Equity Office Index for the period beginning December 31, 2013 and ending December 31, 2018 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2013.

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NAREIT All Equity REIT Index	100.00	128.03	131.64	143.00	155.41	149.12
NAREIT Equity Office Index	100.00	125.86	126.22	142.84	150.33	128.54
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
Brandywine Realty Trust	100.00	118.24	105.44	132.86	152.05	112.42

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Brandywine Realty Trust

(in thousands, except per common share data and number of properties)

Years Ended December 31,	2018	2017	2016	2015	2014
Operating Results
Total revenue	$544,345	$520,493	$525,463	$602,631	$596,982
Income (loss) from continuing operations	137,289	121,859	40,501	(30,740)	6,024
Net income (loss)	137,289	121,859	40,501	(30,740)	6,942
Income (loss) allocated to Common Shares	135,955	115,310	32,950	(37,630)	(274)
Income (loss) from continuing operations per Common Share
Basic	$0.76	$0.66	$0.19	$(0.21)	$(0.01)
Diluted	$0.76	$0.65	$0.19	$(0.21)	$(0.01)
Earnings (loss) per Common Share
Basic	$0.76	$0.66	$0.19	$(0.21)	$-
Diluted	$0.76	$0.65	$0.19	$(0.21)	$-
Cash distributions declared per Common Share	$0.73	$0.66	$0.63	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,364,520	$3,156,687	$3,182,251	$3,225,427	$3,827,826
Total assets	4,098,521	3,995,448	4,099,213	4,554,511	4,835,210
Total indebtedness	2,028,046	1,930,828	2,013,112	2,384,717	2,427,345
Total liabilities	2,265,948	2,148,848	2,215,776	2,602,420	2,675,884
Noncontrolling interest	12,320	17,420	17,093	18,166	18,499
Brandywine Realty Trust’s equity	1,820,253	1,829,180	1,866,344	1,933,925	2,140,827
Other Data
Cash flows from (a):
Operating activities	$227,349	$182,581	$173,800	$197,154	$188,999
Investing activities	(214,506)	79,801	500,910	(166,452)	(270,785)
Financing activities	(193,074)	(253,558)	(536,786)	(231,510)	76,081
Funds from operations (FFO) (b)	247,693	229,219	166,979	261,793	227,662
Property Data
Number of properties owned at year end	97	93	113	179	200
Net rentable square feet owned at year end	16,777	16,412	17,618	23,015	25,083

Brandywine Operating Partnership, L.P.

(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2018	2017	2016	2015	2014
Operating Results
Total revenue	$544,345	$520,493	$525,463	$602,631	$596,982
Income (loss) from continuing operations	137,289	121,859	40,501	(30,740)	6,024
Net income (loss)	137,289	121,859	40,501	(30,740)	6,942
Income (loss) from continuing operations per Common Partnership Unit
Basic	$0.76	$0.66	$0.19	$(0.21)	$(0.01)
Diluted	$0.76	$0.65	$0.19	$(0.21)	$(0.01)
Income (loss) per Common Partnership Unit
Basic	$0.76	$0.66	$0.19	$(0.21)	$-
Diluted	$0.76	$0.65	$0.19	$(0.21)	$-
Cash distributions declared per Common Partnership Unit	$0.73	$0.66	$0.63	$0.60	$0.60
Balance Sheet Data
Real estate investments, net of accumulated depreciation	$3,364,520	$3,156,687	$3,182,251	$3,225,427	$3,827,826
Total assets	4,098,521	3,995,448	4,099,213	4,554,511	4,835,210
Total indebtedness	2,028,046	1,930,828	2,013,112	2,384,717	2,427,345
Total liabilities	2,265,948	2,148,848	2,215,776	2,602,420	2,675,884
Redeemable limited partnership units	12,520	26,918	23,795	22,114	24,571
Brandywine Operating Partnership’s equity	1,817,861	1,817,467	1,857,492	1,927,945	2,133,745
Noncontrolling interest	2,192	2,215	2,150	2,032	1,010
Other Data
Cash flows from (a):
Operating activities	$227,349	$182,581	$173,800	$197,154	$188,999
Investing activities	(214,506)	79,801	500,910	(166,452)	(270,785)
Financing activities	(193,074)	(253,558)	(536,786)	(231,510)	76,081
Funds from operations (FFO) (b)	247,693	229,219	166,979	261,793	227,662
Property Data
Number of properties owned at year end	97	93	113	179	200
Net rentable square feet owned at year end	16,777	16,412	17,618	23,015	25,083

(a)

During the first quarter of 2018, we adopted Financial Accounting Standards Board (the “FASB”) ASU No. 2016-18, Restricted Cash a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”), which required us to reclassify restricted cash balances to be included with cash and cash equivalents balances as of the beginning and end of each period presented in the consolidated statements of cash flows. There was no other impact from the adoption of this guidance.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations.  “See “Forward-Looking Statements” immediately before Part I of this report.

OVERVIEW

We are a self-administered and self-managed REIT that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, residential, retail and mixed-use properties. As of December 31, 2018, we owned 97 properties that contained an aggregate of approximately 16.8 million net rentable square feet (collectively, the Properties). Our core portfolio of operating properties, as of December 31, 2018, excludes one development property and three redevelopment properties under construction or committed for construction (collectively, the Core Properties). The Properties were comprised of the following as of December 31, 2018:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	88	15,609,156
Mixed-use properties	4	646,741
Retail property	1	17,884
Core Properties	93	16,273,781	93.3%	95.3%
Development property	1	164,818
Redevelopment properties	3	338,650
The Properties	97	16,777,249

In addition, as of December 31, 2018, we owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), six of which own properties that contain an aggregate of approximately 5.8 million net rentable square feet of office space; two of which own, in aggregate, 1.4 acres of land held for development; one that owns 1.3 acres in active development; and one that owns a residential tower that contains 321 apartment units.

In addition to our Properties, as of December 31, 2018, we owned land held for development, comprised of 237.4 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2018, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.3 million square feet, of which 0.4 million square feet relates to 37.9 acres held for sale. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of December 31, 2018, the management company subsidiaries were managing properties containing an aggregate of approximately 24.8 million net rentable square feet, of which approximately 16.8 million net rentable square feet related to Properties that we own and consolidate and approximately 8.0 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the rentable area. We do not have any foreign operations and our business is not seasonal. Our operations are not dependent on a single tenant or a few tenants and no single tenant accounted for more than 10% of our total 2018 revenue.

During the twelve months ended December 31, 2018, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.

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

The following highlights our financial results for the year ended December 31, 2018:

•	Net income available to common shareholders increased by $20.7 million to $136.0 million for the year ended December 31, 2018, as compared to the corresponding period in 2017.
•

Funds from operations available to common share and unit holders (“FFO”), a non-GAAP financial measure, increased to $247.7 million or $1.37 per diluted share for the year ended December 31, 2018, from $229.2 million or $1.29 per diluted share for the year ended December 31, 2017 (see additional disclosure in the “Funds From Operations (FFO)” section below).

•

Same Store net operating income, a non-GAAP financial measure, decreased 2.2% for the year ended December 31, 2018, as compared to the corresponding period in 2017 (see additional disclosure on Same Store net operating income in  “Results of Operations” section below).

•	Core Occupancy increased from 92.9% at December 31, 2017, to 93.3% at December 31, 2018.
•	We increased our quarterly dividend from $0.18 to $0.19 per share for a 5.6% annualized increase.
•

We used liquidity generated from additional net sales activity to opportunistically repurchase over 1.7 million common shares at a weighted-average price of $12.64 per share which is well below our current net asset value.

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

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during 2019 and possibly beyond as the current economic climate may negatively impact tenants.

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

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2018:

	Year Ended December 31,
	2018	2017
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	16,273,781	15,583,466
Occupancy percentage (end of period)	93.3%	92.9%
Average occupancy percentage	92.9%	91.9%
Total Portfolio, less properties in development (2):
Retention rate	72.6%	74.9%
New leases and expansions commenced (square feet)	708,218	876,729
Leases renewed (square feet)	846,313	1,248,080
Net absorption (square feet)	(2,863)	43,669
Percentage change in rental rates per square feet (3):
New and expansion rental rates	24.3%	15.4%
Renewal rental rates	7.5%	4.5%
Combined rental rates	12.9%	6.7%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$4.93	$4.14
Tenant Improvements (per square feet)	$15.76	$11.04
Weighted average lease term (years)	6.5	7.3
Total capital per square foot per lease year	$2.68	$1.89

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk:

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 7.1% of our aggregate final annualized base rents as of December 31, 2018 (representing approximately 7.4% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2019. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk:

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $12.9 million or 6.6% of total receivables (including accrued rent receivable) as of December 31, 2018 compared to $17.1 million or 8.4% of total receivables (including accrued rent receivable) as of December 31, 2017.

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

As of December 31, 2018, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q4 2017	Q1 2019	Development	Four Points Building 3	Austin, TX	1	165,000	$47,500	(a)	$35,900
Q2 2019	Q2 2020	Redevelopment	The Bulletin Building	Philadelphia, PA	1	283,000	83,100	(b)	44,300
Q2 2018	Q1 2019	Redevelopment	426 W. Lancaster Avenue	Devon, PA	1	56,000	14,900	(c)	8,900
		Total			3	504,000	$145,500		$89,100
(a)	The project is pre-leased to a single tenant. Total estimated costs include $2.1 million of land basis existing at project inception.
(b)

Total project costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of December 31, 2018, includes $1.2 million related to an $8.0 million funding commitment required through the ground lease. See below in Item 7., "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(c)	The property was vacated during the third quarter of 2017. Current plans are to renovate this building. Total project costs include $4.9 million of existing property basis.

Other Development Services

In addition to the projects above, as of December 31, 2018, we were engaged in the development of the projects at Schuylkill Yards in Philadelphia, Pennsylvania and at 4040 Wilson Venture, the unconsolidated real estate venture in which we own a 50% interest, constructing a mixed-use building in Arlington, Virginia. See Item 1., “Business – Developments,” for further information.

Land Holdings

As of December 31, 2018, we owned approximately 237.4 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates. As of December 31, 2018, the total potential development that these land parcels could support, under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.3 million square feet, of which 0.4 million square feet relates to 37.9 acres held for sale.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management believes the accounting policies included in Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

RESULTS OF OPERATIONS

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is defined as total revenue less property operating expenses, real estate taxes and third party management expenses.  Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 17, “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 17, “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 73 properties containing an aggregate of approximately 13.0 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2018 and 2017. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2017 and owned through December 31, 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2017 or disposed prior to December 31, 2018. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2018 and 2017) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Same Store Property Portfolio was reduced by the disposition on June 21, 2018 of 20 East Clementon Road, an office property in Gibbsboro, New Jersey, containing 38,260 rentable square feet. Additionally, The Lift at Juniper Street, a parking garage containing no rentable square feet, was removed from the Same Store Property Portfolio and placed into redevelopment and eight properties containing 1,293,197 rentable square feet, located in Herndon, Virginia were sold. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2017, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2017. The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2018	2017	Increase/ (Decrease)	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)
Revenue:
Cash rents	$327,221	$321,887	$5,334	$53,068	$17,270	$1,817	$1,082	$32,199	$40,570	$414,305	$380,809	$33,496
Straight-line rents	1,187	7,066	(5,879)	10,124	21,449	1,887	102	(191)	(163)	13,007	28,454	(15,447)
Above/below market rent amortization	1,628	2,694	(1,066)	700	123	1,016	254	-	(1)	3,344	3,070	274
Total rents	330,036	331,647	(1,611)	63,892	38,842	4,720	1,438	32,008	40,406	430,656	412,333	18,323
Tenant reimbursements	68,073	64,389	3,684	11,009	4,280	2,327	516	1,216	3,435	82,625	72,620	10,005
Termination fees	1,763	1,893	(130)	-	466	-	-	-	11	1,763	2,370	(607)
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	22,557	28,345	22,557	28,345	(5,788)
Other	1,617	1,803	(186)	3,290	1,504	9	32	1,828	1,486	6,744	4,825	1,919
Total revenue	401,489	399,732	1,757	78,191	45,092	7,056	1,986	57,609	73,683	544,345	520,493	23,852
Property operating expenses (d)	118,776	116,704	(2,072)	25,663	18,503	3,200	1,133	7,133	14,495	154,772	150,835	(3,937)
Real estate taxes	40,903	35,759	(5,144)	3,627	1,517	875	340	5,936	7,588	51,341	45,204	(6,137)
Third party management expenses	-	-	-	-	-	-	-	11,910	9,960	11,910	9,960	(1,950)
Net operating income	241,810	247,269	(5,459)	48,901	25,072	2,981	513	32,630	41,640	326,322	314,494	11,828
Depreciation and amortization	126,563	132,483	5,920	30,741	21,923	3,768	4,692	13,187	20,259	174,259	179,357	5,098
General & administrative expenses	-	-	-	-	-	-	-	27,802	28,538	27,802	28,538	736
Provision for impairment (e)	-	-	-	-	-	-	-	71,707	3,057	71,707	3,057	(68,650)
Net gain on disposition of real estate										(2,932)	(31,657)	(28,725)
Net gain on sale of undepreciated real estate										(3,040)	(953)	2,087
Operating income (loss)	$115,247	$114,786	$461	$18,160	$3,149	$(787)	$(4,179)	$(80,066)	$(10,214)	$58,526	$136,152	$(77,626)
Number of properties	73	73		20		4				97
Square feet	13,000	13,000		3,274		503				16,777
Core Occupancy % (f)	93.2%	93.6%		93.6%
Other Income (Expense):
Interest income										4,703	1,113	3,590
Interest expense										(78,199)	(81,886)	3,687
Interest expense — Deferred financing costs										(2,498)	(2,435)	(63)
Equity in loss of Real Estate Ventures										(15,231)	(8,306)	(6,925)
Net gain on real estate venture transactions										142,233	80,526	61,707
Gain on promoted interest in unconsolidated real estate venture										28,283	-	28,283
Loss on early extinguishment of debt										(105)	(3,933)	3,828
Income tax (provision) benefit										(423)	628	(1,051)
Net income										$137,289	$121,859	$15,430
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.76	$0.66	$0.10

EXPLANATORY NOTES

(a)	Results include: five properties recently completed, and 15 acquisitions.
(b)	Results include: one development and three redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/ (Eliminations) also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)

Same Store Property Portfolio results exclude $1.6 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, of bad debt expense related to periods prior to January 1, 2017, associated with a tenant in the Philadelphia CBD segment. This is presented in Other (Eliminations).

(e)	Impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).
(f)	Pertains to Core Properties (i.e. not under development or redevelopment).

Total Revenue

Cash rents from the Total Portfolio increased by $33.5 million from 2017 to 2018, primarily attributable to:

•

$35.8 million increase from Recently Completed/Acquired Properties primarily related to the expiration of free rent periods for tenants within the FMC Tower, as well as cash rent received from the DRA Austin Venture properties that we acquired during the fourth quarter of 2018;

•	$5.3 million increase in the Same Store Property Portfolio due to positive cash rent growth and free rent converting to cash rent, primarily in the Philadelphia CBD segment; and
•	$0.7 million increase from Development/Redevelopment Properties, primarily attributable to The Bulletin Building, an office property acquired during the fourth quarter of 2017

The increase of $41.8 million in total revenue was offset by an $8.3 million decrease due to the disposition of 30 properties during 2017 and 2018 (the “2017 and 2018 Dispositions”).

Straight-line rents decreased by $15.4 million from free rent converting to cash rent from 2017 to 2018, of which $11.3 million related to Recently Completed/Acquired Properties, primarily the FMC Tower, which is located in the Philadelphia CBD segment and $5.9 million in the Same Store Property Portfolio, primarily the Philadelphia CBD segment. These decreases were offset by a $1.8 million increase from Development/Redevelopment Properties, primarily related to The Bulletin Building, which was acquired during the fourth quarter of 2017.

Tenant reimbursements from the Total Portfolio increased $10.0 million from 2017 to 2018, due to an increase of $6.7 million from Recently Completed/Acquired Properties due to the expiration of free rent periods for tenants within the FMC Tower and the acquisition of the DRA Austin venture properties, an increase of $3.7 million in the Same Store Property Portfolio, primarily due to increased operating costs at our Philadelphia CBD segment and Austin, Texas segment, and a $1.8 million increase from Development/Redevelopment Properties, relating to The Bulletin Building, which was acquired during the fourth quarter of 2017. These increases were partially offset by a decrease of $2.2 million from the 2017 and 2018 Dispositions.

Termination fees decreased $0.6 million from 2017 to 2018, due to the timing and volume of early tenant move-outs during 2018 when compared to 2017.

Third party management fees, labor reimbursement and leasing income decreased $5.8 million from 2017 to 2018, due primarily to decreases in third party management and development fees. The decreases include $5.2 million of construction management fees related to the Subaru Headquarters development, which was substantially complete as of December 31, 2017, $2.9 million of third party management fees relates to the sale of the properties within the Austin Venture and $0.5 million related to the fourth quarter of 2018 sale of three office properties and the third quarter of 2017 sale of one office property held by our BDN – AI Venture. These decreases were offset by a $2.8 million increase in construction management fees, primarily relating to the MAP Venture.

Other income at our Total Portfolio increased by $1.9 million from 2017 to 2018, which was primarily related to restaurant income from Walnut Street Café at the FMC Tower, which was placed into service at the end of the second quarter of 2017.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $3.9 million from 2017 to 2018, of which $7.2 million relates to Recently Completed/Acquired Properties, primarily from the FMC Tower, which was fully placed into service during the second quarter of 2017, as well as the twelve properties acquired from the DRA Austin venture during the fourth quarter of 2018. An additional increase of $0.6 million is due to marketing costs relating to business development efforts and costs associated with parking operations, both within our Philadelphia CBD segment. Development/Redevelopment Properties increased $2.1 million, primarily because of The Bulletin Building, which was acquired during the fourth quarter of 2017 and immediately placed into redevelopment. The Same Store Portfolio increased $2.1 million, primarily related to our Philadelphia CBD segment. These increases were partially offset by a $4.9 million decrease related to the 2017 and 2018 Dispositions, a $1.9 million decrease due to the write-off of a prior period straight line rent receivable related to an early termination, $0.7 million in salary expense reductions relating from the sale of properties from unconsolidated real estate ventures that we manage and a $0.5 million reduction in development salary due to increased capitalization at our development/redevelopment projects.

Real Estate Taxes

Real estate taxes across our Total Portfolio increased by $6.1 million from 2017 to 2018, of which $5.1 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, $2.1 million related to Recently Completed/Acquired Properties and $0.5 million related to Development/Redevelopment Properties. These increases were partially offset by decreases of $1.6 million from the 2017 and 2018 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense decreased by $5.1 million from 2017 to 2018, of which $8.8 million relates to an increase in depreciation expense from Recently Completed/Acquired Properties, primarily due to the acquisition of our partner’s 50% ownership interest in the twelve remaining properties within our DRA Austin venture during the fourth quarter of 2018, the office component of FMC Tower being fully placed into service during the second quarter of 2017 as well as Four Tower Bridge, which was acquired in January 2018. This increase was offset by a $6.3 million decrease relating to the 2017 and 2018 Dispositions, a $5.9 million decrease to fully amortized intangible assets at the Same Store Property Portfolio, which is directly attributable to a reduction in intangible asset amortization related to the Broadmoor portfolio, located in our Austin, Texas segment which was acquired during the second quarter of 2015, a $0.9 decrease from Development/Redevelopment Properties and a $0.8 million decrease related to assets in our Other segment that were fully depreciated during the third quarter of 2017.

General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased by $0.7 million from 2017 to 2018, due to a $1.6 million decrease in professional fees, offset by a $0.9 million increase in payroll related costs in 2018.

Provision for Impairment

During 2018, we recognized a provision for impairment of $71.7 million which consists of the following:

•	$56.9 million impairment charge related to the disposition of eight office properties in our Metropolitan Washington, D.C. segment; and
•	$14.8 million held for use impairment charge on an office property in our Metropolitan Washington, D.C. segment.

During 2017, we recognized a provision for impairment of $3.1 million consisting of the following:

•	$0.3 million impairment charge recorded related to one land parcel consisting of 50 acres in our Other Segment;
•

$1.7 million of additional impairment charges recorded related to three office properties located in our Metropolitan Washington D.C. Segment. This impairment charge was a result of a purchase price adjustment that occurred subsequent to recording a $3.0 million impairment charge related to these three properties during the year ended December 31, 2016; and

•	$1.0 million held for use impairment charge recorded related to four properties in our Other Segment during the quarter ended March 31, 2017.

See Note 3, "Real Estate Investments," to our Consolidated Financial Statements for further information related to these impairments.

Net Gain on Disposition of Real Estate

The $3.0 million gain on disposition of real estate for 2018 resulted from the following sales transactions:

•	$2.6 million on the sale of the Subaru NTSC, located in Camden, New Jersey; and
•	$0.4 million on the sale of eight properties in our Metropolitan Washington, D.C. segment

These gains were partially offset by an immaterial loss from the disposition of the office property at 20 East Clementon Road, in Gibbsboro, New Jersey.

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

Net Gain on Sale of Undepreciated Real Estate

The gain of $3.0 million recognized during 2018 primarily resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.

The gain of $1.0 million recognized during 2017 resulted from the dispositions of Bishop’s Gate land and 50 E. Swedesford Square, which generated gains of $0.1 million and $0.9 million, respectively.

Interest Expense

The $3.7 million decrease in interest expense from 2017 to 2018 was primarily due to the following;

•	$15.6 million decrease related to the early retirement of the 2018 Unsecured Notes during the fourth quarter of 2017;
•	$5.7 million decrease related to the repayment of the 2017 Unsecured Notes on May 1, 2017; and
•

$1.6 million decrease related to interest expense incurred related to the Credit Facility, due to decreased borrowings during the year ended December 31, 2018 compared the year ended December 31, 2017.

The $22.9 million of decreases in interest expense described above were offset by the following;

•	$15.9 million increase related to the issuance of the 2027 Unsecured Notes on November 17, 2017;
•	$3.0 million increase related to the issuance of an additional $100.0 million of 2023 Unsecured Notes on November 17, 2017; and
•	$0.3 million increase in variable interest expense related to our Trust Indenture IA compared to the year ended December 31, 2017.

Equity in Loss of Real Estate Ventures

The increase in equity in loss of Real Estate Ventures of $6.9 million from 2017 to 2018 is primarily due to the following:

•

$2.6 million increase in equity in income incurred at the DRA Austin venture, primarily driven by reductions in interest expense and depreciation related to the sale of properties within the venture during the third quarter of 2017;

•

$1.2 million decrease in equity in losses incurred at the MAP Venture, primarily driven by a decrease in interest expense due to the refinancing of its third party debt, on August 1, 2018, which resulted in a 380 basis point decrease in the borrowing spread over LIBOR;

•

$4.1 million other than temporary impairment charge at the BDN – AI Venture during the fourth quarter of 2018 compared to a $4.8 million due to an other than temporary impairment charge at the BDN – AI Venture during the third quarter of 2017; and

•

$0.4 million increase in equity in income at 1919 Market Street Venture due to savings on interest expense related to the repayment of $88.6 million in principal on its construction loan with a mortgage loan provided by the venture’s partners which bears interest at a lower rate, during the second quarter of 2018.

These decreases were offset by $10.4 million related to our share of an impairment charge taken on two properties at the BDN – AI Venture during the fourth quarter of 2018, $0.8 million decrease from the sale of the evo at Cira Venture during the first quarter of 2018, a $0.5 million decrease from the Four and Seven Tower Bridge transaction, which resulted in the acquisition of the office property held by the Four Tower Bridge Venture, during the first quarter of 2018, and a decrease of $0.1 million resulting from the sale of the Parc at Plymouth Venture in 2017.

Net Gain from Real Estate Venture Transactions

The $142.2 million net gain from Real Estate Venture transactions during 2018 relates to the following:

•	$103.8 million gain from the acquisition of the remaining properties with the DRA Austin venture;
•	$25.7 million gain from the sale of the evo at Cira Centre South Venture;
•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture; and
•	$1.1 million gain from the sale of BDN – AI Venture’s Station Square properties.

Gain on promoted interest in unconsolidated real estate venture

During 2018 there was a gain on promoted interest in an unconsolidated real estate venture of $28.3 resulting from the acquisition of the remaining DRA Austin venture properties. See Item 2., “Properties - Property Acquisitions,” for further information.

There was no comparable activity during 2017.

Loss on Early Extinguishment of Debt

During 2018, we repaid mortgage debt on properties included in the DRA Austin acquisition, which resulted in a net loss on early extinguishment of debt of $0.1 million.

During 2017, we repurchased $325.0 million of our 4.95% Guaranteed Notes due 2018, which resulted in a net loss on early extinguishment of debt of $3.9 million.

Net Income

Net income increased by $15.4 million from 2017 to 2018 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.76 during 2018 as compared to net income per share of $0.65 during 2017 as a result of the factors described above.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 83 properties containing an aggregate of approximately 14.3 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2017 and 2016. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2016 and owned through December 31, 2017. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2016 or disposed prior to December 31, 2017. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the twelve-month periods ended December 31, 2017 and 2016) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the twelve-month periods ended December 31, 2017 and 2016.

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

The Total Portfolio net income (loss) presented in the table is equal to the net income (loss) of the Parent Company and the Operating Partnership.

Comparison of Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2017	2016	Increase/ (Decrease)	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)
Revenue:
Cash rents	$355,773	$337,993	$17,780	$10,803	$6,752	$7,471	$2,207	$6,762	$38,949	$380,809	$385,901	$(5,092)
Straight-line rents	7,250	20,774	(13,524)	21,158	8,378	392	(34)	(347)	(43)	28,453	29,075	(622)
Above/below market rent amortization	2,694	6,648	(3,954)	123	(351)	254	232	-	-	3,071	6,529	(3,458)
Total rents	365,717	365,415	302	32,084	14,779	8,117	2,405	6,415	38,906	412,333	421,505	(9,172)
Tenant reimbursements	66,124	61,747	4,377	4,154	1,071	642	400	1,700	7,411	72,620	70,629	1,991
Termination fees	1,893	660	1,233	466	1,619	-	-	11	60	2,370	2,339	31
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	28,345	26,674	28,345	26,674	1,671
Other	2,056	1,744	312	57	27	1,448	107	1,264	2,438	4,825	4,316	509
Total revenue	435,790	429,566	6,224	36,761	17,496	10,207	2,912	37,735	75,489	520,493	525,463	(4,970)
Property operating expenses (d)	126,463	124,154	(2,309)	10,394	5,917	8,955	1,855	5,023	21,000	150,835	152,926	2,091
Real estate taxes	39,928	39,061	(867)	899	707	932	343	3,445	6,141	45,204	46,252	1,048
Third party management expenses	-	-	-	-	-	-	-	9,960	10,270	9,960	10,270	310
Net operating income	269,399	266,351	3,048	25,468	10,872	320	714	19,307	38,078	314,494	316,015	(1,521)
Depreciation and amortization	152,135	166,614	14,479	16,505	8,865	6,463	1,922	4,254	12,275	179,357	189,676	10,319
General & administrative expenses	-	-	-	-	-	-	-	28,538	26,596	28,538	26,596	(1,942)
Provision for impairment (e)	-	-	-	-	-	-	-	3,057	40,517	3,057	40,517	37,460
Net gain on sale of disposition of real estate										(31,657)	(116,983)	(85,326)
Net gain on sale of undepreciated real estate										(953)	(9,232)	(8,279)
Operating income (loss)	$117,264	$99,737	$17,527	$8,963	$2,007	$(6,143)	$(1,208)	$(16,542)	$(41,310)	$136,152	$185,441	$(49,289)
Number of properties	83	83		4		6				93
Square feet	14,331	14,331		1,253		829				16,413
Core Occupancy % (f)	93.2%	94.8%		89.3%
Other Income (Expense):
Interest income										1,113	1,236	(123)
Interest expense										(81,886)	(84,708)	2,822
Interest expense — Deferred financing costs										(2,435)	(2,696)	261
Interest expense —Financing obligation										-	(679)	679
Equity in loss of real estate ventures										(8,306)	(11,503)	3,197
Net gain on real estate venture transactions										80,526	20,000	60,526
Loss on early extinguishment of debt										(3,933)	(66,590)	62,657
Income tax benefit										628	-	628
Net income										$121,859	$40,501	$81,358
Net income attributable to Common Shareholders of Brandywine Realty Trust - fully diluted										$0.65	$0.19	$0.46

EXPLANATORY NOTES

(a)	Results include: four properties completed/acquired and placed in service.
(b)	Results include: two developments, four redevelopments and the residential and retail components the FMC Tower (not included in the property count).
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, the parking operations of pre-development projects and provisions for impairment. It also includes properties sold, none of which qualify as discontinued operations, and properties classified as held for sale.

(d)

Same Store Property Portfolio results exclude $0.4 million, for the year ended December 31, 2017, of bad debt expense related to periods prior to January 1, 2017, associated with a tenant in the Philadelphia CBD segment. This is presented in Other (Eliminations).

(e)

Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations). See Note 3, “Real Estate Investments” to our Consolidated Financial Statements for further information.

(f)	Pertains to properties that are part of our core portfolio (i.e., not under development or redevelopment).

Total Revenue

Cash rents from the Total Portfolio decreased by $5.1 million from 2016 to 2017, primarily attributable to:

•	$31.5 million decrease from the disposition of 88 properties disposed of between January 1, 2016 and December 31, 2017 (the “2016 and 2017 Dispositions”);
•	$0.6 million decrease from properties taken out of service; and
•	$0.2 million decrease from the parking operations at 2100 Market Street in Philadelphia, Pennsylvania; offset by,
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

Property Operating Expenses

Property operating expenses across our Total Portfolio decreased $2.1 million from 2016 to 2017, reflecting decreases of $15.3 million primarily relating to the 2016 and 2017 Dispositions and $0.7 million primarily relating to deconsolidation of 3141 Fairview Park Drive to the BDN – AI Venture during 2016. These decreases were partially offset by increases of $7.1 million from Development/Redevelopment Properties, primarily relating to the residential component of the FMC Tower being placed into service during the first quarter of 2017, $4.5 million from Recently Completed/Acquired Properties and $2.3 million from Same Store Properties, primarily relating to repairs and maintenance in the Austin, Texas Segment.

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

See Note 3, "Real Estate Investments," to our Consolidated Financial Statements for further information related to these impairments.

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

Interest Expense – Financing Obligation

The decrease in interest expense – financing obligation of $0.7 million is due to the deconsolidation of 3141 Fairview Park Drive to the BDN – AI Venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.

Equity in Loss of Real Estate Ventures

The decrease in equity in loss of Real Estate Ventures of $3.2 million from 2016 to 2017 is primarily due to the following:

•

$1.4 million decrease at BDN – AI Venture due to a reduction of $0.4 million of impairment charges, of which $4.8 million relates to the other-than-temporary impairment charge to our investment recorded in 2017 compared to a $5.2 million impairment charge on the Station Square portfolio, representing our share of the venture-level impairment, in 2016, and $1.0 million increase from operations, primarily related to an increase in occupancy at 7101 Wisconsin Avenue;

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

As of December 31, 2018, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities and selective property sales. Rental revenue, expense recoveries from tenants, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2019 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of December 31, 2018, we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2018, amounted to $323.0 million and $1,721.1 million, respectively.

Capital Market/Debt Transactions

The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. On January 10, 2017, we entered into a continuous offering program (the “Offering Program”), under which we may sell up to an aggregate of 16,000,000 common shares until January 10, 2020 in at-the-market offerings. During 2018 and 2017, we issued 23,311 and 2,858,991 common shares under the Offering Program at weighted average prices per share of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. As of December 31, 2018, 13,117,698 common shares remained available for issuance under the Offering Program.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended 2018, we repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no share repurchases under the program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity.  During 2018, we sold 19.7 acres of land as well as nine office properties and one mixed use property for aggregate net cash proceeds of $14.9 million and $309.2 million, respectively. Also during 2018, we sold our entire 50% partnership interest in an unconsolidated real estate venture for net cash proceeds of $43.0 million, and an unconsolidated real estate venture in which we hold a 50% interest completed the sale of three office properties for a gross sales price of $107.0 million, resulting in a distribution of $17.4 million net cash proceeds to us.

Our primary uses of capital will be to fund the completion of our current development and redevelopment projects. With approximately $22.8 million of cash and cash equivalents and $505.6 million of available borrowings under our Credit Facility, net of $1.9 million in letters of credit outstanding as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under our Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2018 and 2017, we maintained cash and cash equivalents and restricted cash of $23.2 million and $203.4 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,
Activity	2018	2017	2016
Operating	$227,349	$182,581	$173,800
Investing	(214,506)	79,801	500,910
Financing	(193,074)	(253,558)	(536,786)
Net cash flows	$(180,231)	$8,824	$137,924

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.

The net increase of $44.8 million in cash from operating activities during 2018 compared to 2017 is primarily due to free rent periods ending in our Philadelphia CBD segment.

The net decrease of $294.3 million in cash from investing activities during 2018 compared to 2017 primarily relates to property portfolio repositioning efforts, which occurred during the fourth quarter of 2018. Quantitatively, the decrease resulted from the following:

•

$175.1 million decrease from the 2018 issuances of a $130.7 million note to the DRA Austin Venture used to repay mortgage debt, at closing, related to the properties we acquired from the DRA Austin Venture and a $44.4 million mortgage loan to 1919 Ventures;

•

$124.1 million increase in acquisitions from the 2018 purchases of Quarry Lake II in Austin, Texas, the remaining twelve properties with the DRA Austin Venture, and 3001-3003 JFK Boulevard and 3025 JFK Boulevard in Philadelphia, Pennsylvania compared to the purchase of The Bulletin Building and 3000 Market Street, both in Philadelphia, Pennsylvania, and a deferred payment on the acquisition of 2100 Market Street in Philadelphia, Pennsylvania during 2017;

•

$85.1 million decrease in proceeds from real estate venture sales as a result of the proceeds of $43.0 million from the sale of the evo at Cira Centre South Venture and $17.3 million related to the sale of Station Square from the BDN – AI Venture during 2018 compared to $86.4 million in net proceeds from the sale of five portfolios from the DRA Austin Venture, $27.2 million in proceeds from the sale of our interest in the Parc at Plymouth Meeting from TB-BDN Plymouth Apartments, L.P. and $31.8 million from the sale of 7101 Wisconsin Avenue from the BDN – AI Venture;

•

$50.4 million decrease in cash from increased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects;

•	$14.3 million decrease in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income;
•

$8.8 million decrease primarily from deposits for real estate relating to our ability to increase project density at certain of the development sites within Schuylkill Yards (See Note 3, “Real Estate Investments” to our Consolidated Financial Statements for further details); and

•	$0.8 million increase in leasing costs due to the timing of leasing activity.

The decrease in cash provided by investing activities was primarily offset by the following:

•	$152.2 million increase in net proceeds from the disposition of ten properties and two land parcels during compared to the sale of 20 properties and five land parcels during 2017;
•	$5.7 million decrease in investment in unconsolidated Real Estate Ventures;
•	$5.7 million increase in escrowed cash due to timing of payments;

•	$0.4 million increase in receipts related to advances made for the purchase of tenant assets, net of repayments; and
•	$0.3 million increase from the repayment of a capital lease, related to the disposition of the Subaru NSTC.

The net decrease of $60.5 million in cash used in financing activities during 2018 compared to 2017 is attributed to the following:

•

$628.6 million decrease resulting from the repayments of the unsecured notes, as we repaid $328.6 million for the principal balance and prepayment penalties on the 4.95% Guaranteed Notes due 2018 and $300.0 million for the entire principal balance of the unsecured 5.70% Guaranteed Notes upon maturity on May 1, 2017, with no comparable repayments during 2018;

•	$100.0 million from the redemption of our outstanding 6.900% Series E Preferred Shares at par during 2017;
•	$92.5 million increase in net repayments under the unsecured revolving credit facility during 2018 compared to 2017; and
•	$1.3 million decrease in deferred finance costs paid in 2018 compared to 2017.

The decreases of $822.4 million in cash used in financing activities was offset by $762.0 million related to the following;

•

$550.1 million decrease resulting from the issuance of the $450.0 million 3.95% Guaranteed Notes due 2027 and an additional $100.0 million issued under the 3.95% Guaranteed Notes Due 2023, both on November 17, 2017, with no comparable issuance in 2018;

•

$117.2 million of cash used to repay mortgage notes primarily attributable to repaying $115.5 million of mortgage notes assumed with the acquisition of the Austin properties at settlement of the transaction during 2018, with no comparable repayments in 2017;

•	$51.2 million in proceeds from at-the-market issuances of common shares under the Offering Program during 2017, with no significant issuance in 2018;
•	$21.8 million increase in cash used to repurchase 1.7 million common shares at a weighted average price of $12.62 per share during 2018, with no comparable repurchases in 2017;
•	$12.7 million increase in cash used due to the increase of dividends paid from $0.16 per share during 2017 to $0.18 per share during 2018;
•	$7.0 million increase in cash used to redeem limited partnership units during 2018 with no redemptions in 2017;
•	$1.2 million in proceeds from the exercise of stock options during the 2017, with no such activity during 2018; and
•	$0.8 million increase in shares used for employee taxes upon vesting of share awards.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,924,580	$1,921,655
Variable rate - unhedged	119,562	27,062
Total	$2,044,142	$1,948,717
Percent of Total Debt:
Fixed rate	94.2%	98.6%
Variable rate - unhedged	5.8%	1.4%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	4.1%
Variable rate - unhedged	3.6%	2.7%
Total	3.9%	4.0%
Weighted-average maturity in years:
Fixed rate	6.6	7.6
Variable rate - unhedged	4.0	17.5
Total	6.4	7.7
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2018 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2019	$7,595	$-	$7,595	3.978%
2020	6,705	80,521	87,226	3.980%
2021	6,142	9,001	15,143	4.279%
2022	6,332	342,500	348,832	3.084%
2023	1,620	555,116	556,736	3.941%
2024	-	250,000	250,000	4.328%
2025	-	-	-	0.000%
2026	-	-	-	0.000%
2027	-	450,000	450,000	4.025%
2028	-	-	-	0.000%
Thereafter	-	328,610	328,610	4.300%
Totals	$28,394	$2,015,748	$2,044,142	3.923%

Unsecured Revolving Credit Facility and Unsecured Term Loan

On December 13, 2018, we amended and restated our $250.0 million seven-year term loan maturing October 8, 2022. In connection with the terms of the amendment, the credit spread on the term loan decreased from LIBOR plus 1.80% to LIBOR plus 1.25%, reducing our effective rate 0.55%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 2.87%.

On July 17, 2018, we amended and restated our revolving credit agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at our election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring us to maintain a minimum net worth. In connection with the amendments, we capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.

At our option, loans outstanding under the 2018 Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.775% and 1.45%, based on the our credit rating, or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.45% based on the our credit rating. The 2018 Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. In addition, we are also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on our credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on our current credit rating, the LIBOR margin is 1.10% and the facility fee is 0.25%.

The terms of the 2018 Credit Facility require that the we maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iii) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (v) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the 2018 Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of our funds from operations (FFO) except to the extent necessary to enable us to continue to qualify as a REIT for Federal income tax purposes. We had $92.5 million of borrowings under the 2018 Credit Facility as of December 31, 2018. During the twelve months ended December 31, 2018, the weighted-average interest rate on 2018 Credit Facility borrowings was 3.24% resulting in $1.0 million of interest expense. As of December 31, 2018, the effective interest rate on 2018 Credit Facility borrowings was 3.61%. As of December 31, 2017, we had no borrowings under the Credit Facility. During the twelve months ended December 31, 2017, the weighted average interest rate on Credit Facility borrowings was 2.28% resulting in $2.6 million of interest expense.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

We were in compliance with all financial and non-financial covenants under the 2018 Credit Facility, Term Loan and our credit agreements as of December 31, 2018. We continuously monitor our compliance with all covenants. Certain covenants restrict our ability to obtain alternative sources of capital. While we believe that we will remain in compliance with our covenants, a slow-down in the economy and a decrease in availability of debt financing could result in non-compliance with covenants.

Unsecured Notes and Mortgage Notes

The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2018.

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

Equity

On December 6, 2018, the Parent Company declared a distribution of $0.19 per common share, totaling $33.6 million, which it paid on January 22, 2019 to its shareholders of record as of January 8, 2019. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.  During the year ended December 31, 2018, the Parent Company paid dividends in excess of the 90% criterion.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended

2018, we repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no share repurchases under the program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

The Parent Company also maintains a continuous offering program (the “Offering Program”) that permits it to sell 16,000,000 common shares until January 10, 2020 in at-the-market offerings. During 2018 and 2017, we issued 23,311 and 2,858,991 common shares under the Offering Program at weighted average prices per share of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. No shares were issued during 2016 under the Offering Program. As of December 31, 2018, 13,117,698 common shares remained available for issuance under the Offering Program.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Commitments and Contingencies

The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2018:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$323,032	$7,595	$102,367	$213,070	$-
Unsecured credit facility	92,500	-	92,500	-	-
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	61,799	1,222	2,445	2,445	55,687
Development contracts (c)	103,348	96,995	5,733	620	-
Tenant improvements (d)	62,184	53,794	8,390	-	-
Interest expense (e)	494,937	77,137	138,191	109,516	170,093
Other liabilities (f)	30,325	3,243	12,237	4,911	9,934
	$2,796,735	$239,986	$361,863	$930,562	$1,264,324

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)	Future minimum rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
(c)

Represents contractual obligations for wholly owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are described below. For information regarding our developments, see Item 1. “Business - Developments.”

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.
(e)	Variable rate debt future interest expense commitments are calculated using December 31, 2018 interest rates.
(f)

Other liabilities consist of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania; (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania; and (iv) a payment to a tenant under a profit sharing arrangement.

The above table does not include amounts related to the development at 4040 Wilson, an unconsolidated real estate venture in which we hold a 50% ownership interest, in Arlington, Virginia. For further discussion of this development, see Item 1., “Business - Developments.”

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," and Note 19, “Commitments and Contingencies,” to our consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

As of December 31, 2018, we expect to incur $2.0 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by December 31, 2020.

On October 13, 2017, we acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. As of December 31, 2018, $1.2 million of the funding related to this requirement had been met. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further information.

Also on October 13, 2017, we acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, we broke ground on the construction of a public park on the site, marking the commencement of construction of our Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel, we have until July 2019 to complete development of Drexel Square. If we are unable to complete such development within this timeframe, we may be subject to damages under the Development Agreement. As of December 31, 2018, the project was substantially complete.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2018, had $2.7 million of future contractual obligations, which are included in the table above within the “Development contracts” caption. In addition, we estimate $0.6 million of potential additional contributions for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for further information.

Certain of the ground leases, entered into in Philadelphia, Pennsylvania, provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by us. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by us of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments for ground leases does not include any contingent rent amounts or any reimbursed expenses.

As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, on or about August 2020. If the Operating Partnership takes fee title to Two Logan Square upon foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2018, the Operating Partnership has a balance of $2.7 million for this liability on its consolidated balance sheet.

As part our 2006 merger with Prentiss Properties Trust, our 2004 TRC acquisition and several of our other transactions, we agreed not to sell certain of the properties we acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, we agreed not to sell for a period of up to 15 years from the date of the TRC acquisition the acquired properties at One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). We subsequently agreed to extend the no-sale period applicable to Two Logan Square to on or about August 2020. In the Prentiss acquisition, we assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. During 2017, we completed the sale of Concord Airport Plaza in a qualifying 1031 exchange for 3000 Market Street in Philadelphia, PA. We have an obligation not to sell 3000 Market Street before March 2018. Our agreements generally provide that we may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. If we were to sell a restricted property before the expiration of the restricted period in a non-exempt transaction, we would be required to make significant payments to the parties who sold the applicable property to us for tax liabilities attributed to them. Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

Guarantees

As of December 31, 2018, our unconsolidated real estate ventures had aggregate indebtedness of $370.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to us, except for customary carve-outs. As of December 31, 2018, the loans for which there is recourse to us consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.8 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, we have provided and expect to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

As part of our acquisition of properties from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties with the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we would be required to provide the prior owner an opportunity to guarantee qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms that will be favorable to us. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021. As of December 31, 2018, the $120.2 million principal balance on the mortgage debt at One Commerce Square and the $110.5 million principal balance on the mortgage debt at Two Commerce Square were sufficient under each of the debt maintenance agreements. Similarly, we have agreements in place with other contributors of assets to us that obligate us to maintain debt available for them to guaranty.

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

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2018, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $323.0 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $92.5 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million and the Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $9.6 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $10.0 million.

As of December 31, 2018, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,262.6 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $12.5 million at December 31, 2018.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $421.1 million at December 31, 2018 and December 31, 2017, respectively. The total fair value of our debt was approximately $402.9 million and $308.9 million at December 31, 2018 and December 31, 2017, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $18.2 million on December 31, 2018. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $19.6 million.

These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions it may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

Funds from Operations (FFO)

Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated Real Estate Ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated Real Estate Ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required GAAP presentations has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding property impairments, gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31, 2018	December 31, 2017
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$136,865	$116,290
Add (deduct):
Amount allocated to unvested restricted unitholders	369	327
Net gain on real estate venture transactions	(142,233)	(80,526)
Net gain on disposition of real estate	(2,932)	(31,657)
Gain on promoted interest in unconsolidated real estate venture	(28,283)	-
Provision for impairment (a)	71,707	2,730
Other than temporary impairment of equity method investment	4,076	4,844
Company's share of impairment of an unconsolidated real estate venture	10,416	-
Depreciation and amortization:
Real property	137,461	142,548
Leasing costs including acquired intangibles	35,215	35,920
Company’s share of unconsolidated real estate ventures	25,947	39,622
Partners’ share of consolidated real estate ventures	(218)	(231)
Funds from operations	$248,390	$229,867
Funds from operations allocable to unvested restricted shareholders	(697)	(648)
Funds from operations available to common share and unit holders (FFO)	$247,693	$229,219
Weighted-average shares/units outstanding — basic (b)	179,959,370	176,964,149
Weighted-average shares/units outstanding — fully diluted (b)	181,081,114	178,287,965
(a)	In accordance with the NAREIT definition of FFO, impairments on land held for development have been excluded.
(b)	Includes common shares and partnership units outstanding through the year ended December 31, 2018 and December 31, 2017, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 herein.

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.

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

Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in

Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.

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

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2019 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2019 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2019 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Schedules of Brandywine Realty Trust
(b)	Financial Statements and Schedules of Brandywine Operating Partnership

The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust)	F- 1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.)	F- 2

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2018 and 2017	F- 3

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F- 4

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	F- 5

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2018, 2017 and 2016	F- 6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F- 7

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2018 and 2017	F- 9

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F- 10

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016	F- 11

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2018, 2017 and 2016	F- 12

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F- 13

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F- 15

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2018, 2017 and 2016	F- 71

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2018 with reconciliations for the years ended December 31, 2018, 2017 and 2016

F- 72

(c) Exhibits

Exhibits Nos.	Description
3.1.1

Articles of Amendment and Restatement of Declaration of Trust of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 29, 2018 and incorporated herein by reference)

3.1.2

Articles Supplementary relating to opt-out of Maryland Unsolicited Takeover Act, filed with the State Department of Assessments and Taxation of Maryland on March 2, 2018 (previously filed as an Exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

3.1.3

Preferred Share Reclassification Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland on March 2, 2018 (previously filed as an Exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

3.2.1

Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (the “Operating Partnership”) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.2

First Amendment to Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 17,1997 and incorporated herein by reference)

3.2.3

Second Amendment to the Amended and Restated Agreement of Limited Partnership Agreement of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 13, 1998 and incorporated herein by reference)

3.2.4

Third Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated May 14, 1998 and incorporated herein by reference)

3.2.5

Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

3.2.6

Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Brandywine Operating Partnership, L.P. (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 13, 1998 and incorporated herein by reference)

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

3.2.19	List of partners of Brandywine Operating Partnership, L.P. (filed herewith)

3.3	Bylaws of Brandywine Realty Trust (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated May 29, 2018 and incorporated herein by reference)

4.1.1

Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on  October 22, 2004 and incorporated herein by reference)

4.1.2

First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on May 26, 2005 and incorporated herein by reference)

Exhibits Nos.	Description

4.1.3

Second Supplemental Indenture dated as of October 4, 2006 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated October 4, 2006 and incorporated herein by reference)

4.1.4

Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on April 5, 2011 and incorporated herein by reference)

4.2	Form of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on December 18, 2012 and incorporated herein by reference)

4.3	Form of 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.4	Form of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)

4.5	Form of 3.95% Guaranteed Notes due 2023 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)

4.6	Form of 3.95% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)

10.1

Amended and Restated Revolving Credit Agreement dated as of July 17, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on July 20, 2018 and incorporated herein by reference)

10.2	Amended and Restated Term Loan C Agreement dated as of December 13, 2018 (filed herewith)

10.3

Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.4

Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.5

Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.6

Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.7

Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.8

Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

10.9

Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 11, 2012 and incorporated herein by reference)

10.10	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

Exhibits Nos.	Description

10.11	Schedule of Non-Employee Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

10.12	Forms of Non-Qualified Share Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.13	Forms of Incentive Stock Option Agreement for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated April 1, 2009 and incorporated herein by reference)

10.14

Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.15

Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.16

Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.17

Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.18

Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.19

Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.20

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and RBC Capital Markets (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.21

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Barclays Capital Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.22

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and Jefferies LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.23

Sales Agency Agreement dated January 10, 2017 among Brandywine Realty Trust, Brandywine Operating Partnership, L.P. and BNY Mellon Capital Markets LLC (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on January 10, 2017 and incorporated herein by reference)

10.24	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)

10.25	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.26	2016-2018 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.27	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.28	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2016 and incorporated herein by reference)

10.29	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

Exhibits Nos.	Description

10.30	2017-2019 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.31	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.32	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)

10.33	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

10.34	2018-2020 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

10.35	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

10.36	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

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

101.1

The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 22, 2019
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 22, 2019
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 22, 2019
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 22, 2019
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 22, 2019
Wyche Fowler

/s/ James C. Diggs	Trustee	February 22, 2019
James C. Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	February 22, 2019
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 22, 2019
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 22, 2019
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 22, 2019
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

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 22, 2019
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee	February 22, 2019
Gerard H. Sweeney	(Principal Executive Officer)

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer	February 22, 2019
Thomas E. Wirth	(Principal Financial Officer)

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal	February 22, 2019
Daniel Palazzo	Accounting Officer)

/s/ Wyche Fowler	Trustee	February 22, 2019
Wyche Fowler

/s/ James Diggs	Trustee	February 22, 2019
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	February 22, 2019
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	February 22, 2019
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 22, 2019
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 22, 2019
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, beneficiaries’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	December 31,	December 31,
	2018	2017

ASSETS
Real estate investments:
Operating properties	$3,953,319	$3,832,348
Accumulated depreciation	(865,462)	(895,091)
Operating real estate investments, net	3,087,857	2,937,257
Construction-in-progress	150,263	121,188
Land held for development	86,401	98,242
Prepaid leasehold interests in land held for development, net	39,999	-
Total real estate investments, net	3,364,520	3,156,687
Assets held for sale, net	11,599	392
Cash and cash equivalents	22,842	202,179
Accounts receivable, net of allowance of $1,653 and $3,467 as of December 31, 2018 and December 31, 2017, respectively	16,394	17,938
Accrued rent receivable, net of allowance of $11,266 and $13,645 as of December 31, 2018 and December 31, 2017, respectively	165,243	169,760
Investment in Real Estate Ventures, equity method	169,100	194,621
Deferred costs, net	91,075	96,695
Intangible assets, net	131,348	64,972
Other assets	126,400	92,204
Total assets	$4,098,521	$3,995,448
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$320,869	$317,216
Unsecured credit facility	92,500	-
Unsecured term loan, net	248,042	248,429
Unsecured senior notes, net	1,366,635	1,365,183
Accounts payable and accrued expenses	125,696	107,074
Distributions payable	33,632	32,456
Deferred income, gains and rent	28,293	42,593
Acquired lease intangibles, net	31,783	20,274
Other liabilities	18,498	15,623
Total liabilities	$2,265,948	$2,148,848
Commitments and contingencies (See Note 19)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 176,873,324 and 178,285,236 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,770	1,784
Additional paid-in-capital	3,200,850	3,218,564
Deferred compensation payable in common shares	14,021	12,445
Common shares in grantor trust, 977,120 and 894,736 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	(14,021)	(12,445)
Cumulative earnings	796,513	660,174
Accumulated other comprehensive income	5,029	2,399
Cumulative distributions	(2,183,909)	(2,053,741)
Total Brandywine Realty Trust's equity	1,820,253	1,829,180
Noncontrolling interests	12,320	17,420
Total beneficiaries' equity	$1,832,573	$1,846,600
Total liabilities and beneficiaries' equity	$4,098,521	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Years ended December 31,
	2018	2017	2016
Revenue
Rents	$430,656	$412,333	$421,505
Tenant reimbursements	82,625	72,620	70,629
Termination fees	1,763	2,370	2,339
Third party management fees, labor reimbursement and leasing	22,557	28,345	26,674
Other	6,744	4,825	4,316
Total revenue	544,345	520,493	525,463
Operating expenses:
Property operating expenses	154,772	150,835	152,926
Real estate taxes	51,341	45,204	46,252
Third party management expenses	11,910	9,960	10,270
Depreciation and amortization	174,259	179,357	189,676
General and administrative expenses	27,802	28,538	26,596
Provision for impairment	71,707	3,057	40,517
Total operating expenses	491,791	416,951	466,237
Gain on sale of real estate
Net gain on disposition of real estate	2,932	31,657	116,983
Net gain on sale of undepreciated real estate	3,040	953	9,232
Total gain on sale of real estate	5,972	32,610	126,215
Operating income	58,526	136,152	185,441
Other income (expense):
Interest income	4,703	1,113	1,236
Interest expense	(78,199)	(81,886)	(84,708)
Interest expense - amortization of deferred financing costs	(2,498)	(2,435)	(2,696)
Interest expense - financing obligation	-	-	(679)
Equity in loss of Real Estate Ventures	(15,231)	(8,306)	(11,503)
Net gain on real estate venture transactions	142,233	80,526	20,000
Gain on promoted interest in unconsolidated real estate venture	28,283	-	-
Loss on early extinguishment of debt	(105)	(3,933)	(66,590)
Net income before income taxes	137,712	121,231	40,501
Income tax (provision) benefit	(423)	628	-
Net income	137,289	121,859	40,501
Net income attributable to noncontrolling interests	(965)	(1,009)	(310)
Net income attributable to Brandywine Realty Trust	136,324	120,850	40,191
Distribution to preferred shareholders	-	(2,032)	(6,900)
Preferred share redemption charge	-	(3,181)	-
Nonforfeitable dividends allocated to unvested restricted shareholders	(369)	(327)	(341)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$135,955	$115,310	$32,950

Basic income per Common Share	$0.76	$0.66	$0.19

Diluted income per Common Share	$0.76	$0.65	$0.19

Basic weighted average shares outstanding	178,519,748	175,484,350	175,018,163
Diluted weighted average shares outstanding	179,641,492	176,808,166	176,010,814

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$137,289	$121,859	$40,501
Comprehensive income:
Unrealized gain on derivative financial instruments	1,478	2,948	2,371
Amortization of interest rate contracts (1)	1,191	1,230	1,104
Total comprehensive income	2,669	4,178	3,475
Comprehensive income	139,958	126,037	43,976
Comprehensive income attributable to noncontrolling interest	(1,004)	(1,043)	(338)
Comprehensive income attributable to Brandywine Realty Trust	$138,954	$124,994	$43,638

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the Years ended December 31, 2018, 2017 and 2016

(in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2015	4,000,000	$40	174,688,568	745,686	$1,747	$3,252,622	$11,918	$(11,918)	$499,086	$(5,192)	$(1,814,378)	$18,166	$1,952,091
Net income									40,191			310	40,501
Other comprehensive income										3,447		28	3,475
Issuance of partnership interest in consolidated real estate venture												108	108
Conversion of LP Units to Common Shares			55,303		1	874						(875)	-
Share-based compensation activity			405,200		4	5,718			42				5,764
Share Issuance from/to Deferred Compensation Plan			(8,311)	153,771		(47)	1,766	(1,766)					(47)
Reallocation of Noncontrolling Interest						(297)						297	-
Preferred Share distributions											(6,900)		(6,900)
Distributions declared (0.63 per share)											(110,614)	(941)	(111,555)
BALANCE, December 31, 2016	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,870	$13,684	$(13,684)	$539,319	$(1,745)	$(1,931,892)	$17,093	$1,883,437
Net income									120,850			1,009	121,859
Other comprehensive income										4,144		34	4,178
Issuance of Common Shares of Beneficial Interest			2,858,991		29	51,196							51,225
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												85	85
Distributions from consolidated real estate venture												(48)	(48)
Equity issuance costs						(499)							(499)
Bonus share issuance			6,752			110							110
Share-based compensation activity			333,127	39,870	3	6,689			5				6,697
Share Issuance from/(to) Deferred Compensation Plan			(52,971)	(44,591)		(768)	(1,239)	1,239					(768)
Share Choice Plan issuance			(1,423)										-
Reallocation of Noncontrolling Interest						(224)						224	-
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared (0.66 per share)											(116,636)	(977)	(117,613)
BALANCE, December 31, 2017	-	$-	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600
Net income									136,324			965	137,289
Other comprehensive income										2,630		39	2,669
Issuance of Common Shares of Beneficial Interest			23,311			416							416
Repurchase and retirement of Common Shares of Beneficial Interest			(1,729,278)		(17)	(21,841)							(21,858)
Issuance of partnership interest in consolidated real estate ventures												16	16
Distributions from consolidated real estate ventures												(94)	(94)
Redemption of LP Units												(7,043)	(7,043)
Share-based compensation activity			196,151		2	5,826			15				5,843
Share Issuance from/(to) Deferred Compensation Plan			99,189	82,384	1	(112)	1,576	(1,576)					(111)
Share Choice Plan issuance			(1,285)										-
Reallocation of Noncontrolling interest						(2,003)						2,003	-
Distributions declared (0.73 per share)											(130,168)	(986)	(131,154)
BALANCE, December 31, 2018	-	$-	176,873,324	977,120	$1,770	$3,200,850	$14,021	$(14,021)	$796,513	$5,029	$(2,183,909)	$12,320	$1,832,573

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve-month periods ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$137,289	$121,859	$40,501
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,259	179,357	189,676
Amortization of deferred financing costs	2,498	2,435	2,696
Amortization of debt discount/(premium), net	702	1,569	1,471
Amortization of stock compensation costs	5,716	4,883	4,310
Straight-line rent income	(12,283)	(27,115)	(28,351)
Amortization of acquired above (below) market leases, net	(3,344)	(3,071)	(6,529)
Straight-line ground rent expense	355	88	88
Provision for doubtful accounts	1,775	2,207	1,865
Net gain on real estate venture transactions	(142,233)	(80,526)	(20,000)
Gain on promoted interest	(28,283)	-	-
Net gain on sale of interests in real estate	(5,972)	(32,610)	(126,215)
Loss on early extinguishment of debt	105	3,933	66,590
Provision for impairment	71,707	3,057	40,517
Other than temporary impairment	4,076	4,844	-
Loss from Real Estate Ventures, net of distributions	12,871	3,462	12,125
Deferred financing obligation	-	-	(679)
Income tax benefit (provision)	423	(628)	-
Changes in assets and liabilities:
Accounts receivable	3,524	(6,266)	2,373
Other assets	(14,334)	1,752	544
Accounts payable and accrued expenses	12,579	4,004	(8,004)
Deferred income, gains and rent	3,017	(1,482)	137
Other liabilities	2,902	829	685
Net cash provided by operating activities	227,349	182,581	173,800

Cash flows from investing activities:
Acquisition of properties	(196,625)	(72,523)	(20,406)
Proceeds from the sale of properties	324,090	171,860	784,331
Proceeds from real estate venture sales	60,346	145,416	21,022
Issuance of mortgage notes receivable	(175,172)	-	(3,380)
Proceeds from repayment of mortgage notes receivable	192	151	-
Proceeds from repayment of a capital lease	181	-	-
Capital expenditures for tenant improvements	(65,264)	(60,586)	(51,398)
Capital expenditures for redevelopments	(48,231)	(34,679)	(11,909)
Capital expenditures for developments	(99,104)	(66,915)	(191,184)
Advances for the purchase of tenant assets, net of repayments	410	18	(784)
Investment in unconsolidated Real Estate Ventures	(908)	(6,638)	(28,610)
Deposits for real estate	(8,234)	573	(746)
Escrowed cash	5,694	-	6,992
Capital distributions from Real Estate Ventures	6,526	20,781	13,065
Leasing costs paid	(18,407)	(17,657)	(16,083)
Net cash (used in) provided by investing activities	(214,506)	79,801	500,910

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	-	86,900
Repayments of mortgage notes payable	(122,180)	(4,931)	(357,151)
Proceeds from credit facility borrowings	455,500	341,000	195,000
Repayments of credit facility borrowings	(363,000)	(341,000)	(195,000)
Proceeds from unsecured notes	-	550,131	-
Repayments of unsecured notes	-	(628,590)	(149,919)
Debt financing costs paid	(3,430)	(4,727)	(495)
Redemption of preferred shares	-	(100,000)	-
Proceeds from the exercise of stock options	-	1,229	1,286
Proceeds from the issuance of common shares	416	51,225	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)	(879)
Partner contributions to consolidated real estate venture	16	85	108
Partner distributions from consolidated real estate venture	(94)	(48)	-
Repurchase and retirement of common shares	(21,841)	-	-
Redemption of limited partnership units	(7,043)	-	-
Distributions paid to shareholders	(128,859)	(116,311)	(115,702)
Distributions to noncontrolling interest	(1,065)	(947)	(934)
Net cash used in financing activities	(193,074)	(253,558)	(536,786)
Decrease in cash and cash equivalents and restricted cash	(180,231)	8,824	137,924
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618	56,694
Cash and cash equivalents and restricted cash at end of period	$23,211	$203,442	$194,618

	Twelve-month periods ended December 31,
	2018	2017	2016
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the twelve months ended December 31, 2018, 2017 and of $3,586, $3,527 and $12,835, respectively	$76,858	$83,139	$97,843
Cash paid for income taxes	405	225	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,632	32,456	30,032
Change in construction-in-progress related to non-cash disposition of land	27,231	-	-
Change in deferred income, gains and rent to the non-cash disposition of land	(29,780)	-	-
Change in investment in real estate ventures as a result of dispositions	14,169	(64,792)	(2,023)
Change in Notes receivable as a result of a noncash acquisition of an operating property	130,742	-	25,165
Change in real estate ventures as a result of other than temporary impairment	(4,076)	(4,844)	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	-	44,313
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	-	(12,642)
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	-	(20,582)
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	-	(12,384)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-	-
Change in investments in joint venture related to non-cash acquisition of property	(16,832)	-	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-	-
Change in capital expenditures financed through accounts payable at period end	8,784	(6,593)	8,222
Change in capital expenditures financed through retention payable at period end	(2,912)	(159)	848

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	December 31,	December 31,
	2018	2017

ASSETS
Real estate investments:
Operating properties	$3,953,319	$3,832,348
Accumulated depreciation	(865,462)	(895,091)
Operating real estate investments, net	3,087,857	2,937,257
Construction-in-progress	150,263	121,188
Land held for development	86,401	98,242
Prepaid leasehold interests in land held for development, net	39,999	-
Total real estate investments, net	3,364,520	3,156,687
Assets held for sale, net	11,599	392
Cash and cash equivalents	22,842	202,179
Accounts receivable, net of allowance of $1,653 and $3,467 as of December 31, 2018 and December 31, 2017, respectively	16,394	17,938
Accrued rent receivable, net of allowance of $11,266 and $13,645 as of December 31, 2018 and December 31, 2017, respectively	165,243	169,760
Investment in Real Estate Ventures, equity method	169,100	194,621
Deferred costs, net	91,075	96,695
Intangible assets, net	131,348	64,972
Other assets	126,400	92,204
Total assets	$4,098,521	$3,995,448
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$320,869	$317,216
Unsecured credit facility	92,500	-
Unsecured term loan, net	248,042	248,429
Unsecured senior notes, net	1,366,635	1,365,183
Accounts payable and accrued expenses	125,696	107,074
Distributions payable	33,632	32,456
Deferred income, gains and rent	28,293	42,593
Acquired lease intangibles, net	31,783	20,274
Other liabilities	18,498	15,623
Total liabilities	$2,265,948	$2,148,848
Commitments and contingencies (See Note 19)
Redeemable limited partnership units at redemption value; 982,871 and 1,479,799 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	12,520	26,918
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 176,873,324 and 178,285,236 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,813,136	1,815,411
Accumulated other comprehensive income	4,725	2,056
Total Brandywine Operating Partnership, L.P.'s equity	1,817,861	1,817,467
Noncontrolling interest - consolidated real estate ventures	2,192	2,215
Total partners' equity	$1,820,053	$1,819,682
Total liabilities and partners' equity	$4,098,521	$3,995,448

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit information)

	Years ended December 31,
	2018	2017	2016
Revenue
Rents	$430,656	$412,333	$421,505
Tenant reimbursements	82,625	72,620	70,629
Termination fees	1,763	2,370	2,339
Third party management fees, labor reimbursement and leasing	22,557	28,345	26,674
Other	6,744	4,825	4,316
Total revenue	544,345	520,493	525,463
Operating expenses:
Property operating expenses	154,772	150,835	152,926
Real estate taxes	51,341	45,204	46,252
Third party management expenses	11,910	9,960	10,270
Depreciation and amortization	174,259	179,357	189,676
General and administrative expenses	27,802	28,538	26,596
Provision for impairment	71,707	3,057	40,517
Total operating expenses	491,791	416,951	466,237
Gain on sale of real estate
Net gain on disposition of real estate	2,932	31,657	116,983
Net gain on sale of undepreciated real estate	3,040	953	9,232
Total gain on sale of real estate	5,972	32,610	126,215
Operating income	58,526	136,152	185,441
Other income (expense):
Interest income	4,703	1,113	1,236
Interest expense	(78,199)	(81,886)	(84,708)
Interest expense - amortization of deferred financing costs	(2,498)	(2,435)	(2,696)
Interest expense - financing obligation	-	-	(679)
Equity in loss of Real Estate Ventures	(15,231)	(8,306)	(11,503)
Net gain on real estate venture transactions	142,233	80,526	20,000
Gain on promoted interest in unconsolidated real estate venture	28,283	-	-
Loss on early extinguishment of debt	(105)	(3,933)	(66,590)
Net income before income taxes	137,712	121,231	40,501
Income tax (provision) benefit	(423)	628	-
Net income	137,289	121,859	40,501
Net income attributable to noncontrolling interests - consolidated real estate ventures	(55)	(29)	(15)
Net income attributable to Brandywine Operating Partnership	137,234	121,830	40,486
Distribution to preferred unitholders	-	(2,032)	(6,900)
Preferred unit redemption charge	-	(3,181)	-
Nonforfeitable dividends allocated to unvested restricted unitholders	(369)	(327)	(341)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$136,865	$116,290	$33,245

Basic income per Common Partnership Unit	$0.76	$0.66	$0.19

Diluted income per Common Partnership Unit	$0.76	$0.65	$0.19

Basic weighted average common partnership units outstanding	179,959,370	176,964,149	176,523,800
Diluted weighted average common partnership units outstanding	181,081,114	178,287,965	177,516,451

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$137,289	$121,859	$40,501
Comprehensive income:
Unrealized gain on derivative financial instruments	1,478	2,948	2,371
Amortization of interest rate contracts (1)	1,191	1,230	1,104
Total comprehensive income	2,669	4,178	3,475
Comprehensive income	139,958	126,037	43,976
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(55)	(29)	(15)
Comprehensive income attributable to Brandywine Operating Partnership	$139,903	$126,008	$43,961

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years ended December 31, 2018, 2017 and 2016

(in thousands, except Units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2015	4,000,000	$96,850	174,688,568	$1,836,692	$(5,597)	$2,032	$1,929,977
Net income				40,486		15	40,501
Other comprehensive income					3,475		3,475
Deferred compensation obligation			(8,311)	(47)			(47)
Issuance of partnership interest in consolidated real estate venture						109	109
Conversion of LP Units to Common shares			55,303	875			875
Share-based compensation activity			405,200	5,763			5,763
Adjustment of redeemable partnership units to liquidation value at period end				(2,622)			(2,622)
Reallocation of noncontrolling interest				6		(6)	-
Redemption value of limited partnership units				(875)			(875)
Distributions to Preferred Mirror Units				(6,900)			(6,900)
Distributions declared to general partnership unitholders ($0.63 per unit)				(110,614)			(110,614)
BALANCE, December 31, 2016	4,000,000	$96,850	175,140,760	$1,762,764	$(2,122)	$2,150	$1,859,642
Net income				121,830		29	121,859
Other comprehensive income					4,178		4,178
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(52,971)	(768)			(768)
Issuance of LP Units			2,858,991	50,726			50,726
Issuance of partnership interest in consolidated real estate venture						85	85
Distributions from consolidated real estate venture						(48)	(48)
Share Choice Plan issuance			(1,423)				-
Bonus share issuance			6,752	110			110
Share-based compensation activity			333,127	6,697			6,697
Adjustment of redeemable partnership units to liquidation value at period end				(4,099)		(1)	(4,100)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions declared to general partnership unitholders ($0.66 per unit)				(116,636)			(116,636)
BALANCE, December 31, 2017	-	$-	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682
Net income				137,234		55	137,289
Other comprehensive income					2,669		2,669
Deferred compensation obligation			99,189	(111)			(111)
Issuance of LP Units			23,311	416			416
Repurchase and retirement of LP units			(1,729,278)	(21,858)			(21,858)
Issuance of partnership interest in consolidated real estate venture						16	16
Distributions from consolidated real estate venture						(94)	(94)
Share Choice Plan issuance			(1,285)				-
Redemption value of limited partnership units				6,369			6,369
Share-based compensation activity			196,151	5,843			5,843
Distributions declared to general partnership unitholders ($0.73 per unit)				(130,168)			(130,168)
BALANCE, December 31, 2018	-	$-	176,873,324	$1,813,136	$4,725	$2,192	$1,820,053

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve-month periods ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$137,289	$121,859	$40,501
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	174,259	179,357	189,676
Amortization of deferred financing costs	2,498	2,435	2,696
Amortization of debt discount/(premium), net	702	1,569	1,471
Amortization of stock compensation costs	5,716	4,883	4,310
Straight-line rent income	(12,283)	(27,115)	(28,351)
Amortization of acquired above (below) market leases, net	(3,344)	(3,071)	(6,529)
Straight-line ground rent expense	355	88	88
Provision for doubtful accounts	1,775	2,207	1,865
Net gain on real estate venture transactions	(142,233)	(80,526)	(20,000)
Gain on promoted interest	(28,283)	-	-
Net gain on sale of interests in real estate	(5,972)	(32,610)	(126,215)
Loss on early extinguishment of debt	105	3,933	66,590
Provision for impairment	71,707	3,057	40,517
Other than temporary impairment	4,076	4,844	-
Loss from Real Estate Ventures, net of distributions	12,871	3,462	12,125
Deferred financing obligation	-	-	(679)
Income tax benefit (provision)	423	(628)	-
Changes in assets and liabilities:
Accounts receivable	3,524	(6,266)	2,373
Other assets	(14,334)	1,752	544
Accounts payable and accrued expenses	12,579	4,004	(8,004)
Deferred income, gains and rent	3,017	(1,482)	137
Other liabilities	2,902	829	685
Net cash provided by operating activities	227,349	182,581	173,800

Cash flows from investing activities:
Acquisition of properties	(196,625)	(72,523)	(20,406)
Proceeds from the sale of properties	324,090	171,860	784,331
Proceeds from real estate venture sales	60,346	145,416	21,022
Issuance of mortgage notes receivable	(175,172)	-	(3,380)
Proceeds from repayment of mortgage notes receivable	192	151	-
Proceeds from repayment of a capital lease	181	-	-
Capital expenditures for tenant improvements	(65,264)	(60,586)	(51,398)
Capital expenditures for redevelopments	(48,231)	(34,679)	(11,909)
Capital expenditures for developments	(99,104)	(66,915)	(191,184)
Advances for the purchase of tenant assets, net of repayments	410	18	(784)
Investment in unconsolidated Real Estate Ventures	(908)	(6,638)	(28,610)
Deposits for real estate	(8,234)	573	(746)
Escrowed cash	5,694	-	6,992
Capital distributions from Real Estate Ventures	6,526	20,781	13,065
Leasing costs paid	(18,407)	(17,657)	(16,083)
Net cash (used in) provided by investing activities	(214,506)	79,801	500,910

Cash flows from financing activities:
Proceeds from mortgage notes payable	-	-	86,900
Repayments of mortgage notes payable	(122,180)	(4,931)	(357,151)
Proceeds from credit facility borrowings	455,500	341,000	195,000
Repayments of credit facility borrowings	(363,000)	(341,000)	(195,000)
Proceeds from unsecured notes	-	550,131	-
Repayments of unsecured notes	-	(628,590)	(149,919)
Debt financing costs paid	(3,430)	(4,727)	(495)
Redemption of preferred shares	-	(100,000)	-
Proceeds from the exercise of stock options	-	1,229	1,286
Proceeds from the issuance of common shares	416	51,225	-
Shares used for employee taxes upon vesting of share awards	(1,494)	(674)	(879)
Partner contributions to consolidated real estate venture	16	85	108
Partner distributions from consolidated real estate venture	(94)	(48)	-
Repurchase and retirement of common shares	(21,841)	-	-
Redemption of limited partnership units	(7,043)	-	-
Distributions paid to preferred and common partnership units	(129,924)	(117,258)	(116,636)
Net cash used in financing activities	(193,074)	(253,558)	(536,786)
Decrease in cash and cash equivalents and restricted cash	(180,231)	8,824	137,924
Cash and cash equivalents and restricted cash at beginning of year	203,442	194,618	56,694
Cash and cash equivalents and restricted cash at end of period	$23,211	$203,442	$194,618

	Twelve-month periods ended December 31,
	2018	2017	2016
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the twelve months ended December 31, 2018, 2017 and of $3,586, $3,527 and $12,835, respectively	$76,858	$83,139	$97,843
Cash paid for income taxes	405	225	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,632	32,456	30,032
Change in construction-in-progress related to non-cash disposition of land	27,231	-	-
Change in deferred income, gains and rent to the non-cash disposition of land	(29,780)	-	-
Change in investment in real estate ventures as a result of dispositions	14,169	(64,792)	(2,023)
Change in Notes receivable as a result of a noncash acquisition of an operating property	130,742	-	25,162
Change in real estate ventures as a result of other than temporary impairment	(4,076)	(4,844)	-
Change in operating real estate from deconsolidation of 3141 Fairview Park Drive	-	-	44,313
Change in investment in real estate ventures from deconsolidation of 3141 Fairview Park Drive	-	-	(12,642)
Change in mortgage notes payable from deconsolidation of 3141 Fairview Park Drive	-	-	(20,582)
Change in other liabilities from deconsolidation of 3141 Fairview Park Drive	-	-	(12,384)
Change in operating real estate related to a non-cash acquisition of an operating property	(20,653)	-	-
Change in intangible assets, net related to non-cash acquisition of an operating property	(3,144)	-	-
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	182	-	-
Change in investments in joint venture related to non-cash acquisition of property	(16,832)	-	-
Change in mortgage notes payable related to acquisition of an operating property	9,940	-	-
Change in capital expenditures financed through accounts payable at period end	8,784	(6,593)	8,222
Change in capital expenditures financed through retention payable at period end	(2,912)	(159)	848

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017, AND 2016

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2018, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.”

As of December 31, 2018, the Company owned 97 properties that contained an aggregate of approximately 16.8 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of December 31, 2018, excludes one development property and three redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of December 31, 2018:

	Number of Properties	Rentable Square Feet
Office properties	88	15,609,156
Mixed-use properties	4	646,741
Retail property	1	17,884
Core Properties	93	16,273,781
Development property	1	164,818
Redevelopment properties	3	338,650
The Properties	97	16,777,249

In addition to the Properties, as of December 31, 2018, the Company owned land held for development, comprised of 237.4 acres of undeveloped land, of which 37.9 acres were held for sale, 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2018, the total potential development that these land parcels could support, under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.3 million square feet, of which 0.4 million square feet relates to the 37.9 acres held for sale. As of December 31, 2018, the Company also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.

All references to building square footage, rentable square feet, acres, occupancy percentage the number of buildings and tax basis are unaudited.

The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Holdings, LLC (“BMH”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). BRSCO, BMH and BPI are each a taxable REIT subsidiary. As of December 31, 2018, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMH, BPI, BBL, BPM and BBS. As of December 31, 2018, the Management Company subsidiaries were managing properties containing an aggregate of approximately 24.8 million net rentable square feet, of which approximately 16.8 million net rentable square feet related to Properties owned by the Company and approximately 8.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Out of Period Adjustment

The Company recorded $1.2 million of impairment charges during the quarter ended December 31, 2016, which should have been recorded in the consolidated financial statements for the three-month period ended March 31, 2017 and the year ended December 31, 2017. Management concluded that this misstatement was not material to any prior period, nor was it material to the consolidated financial statements as of and for the twelve-month periods ended December 31, 2017 and 2016.

Reclassifications and Adoption of New Accounting Guidance

Through the year ended December 31, 2017, the Company included $0.6 million of income tax benefit in general and administrative expenses. During the fourth quarter of 2017, the Company began disaggregating the income tax provision/benefit in the consolidated statements of operations. As a result, in the statements of operations for the year ended December 31, 2017 the Company reclassified $0.6 million of net income tax benefit out of general and administrative expenses into the “Income tax (provision) benefit” caption in the consolidated statements of operations to provide comparative presentation.

During the first quarter of 2018, the Company adopted Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or cash equivalents. Beginning-of-period and end-of-period total amounts shown on the statement of cash flows should include restricted cash, cash equivalents and amounts described as restricted cash or cash equivalents. The guidance does not define restricted cash or restricted cash equivalents. As of December 31, 2018, December 31, 2017 and December 31, 2016, the Company had $0.4  million, $1.3  million and $0.7 million of restricted cash, respectively, on its consolidated balance sheets within the caption “Other assets.” As a result of the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and end of each period presented in the consolidated statements of cash flows. Separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating and investing sections of the consolidated statements of cash flows. As a result of the adoption of ASU 2016-18, for the twelve-months ended December 31, 2017 and December 31, 2016 operating cash flows increased by $1.3 million and $0.7 million, respectively, which is reflected within the change in other assets caption.

In accordance with ASC 360, and in response to the SEC’s “Disclosure Update and Simplification” release effective November 5, 2018, the Company reclassified gains and losses resulting from wholly owned real estate dispositions from the “Other income (expense)” section to the “Operating income” section within its consolidated statements of operations. As a result, in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, the Company reclassified the following amounts to the “Operating income” section:

Caption	2018	2017	2016
Net gain on disposition of real estate	$2,932	$31,657	$116,983
Net gain on sale of undepreciated real estate	3,040	953	9,232
Total gain on sale of real estate	$5,972	$32,610	$126,215

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

As of December 31, 2018 and 2017, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $414.3 million and $412.9 million, respectively, and total liabilities of $254.1 million and $250.4 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue, valuation of real estate and related intangible assets and liabilities, impairment of long-lived assets, impairment of investments in Real Estate Ventures allowance for doubtful accounts, variable employee compensation, deferred costs and contingencies.

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

Purchase Price Allocation

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases and tenant relationship values), liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are written off. The Company adopted ASU 2017-01 – Business Combinations as of January 1, 2017, which amended the definition of a business.

The purchase price is allocated to the acquired assets and assumed liabilities, including land and buildings, as if vacant based on highest and best use for the acquired assets. The Company assesses and considers fair value of the operating properties based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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

Construction-in-Progress

Project costs directly associated with the development and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. Internal direct construction costs totaling $7.0 million in 2018, $6.1 million in 2017, $6.7 million in 2016 and interest totaling $3.6 million in 2018, $3.1 million in 2017, and $10.9 million in 2016 were capitalized related to the development of certain properties and land holdings.

During the years ended December 31, 2018, 2017 and 2016, the Company’s internal direct construction costs are comprised entirely of capitalized salaries.  The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2018	2017	2016
Development	$3,185	$4,390	$3,182
Redevelopment	968	319	144
Tenant Improvements	2,811	1,354	3,391
Total	$6,964	$6,063	$6,717

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

Estimated cash flows used in such analysis are based on the Company’s plans for the property and its views of market economic conditions. The estimates consider factors such as current and future rental rates, occupancies for the tested property and comparable properties, estimated operating and capital expenditures and recent sales data for comparable properties; most of these factors are derived from market data obtained from real estate leasing and brokerage firms and the Company’s direct experience with the properties and their markets.

Assets Held for Sale

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

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in money market accounts with financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions. The Company does not invest its available cash balances in money market funds, as such available cash balances are appropriately reflected as cash and cash equivalents on the consolidated balance sheets.

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

Accounts Receivable and Accrued Rent Receivable

Generally, leases with tenants are accounted for as operating leases. Minimum lease payments under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payment terms are recorded as “Accrued rent receivable, net” on the consolidated balance sheets. Included in current tenant receivables are tenant reimbursements which are comprised of amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred. As of December 31, 2018 and 2017, no tenant represented more than 10% of accounts receivable and accrued rent receivable.

Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts of $1.7 million and $11.3 million in 2018, respectively, and $3.5 million and $13.6 million in 2017, respectively. The tenant receivables allowance is an estimate based on two calculations that are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has determined that a tenant may have an inability to meet its financial obligations. In these situations, the Company uses its judgment, based on the facts and circumstances, and records a specific reserve for that tenant against amounts due to reduce the receivable to the amount that the Company expects to collect. These reserves are reevaluated and adjusted as additional information becomes available. Second, a reserve is established for all tenants based on a range of percentages applied to receivable aging categories for tenant receivables. For accrued rent receivables, the Company considers the results of the evaluation of specific accounts and also considers other factors including assigning risk factors to different industries based on its tenants Standard Industrial

Classification (SIC). The accrued rent receivable allowance percentages are also based on historical collection and write-off experience adjusted for current market conditions, which requires management’s judgments.

Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost and subsequently adjusted for equity in earnings, contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense to the extent that it is recoverable using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time, the Company ceases capitalizing interest to its investment basis. During the twelve months ended December 31, 2018, the Company did not capitalize any interest expense. During the twelve months ended December 31, 2017 and 2016, the Company capitalized interest expense of $0.4 million and $1.9 million.

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

On June 26, 2018, the Company provided a $44.4 million mortgage loan with a 4.0% stated interest rate and maturing on June 25, 2023, to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. Additionally, a note receivable was given to an unaffiliated third party during the third quarter of 2016 to facilitate its acquisition and development of an industrial facility located in Pennsauken, New Jersey. The Company evaluated its investments in the notes receivable under ASC 310, “Receivables” and determined that the loans were provided at market terms and the Company does not participate in the residual profits of the unaffiliated third parties. Accordingly, the investments, totaling $47.8 million as of December 31, 2018 and $3.5 million as of December 31, 2017, have been classified on the Company’s consolidated balance sheets as notes receivable within the “Other assets” caption on the accompanying consolidated balance sheets.

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

The Company adopted Topic 606 in the first quarter of 2018 using the modified retrospective method. This adoption, which required the Company to evaluate incomplete contracts as of January 1, 2018, related to the Company’s point of sale revenue, management, leasing and development fee arrangements and other sundry income. The Company’s analysis of incomplete contracts resulted in no cumulative effect adjustment to the consolidated balance sheets and statements of operations presented in its consolidated financial statements. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied.

The following is a summary of revenue earned by the Company’s reportable segments (see Note 17, “Segment Information,” for further information) during the twelve-month period ended December 31, 2018 (in thousands):

	Twelve-month period ended
	December 31, 2018
	Philadelphia CBD	Pennsylvania Suburbs	Metropolitan Washington, D.C.	Austin, Texas	Other	Corporate (a)	Total
Base rent	$164,369	$118,628	$80,858	$21,757	$8,400	$(1,964)	$392,048
Straight-line rent	11,867	2,851	(1,577)	116	201	(449)	13,009
Point of sale	23,528	258	1,062	521	230	-	25,599
Total rents	199,764	121,737	80,343	22,394	8,831	(2,413)	430,656
Tenant reimbursements	51,572	14,440	3,519	10,736	2,832	(474)	82,625
Termination fees	192	1,435	136	-	-	-	1,763
Third party management fees, labor reimbursement and leasing	855	25	5,793	5,455	4,951	5,478	22,557
Other income	4,334	642	517	80	143	1,028	6,744
Total revenue	$256,717	$138,279	$90,308	$38,665	$16,757	$3,619	$544,345
(a)	Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.

Rental Revenue

The Company owns, operates and manages commercial real estate. The Company’s primary source of revenue is leases which fall under the scope of Leases (Topic 840). Rental revenue is recognized on a straight-line basis over the term of the leases from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases.  The straight-line rent adjustment increased revenue by approximately $10.4 million in 2018, $24.9 million in 2017 and $26.3 million in 2016. Deferred rents on the balance sheet represent rental revenue received prior to their due dates and amounts paid by the tenant for certain improvements considered to be landlord assets that will remain as the Company’s property at the end of the tenant’s lease term. The amortization of the amounts paid by the tenant for such improvements is calculated on a straight-line basis over the term of the tenant’s lease and is a component of straight-line rental income and increased revenue by $1.8 million in 2018, $2.2 million in 2017 and $2.1 million in 2016. Lease incentives, which are included as reductions of rental revenue in the accompanying consolidated statements of operations, are recognized on a straight-line basis over the term of the lease. Lease incentives decreased revenue by $1.5 million in 2018, $1.8 million in 2017 and $2.0 million in 2016.

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

No tenant represented greater than 10% of the Company’s rental revenue in 2018, 2017 or 2016.

Point of Sale Revenue

Point of sale revenue consists of parking, restaurant and flexible stay revenue from the Company’s hotel operations. Point of sale service obligations are performed daily, and the customer obtains control of those services simultaneously as they are performed. Accordingly, revenue is recorded on an accrual basis as it is earned, coinciding with the services that are provided to the Company’s customers.

Tenant Reimbursements

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis.

The Company also contracts with third-party vendors and suppliers for goods and services to fulfill certain of the Company’s obligations to tenants. The Company is reimbursed by tenants for these goods and services in the period that the expenses are incurred based on the terms of the lease agreements with each tenant.

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance expenses, real estate taxes and other recoverable costs are recognized as revenue in the period during which the expenses are incurred.

Tenant reimbursements are recognized and presented in accordance with accounting guidance which requires that these reimbursements be recorded on a gross basis because the Company is generally the primary obligor with respect to the goods and services the purchase of which gives rise to the reimbursement obligation; because the Company has discretion in selecting the vendors and suppliers; and because the Company bears the credit risk in the event they do not reimburse the Company. The Company also receives payments from third parties for reimbursement of a portion of the payroll and payroll-related costs for certain of the Company’s personnel allocated to perform services for third parties and reflects these payments on a gross basis.

Termination Fees

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

Development fee revenue is earned through two different sources: (i) the Company performs development services for third parties as an agent and earns fixed development fees based on a percentage of construction costs incurred over the construction period, and (ii) the Company acts as a general contractor on behalf of one of its managed real estate ventures. The Company acts as the principal construction company for the real estate ventures and records gross revenue as it provides construction services based on the quantifiable construction outputs.

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

The Company receives leasing commission income, property management fees and third party development fees. Leasing commission income is earned based on a percentage of gross rental income upon a tenant signing a lease with a third party lessor. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis because such fees are contingent upon the collection of rents. The Company records development fees on a percentage of completion basis.

As of December 31, 2018, the Company has $1.5 million of accounts receivable associated with the Company’s third party management contracts.

Other Income

Other income primarily consists of sundry revenue earned for services provided to tenants. Sundry revenues are recognized simultaneously with the services provided to the Company’s tenants.

Nonfinancial Assets

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

Garza Land Sales

On July 1, 2016, the Company acquired 34.6 acres of land located in Austin, Texas known as the Garza Ranch, for a purchase price of $20.6 million. As of December 31, 2018, the Company sold three parcels containing 8.4 acres, 1.7 acres and 6.6 acres to three unaffiliated third parties. Two of the land parcels were sold to third party developers on January 30, 2017 and April 28, 2017 and the third land parcel was sold to a third party on March 16, 2018. In connection with the agreements of sale, the Company entered into a development agreement and related completion guarantee to construct certain infrastructure improvements to the land. These improvement costs were included in the sale price of each land parcel. Due to the completion guarantee, the Company did not transfer control to the buyers of the land parcels and recognition of the sale was deferred until the improvements were substantially complete. The cash received at settlement was recorded in the “Deferred income, gains and rent” caption on the Company’s consolidated balance sheets.

During the three-month period ended June 30, 2018, the infrastructure improvements were substantially completed. As a result, the Company transferred control of the land parcels to the buyers and recognized the land sales. Accordingly, during the three-month period ended June 30, 2018, the Company applied the cash proceeds received from the settlements of each parcel and recognized an aggregate $2.8 million gain. During the quarter ended December 31, 2018, the Company recognized an additional $0.2 million  gain.

The following table details the gain on sale for each land parcel, as of December 31, 2018 (dollars, in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,515
April 28, 2017	Garza Ranch - Multifamily	Austin, TX	1	8.4	11,800	11,560	1,311
January 30, 2017	Garza Ranch - Hotel	Austin, TX	1	1.7	3,500	3,277	192
Total Dispositions			3	16.7	$29,871	$29,346	$3,018

Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s conclusion under ASC 360-20, and as a result, no cumulative effect adjustment to the consolidated financial statements was necessary as a result of implementing the guidance for the sale of nonfinancial assets.

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

Subaru National Training Center

On December 3, 2015, the Company entered into an agreement to construct an 83,000 square foot build-to-suit service center (the “Subaru NSTC Development”) on land parcels owned by the Company for Subaru as the single tenant. Concurrently, Subaru entered into an 18-year lease for the service center. The lease was classified as a direct finance lease within the “Other assets” caption on the consolidated balance sheets. The lease contained a purchase option, which allowed Subaru to purchase the property at the commencement of the lease, or five years subsequent to inception, at depreciated cost. During the third quarter of 2018, the lease commenced and Subaru exercised its purchase option for the Subaru NSTC Development. In connection with the lease, the Company recognized $1.6 million in interest income during the twelve months ended December 31, 2018, in accordance with accounting guidance for direct finance leases. On December 21, 2018, the Company sold its interest in the Subaru NSTC Development to Subaru for a gross sales price of $45.3 million. The Company received $44.9 million in cash proceeds, after closing costs and prorations.

Income Taxes

Parent Company

The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state (in states that follow federal rules) income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, a nominal provision for federal and state (as applicable) income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state (as applicable) income taxes and may not be able to qualify as a REIT for the four subsequent tax years. The Parent Company is subject to certain local income taxes. Provision for federal income taxes is recorded in the income tax provision line item and state and local income taxes have been included in operating expenses in the Parent Company’s consolidated statements of operations.

The tax basis of the Parent Company’s assets was $3.3 billion and $3.1 billion for the years ended December 31, 2018 and December 31, 2017, respectively.

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2018, 2017 or 2016.

The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items as of December 31, 2018 and December 31, 2017.

During January 2017, the Company placed into service the hotel operations at FMC Tower. In order for the income from hotel property investments to constitute “rents from real property” for purposes of the gross income tests required by the Internal Revenue Service (“IRS”) for REIT qualification, the income the Company earns cannot be derived from the operation of hotels.  Therefore, the Operating Partnership leases our hotel property to its wholly owned taxable REIT subsidiary, BDN Management Inc. (the “BDNM TRS”). The BDNM TRS in turn engages a third-party eligible independent contractor to manage the hotel. The BDNM TRS is consolidated into the Company’s financial statements.

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

The tax basis of the Operating Partnership’s assets was $3.3 billion and $3.1 billion for the years ended December 31, 2018 and December 31, 2017, respectively.

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

Earnings Per Unit

Basic earnings per unit is computed by dividing net income available to common unitholders, as adjusted for unallocated earnings, if any, of certain securities issued by the Operating Partnership, by the weighted average number of common unit equivalents outstanding during the year. Diluted earnings per unit reflects the potential dilution that could occur from units issuable in connection with awards under share-based compensation plans, including upon the exercise of stock options. Anti-dilutive units are excluded from the calculation.

Share-Based Compensation Plans

The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. On May 18, 2017, an additional 2,663,886 awards were authorized for issuance, bringing the total authorized awards to 6,500,000. As of December 31, 2018, 429,434 awards had been granted, 1,295,740 awards were cancelled as a result of stock options that expired during 2018, leaving 7,366,306 awards available for future issuance under the 1997 Plan, which included 964,359 awards for options and share appreciation rights.

The Company incurred share-based compensation expense of $7.6 million during 2018, of which $1.6 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. The Company incurred share-based compensation expense of $6.3 million and $5.6 million during 2017 and 2016, of which $1.2 million and $1.0 million, respectively, were also capitalized. The expensed amounts are included in general and administrative expense on the Company’s consolidated income statement in the respective periods.

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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include non-financial assets and liabilities measured at fair value in a purchase price allocation and the impairment.  The fair values assigned to the Company's purchase price allocations primarily utilize Level 3 inputs. The fair value assigned to the long-lived assets and equity method investments for which there was impairment recorded utilize Level 3 inputs.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-19, which clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. The Company has evaluated the impact of this new guidance and determined that it will have an immaterial impact on its consolidated financial statements.

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

The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Adoption of this ASU has no impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12 to simplify the application of hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update or requires adoption for fiscal years beginning after December 15, 2018. This adoption method requires companies to recognize the cumulative effect of initially applying the guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. Adoption of this standard has no impact on the Company’s financial statements.

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

This package of practical expedients is available as a single election that must be consistently applied to all existing leases at the date of adoption. Lessors that adopt this package are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017, under the ASU. This option enables entities to account for their existing leases for the remainder of the respective lease terms following previous accounting guidance, which eliminates the need to calculate a cumulative adjustment to the opening balance of retained earnings. The Company elected to adopt this practical expedient to implement ASC 842.

In addition, there is a practical expedient that allows the Company to use hindsight when determining the lease term and assessing the fair value of right of use assets. After considering its impact, the Company has decided not to elect the hindsight expedient as part of the application of the modified retrospective transition method. The Company did not adopt the hindsight practical expedient.

Furthermore, in July 2018, the FASB adopted an amendment to the package of practical expedients that provides an optional transition method to make January 1, 2019 the initial application date of the ASU, rather than January 1, 2017. Entities that elect both the package of practical expedients and the optional transitional method will apply the new lease ASU prospectively, to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods. The Company elected to adopt this practical expedient and will only evaluate leases that commenced or are modified subsequent to January 1, 2019.

In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02, Leases (Topic 842). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The Company adopted this ASU and will evaluate land easements entered into subsequent to January 1, 2019

In July 2018, the FASB issued ASU No. 2018-11, an amendment to the lease ASU that will allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if: (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU. The Company adopted this practical expedient and has determined that lease and nonlease components pattern of recognition is the same. As result, lease and nonlease components will be disclosed as a single lease component.

In December 2018, the FASB issued ASU No. 2018-20, an amendment to the lease ASU that will allow lessors to elect to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, those lessors will account for those costs as if they are lessee costs. A lessor making this election will exclude, from the consideration in the contract and from variable payments not included in the consideration in the contract, all collections from lessees of taxes within the scope of the election and will provide certain disclosures. Lessors will allocate certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. After the allocation, the amount of variable payments allocated to the lease components will be recognized as income in profit or loss in accordance with Topic 842, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other Topics, such as Topic 606. The Company has elected to adopt this ASU.

The guidance is effective on January 1, 2019, with early adoption permitted. The ASU is expected to have the following impact on the Company’s consolidated financial statements:

•

Under ASC 842 as a lessor, the Company evaluated its leases and determined that the lease and nonlease components have the same timing and pattern of recognition. As a result, all lease revenue and related tenant reimbursement revenue earned by the Company will be reported within the “Rents” caption of its consolidated statement of operations.

•

Under ASC 842 as lessor, the Company is required to record bad debt expense as a reduction of revenue. The Company’s bad debt expense was previously recorded within the operating expense caption on its consolidated statement of operations.

•

ASC 842 is expected to impact the Company’s consolidated financial statements as the Company has land lease arrangements for which it is the lessee. Based on the Company’s evaluation, it expects to record lease liabilities and right of use assets in the amount of $22.4 million. Additionally, operating expenses are expected increase because of ground rent expense for certain of its CPI indexed ground leases will be recognized on a straight-line basis under the new guidance.

•

The Company evaluated a ground lease at one of its real estate ventures and determined that under ASC 842, its equity in income will decrease annually for its share of additional ground rent expense recorded under ASC 842.

•

The Company will expense additional costs related to leasing efforts under ASC 842 compared to the previous GAAP because certain activities performed by personnel involved in the leasing process will no longer be considered incremental costs to execute a lease agreement. Based on the Company’s analysis, leasing expenses will increase for the year ended December 31, 2019, as internal costs and leasing pursuit costs will be expensed as incurred under ASC 842.

•	The impact of ASC 842 to the Company’s Real Estate Ventures is similar to the items described above.

3. REAL ESTATE INVESTMENTS

As of December 31, 2018 and 2017, the gross carrying value of the operating properties was as follows (in thousands):

	December 31,	December 31,
	2018	2017
Land	$508,363	$492,197
Building and improvements	3,029,427	2,896,113
Tenant improvements	415,529	444,038
Total	$3,953,319	$3,832,348

2018

Acquisitions

On December 19, 2018, the Company acquired an office property containing 120,559 rentable square feet located at 4516 Seton Center Parkway in Austin, Texas, known as Quarry Lake II, for a gross purchase price of $39.5 million. The purchase of Quarry Lake II is an asset acquisition under ASU 2017-01. The Company capitalized $0.1 million of acquisition-related costs and funded the acquisition with a borrowing of $39.0 million from the Company’s unsecured credit facility.

On December 11, 2018, the Company acquired from DRA Advisors (“DRA”), its 50% ownership interest in the G&I Austin Office LLC real estate venture (the “DRA Austin Venture”) for an aggregate purchase price of $535.1 million. The DRA Austin Venture owned twelve office properties (“the Austin Venture Portfolio”) containing an aggregate 1,570,123 square feet located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin Portfolio. The aggregate purchase price includes the carrying amount of the Company’s investment in DRA Austin Venture of $14.6 million. At settlement, the Company assumed $115.5 million of mortgage debt and received a credit at settlement of $130.7 million for a note receivable provided to the DRA Austin Venture on November 1, 2018. This note receivable was used to repay one of DRA Austin Venture’s mortgage loans prior to the December 11, 2018 acquisition date. The Company also obtained working capital of $24.9 million. Subsequent to receiving cash proceeds of $28.3 million for its promoted interest in the DRA Austin Venture and recognizing a remeasurement gain of $103.8 million, reflected in the caption “Net gain on real estate venture transactions” in the consolidated statements of operations, the Company funded the acquisition with an aggregate cash payment of $117.3 million. Additionally, the assumed mortgage debt of $115.5 million was repaid at settlement. Both cash payments were funded through borrowings under the Company’s unsecured credit facility. The Company recognized a $28.3 million gain on its promoted interest in the DRA Austin Venture, reflected in the caption “Gain on promoted interest in unconsolidated real estate venture” in the consolidated statements of operations. The gain on promoted interest was based off of the returns earned over the duration of the DRA Austin Venture and the returns were determined based on operating results and real estate valuation of the venture.

The Company accounted for the acquisition of the Austin Venture Portfolio as an asset acquisition, and as a result, a nominal amount of transaction costs were capitalized to the basis of the acquired properties.

The Company previously accounted for its 50% non-controlling interest in the DRA Austin Venture under the equity method of accounting. As a result of the Company’s acquistion of DRA’s 50% ownership interest in the DRA Austin Venture, the Company obtained control of DRA Austin Venture and the Company’s existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement, including the Company’s entitlement to a distribution on account of its promoted interest.

On June 29, 2018, the Company acquired, through a 99-year ground lease, the leasehold interest in a one-acre land parcel, located at 3025 JFK Boulevard, in Philadelphia, Pennsylvania. The Company prepaid $15.0 million of ground lease rent and, in accordance with ASC 840, capitalized $0.3 million of costs related to entering the lease. Additionally, the ground lease required the Company to pay $5.6 million for a leasehold valuation credit, which can be applied to increase the density of the projects subject to the Schuylkill Yards Project master development agreement. Of this credit, $2.4 million will be applied to the development of 3001-3003 and 3025 JFK Boulevard if the Company constructs a minimum of 1.2 million square feet of floor area ratio (“FAR”) on these land parcels. The remaining credit of $3.2 million can be used for development in excess of 1.2 million FAR at 3001-3003 and 3025 JFK Boulevard or toward future ground lease takedowns at the Schuylkill Yards Development Site. This $3.2 million credit is reimbursed if the master development agreement is terminated by the landowner. Based on the Company’s evaluation under ASC 840, the ground lease is classified as an operating lease. The ground lease and credit are included in the “Prepaid leasehold interests in land held for development, net” and “Other assets” captions, respectively, in the consolidated balance sheets.

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

The Company utilized a number of sources in making estimates of fair value for purposes of allocating the acquisition values to tangible and intangible assets acquired. The acquisition values have been allocated as follows (in thousands):

	Quarry Lake II	Austin Venture Portfolio	Four Tower Bridge
Acquisition Date	12/19/2018	12/11/2018	01/05/2018
Building, land and improvements	$35,120	$457,390	$20,734
Intangible assets acquired	5,809	76,925	3,144
Below market lease liabilities assumed	(1,524)	(13,769)	(182)
Deferred gain (a)	-	14,594	-
Total unencumbered acquisition value	$39,405	$535,140	$23,696
Mortgage debt assumed - at fair value (b)	-	-	(9,940)
Total encumbered acquisition value	$39,405	$535,140	$13,756

Total unencumbered acquisition value	39,405	535,140	23,696
Mortgage debt assumed - at fair value (b)	-	-	(9,940)
Mortgage debt repaid at settlement (c)	-	(115,461)	-
Investment in unconsolidated real estate ventures	-	(14,594)	(3,502)
Gain on promoted interest in unconsolidated real estate venture	-	(28,283)	-
Gain on real estate venture transactions	-	(103,847)	(11,633)
Purchase price reduction for note receivable (d)	-	(130,742)	-
Net working capital assumed	(368)	(24,865)	1,379
Total cash payment at settlement	$39,037	$117,348	$-

Weighted average amortization period of intangible assets	-	5.5 years	4.1 years
Weighted average amortization period of below market liabilities assumed	3.0 years	4.6 years	4.8 years

(a)	Represents a deferred gain resulting recognized at settlement, which resulted in a reduction in the acquisition value.
(b)	The outstanding principal balance on mortgage debt for Four Tower Bridge, assumed on January 5, 2018, was $9.7 million.
(c)	On December 11, 2018, the Company assumed $115.5 million of mortgage debt which was repaid in full at settlement.
(d)	Represents a note receivable due from the DRA Austin Venture that represents a purchase price reduction.

Quarry Lake II contributed approximately $0.1 million of revenue and $0.1 million of net income, included in the Company’s consolidated statements of operations, for the twelve-month period ended December 31, 2018.

Austin Venture Portfolio contributed approximately $3.4 million of revenue and $1.3 million of net loss, included in the Company’s consolidated statements of operations, for the twelve-month period ended December 31, 2018.

Four Tower Bridge contributed approximately $2.8 million of revenue and $0.3 million of net income, included in the Company’s consolidated statements of operations, for the twelve-month period ended December 31, 2018.

The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2018 and December 31, 2017, respectively, as though the acquisition of the Austin Venture Portfolio was completed on January 1, 2017. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands, except for per share amounts).

	December 31,
	2018	2017
Pro forma revenue	$602,713	$582,244
Pro forma net income	134,142	115,475
Pro forma net income available to common shareholders	134,142	115,475

Dispositions

The Company sold the following properties during the twelve-month period ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Type	Number of Properties	Rentable Square Feet	Sales Price	Net Proceeds on Sale	Gain/(Loss) on Sale
December 21, 2018	Subaru National Training Center (a)	Camden, NJ	Mixed-use	1	83,000	$45,300	$44,877	$2,570
December 20, 2018	Rockpoint Portfolio (b)	Herndon, VA	Office	8	1,293,197	312,000	262,442	397
June 21, 2018	20 East Clementon Road	Gibbsboro, NJ	Office	1	38,260	2,000	1,850	(35)
Total Dispositions				10	1,414,457	$359,300	$309,169	$2,932

(a)

During the second quarter of 2018, Subaru exercised its purchase option under the lease agreement for the Subaru NSTC and the sale occurred during the fourth quarter of 2018. See Note 2, “Summary of Significant Accounting Policies,” for further discussion of the lease agreement and related revenue recognition.

(b)

On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment (the “Rockpoint Portfolio”) to a newly-formed joint venture (the “Herndon Innovation Center Metro Portfolio Venture, LLC”) for a gross sales price of $312.0 million. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center Metro Portfolio Venture, LLC, respectively. The Herndon Innovation Center Metro Portfolio Venture, LLC funded the acquisition with $265.2 million of cash, which was distributed to the Company at closing. After funding its share of closing costs and working capital contributions of $2.2 million and $0.6 million, respectively, the Company received $262.4 million of cash proceeds at settlement. The Company recorded an impairment charge of $56.9 million for the Rockpoint Portfolio during the third quarter of 2018. The Company recorded a $0.4 million gain on sale, which represents an adjustment to estimated closing costs used to determine the impairment charge in the third quarter of 2018. For further information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures.”

The Company sold the following land parcels during the twelve-month period ended December 31, 2018 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 16, 2018	Garza Ranch - Office	Austin, TX	1	6.6	$14,571	$14,509	$1,515	(a)
January 10, 2018	Westpark Land	Durham, NC	1	13.1	485	412	22
Total Dispositions			2	19.7	$15,056	$14,921	$1,537

(a)

As of March 31, 2018, the Company had not transferred control to the buyer of this land parcel, or two other parcels at this site which were sold during 2017, because of a completion guarantee which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The cash received at settlement was recorded as “Deferred income, gains and rent” on the Company’s consolidated balance sheets. During the three months ended June 30, 2018, the infrastructure improvements were substantially completed, at which time the Company transferred control of the land parcels. As a result, the Company then recognized the sales of the three land parcels during 2018 and recorded an aggregate $2.8 million gain. During the quarter ended December 31, 2018, the Company recognized an additional $0.2 million gain. See Note 2, “Summary of Significant Accounting Policies,” for further discussion of the infrastructure improvements and related revenue recognition.

The sales of property and land referenced above do not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

Held for Use Impairment

As of December 31, 2018, the Company evaluated the recoverability of the carrying values of certain properties that triggered an assessment under the undiscounted cash flow model. Based on its evaluation, the Company determined it would not recover the carrying value of one property in its Other segment, 1900 Gallows Road, located in Vienna, Virginia, due to a reduction in the intended hold period. Accordingly, the Company recorded an impairment charge of $14.8 million at December 31, 2018, reflected in the results for the twelve-month period ended December 31, 2018, which reduced the carrying value of the property from $52.8 million to its estimated fair value of $38.0 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and a residual capitalization rate and discount rate of 7.5% and 9.5%, respectively. The result was comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

Held for Sale

The following is a summary of properties classified as held for sale but which did not meet the criteria to be classified within discontinued operations at December 31, 2018 (in thousands):

	Held for Sale Properties
	December 31, 2018
	Pennsylvania Suburbs - Land (a)	Other - Land (a)	Total
ASSETS HELD FOR SALE
Real estate investments:
Land inventory	$4,254	$7,345	$11,599
Total real estate investments	4,254	7,345	11,599
Total assets held for sale, net	$4,254	$7,345	$11,599

(a) As of December 31, 2018, the Company determined that the sales of one land parcel in its Pennsylvania Suburbs segment and two parcels of land in its Other segment were probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, there is no impairment. The fair value measurement will be based on the pricing in the purchase and sale agreements.

The disposals of the properties referenced above do not represent a strategic shift that has a major effect on the operations and financial results of the Company. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

Held for Sale Impairment

As of September 30, 2018, the Company determined that the sale of eight office properties, known as the Rockpoint Portfolio, containing 1,293,197 rentable square feet, in the Metropolitan Washington, D.C. segment, was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. At such date, the $366.0 million carrying value of the properties exceeded the estimated $309.1 million fair value less the anticipated costs of sale. As a result, the Company recognized an impairment loss totaling approximately $56.9 million during the three-month period ended September 30, 2018. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates of 7.47% and 8.60%, respectively. The results were comparable to indicative pricing in the market. As significant inputs to the model are unobservable, the Company determined that the value determined for this property falls within Level 3 fair value reporting. The Rockpoint Portfolio was sold during the fourth quarter of 2018. See the “Dispositions” section above for further information relating to this sale.

2017

Acquisitions

On October 13, 2017, the Company acquired, through a 99-year prepaid ground lease, the leasehold interest in an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as The Bulletin Building, for a gross purchase price of $35.0 million. The purchase of The Bulletin Building is an asset acquisition under ASU 2017-01. As such, the Company capitalized $2.8 million of acquisition-related costs. The Company utilized a number of sources in making estimates of fair value for purposes of allocating the purchase price to tangible and intangibles assets acquired. The purchase price has been allocated as follows (in thousands):

October 13, 2017
Building and improvements	$30,583
Construction-in-progress	672
Intangible assets acquired (a)	10,575
Below market lease liabilities assumed (b)	(4,055)
$37,775

(a)	Weighted average amortization period of 7.9 years.
(b)	Weighted average amortization period of 7.0 years.

The Bulletin Building contributed approximately $1.2 million of revenue and approximately $0.4 million of net loss in the Company’s consolidated statements of operations, for the period from October 13, 2017 through December 31, 2017.

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

2016

Acquisition

On July 1, 2016, the Company acquired 34.6 acres of land located in Austin, Texas known as the Garza Ranch for a gross purchase price of $20.6 million. The Company accounted for this transaction as an asset acquisition and capitalized approximately $1.9 million of acquisition related costs and closing costs as part of land held for development on its consolidated balance sheet. The Company funded the acquisition with $20.4 million of available corporate funds, net of prorations and other adjustments. As of December 31, 2017, the Company sold 9.5 acres (of the 34.6 acres) to two unaffiliated third parties. As of December 31, 2016, the land under this agreement of sale did not meet the criteria to be classified as held for sale. The Company had a continuing involvement through a completion guaranty, which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. See “2017” section above for information related to the sale of 1.7 acres.

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

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of December 31, 2018, the Company held ownership interests in ten unconsolidated Real Estate Ventures for an aggregate investment balance of $169.1 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of December 31, 2018, six of the real estate ventures owned properties that contained an aggregate of approximately 5.8 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 15% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $6.3 million, $6.4 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $2.5 million, $4.5 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company has outstanding accounts receivable balances from its Real Estate Ventures of $0.8 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

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

The Company’s investment in Real Estate Ventures as of December 31, 2018 and 2017, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2018 and 2017 was as follows (in thousands):

	Ownership	Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%		Current Interest	Debt
	Percentage (a)	2018	2017	2018	2017	2018	2017	Rate	Maturity
Office Properties
Brandywine-AI Venture LLC (b)	50%	$11,731	$43,560	$(14,559)	$(4,465)	$26,111	$93,117	4.65%	(c)
Rockpoint Venture (d)	15%	47,834	-	83	-	-	-
MAP Venture (e)	50%	11,173	15,450	(2,155)	(3,443)	185,000	180,800	L+2.45%	Aug 2023 (e)
PJP VII	25%	1,100	1,156	157	175	3,777	4,792	L+2.65%	Dec 2019
PJP II	30%	663	604	179	72	2,214	2,564	6.12%	Nov 2023
PJP VI	25%	125	179	71	38	7,069	7,370	6.08%	Apr 2023
DRA (G&I) Austin (f)	50%	-	13,972	1,687	(989)	-	249,481
Four Tower Bridge (g)	65%	-	3,032	-	746	-	9,749

Other
Brandywine 1919 Ventures (h)	50%	19,897	22,268	253	(194)	88,860	88,860	4%	Jun 2023 (i)
HSRE-BDN I, LLC	50%	-	17,671	(358)	449	-	110,886
TB-BDN Plymouth Apartments (j)		-	-	-	99	-	-

Development Properties
4040 Wilson (k)	50%	37,371	37,179	(192)	(255)	57,288	6,664	L+2.75%	Dec 2021
51 N Street	70%	21,368	21,212	(137)	(176)	-	-
1250 First Street Office	70%	17,838	17,867	(260)	(149)	-	-
Seven Tower Bridge (g)	20%	-	471	-	(214)	-	14,629
		$169,100	$194,621	$(15,231)	$(8,306)	$370,319	$768,912

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
(b)

See “Brandywine - AI Venture: Station Square and 7101 Wisconsin Avenue” and “Brandywine - AI Venture: Other Than Temporary Impairment” sections below for information discussing activity that occurred during 2018 and 2017 relating to this venture.

(c)

The debt for these properties is comprised of one fixed rate mortgage: (1) $26.1 million with a 4.65% fixed interest rate due January 1, 2022. On December 28, 2018, the BDN – AI Venture repaid its $66.5 million mortgage with a fixed interest rate of 3.22% upon the disposition of three properties known as Station Square.

(d)  On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment, known as the Rockpoint Portfolio, to a newly-formed joint venture, known as the Herndon Innovation Center Metro Portfolio Venture, LLC, for a gross sales price of $312.0 million. Rockpoint and the Company own 85% and 15% interests in the Herndon Innovation Center Metro Portfolio Venture, LLC, respectively. See “Herndon Innovation Center Metro Portfolio Venture, LLC” section below for further details.

(e)

On August 1, 2018, the MAP Venture refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.

(f)

See “Austin Venture” section below for information discussing the Company’s purchase of its partner’s entire 50% interest in the twelve remaining properties within the Austin Venture on December 11, 2018.

(g)

On January 5, 2018, the Company exchanged its 20% interest in Seven Tower Bridge to acquire the remaining 35% interest in Four Tower Bridge. For further information regarding the accounting of the transaction, see “Four Tower Bridge Acquisition” section below.

(h)  The basis difference associated with this venture is allocated between cost and the underlying equity in the net assets of the investee and is accounted for as if the entity were consolidated (i.e., allocated to the Company’s relative share of assets and liabilities with an adjustment to recognize equity in earnings for the appropriate depreciation/amortization).

(i)

On June 26, 2018, each of the Company and its partner, LCOR/Calstrs, provided a $44.4 million mortgage loan to Brandywine 1919 Ventures. As a result, the Company recorded a related-party note receivable of $44.4 million in the “Other assets” caption on its consolidated balance sheets. The loans bear interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. On June 26, 2018, Brandywine 1919 Ventures used the loan to repay the venture’s then outstanding $88.8 million construction loan, comprised of $88.6 million in principal and $0.2 million of accrued interest.

(j)	On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, LP.
(k)	During the fourth quarter of 2017, 4040 Wilson obtained a secured construction loan with a total borrowing capacity of $150.0 million.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
	DRA (G&I) Austin (a)	Brandywine-AI Venture LLC	evo at Cira Centre South (b)	Other	Total
Net property	$-	$47,043	$-	$788,940	$835,983
Other assets	-	11,206	-	148,293	159,499
Other liabilities	-	2,002	-	83,679	85,681
Debt, net	-	26,020	-	339,687	365,707
Equity (c)	-	30,227	-	513,867	544,094

	December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Net property	$263,557	$158,960	$143,990	$517,458	$1,083,965
Other assets	42,272	24,181	8,563	86,916	161,932
Other liabilities	24,131	4,493	1,648	67,435	97,707
Debt, net	248,700	92,917	110,136	314,667	766,420
Equity (c)	32,998	85,731	40,769	222,272	381,770
(a)	On December 11, 2018, the Company acquired DRA’s 50% ownership interest in the DRA Austin Venture for an aggregate purchase price of $535.1 million. See “Austin Venture” section below.
(b)	On January 10, 2018, HSRE-BDN I, LLC (evo at Cira Centre South) sold the 345-unit student housing tower, its sole operating asset. See “evo at Cira Disposition” section below.
(c)

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests as of December 31, 2018, 2017 and 2016 (in thousands):

	Twelve-month period ended December 31, 2018
	DRA (G&I) Austin	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Revenue	$53,476	$23,515	$163	$88,172	$165,326
Operating expenses	(22,994)	(10,483)	(256)	(48,302)	(82,035)
Interest expense, net	(9,083)	(3,478)	(123)	(17,090)	(29,774)
Depreciation and amortization	(19,226)	(8,991)	(409)	(25,200)	(53,826)
Provision for impairment	-	(20,832)	-	-	(20,832)
Loss on extinguishment of debt	(356)	(695)	-	(334)	(1,385)
Net income (loss)	$1,817	$(20,964)	$(625)	$(2,754)	$(22,526)
Ownership interest %	50%	50%	50%	(a)
Company's share of net income (loss)	$909	$(10,482)	$(313)	$(2,038)	$(11,924)
Other-than-temporary impairment (b)	-	(4,076)	-	-	(4,076)
Basis adjustments and other	778	(1)	(45)	37	769
Equity in income (loss) of Real Estate Ventures	$1,687	$(14,559)	$(358)	$(2,001)	$(15,231)

	Twelve-month period ended December 31, 2017
	DRA (G&I) Austin	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Revenue	$85,500	$29,500	$12,285	$88,986	$216,271
Operating expenses	(35,997)	(12,298)	(3,075)	(47,970)	(99,340)
Interest expense, net	(13,985)	(4,707)	(4,092)	(17,429)	(40,213)
Depreciation and amortization	(34,026)	(11,428)	(4,512)	(28,474)	(78,440)
Loss on extinguishment of debt	(2,613)	(811)	-	-	(3,424)
Net income (loss)	$(1,121)	$256	$606	$(4,887)	$(5,146)
Ownership interest %	50%	50%	50%	(a)
Company's share of net income (loss)	$(560)	$128	$303	$(1,735)	$(1,864)
Other-than-temporary impairment (b)	-	(4,844)	-	-	(4,844)
Basis adjustments and other	(429)	251	146	(1,566)	(1,598)
Equity in income (loss) of Real Estate Ventures	$(989)	$(4,465)	$449	$(3,301)	$(8,306)

	Twelve-month period ended December 31, 2016
	DRA (G&I) Austin	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Revenue	$85,749	$31,047	$12,393	$85,263	$214,452
Operating expenses	(37,643)	(13,654)	(3,183)	(48,712)	(103,192)
Provision for impairment (c)	-	(10,476)	-	-	(10,476)
Interest expense, net	(15,052)	(5,825)	(3,230)	(16,207)	(40,314)
Depreciation and amortization	(38,365)	(12,811)	(4,512)	(30,050)	(85,738)
Net income (loss) (d)	$(5,311)	$(11,719)	$1,468	$(9,706)	$(25,268)
Ownership interest %	50%	50%	50%	(a)
Company's share of net income (loss)	$(2,656)	$(5,860)	$734	$(4,719)	$(12,501)
Basis adjustments and other	776	(35)	109	148	998
Equity in income (loss) of Real Estate Ventures	$(1,880)	$(5,895)	$843	$(4,571)	$(11,503)

(a)

See above table, which discloses the Company’s investment in Real Estate Ventures as of December 31, 2018 and 2017, for the Company’s unconsolidated ownership interests, subject to specified priority allocations of distributable cash, in certain of the Real Estate Ventures.

(b)	See “Brandywine - AI Venture: Other Than Temporary Impairment” section below.
(c)	See “Brandywine - AI Venture: Station Square Impairment” section below.
(d)	During the year ended December 31, 2016, there were $7.1 million of acquisition deal costs related to the formation of the MAP Venture.

As of December 31, 2018, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2019	$4,998
2020	1,290
2021	58,651
2022	25,277
2023	280,005
Thereafter	98
Total principal payments	370,319
Net deferred financing costs	(4,612)
Outstanding indebtedness	$365,707

Herndon Innovation Center Metro Portfolio Venture, LLC

On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment, to a newly-formed joint venture, known as the Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”), for a gross sales price of $312.0 million. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center, respectively. The Herndon Innovation Center funded the acquisition with $265.2 million of cash, which was distributed to the Company at closing. After funding its share of closing costs and working capital contributions of $2.2 million and $0.6 million, respectively, the Company received $262.4 million of cash proceeds at settlement and was given a $47.7 million capital credit for its share of the fair value of the Herndon Innovation Center. The Company recorded an impairment charge of $56.9 million for the Herndon Innovation Center during the third quarter of 2018. The Company recorded a $0.4 million gain on sale, which represents an adjustment to estimated closing costs used to determine the impairment charge in the third quarter of 2018. As part of the transaction, the Company’s subsidiary management company executed an agreement with the Herndon Innovation Center to provide property management and leasing services to the Herndon Innovation Center.

Based on the facts and circumstances at the formation of the Herndon Innovation Center, the Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Herndon Innovation Center. Based upon each member's substantive participating rights over the activities of the Herndon Innovation Center under the operating and related agreements of the Herndon Innovation Center, it is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result, the Company measured its equity interest at fair value based on the fair value of the Herndon Innovation Center properties and the distribution provisions of the real estate venture agreement. Since the Company retains a non-controlling interest in the Herndon Innovation Center and there are no other facts and circumstances that preclude the consummation of a sale, the contribution qualifies as a sale of a nonfinancial asset under the relevant guidance.

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

DRA owned a 50% interest in the Austin Venture and the Company owned a 50% interest in the Austin Venture, subject to the Company’s right to receive up to an additional 10% of distributions.

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

The Company measured its equity interest at fair value based on the fair value of the Austin Properties and the distribution provisions of the real estate venture agreement. Since the Company retained a noncontrolling interest in the Austin Properties and there were no other facts and circumstances that precluded the consummation of a sale, the contribution qualified as a partial sale of real estate under the relevant guidance for sales of real estate.

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

On October 18, 2017, the Austin Venture sold eight office properties in Austin, Texas containing 1,164,496 square feet for a gross sales price of $333.3 million. Seven of the properties were encumbered by $151.0 million of mortgage debt. The Company’s share of cash proceeds, after payment of the of the mortgage debt, closing costs and prorations, was $86.4 million. The Company’s share of the Austin Venture’s gain on sale was $40.1 million. Additionally, the Company recognized a deferred gain on sale of $12.1 million, which was established on the Company’s consolidated balance sheets when certain assets were contributed to the Austin Venture on October 16, 2013. In accordance with the relevant guidance for the sales of real estate, the contributed properties qualified as a partial sale and a portion of the gain was deferred and accreted. The Company met the criteria to recognize the unaccreted portion of the deferred gain on the partial sale as the sales process was complete upon the Austin Venture selling the properties to a third party.

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

On December 11, 2018, the Company acquired DRA’s 50% ownership interest in the DRA Austin Venture for an aggregate purchase price of $535.1 million. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. See Note 3, "Real Estate Investments," for further information.

Brandywine - AI Venture: Station Square Impairment

On July 10, 2012, Brandywine – AI Venture (the “AISS Venture”), an unconsolidated real estate venture in which the Company owns a 50% interest, acquired a three building office portfolio totaling 497,896 net rentable square feet in Silver Spring, Maryland, known as Station Square, valued at $120.6 million. During the period ended September 30, 2016, the AISS Venture recorded a $10.4 million held for use impairment charge related to Station Square, which is included in the Company’s Metropolitan D.C. segment. The Company's share of this impairment charge was $5.2 million and is reflected in equity in loss of Real Estate Ventures in its consolidated statement of operations for the period ended December 31, 2016.  The fair value of the Station Square properties was primarily determined based on offers received for the properties. The remaining properties in the AISS Venture were evaluated for impairment, and based on an undiscounted cash flow analysis, no additional other than temporary impairment was identified.

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

Brandywine - AI Venture: Station Square and 7101 Wisconsin Avenue

On December 28, 2018, the BDN – AI Venture sold three properties containing an aggregate of 510,202 rentable square feet located in Silver Spring, Maryland (“Station Square”), for a gross sales price of $107.0 million. At the time of sale, the properties were encumbered by a $66.5 million first mortgage financing, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.7 million. Net of the first mortgage payoff and closing costs, BDN – AI Venture received cash proceeds of $34.8 million. For the Company’s 50% interest in BDN – AI Venture, it received net cash proceeds of $17.4 million and recognized a $1.5 million gain on the sale. Subsequent to the sale transaction, the BDN – AI Venture continues to own two properties containing an aggregate of 364,277 rentable square feet.

On September 14, 2017, the BDN – AI Venture sold 7101 Wisconsin Avenue, a property containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by $37.4 million first mortgage financing, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.8 million. Net of the first mortgage payoff and closing costs, BDN – AI Venture received cash proceeds of $63.6 million. For the Company’s 50% interest, it received net cash proceeds of $31.8 million and recognized a $13.8 million gain on the sale transaction. Subsequent to the sale transaction, the BDN-AI Venture continued to own five properties containing an aggregate of 874,479 rentable square feet.

Brandywine - AI Venture: Fairview Park Drive Impairment

During the period ended December 31, 2018, the BDN – AI Venture recorded a $20.8 million held for use impairment charge related to 3141 Fairview Park Drive and 3130 Fairview Park Drive (the “Fairview Properties”). As of December 31, 2018, after the $20.8 million impairment charge, the carrying value of the properties was $50.4 million. The Company’s share of this impairment charge was $10.4 million and is reflected in the “Equity in loss of Real Estate Ventures” caption in the consolidated statements of operations for the period ended December 31, 2018. Subsequent to recording this impairment charge, the Company had a net basis of $15.8 million in the venture. The BDN – AI Venture measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 8.00% and 9.50% for 3130 Fairview Park Drive, and 8.00% and 8.00% for 3141 Fairview Park Drive, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

The Company evaluated for other than temporary impairment in its investment in the BDN – AI Venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment in the BDN – AI Venture was determined to be the level of account for evaluation of other than temporary impairment.  The impairment recorded on the two properties was deemed to be an event that indicates the carrying amount of the investment might not be recoverable.  Following the recognition of the Company’s proportionate share of the impairment charge through the “Equity in loss of Real Estate Ventures” caption in its consolidated statements of operations for the period ended December 31, 2018, the Company evaluated the fair value of its investment in the BDN – AI Venture through a hypothetical liquidation at book value method.  An other than temporary impairment was identified. See “Brandywine - AI Venture: Other Than Temporary Impairment” section below for further details.

Brandywine - AI Venture: Other Than Temporary Impairment

As of December 31, 2018, the Company evaluated the recoverability of its investment basis in BDN – AI Venture utilizing a discounted cash flow model. Based on the Company’s evaluation of the fair value of the Company’s investment in the two properties that remained owned by the BDN – AI Venture subsequent to the disposition of Station Square, the Company determined that a persistent weak demand for office space and intense competition for tenants at the Fairview Properties had reduced the Company’s share of the fair value of the remaining properties to be less than its investment basis in BDN – AI Venture. As a result, the Company concluded that the decline in value was other than temporary. As of December 31, 2018, subsequent to recording a $4.1 million impairment charge, which was recorded within the “Equity in Loss of Real Estate Ventures” caption in the consolidated statements of operations, the Company had a net basis of $11.7 million in the venture.

Determining the current fair value of the Company’s investment is based on a number of factors that are difficult to predict. The market may decline further and future impairment charges may be needed. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years, a residual capitalization rate of 8.0% and discount rates ranging from 9.0% to 9.5%. The assumptions to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy established by Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurements and Disclosures.”

As of September 30, 2017, the Company evaluated the recoverability of its investment basis in BDN – AI Venture utilizing a discounted cash flow model. Based on the Company’s evaluation of the fair value of the Company’s investment in the five properties that remained owned by the BDN – AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, the Company determined that a persistent weak demand office for space and intense competition for tenants had reduced the Company’s share of the fair value of the remaining properties to be less than its investment basis in BDN – AI Venture. As a result, the Company concluded that the decline in value was other than temporary. As of September 30, 2017, subsequent to recording a $4.8 million other than temporary impairment charge, which was recorded within the “Equity in Loss of Real Estate Ventures” caption in the consolidated statements of operations, the Company had a net basis of $44.3 million in the venture.

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

The MAP Venture leases the Land Parcels through a ground lease that extends through February 2115.  Annual payments by the MAP Venture, as tenant under the Ground Leases, initially total $11.9 million and increase 2.5% annually through November 2025. Thereafter, annual rental payments increase by 2.5% or CPI at the discretion of the lessor.

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

On August 1, 2018, MAP Venture refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.

The Company accounts for its investment in the MAP Venture under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of the MAP Venture’s third party debt financing, the Company reassessed its consolidation conclusion. The Company determined that this Real Estate Venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs because MAP Venture, through the refinancing of the third-party debt financing and without further support from the Company or its partner in the venture, demonstrated that it has sufficient equity at risk to finance its activities. As a result, the Company is using the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate MAP Venture. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of MAP Venture under the operating agreement and related agreements, MAP Venture is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over MAP Venture; therefore, it was not required to remeasure its previously held equity interest to fair value.

Brandywine 1919 Ventures

On January 20, 2011, the Company acquired a one acre parcel of land in Philadelphia, Pennsylvania for $9.3 million. The Company thereafter contributed the acquired land into a then newly-formed general partnership, referred to as “1919 Ventures” in return for a 50.0% general partner interest, with the remaining 50% interest owned by an unaffiliated third party, who contributed cash in exchange for its interest.  On October 15, 2014, the Company acquired the 50% interest of the unaffiliated third party at fair value, which approximates carrying value. No remeasurement gain or loss on the Company’s previous investment was recorded at that time.

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

On October 27, 2014, 1919 Ventures announced a planned 29-story, 455,000 square foot contemporary glass tower development. The tower is a mixed-use development consisting of 321 luxury apartments, 24,000 square feet of commercial space and a 215-car structured parking facility. Development was substantially completed as of September 30, 2016. As of December 31, 2017, $88.9 million was outstanding on the mortgage loan and equity contributions of $29.6 million had been funded by each of the Company and LCOR.

On June 26, 2018, each of the Company and its partner, LCOR/Calstrs, provided a $44.4 million mortgage loan to Brandywine 1919 Ventures. As a result, the Company recorded a related-party note receivable of $44.4 million in the “Other assets” caption on its consolidated balance sheets. The loans bear interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. On June 26, 2018, Brandywine 1919 Ventures used the loan to repay the venture’s then outstanding $88.8 million construction loan, comprised of $88.6 million in principal and $0.2 million of accrued interest. On an ongoing basis, the Company will evaluate its loan for collectability. There are no collectability concerns as of December 31, 2018.

The Company accounts for its investment in 1919 Ventures under the equity method of accounting. Based upon the reconsideration event caused by the refinancing of 1919 Ventures’ construction facility, the Company reassessed its consolidation conclusion. The Company determined that this real estate venture is no longer a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company is using the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate 1919 Ventures. The partner mortgage loans do not impact the controlling rights within the partnership agreements or provide the partners with additional rights through the mortgage loans. Based upon each member's substantive participating rights over the activities that significantly impact the operations and revenues of 1919 Ventures under the operating agreement and related partnership agreements, 1919 Ventures is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result of this transaction, the Company did not gain a controlling financial interest over 1919 Ventures; therefore, it was not required to remeasure its previously held equity interest to fair value.

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

On January 10, 2018, evo at Cira, a real estate venture in which the Company held a 50% interest, sold its sole asset, a 345-unit student housing tower, at a gross sales value of $197.5 million. The student housing tower, located in Philadelphia, Pennsylvania, was encumbered by a secured loan with a principal balance of $110.9 million at the time of sale, which was repaid in full from the sale proceeds. The Company’s share of net cash proceeds from the sale, after debt repayment and closing costs, was $43.0 million. As the Company’s investment basis was $17.3 million, a gain of $25.7 million was recorded within the “Net gain on real estate venture transactions’ caption in the consolidated statements of operations.

The Parc at Plymouth Meeting Venture

On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which the Company was allocated 50% for its interest.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, were $27.2 million.  The carrying amount of the Company’s investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of an interest in the real estate venture which was recorded within the “Net gain on real estate venture transactions’ caption in the consolidated statements of operations.

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

4040 Wilson Venture

On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”) a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson expects to develop a 427,500 square foot mixed-use building representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. As of December 31, 2018, the Company and Ashton Park had each made a total of $36.9 million in capital contributions to the venture. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. As of December 31, 2018, $57.3 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building.

Based upon the facts and circumstances at the formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member’s shared power over the activities of 4040 Wilson under the operating and related agreements, and the Company’s lack of control over the development and construction phases of the project, 4040 Wilson is not consolidated by the Company and is accounted for under the equity method of accounting.

Guarantees

As of December 31, 2018, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $370.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary carve-outs. As of December 31, 2018, the loans for which there is recourse to the Company consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.8 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. DEFERRED COSTS

As of December 31, 2018 and 2017, the Company’s deferred costs (assets) were comprised of the following (in thousands):

	December 31, 2018
	Total Cost	Amortization	Deferred Costs, net
Leasing costs	$144,831	$(56,846)	$87,985
Financing costs - Revolving Credit Facility	6,298	(3,208)	3,090
Total	$151,129	$(60,054)	$91,075

	December 31, 2017
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$154,481	$(59,046)	$95,435
Financing costs - Revolving Credit Facility	3,595	(2,335)	1,260
Total	$158,076	$(61,381)	$96,695

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized internal direct leasing costs of $3.9 million, $4.6 million and $5.0 million, respectively, in accordance with the accounting standard for the capitalization of leasing costs.

6. INTANGIBLE ASSETS

As of December 31, 2018 and 2017, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$181,887	$(53,376)	$128,511
Tenant relationship value	$9,564	(8,551)	1,013
Above market leases acquired	$4,966	(3,142)	1,824
Total intangible assets, net	$196,417	$(65,069)	$131,348

Acquired lease intangibles, net:
Below market leases acquired	$49,655	$(17,872)	$31,783

	December 31, 2017
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$108,060	$(47,003)	$61,057
Tenant relationship value	11,201	(9,275)	1,926
Above market leases acquired	4,545	(2,556)	1,989
Total intangible assets, net	$123,806	$(58,834)	$64,972

Acquired lease intangibles, net:
Below market leases acquired	$36,213	$(15,939)	$20,274

For the year ended December 31, 2018 the Company accelerated the amortization of intangible assets by approximately $0.7 million as a result of tenant move-outs prior to the end of the associated lease term. For each of the years ended December 31, 2017 and 2016, this amount was $0.6 million. For the years ended December 31, 2018, 2017, and 2016, the Company accelerated the amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.

As of December 31, 2018, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2019	$41,968	$7,403
2020	28,393	5,707
2021	20,128	4,302
2022	12,791	2,654
2023	9,756	2,094
Thereafter	18,312	9,623
Total	$131,348	$31,783

7. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$82,805	$84,440	3.98%		May 2020
Four Tower Bridge	9,526	-	4.50%	(a)	Feb 2021
One Commerce Square	120,183	123,667	3.64%		Apr 2023
Two Commerce Square	110,518	112,000	4.51%		Apr 2023
Principal balance outstanding	323,032	320,107
Plus: fair market value premium (discount), net	(1,759)	(2,325)
Less: deferred financing costs	(404)	(566)
Mortgage indebtedness	$320,869	$317,216

UNSECURED DEBT
$600 million Unsecured Credit Facility	$92,500	$-	LIBOR + 1.10%		Jul 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	(b)	Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%		Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%		Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%		Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%		Jul 2035
Principal balance outstanding	1,721,110	1,628,610
Plus: original issue premium (discount), net	(4,096)	(4,423)
Less: deferred financing costs	(9,837)	(10,575)
Total unsecured indebtedness	$1,707,177	$1,613,612
Total Debt Obligations	$2,028,046	$1,930,828
(a)	This loan was assumed upon acquisition of the related property on January 5, 2018. The interest rate reflects the market rate at the time of acquisition.
(b)

On December 13, 2018, the Company amended and restated its $250.0 million seven-year term loan maturing October 8, 2022. In connection with the terms of the amendment, the credit spread on the term loan decreased from LIBOR plus 1.80% to LIBOR plus 1.25%, reducing the Company’s effective interest rate by 0.55%. Through a series of interest rate swaps, the $250.0 million outstanding balance of the term loan has a fixed interest rate of 2.87%.

During 2018, 2017, and 2016, the Company’s weighted-average effective interest rate on its mortgage notes payable was 4.05%, 4.04%, and 4.03%, respectively.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

On July 17, 2018, the Company amended and restated its revolving credit agreement (as amended and restated, the “2018 Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate; and (v) removed the covenant requiring the Company to maintain a minimum net worth. In connection with the amendments, the Company capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.

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

The terms of the 2018 Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iii) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (v) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the 2018 Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes.

The Company had $92.5 million of borrowings under the 2018 Credit Facility as of the twelve-month period ended December 31, 2018. During the twelve months ended December 31, 2018, the weighted-average interest rate on 2018 Credit Facility borrowings was 3.24% resulting in $1.0 million of interest expense. As of December 31, 2018, the effective interest rate on 2018 Credit Facility borrowings was 3.61%. As of December 31, 2017, the Company had no borrowings under the Credit Facility. During the twelve months ended December 31, 2017, the weighted-average interest rate on Credit Facility borrowings was 2.28% resulting in $2.6 million of interest expense.

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

The following table provides additional information on the Company’s repurchase of $325.0 million in the aggregate principal amount of its outstanding unsecured notes (consisting of the 2018 Notes, as indicated above) during the twelve months ended December 31, 2017 (in thousands). There were no repurchases of unsecured debt during the twelve months ended December 31, 2018 or 2016.

Notes	Principal	Repurchase Amount (a)	Loss on Early Extinguishment of Debt (b)
2018 4.95% Notes	$325,000	$330,792	$(3,933)
(a)	Includes prepayment penalties with respect to the redemption of debt.
(b)	Includes unamortized balance of the original issue discount and deferred financing costs.

The Company was in compliance with all financial covenants as of December 31, 2018. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

As of December 31, 2018, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2019	$7,595
2020	87,226
2021	15,143
2022	348,832
2023	556,736
Thereafter	1,028,610
Total principal payments	2,044,142
Net unamortized premiums/(discounts)	(5,855)
Net deferred financing costs	(10,241)
Outstanding indebtedness	$2,028,046

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2018 and 2017, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2018 and 2017 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses because they are short-term in duration.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,288,024	$1,262,570	$1,286,573	$1,314,900
Variable rate debt	$419,153	$402,924	$327,039	$308,872
Mortgage notes payable	$320,869	$318,515	$317,216	$304,665
Notes receivable (b)	$47,771	$47,747	$3,532	$3,605

(a)

The carrying amounts presented in the table above are net of deferred financing costs of $7.9 million and $8.9 million for unsecured notes payable, $5.1 million and $1.3 million for variable rate debt and $0.4 million and $0.6 million for mortgage notes payable as of December 31, 2018 and December 31, 2017, respectively.

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

As of December 31, 2018, notes receivable also consisted of a $3.4 million note receivable that was provided to a third party to acquire a property. The mortgage bears interest at 7.0% through March 2019 and 8.0% interest thereafter until its maturity date in March of 2020. The loan principal amortizes down to the balloon payment of $3.1 million which the Company expects to receive at maturity of the note in March of 2020.

The Company periodically assesses collectability of the notes receivable in accordance with the accounting standard for loan receivables. As of December 31, 2018, the Company’s notes receivable are collectible.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of December 31, 2018 and December 31, 2017.  For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2018. Current estimates of fair value may differ from the amounts presented herein.

9. RISK MANAGEMENT AND USE OF DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management

In the course of its ongoing business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is primarily the risk of inability or unwillingness of tenants to make contractually required payments and of counterparties on derivatives contracts to fulfill their obligations. Market risk is the risk of declines in the value of Company properties due to changes in rental rates, interest rates, supply and demand of similar products and other market factors affecting the valuation of properties.

Risks and Uncertainties

In the U.S., market and economic conditions have been improving, resulting in an increase of the volume of real estate transactions in the market. If the economy deteriorates, vacancy rates may increase through 2019 and possibly beyond. The financial markets also have an effect on the Company’s Real Estate Venture partners and contractual counterparties, including counterparties in derivative contracts.

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

The Company was in compliance with all financial covenants as of December 31, 2018. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict management’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2018 and December 31, 2017. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2018	12/31/2017				12/31/2018	12/31/2017
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$7,008	$5,694
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	292	25
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	183	59
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

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

Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of December 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2018. Current estimates of fair value may differ from the amounts presented herein.

Concentration of Credit Risk

Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2018, 2017 and 2016.

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

Operating Partnership

The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2018 and December 31, 2017, was $10.1 million and $15.2 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value.  The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $12.6 million and $26.9 million, respectively, as of December 31, 2018 and December 31, 2017.

11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$137,289	$137,289	$121,859	$121,859	$40,501	$40,501
Net income attributable to noncontrolling interests	(965)	(965)	(1,009)	(1,009)	(310)	(310)
Nonforfeitable dividends allocated to unvested restricted shareholders	(369)	(369)	(327)	(327)	(341)	(341)
Distribution to preferred shareholders	-	-	(2,032)	(2,032)	(6,900)	(6,900)
Preferred share redemption charge	-	-	(3,181)	(3,181)	-	-
Net income attributable to common shareholders	$135,955	$135,955	$115,310	$115,310	$32,950	$32,950
Denominator
Weighted-average shares outstanding	178,519,748	178,519,748	175,484,350	175,484,350	175,018,163	175,018,163
Contingent securities/Share based compensation	-	1,121,744	-	1,323,816	-	992,651
Weighted-average shares outstanding	178,519,748	179,641,492	175,484,350	176,808,166	175,018,163	176,010,814
Earnings per Common Share:
Net income attributable to common shareholders	$0.76	$0.76	$0.66	$0.65	$0.19	$0.19

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

Redeemable common limited partnership units, totaling 982,871 in 2018, and 1,479,799 in both 2017 and 2016, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2018, 2017 and 2016, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Amended and Restated 1997 Long-Term Incentive Plan.

Common and Preferred Shares

On December 6, 2018, the Parent Company declared a distribution of $0.19 per common share, totaling $33.6 million, which was paid on January 22, 2019 to shareholders of record as of January 8, 2019.

Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2018 or December 31, 2017.

On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Also on April 11, 2017, the Parent Company recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E Preferred Shares on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Parent Company’s consolidated statements of operations as a reduction in net income to arrive at net income attributable to common shareholders under the caption “Preferred share redemption charge.” There were no comparable charges for the years ended December 31, 2018 or 2016.

Common Share Repurchases

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares.  On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended 2018, the Company repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no share repurchases under the program. The Company expects to fund any additional share repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased.  During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common units at an average price of $12.64 per unit, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no unit repurchases under the program.  The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.

The common shares repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common shares (at $0.01 par value per unit) and a decrease to General Partnership Capital.

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

During 2018 and 2017, the Parent Company issued 23,311 and 2,858,991 common shares under the Offering Program at weighted average prices per share of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. No shares were issued during 2016 under the prior continuous offering program that expired on November 3, 2016. At December 31, 2018, 13,117,698 common shares remain available for issuance under the Offering Program.

12. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year ended December 31,
	2018		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$137,289	$137,289	$121,859	$121,859	$40,501	$40,501
Net income attributable to noncontrolling interests	(55)	(55)	(29)	(29)	(15)	(15)
Nonforfeitable dividends allocated to unvested restricted unitholders	(369)	(369)	(327)	(327)	(341)	(341)
Preferred unit dividends	-	-	(2,032)	(2,032)	(6,900)	(6,900)
Preferred unit redemption charge	-	-	(3,181)	(3,181)	-	-
Net income attributable to common unitholders	$136,865	$136,865	$116,290	$116,290	$33,245	$33,245
Denominator
Weighted-average units outstanding	179,959,370	179,959,370	176,964,149	176,964,149	176,523,800	176,523,800
Contingent securities/Share based compensation	-	1,121,744	-	1,323,816	-	992,651
Total weighted-average units outstanding	179,959,370	181,081,114	176,964,149	178,287,965	176,523,800	177,516,451
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.76	$0.76	$0.66	$0.65	$0.19	$0.19

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2018, 2017 and 2016, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.

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

No preferred units were outstanding as of December 31, 2018 or December 31, 2017.

Common Partnership Units (Redeemable and General)

The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2018: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.

The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2018, 2017 and 2016, which was $12.87, $18.19 and $16.51, respectively. As of December 31, 2018, 982,871 Class A Units were outstanding and owned by outside limited partners of the Operating Partnership. As of both December 31, 2017 and 2016, 1,479,799 Class A Units were outstanding and owned by outside limited partners of the Operating Partnership.

On December 6, 2018, the Operating Partnership declared a distribution of $0.19 per common unit, totaling $33.6 million, which was paid on January 22, 2019 to unitholders of record as of January 8, 2019.

On April 11, 2017, the Operating Partnership redeemed all of its outstanding 4,000,000 Series E-Linked Preferred Mirror Units at an aggregate redemption price of $25.51 per unit, which includes $2.0 million of dividends accrued through the redemption date. The redemption of preferred units was funded with existing cash balances on hand.

Also on April 11, 2017, the Operating Partnership recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E-Linked Preferred Mirror Units on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Operating Partnership’s consolidated statements of operations as a reduction in net income to arrive at net income attributable to common partnership unitholders under the caption “Preferred unit redemption charge.” There were no comparable charges for the years ended December 31, 2018 or 2016.

Common Unit Repurchases

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased.  On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase of up to $150.0 million common shares under the program from and after January 3, 2019. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common units at an average price of $12.64 per unit, totaling $21.9 million. During the years ended December 31, 2017 and 2016, there were no unit repurchases under the program.  The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.

The common units repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common units (at $0.01 par value per unit) and a decrease to General Partnership Capital.

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

During 2018 and 2017, the Parent Company issued 23,311 and 2,858,991 common units under the Offering Program at weighted average prices per unit of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. No shares were issued during 2016 under the prior continuous offering program that expired on November 3, 2016. As of December 31, 2018, 13,117,698 common shares remain available for issuance under the Offering Program.

13. SHARE BASED COMPENSATION, 401(k) PLAN AND DEFERRED COMPENSATION

Stock Options

On December 31, 2018, options exercisable for 964,359 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”). During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any compensation expense related to unvested options. During the years ended December 31, 2018, 2017 and 2016, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization.

Option activity as of December 31, 2018 and changes during the year-ended December 31, 2018 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	2,238,590	$15.67	1.10
Exercised	-	$-		$-
Forfeited/Expired	(1,274,231)	$20.61
Outstanding at December 31, 2018	964,359	$9.13	1.25	$3,652,903
Vested/Exercisable at December 31, 2018	964,359	$9.13	1.25	$3,652,903

401(k) Plan

The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31st in order to receive contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. Prior to 2016, employer contributions were funded in each pay period and automatically vested. The Company contributions were $0.4 million in 2018 and $0.5 million and $0.4 million in 2017 and 2016, respectively.

Restricted Share Rights Awards

As of December 31, 2018, 466,439 restricted share rights were outstanding under the Equity Incentive Plan and vest over two to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2018 was approximately $1.8 million and is expected to be recognized over a weighted average remaining vesting period of 1.3 years. For the year ended December 31, 2018, the Company recognized compensation expense related to outstanding restricted shares of $3.6 million, of which $0.6 million was capitalized as part of the Company’s review of employee salaries eligible for capitalization. For the years ended December 31, 2017 and 2016, the Company recognized $2.8 million (of which $0.4 million was capitalized) and $2.6 million (of which $0.4 million was capitalized), respectively, of compensation expense included in general and administrative expense in the respective periods related to outstanding restricted shares.

The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2018	455,643	$14.95	$8,288,146
Granted	220,241	15.71	-
Vested	(197,344)	15.87	5,923
Forfeited	(12,101)	15.04	23,292
Non-vested at December 31, 2018	466,439	$14.93	$70,677

On February 28, 2018, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 134,487 restricted common share rights (“Restricted Share Rights”), which cliff vest on April 15, 2021. Each Restricted Share Right is scheduled to vest or be settled on April 15, 2021 and, upon completion of vesting, each Restricted Share Right will be settled for one common share. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the vesting or settlement date. Vesting or settlement would accelerate if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.

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

	RPSU Grant
	2/22/2016	3/1/2017	2/28/2018	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2018	228,077	172,411	-	400,488
Units Granted	-	-	209,193	209,193
Units Cancelled	(3,354)	(2,886)	(3,168)	(9,408)
Non-vested at December 31, 2018	224,723	169,525	206,025	600,273

Measurement Period Commencement Date	1/1/2016	1/1/2017	1/1/2018
Measurement Period End Date	12/31/2018	12/31/2019	12/31/2020
Units Granted	231,388	174,854	209,193
Fair Value of Units on Grant Date (in thousands)	$3,558	$3,735	$4,276

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

For the year ended December 31, 2018, the Company recognized total compensation expense for the 2018, 2017 and 2016 RPSU awards of $3.9 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2017, the Company recognized total compensation expense for the 2017, 2016 and 2015 RPSU awards of $3.4 million, of which $0.8 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2016, the Company recognized total compensation expense for the 2016, 2015 and 2014 RPSU awards of $2.8 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at December 31, 2018 was approximately $2.0 million and is expected to be recognized over a weighted average remaining vesting period of 1.1 years.

The Company issued 193,516 common shares on February 1, 2018 in settlement of RPSUs that had been awarded on February 23, 2015 (with a three-year measurement period ended December 31, 2017). Holders of these RPSUs also received a cash dividend of $0.18 per share for these common shares on February 9, 2018.

Employee Share Purchase Plan

The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2018 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. During the year ended December 31, 2018, employees made purchases under the ESPP of $0.5 million and the Company recognized $0.1 million of compensation expense related to the ESPP. During each of the years ended December 31, 2017 and 2016, employees made purchases under the ESPP of $0.4 million. For the years ended December 31, 2017 and 2016, the Company recognized $0.1 million and $0.2 million of compensation expense related to the ESPP, respectively. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

Deferred Compensation

In January 2005, the Parent Company adopted a Deferred Compensation Plan (the “Plan”) that allows trustees and certain key employees to defer compensation voluntarily. Compensation expense is recorded for the deferred compensation and a related liability is recognized. Participants may elect designated benchmark investment options for the notional investment of their deferred compensation. The deferred compensation obligation is adjusted for deemed income or loss related to the investments selected. At the time the participants defer compensation, the Company records a liability, which is included in the Company’s consolidated balance sheets. The liability is adjusted for changes in the market value of the participant-selected investments at the end of each accounting period, and the impact of adjusting the liability is recorded as an increase or decrease to compensation cost.

The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.

Participants in the Plan may elect to have all or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2018 and 2017, 1.0 million and 0.9 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

14. DISTRIBUTIONS

The following table provides the tax characteristics of the 2018, 2017 and 2016 distributions paid:

	Years ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.55	$0.38	$-
Capital gain	-	0.26	0.62
Non-taxable distributions	0.17	-	-
Distributions per share	$0.72	$0.64	$0.62
Percentage classified as ordinary income	76.20%	60.00%	0.00%
Percentage classified as capital gain	0.00%	40.00%	100.00%
Percentage classified as non-taxable distribution	23.80%	0.00%	0.00%
Preferred Share Distributions:
Total distributions paid	$-	$2,032	$6,900
Percentage classified as ordinary income	0.00%	60.00%	0.00%
Percentage classified as capital gain	0.00%	40.00%	100.00%
Percentage classified as non-taxable distribution	0.00%	0.00%	0.00%

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

As of December 31, 2018, net deferred tax assets totaled $0.1 million and are included in the “Other assets” caption within the Company’s consolidated balance sheets. There were $0.6 million of net deferred tax assets at December 31, 2017 included in the “Other assets” caption within the Company’s consolidated balance sheets.

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

The Company had no accruals for tax uncertainties as of December 31, 2018 and December 31, 2017.

For the year ended December 31, 2018, there were $0.3 million of deferred income tax expense and $0.1 million of current income tax expense. For the year ended December 31, 2017, there were $0.6 million of deferred income tax benefits. For the year ended December 31, 2016, there was a nominal amount of income tax expense. These amounts are included in the “Income tax (provision) benefit” caption in the Company’s consolidated statements of operations for each respective year ended.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2018 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2016	$(5,192)
Change in fair market value during year	2,371
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(28)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,104
Balance at December 31, 2016	$(1,745)
Change in fair market value during year	2,948
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(34)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,230
Balance at December 31, 2017	$2,399
Change in fair market value during year	1,478
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(39)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$5,029

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2016	$(5,597)
Change in fair market value during year	2,371
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,104
Balance at December 31, 2016	$(2,122)
Change in fair market value during year	2,948
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,230
Balance at December 31, 2017	$2,056
Change in fair market value during year	1,478
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$4,725

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

17. SEGMENT INFORMATION

During the year ended December 31, 2018, the Company owned and managed its portfolio within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company’s reportable segments for the three years ended December 31, 2018, 2017 and 2016 (in thousands):

Real estate investments, at cost:
	December 31, 2018	December 31, 2017	December 31, 2016
Philadelphia CBD	$1,670,388	$1,643,296	$1,320,974
Pennsylvania Suburbs	1,004,537	958,796	1,005,446
Metropolitan Washington, D.C. (a)	524,190	978,257	975,987
Austin, Texas (b)	667,698	163,653	146,794
Other	86,506	88,346	137,094
	$3,953,319	$3,832,348	$3,586,295
Assets held for sale (c)	-	-	73,591
Operating Properties	$3,953,319	$3,832,348	$3,659,886

Corporate
Construction-in-progress	$150,263	$121,188	$297,462
Land held for development (d)	$86,401	$98,242	$150,970
Prepaid leasehold interests in land held for development, net (e)	$39,999	$-	$-

(a)

On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment, known as the Rockpoint Portfolio, to the Herndon Innovation Center Metro Portfolio Venture, LLC for a gross sales price of $312.0 million. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center Metro Portfolio Venture, LLC, respectively. The Herndon Innovation Center Metro Portfolio Venture, LLC funded the acquisition with $265.2 million of cash, which was distributed to the Company at closing. After funding its share of closing costs and working capital contributions of $2.2 million and $0.6 million, respectively, the Company received $262.4 million of cash proceeds at settlement. For further information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

(b)

On December 11, 2018, the Company acquired from DRA Advisors its 50% ownership interest in the G&I Austin Office LLC real estate venture for an aggregate purchase price of $535.1 million. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin Venture Portfolio. For further information related to this transaction, see the “Acquisitions” section in Note 3, “Real Estate Investments.”

(c)

As of December 31, 2016, three office properties in the Metropolitan Washington, D.C. segment and two office properties in the Other segment were classified as held for sale in accordance with applicable accounting standards for long-lived assets. See the “2016” section of Note 3, “Real Estate Investments,” for further information.

(d)

As of December 31, 2018, the Company classified 37.9 acres of land held for development, comprised of 2.7 acres and 35.2 acres, located in its Pennsylvania Suburbs segment and Other segment, respectively, as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information. As of December 31, 2017, the Company classified 13.1 acres of land held for development located in its Other segment as held for sale in accordance with applicable accounting standards for long lived assets.

(e)

As of December 31, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania. See Note 3, “Real Estate Investments,” for further information.

None of the above aforementioned sales or properties classified as held for sale are considered significant dispositions under the accounting guidance for discontinued operations.

	Years ended
	December 31,
	2018			2017			2016
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$256,717	$(99,449)	$157,268	$226,673	$(88,818)	$137,855	$200,245	$(78,708)	$121,537
Pennsylvania Suburbs	138,279	(49,357)	88,922	139,785	(47,769)	92,016	144,338	(49,208)	95,130
Metropolitan Washington, D.C.	90,308	(34,072)	56,236	92,024	(35,014)	57,010	99,781	(39,036)	60,745
Austin, Texas	38,665	(16,739)	21,926	34,301	(15,456)	18,845	34,585	(13,222)	21,363
Other	16,757	(11,888)	4,869	18,347	(11,749)	6,598	39,359	(23,204)	16,155
Corporate	3,619	(6,518)	(2,899)	9,363	(7,193)	2,170	7,155	(6,070)	1,085
Operating properties	$544,345	$(218,023)	$326,322	$520,493	$(205,999)	$314,494	$525,463	$(209,448)	$316,015

(a)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate venture
	As of			Years ended December 31,
	December 31, 2018	December 31, 2017	December 31, 2016	2018	2017	2016
Philadelphia CBD	$19,897	$39,939	$48,691	$(105)	$255	$(686)
Pennsylvania Suburbs	-	3,503	15,421	-	631	748
Metropolitan Washington, D.C. (a)	136,142	119,817	141,786	(15,065)	(5,044)	(6,293)
MAP Venture (b)	11,173	15,450	20,893	(2,155)	(3,443)	(4,218)
Other	1,888	1,939	1,654	407	285	814
Austin, Texas (c)	-	13,973	52,886	1,687	(990)	(1,868)
Total	$169,100	$194,621	$281,331	$(15,231)	$(8,306)	$(11,503)

(a)	On December 20, 2018, the Company formed a joint venture with Rockpoint. See footnote (a) to the “Real estate investments, at cost” table above for further information regarding this transaction.
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

(c)	See footnote (b) to the “Real estate investments, at cost” table above for further information regarding this transaction.

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

	Years Ended December 31,
	2018	2017	2016

Net income	$137,289	$121,859	$40,501
Plus:
Interest expense	78,199	81,886	84,708
Interest expense - amortization of deferred financing costs	2,498	2,435	2,696
Interest expense - financing obligation	-	-	679
Depreciation and amortization	174,259	179,357	189,676
General and administrative expenses	27,802	28,538	26,596
Equity in loss of Real Estate Ventures	15,231	8,306	11,503
Provision for impairment	71,707	3,057	40,517
Loss on early extinguishment of debt	105	3,933	66,590

Less:
Interest income	4,703	1,113	1,236
Income tax (provision) benefit	(423)	628	-
Net gain on disposition of real estate	2,932	31,657	116,983
Net gain on sale of undepreciated real estate	3,040	953	9,232
Net gain on real estate venture transactions	142,233	80,526	20,000
Gain on promoted interest in unconsolidated real estate venture	28,283	-	-
Consolidated net operating income	$326,322	$314,494	$316,015

18. OPERATING LEASES

The Company leases properties to tenants under operating leases with various expiration dates extending to 2082. Minimum future rentals on non-cancelable leases at December 31, 2018 are as follows (in thousands):

Year	Minimum Rent
2019	$392,058
2020	372,619
2021	349,160
2022	304,445
2023	277,388
Thereafter	1,265,810

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

Letters-of-Credit

Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no associated letters-of-credit for a mortgage lender on December 31, 2018. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Future minimum rental payments under the terms of all non-cancellable ground leases under which the Company is the lessee are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases have remaining lease terms ranging from 10 to 66 years. Minimum future rental payments on non-cancelable leases at December 31, 2018 are as follows (in thousands):

Year	Minimum Rent
2019	$1,222
2020	1,222
2021	1,222
2022	1,222
2023	1,222
Thereafter	55,689
Total	$61,799

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

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of December 31, 2018, the liability had accreted to $1.9 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of December 31, 2018, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $370.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary carve-outs. As of December 31, 2018, the loans for which there is recourse to the Company consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.8 million outstanding principal balance, provided to PJP VII and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. See Note 3, “Real Estate Investments,” for further information. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. As of December 31, 2018, $1.2 million of the funding related to this requirement had been met. The Company estimates that it will incur $37.3 million in excess of this funding requirement and expects to complete the redevelopment of The Bulletin Building during the second quarter of 2020 at an estimated aggregate cost of $83.1 million, inclusive of the acquisition cost of $37.8 million.

Also on October 13, 2017, the Company acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, the Company broke ground on the construction of a public park on the site, marking the commencement of construction of its Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel, the Company has until July 2019 to complete development of Drexel Square. If the Company is unable to complete such development within this timeframe, it may be subject to damages under the Development Agreement. As of December 31, 2018, the project is substantially complete.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2018, had $2.7 million of future contractual obligations. In addition, the Company estimates $0.6 million of potential additional contributions for which the Company is not currently contractually obligated.

As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, on or about August 2020. If the Company takes fee title to Two Logan Square upon foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and this amount will accrete up to $2.9 million through January 2020. As of December 31, 2018, the Company had a balance of $2.7 million for this liability in its consolidated balance sheets.

As part of the Company’s 2006 merger with Prentiss Properties Trust (“Prentiss”), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2018: One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). The Company subsequently agreed to extend the no-sale period applicable to

Two Logan Square to on or about August 2020. In the Prentiss acquisition, the Company assumed the obligation of Prentiss not to sell Concord Airport Plaza before March 2018. The Company’s agreements generally provide that it may dispose of the subject properties only in transactions that qualify as tax-free exchanges under Section 1031 of the Internal Revenue Code or in other tax deferred transactions. On February 2, 2017, the Company completed the disposition of Concord Airport Plaza in a transaction that qualified as a tax-free exchange under Section 1031 of the Internal Revenue Code. See Note 3, “Real Estate Investments,” for further information. If the Company were to sell a restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.

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

20. SUBSEQUENT EVENTS

On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During January 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million.

21. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following is a summary of quarterly financial information as of and for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

Brandywine Realty Trust

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
2018
Total revenue	$136,358	$133,786	$134,998		$139,203	(b)
Net income (loss)	44,705	13,136	(43,262)	(a)	122,710	(c)
Net income (loss) allocated to Common Shares	44,215	12,920	(43,003)		121,823
Basic earnings (loss) per Common Share	$0.25	$0.07	$(0.24)		$0.68
Diluted earnings (loss) per Common Share	$0.25	$0.07	$(0.24)		$0.68
2017
Total revenue	$130,920	$127,791	$128,438		$133,344
Net income	21,271	7,698	19,046		73,844
Net income allocated to Common Shares	19,278	4,092	18,803		73,137
Basic earnings per Common Share	$0.11	$0.02	$0.11		$0.42
Diluted earnings per Common Share	$0.11	$0.02	$0.11		$0.41

The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)

The decrease in third quarter net income primarily relates to a $56.9 million impairment charge which related to eight office properties in the Company’s Metropolitan Washington, D.C. segment. See Note 3, “Real Estate Investments,” for further information.

(b)

The increase in fourth quarter revenues primarily relates to the acquisition of the Austin Portfolio, located in Austin, Texas, on December 11, 2018. See Note 3, “Real Estate Investments,” for further information on this transaction.

(c)

The increase in net income for the fourth quarter primarily relates to gains of $103.8 million and $28.3 million, recorded in the “Net gain on real estate venture transactions” and “Gain on promoted interest in unconsolidated real estate venture” captions within the Company’s consolidated statements of operations, respectively, from the Austin Portfolio transaction. For further details, see Note 3, "Real Estate Investments."

Brandywine Operating Partnership, L.P.

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
2018
Total revenue	$136,358	$133,786	$134,998		$139,203	(b)
Net income (loss)	44,705	13,136	(43,262)	(a)	122,710	(c)
Net income (loss) attributable to Common Partnership Unitholders	44,586	13,029	(43,362)		122,612
Basic earnings (loss) per Common Partnership Unit	$0.25	$0.07	$(0.24)		$0.68
Diluted earnings (loss) per Common Partnership Unit	$0.25	$0.07	$(0.24)		$0.68
2017
Total revenue	$130,920	$127,791	$128,438		$133,344
Net income	21,271	7,698	19,046		73,844
Net income attributable to Common Partnership Unitholders	19,442	4,129	18,961		73,758
Basic earnings per Common Partnership Unit	$0.11	$0.02	$0.11		$0.42
Diluted earnings per Common Partnership Unit	$0.11	$0.02	$0.11		$0.41

The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)

(a)The decrease in third quarter net income primarily relates to a $56.9 million impairment charge which related to eight office properties in the Company’s Metropolitan Washington, D.C. segment. See Note 3, “Real Estate Investments,” for further information.

(b)

The increase in fourth quarter revenues primarily relates to the acquisition of the Austin Portfolio, located in Austin, Texas, on December 11, 2018. See Note 3, “Real Estate Investments,” for further information on this transaction.

(c)

The increase in net income for the fourth quarter primarily relates to gains of $103.8 million and $28.3 million, recorded in the “Net gain on real estate venture transactions” and “Gain on promoted interest in unconsolidated real estate venture” captions within the Company’s consolidated statements of operations, respectively, from the Austin Portfolio transaction. For further details, see Note 3, "Real Estate Investments."

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
Year-ended December 31, 2018	$17,112	$1,775	$5,968	$12,919
Year-ended December 31, 2017	$16,116	$1,912	$916	$17,112
Year-ended December 31, 2016	$16,178	$2,207	$2,269	$16,116

(1)	Deductions represent amounts that the Company had fully reserved for in prior years and for which the pursuit of collection of such amounts was ceased during the year.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

Schedule III

Real Estate and Accumulated Depreciation — December 31, 2018

(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2018
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2018 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	-	2,657	4,462	12,985	2,657	$17,447	20,104.00	8,060	1999	1999	40
300 Berwyn Park	Berwyn	PA	-	2,206	13,422	3,331	2,206	$16,753	18,959.00	9,777	1989	1997	40
1050 Westlakes Drive	Berwyn	PA	-	2,611	10,445	2,416	2,611	$12,861	15,472.00	5,990	1984	1999	40
1200 Swedesford Road	Berwyn	PA	-	2,595	11,809	218	2,595	$12,027	14,622.00	6,211	1994	2001	40
200 Berwyn Park	Berwyn	PA	-	1,533	9,460	2,074	1,533	$11,534	13,067.00	6,586	1987	1997	40
1180 Swedesford Road	Berwyn	PA	-	2,086	8,342	3,110	2,086	$11,452	13,538.00	5,496	1987	2001	40
100 Berwyn Park	Berwyn	PA	-	1,180	7,290	1,636	1,180	$8,926	10,106.00	5,012	1986	1997	40
1160 Swedesford Road	Berwyn	PA	-	1,781	7,124	6,831	2,045	$13,691	15,736.00	5,864	1986	2001	40
1100 Cassett Road	Berwyn	PA	-	1,695	6,779	1,662	1,695	$8,441	10,136.00	3,714	1997	2001	40
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	-	6,927	14,722	2,448	6,237	$17,860	24,097.00	2,920	1999	2013	40
52 Swedesford Square	East Whiteland Twp.	PA	-	4,241	16,579	5,418	4,241	$21,997	26,238.00	10,712	1988	1998	40
640 Freedom Business Center	King Of Prussia	PA	-	4,222	16,891	4,827	4,222	$21,718	25,940.00	11,254	1991	1998	40
620 Freedom Business Center	King Of Prussia	PA	-	2,770	11,014	2,147	2,770	$13,161	15,931.00	6,925	1986	1998	40
1000 First Avenue	King Of Prussia	PA	-	2,772	10,936	3,660	2,772	$14,596	17,368.00	7,255	1980	1998	40
1060 First Avenue	King Of Prussia	PA	-	2,712	10,953	3,539	2,712	$14,492	17,204.00	7,111	1987	1998	40
630 Freedom Business Center Drive	King Of Prussia	PA	-	2,773	11,144	3,592	2,773	$14,736	17,509.00	7,517	1989	1998	40
1020 First Avenue	King Of Prussia	PA	-	2,168	8,576	3,939	2,168	$12,515	14,683.00	6,004	1984	1998	40
1040 First Avenue	King Of Prussia	PA	-	2,860	11,282	5,037	2,860	$16,319	19,179.00	7,941	1985	1998	40
610 Freedom Business Center Drive	King Of Prussia	PA	-	2,017	8,070	2,547	2,017	$10,617	12,634.00	5,319	1985	1998	40
650 Park Avenue	King Of Prussia	PA	-	1,916	4,378	1,357	1,916	$5,735	7,651.00	3,418	1968	1998	40
600 Park Avenue	King Of Prussia	PA	-	1,012	4,048	385	1,012	$4,433	5,445.00	2,527	1964	1998	40
933 First Avenue	King Of Prussia	PA	-	3,127	20,794	(1,125)	3,127	$19,669	22,796.00	1,345	2017	N/A	40
500 North Gulph Road	King Of Prussia	PA	-	1,303	5,201	18,777	1,303	$23,978	25,281.00	82	1979	1996
401 Plymouth Road	Plymouth Meeting	PA	-	6,199	16,131	16,184	6,199	$32,315	38,514.00	14,477	2001	2000	40
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	-	4,373	24,546	452	4,373	$24,998	29,371.00	6,941	2007	2001	40
610 West Germantown Pike	Plymouth Meeting	PA	-	3,651	14,514	3,313	3,651	$17,827	21,478.00	7,996	1987	2002	40
600 West Germantown Pike	Plymouth Meeting	PA	-	3,652	15,288	2,377	3,652	$17,665	21,317.00	7,422	1986	2002	40
630 West Germantown Pike	Plymouth Meeting	PA	-	3,558	14,743	2,522	3,558	$17,265	20,823.00	7,157	1988	2002	40
620 West Germantown Pike	Plymouth Meeting	PA	-	3,572	14,435	1,561	3,572	$15,996	19,568.00	6,517	1990	2002	40
660 West Germantown Pike	Plymouth Meeting	PA	-	3,694	5,487	20,715	5,405	$24,491	29,896.00	5,636	1987	2012	30
351 Plymouth Road	Plymouth Meeting	PA	-	1,043	555	-	1,043	$555	1,598.00	191	N/A	2000	40
150 Radnor Chester Road	Radnor	PA	-	11,925	36,986	9,273	11,897	$46,287	58,184.00	20,332	1983	2004	29
One Radnor Corporate Center	Radnor	PA	-	7,323	28,613	23,155	7,323	$51,768	59,091.00	28,913	1998	2004	29
201 King of Prussia Road	Radnor	PA	-	8,956	29,811	3,064	8,949	$32,882	41,831.00	18,605	2001	2004	25
555 Lancaster Avenue	Radnor	PA	-	8,014	16,508	19,201	8,609	$35,114	43,723.00	16,532	1973	2004	24
Four Radnor Corporate Center	Radnor	PA	-	5,406	21,390	12,918	5,705	$34,009	39,714.00	14,908	1995	2004	30
Five Radnor Corporate Center	Radnor	PA	-	6,506	25,525	5,887	6,578	$31,340	37,918.00	11,579	1998	2004	38
Three Radnor Corporate Center	Radnor	PA	-	4,773	17,961	1,372	4,791	$19,315	24,106.00	9,731	1998	2004	29
Two Radnor Corporate Center	Radnor	PA	-	3,937	15,484	3,402	3,942	$18,881	22,823.00	9,359	1998	2004	29
130 Radnor Chester Road	Radnor	PA	-	2,573	8,338	3,188	2,567	$11,532	14,099.00	6,206	1983	2004	25
170 Radnor Chester Road	Radnor	PA	-	2,514	8,147	2,165	2,509	$10,317	12,826.00	4,210	1983	2004	25
200 Radnor Chester Road	Radnor	PA	-	3,366	-	3,572	3,366	$3,572	6,938.00	636	2014	2005	40
101 West Elm Street	W. Conshohocken	PA	-	6,251	25,209	3,633	6,251	$28,842	35,093.00	9,723	1999	2005	40
1 West Elm Street	W. Conshohocken	PA	-	3,557	14,249	3,372	3,557	$17,621	21,178.00	5,673	1999	2005	40
Four Tower Bridge (200 Barr Harbor Drive)	W. Conshohocken	PA	9,526	6,000	14,734	19	6,000	$14,753	20,753.00	369	1998	2018	40

				Initial Cost			Gross Amount Which Carried December 31, 2018
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2018 (c)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	-	-	208,570	(13,907)	12,586	$182,077	194,663.00	65,851	2005	N/A	40
Three Logan Square (1717 Arch Street)	Philadelphia	PA	-	-	98,188	63,532	25,195	$136,525	161,720.00	34,908	1990	2010	40
Two Commerce Square (2001 Market Street)	Philadelphia	PA	110,518	15,323	120,200	24,144	15,323	$144,344	159,667.00	22,184	1992	2013	40
One Logan Square (130 North 18th Street)	Philadelphia	PA	-	14,496	107,736	28,657	14,473	$136,416	150,889.00	56,850	1998	2004	34
Two Logan Square (100 North 18th Street)	Philadelphia	PA	82,805	16,066	100,255	19,053	16,066	$119,308	135,374.00	45,211	1988	2004	36
One Commerce Square (2005 Market Street)	Philadelphia	PA	120,183	15,161	105,021	27,997	15,160	$133,019	148,179.00	19,848	1987	2013	40
Cira Centre South Garage (129 South 30th Street)	Philadelphia	PA	-	-	76,008	14,183	-	$90,191	90,191.00	17,015	2010	N/A	40
1900 Market Street	Philadelphia	PA	-	7,768	17,263	51,364	7,768	$68,627	76,395.00	11,327	1981	2012	30
3020 Market Street	Philadelphia	PA	-	-	21,417	8,100	-	$29,517	29,517.00	9,013	1959	2011	26
The Lift at Juniper Street (101 - 103 Juniper Street)	Philadelphia	PA	-	-	14,401	(14,401)	-	$-	-	-	2010	2006	40
618-634 Market Street (d)	Philadelphia	PA	-	13,365	5,791	1,952	13,365	$7,743	21,108.00	4,601	1966	2015	5
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	-	-	400,294	12,964	-	$413,258	413,258.00	31,439	2016	N/A	40
2100 Market Street (e)	Philadelphia	PA	-	18,827	-	6,594	18,854	$6,567	25,421.00	547	N/A	2015	N/A
3000 Market Street (f)	Philadelphia	PA	-	18,924	13,080	600	18,924	$13,680	32,604.00	1,720	1937	2017	12
The Bulletin Building (3025 Market Street) (f)	Philadelphia	PA	-	-	24,377	6,968	-	$31,345	31,345.00	978	1953	2017	40
3001-3003 JFK Boulevard (h)	Philadelphia	PA	-	-	-	78	-	$78	78.00	2	N/A	2018	N/A
3025 JFK Boulevard (h)	Philadelphia	PA	-	-	-	-	-	$-	-	-	N/A	2018	N/A
METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	-	-	37,421	9,349	-	$46,770	46,770.00	13,469	1981	2006	50
2340 Dulles Corner Boulevard	Herndon	VA	-	-	-	82,248	16,129	$66,119	82,248.00	20,429	1987	2006	40
1676 International Drive	Mclean	VA	-	18,437	97,538	3,412	18,785	$100,602	119,387.00	25,864	1999	2006	55
8260 Greensboro Drive	Mclean	VA	-	7,952	33,964	4,559	8,102	$38,373	46,475.00	10,083	1980	2006	52
2273 Research Boulevard	Rockville	MD	-	5,167	31,110	4,538	5,237	$35,578	40,815.00	10,624	1999	2006	45
2275 Research Boulevard	Rockville	MD	-	5,059	29,668	8,034	5,154	$37,607	42,761.00	12,388	1990	2006	45
2277 Research Boulevard	Rockville	MD	-	4,649	26,952	18,854	4,733	$45,722	50,455.00	14,723	1986	2006	45
1900 Gallows Road	Vienna	VA	-	7,797	47,817	(2,381)	5,566	$47,667	53,233.00	19,418	1989	2006	52
8521 Leesburg Pike	Vienna	VA	-	4,316	30,885	6,826	4,397	$37,630	42,027.00	11,046	1984	2006	51
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	-	3,755	22,702	117	3,755	$22,819	26,574.00	2,489	1991	2015	35
11501 Burnet Road - Building 2	Austin	TX	-	2,732	16,305	1,562	2,732	$17,867	20,599.00	2,268	1991	2015	35
11501 Burnet Road - Building 3	Austin	TX	-	3,688	22,348	115	3,688	$22,463	26,151.00	2,449	1991	2015	35
11501 Burnet Road - Building 4	Austin	TX	-	2,614	15,740	81	2,614	$15,821	18,435.00	1,725	1991	2015	35
11501 Burnet Road - Building 5	Austin	TX	-	3,689	22,354	115	3,689	$22,469	26,158.00	2,450	1991	2015	35
11501 Burnet Road - Building 6 (g)	Austin	TX	-	2,676	15,972	13,396	2,676	$29,368	32,044.00	1,387	1991	2015	40
11501 Burnet Road - Building 8	Austin	TX	-	1,400	7,422	100	1,400	$7,522	8,922.00	828	1991	2015	35
11501 Burnet Road - Parking Garage	Austin	TX	-	-	19,826	102	-	$19,928	19,928.00	2,884	1991	2015	35
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	-	10,496	47,670	(39)	10,495	$47,632	58,127.00	103	1999	2018	40
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	-	10,849	53,868	(40)	10,848	$53,829	64,677.00	116	2000	2018	40
Three Barton Skyway (1221 South MoPac Expressway)	Austin	TX	-	10,374	47,624	(39)	10,373	$47,586	57,959.00	100	2001	2018	40
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	-	13,301	57,041	(40)	13,300	$57,002	70,302.00	121	2001	2018	40

				Initial Cost			Gross Amount Which Carried December 31, 2018
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2018 (c)	Year of Construction	Year Acquired	Depreciable Life
Four Points Centre (11305 Four Points Drive)	Austin	TX	-	7,800	43,581	(40)	7,800	$43,541	51,341.00	91	2008	2018	40
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	-	2,004	17,680	(39)	2,004	$17,641	19,645.00	36	2000	2018	40
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	-	3,137	29,254	(40)	3,137	$29,214	32,351.00	61	2000	2018	40
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	-	3,064	26,705	(40)	3,064	$26,665	29,729.00	56	2000	2018	40
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	-	2,273	18,617	(39)	2,273	$18,578	20,851.00	39	2000	2018	40
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	-	1,752	14,315	(39)	1,752	$14,276	16,028.00	30	2001	2018	40
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	-	1,598	12,945	(39)	1,598	$12,906	14,504.00	27	2001	2018	40
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	-	1,801	16,486	(39)	1,801	$16,447	18,248.00	35	2002	2018	40
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	-	3,970	30,546	604	3,867	$31,253	35,120.00	-	1998	2018	40
OTHER
10 Foster Avenue	Gibbsboro	NJ	-	244	971	69	244	$1,040	1,284.00	597	1983	1997	40
7 Foster Avenue	Gibbsboro	NJ	-	231	921	31	231	$952	1,183.00	522	1983	1997	40
2 Foster Avenue	Gibbsboro	NJ	-	185	730	11	185	$741	926.00	741	1974	1997	40
4 Foster Avenue	Gibbsboro	NJ	-	183	726	6	183	$732	915.00	732	1974	1997	40
1 Foster Avenue	Gibbsboro	NJ	-	93	364	8	93	$372	465.00	372	1972	1997	40
5 U.S. Avenue	Gibbsboro	NJ	-	21	81	2	21	$83	104.00	59	1987	1997	40
5 Foster Avenue	Gibbsboro	NJ	-	9	32	3	9	$35	44.00	25	1968	1997	40
Main Street - Plaza 1000	Voorhees	NJ	-	2,732	10,942	376	2,732	$11,318	14,050.00	11,064	1988	1997	40
Main Street - Piazza	Voorhees	NJ	-	696	2,802	3,701	705	$6,494	7,199.00	3,124	1990	1997	40
Main Street - Promenade	Voorhees	NJ	-	532	2,052	405	532	$2,457	2,989.00	1,445	1988	1997	40
920 North King Street	Wilmington	DE	-	6,141	21,140	7,969	6,141	$29,109	35,250.00	11,593	1989	2004	30
300 Delaware Avenue	Wilmington	DE	-	6,369	13,739	1,991	6,369	$15,729	22,099.00	8,202	1989	2004	23
	Total:		$323,032	$453,723	$2,863,832	$635,764	$508,363	$3,444,955	$3,953,319	$865,462

(a)	Excludes the effect of any net interest premium/(discount) and deferred financing costs.

(b)	Reconciliation of Real Estate:

The following table reconciles the real estate investments from January 1, 2016 to December 31, 2018 (in thousands):

	2018	2017	2016
Balance at beginning of year	$3,832,348	$3,659,886	$4,487,588
Additions:
Acquisitions	509,654	62,586	-
Capital expenditures and assets placed into service	129,274	356,857	213,996
Less:
Dispositions/impairments/placed into redevelopment	(469,441)	(189,395)	(962,676)
Retirements	(48,516)	(57,586)	(79,022)
Balance at end of year	$3,953,319	$3,832,348	$3,659,886
Less:
Assets held for sale	-	-	(73,591)
Per consolidated balance sheet	$3,953,319	$3,832,348	$3,586,295

The aggregate cost for federal income tax purposes is $3.3 billion as of December 31, 2018.

(c)	Reconciliation of Accumulated Depreciation:

The following table reconciles the accumulated depreciation on real estate investments from January 1, 2016 to December 31, 2018 (in thousands):

	2018	2017	2016
Balance at beginning of year	$895,091	$885,392	$1,080,616
Additions:
Depreciation expense	135,473	135,822	131,859
Less:
Dispositions/impairments/placed into redevelopment	(117,589)	(74,178)	(250,110)
Retirements	(47,513)	(51,945)	(76,973)
Balance at end of year	$865,462	$895,091	$885,392
Less:
Assets held for sale	-	-	(32,916)
Per consolidated balance sheet	$865,462	$895,091	$852,476
(d)	At acquisition it was determined that the useful life of the parking structure is five years, which reflects the expected demolition date.
(e)	Building and improvements consists of capital improvements, which are depreciated over the lease term.
(f)	Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and The Bulletin Building in 2012.
(g)	The property was partially placed into service during 2017.
(h)	Represent leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases.