Form 10-Q
period 2019-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2019-05-03
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

A total of 176,137,761 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 26, 2019.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	BDN	NYSE

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2019, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,015,879	$3,953,319
Right of use asset - operating leases	22,175	-
Accumulated depreciation	(891,125)	(865,462)
Operating real estate investments, net	3,146,929	3,087,857
Construction-in-progress	112,176	150,263
Land held for development	88,047	86,401
Prepaid leasehold interests in land held for development, net	39,897	39,999
Total real estate investments, net	3,387,049	3,364,520
Assets held for sale, net	7,345	11,599
Cash and cash equivalents	14,449	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of March 31, 2019 and December 31, 2018, respectively	21,780	16,394
Accrued rent receivable, net of allowance of $11,018 and $11,266 as of March 31, 2019 and December 31, 2018, respectively	168,781	165,243
Investment in Real Estate Ventures, equity method	161,568	169,100
Deferred costs, net	95,293	91,075
Intangible assets, net	119,903	131,348
Other assets	139,761	126,400
Total assets	$4,115,929	$4,098,521
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$319,132	$320,869
Unsecured credit facility	160,500	92,500
Unsecured term loan, net	248,168	248,042
Unsecured senior notes, net	1,366,997	1,366,635
Accounts payable and accrued expenses	112,375	125,696
Distributions payable	34,107	33,632
Deferred income, gains and rent	24,749	28,293
Acquired lease intangibles, net	29,813	31,783
Lease liability - operating leases	22,402	-
Other liabilities	16,194	18,498
Total liabilities	$2,334,437	$2,265,948
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 176,001,580 and 176,873,324 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,761	1,770
Additional paid-in-capital	3,187,312	3,200,850
Deferred compensation payable in common shares	14,640	14,021
Common shares in grantor trust, 1,012,542 and 977,120 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	(14,640)	(14,021)
Cumulative earnings	795,186	796,513
Accumulated other comprehensive income	2,560	5,029
Cumulative distributions	(2,217,469)	(2,183,909)
Total Brandywine Realty Trust's equity	1,769,350	1,820,253
Noncontrolling interests	12,142	12,320
Total beneficiaries' equity	$1,781,492	$1,832,573
Total liabilities and beneficiaries' equity	$4,115,929	$4,098,521

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three-month periods ended
	March 31,
	2019	2018
Revenue
Rents	$138,098	$126,759
Third party management fees, labor reimbursement and leasing	3,955	7,674
Other	1,843	1,925
Total revenue	143,896	136,358
Operating expenses
Property operating expenses	39,481	39,332
Real estate taxes	15,783	12,422
Third party management expenses	2,117	4,750
Depreciation and amortization	51,980	43,291
General and administrative expenses	9,844	8,723
Total operating expenses	119,205	108,518
Gain on sale of real estate
Net gain on sale of undepreciated real estate	1,001	22
Total gain on sale of real estate	1,001	22
Operating income	25,692	27,862
Other income (expense):
Interest income	525	703
Interest expense	(20,357)	(19,533)
Interest expense - amortization of deferred financing costs	(666)	(627)
Equity in loss of Real Estate Ventures	(1,358)	(825)
Net gain on real estate venture transactions	259	37,263
Net income before income taxes	4,095	44,843
Income tax provision	(29)	(138)
Net income	4,066	44,705
Net income attributable to noncontrolling interests	(57)	(376)
Net income attributable to Brandywine Realty Trust	4,009	44,329
Nonforfeitable dividends allocated to unvested restricted shareholders	(119)	(114)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$3,890	$44,215

Basic income per Common Share	$0.02	$0.25

Diluted income per Common Share	$0.02	$0.25

Basic weighted average shares outstanding	175,857,358	178,395,525
Diluted weighted average shares outstanding	176,464,218	179,788,311

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2019	2018
Net income	$4,066	$44,705
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,689)	4,696
Amortization of interest rate contracts (1)	206	312
Comprehensive income (loss):	(2,483)	5,008
Comprehensive income	1,583	49,713
Comprehensive income attributable to noncontrolling interest	(43)	(418)
Comprehensive income attributable to Brandywine Realty Trust	$1,540	$49,295

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2019

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2018	176,873,324	977,120	$1,770	$3,200,850	$14,021	$(14,021)	$796,513	$5,029	$(2,183,909)	$12,320	$1,832,573
Cumulative effect of accounting change							(5,336)				(5,336)
Net income							4,009			57	4,066
Other comprehensive income								(2,469)		(14)	(2,483)
Repurchase and retirement of Common Shares of Beneficial Interest	(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures										23	23
Share-based compensation activity	465,883	41,342	4	3,673							3,677
Share Issuance from/(to) Deferred Compensation Plan	(458)	(5,920)			619	(619)					-
Reallocation of Noncontrolling interest				57						(57)	-
Distributions declared (0.19 per share)									(33,560)	(187)	(33,747)
BALANCE, March 31, 2019	176,001,580	1,012,542	$1,761	$3,187,312	$14,640	$(14,640)	$795,186	$2,560	$(2,217,469)	$12,142	$1,781,492

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

For the three-month period ended March 31, 2018

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2017	178,285,236	894,736	$1,784	$3,218,564	$12,445	$(12,445)	$660,174	$2,399	$(2,053,741)	$17,420	$1,846,600
Net income							44,329			376	44,705
Other comprehensive income								4,966		42	5,008
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate ventures										15	15
Distributions from consolidated real estate ventures										(54)	(54)
Share-based compensation activity	68,425		1	3,072			3				3,076
Share Issuance from/(to) Deferred Compensation Plan	66,830	53,856			1,061	(1,061)					-
Share Choice Plan issuance	(1,285)										-
Reallocation of Noncontrolling interest				(5)						5	-
Distributions declared (0.18 per share)									(32,259)	(266)	(32,525)
BALANCE, March 31, 2018	178,442,517	948,592	$1,785	$3,222,047	$13,506	$(13,506)	$704,506	$7,365	$(2,086,000)	$17,538	$1,867,241

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,066	$44,705
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,980	43,291
Amortization of deferred financing costs	666	627
Amortization of debt discount/(premium), net	175	176
Amortization of stock compensation costs	3,449	3,265
Straight-line rent income	(4,165)	(4,978)
Amortization of acquired above (below) market leases, net	(1,805)	(793)
Straight-line ground rent expense	351	22
Provision for doubtful accounts	-	467
Net gain on real estate venture transactions	-	(37,263)
Net gain on sale of interests in real estate	(1,001)	(22)
Income from Real Estate Ventures, net of distributions	1,159	2,209
Income tax provision	29	138
Changes in assets and liabilities:
Accounts receivable	(3,539)	(646)
Other assets	(39,088)	(12,911)
Accounts payable and accrued expenses	(10,822)	(1,146)
Deferred income, gains and rent	(3,148)	2,295
Other liabilities	19,459	(738)
Net cash provided by operating activities	17,766	38,698

Cash flows from investing activities:
Acquisition of properties	-	(24,946)
Proceeds from the sale of properties	5,273	14,921
Proceeds from real estate venture sales	259	42,953
Proceeds from repayment of mortgage notes receivable	15	562
Capital expenditures for tenant improvements	(14,978)	(16,569)
Capital expenditures for redevelopments	(10,777)	(2,429)
Capital expenditures for developments	(18,645)	(19,387)
Advances for the purchase of tenant assets, net of repayments	(1,615)	316
Investment in unconsolidated Real Estate Ventures	(182)	(261)
Deposits for real estate	3,152	(162)
Capital distributions from Real Estate Ventures	1,851	1,951
Leasing costs paid	(5,696)	(3,120)
Net cash used in investing activities	(41,343)	(6,171)

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,871)	(1,317)
Proceeds from credit facility borrowings	198,000	-
Repayments of credit facility borrowings	(130,000)	-
Proceeds from the exercise of stock options	800	-
Proceeds from the issuance of common shares	-	416
Shares used for employee taxes upon vesting of share awards	(1,230)	(942)
Partner contributions to consolidated real estate venture	23	15
Partner distributions from consolidated real estate venture	-	(54)
Repurchase and retirement of common shares	(17,282)	-
Distributions paid to shareholders	(33,084)	(32,173)
Distributions to noncontrolling interest	(187)	(266)
Net cash provided by (used in) financing activities	15,169	(34,321)
Decrease in cash and cash equivalents and restricted cash	(8,408)	(1,794)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$14,803	$201,648

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442

Cash and cash equivalents, end of period	$14,449	$200,813
Restricted cash, end of period	354	835
Cash and cash equivalents and restricted cash, end of period	$14,803	$201,648

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2019 and 2018 of $728 and $687, respectively	$14,251	$12,705
Cash paid for income taxes	-	7

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	34,107	32,502
Change in investment in real estate ventures as a result of dispositions	-	(17,313)

Change in operating real estate related to a non-cash acquisition of an operating property	-	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	-	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	182
Change in investments in joint venture related to non-cash acquisition of property	-	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	-	9,940
Change in capital expenditures financed through accounts payable at period end	(1,080)	(1,112)
Change in capital expenditures financed through retention payable at period end	(4,503)	(792)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit information)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Real estate investments:
Operating properties	$4,015,879	$3,953,319
Right of use asset - operating leases	22,175	-
Accumulated depreciation	(891,125)	(865,462)
Operating real estate investments, net	3,146,929	3,087,857
Construction-in-progress	112,176	150,263
Land held for development	88,047	86,401
Prepaid leasehold interests in land held for development, net	39,897	39,999
Total real estate investments, net	3,387,049	3,364,520
Assets held for sale, net	7,345	11,599
Cash and cash equivalents	14,449	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of March 31, 2019 and December 31, 2018, respectively	21,780	16,394
Accrued rent receivable, net of allowance of $11,018 and $11,266 as of March 31, 2019 and December 31, 2018, respectively	168,781	165,243
Investment in Real Estate Ventures, equity method	161,568	169,100
Deferred costs, net	95,293	91,075
Intangible assets, net	119,903	131,348
Other assets	139,761	126,400
Total assets	$4,115,929	$4,098,521
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$319,132	$320,869
Unsecured credit facility	160,500	92,500
Unsecured term loan, net	248,168	248,042
Unsecured senior notes, net	1,366,997	1,366,635
Accounts payable and accrued expenses	112,375	125,696
Distributions payable	34,107	33,632
Deferred income, gains and rent	24,749	28,293
Acquired lease intangibles, net	29,813	31,783
Lease liability - operating leases	22,402	-
Other liabilities	16,194	18,498
Total liabilities	$2,334,437	$2,265,948
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 982,871 issued and outstanding as of March 31, 2019 and December 31, 2018	15,421	12,520
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 176,001,580 and 176,873,324 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,761,580	1,813,136
Accumulated other comprehensive income	2,242	4,725
Total Brandywine Operating Partnership, L.P.'s equity	1,763,822	1,817,861
Noncontrolling interest - consolidated real estate ventures	2,249	2,192
Total partners' equity	$1,766,071	$1,820,053
Total liabilities and partners' equity	$4,115,929	$4,098,521

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three-month periods ended
	March 31,
	2019	2018
Revenue
Rents	$138,098	$126,759
Third party management fees, labor reimbursement and leasing	3,955	7,674
Other	1,843	1,925
Total revenue	143,896	136,358
Operating expenses
Property operating expenses	39,481	39,332
Real estate taxes	15,783	12,422
Third party management expenses	2,117	4,750
Depreciation and amortization	51,980	43,291
General and administrative expenses	9,844	8,723
Total operating expenses	119,205	108,518
Gain on sale of real estate
Net gain on sale of undepreciated real estate	1,001	22
Total gain on sale of real estate	1,001	22
Operating income	25,692	27,862
Other income (expense):
Interest income	525	703
Interest expense	(20,357)	(19,533)
Interest expense - amortization of deferred financing costs	(666)	(627)
Equity in loss of Real Estate Ventures	(1,358)	(825)
Net gain on real estate venture transactions	259	37,263
Net income before income taxes	4,095	44,843
Income tax provision	(29)	(138)
Net income	4,066	44,705
Net income attributable to noncontrolling interests - consolidated real estate ventures	(34)	(5)
Net income attributable to Brandywine Operating Partnership	4,032	44,700
Nonforfeitable dividends allocated to unvested restricted unitholders	(119)	(114)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$3,913	$44,586

Basic income per Common Partnership Unit	$0.02	$0.25

Diluted income per Common Partnership Unit	$0.02	$0.25

Basic weighted average common partnership units outstanding	176,840,229	179,875,324
Diluted weighted average common partnership units outstanding	177,447,089	181,268,110

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three-month periods ended
	March 31,
	2019	2018
Net income	$4,066	$44,705
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,689)	4,696
Amortization of interest rate contracts (1)	206	312
Comprehensive income (loss):	(2,483)	5,008
Comprehensive income	1,583	49,713
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(34)	(5)
Comprehensive income attributable to Brandywine Realty Trust	$1,549	$49,708

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2019

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2018	176,873,324	$1,813,136	$4,725	$2,192	$1,820,053
Cumulative effect of accounting change		(5,336)			(5,336)
Net income		4,032		34	4,066
Other comprehensive income			(2,483)		(2,483)
Deferred compensation obligation	(458)				-
Repurchase and retirement of LP units	(1,337,169)	(17,281)			(17,281)
Issuance of partnership interest in consolidated real estate ventures				23	23
Share-based compensation activity	465,883	3,677			3,677
Adjustment of redeemable partnership units to liquidation value at period end		(3,088)			(3,088)
Distributions declared to general partnership unitholders (0.19 per unit)		(33,560)			(33,560)
BALANCE, March 31, 2019	176,001,580	$1,761,580	$2,242	$2,249	$1,766,071

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

For the three-month period ended March 31, 2018

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2017	178,285,236	$1,815,411	$2,056	$2,215	$1,819,682
Net income		44,700		5	44,705
Other comprehensive income			5,008		5,008
Deferred compensation obligation	66,830				-
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate ventures				15	15
Distributions from consolidated real estate ventures				(54)	(54)
Share Choice Plan issuance	(1,285)				-
Share-based compensation activity	68,425	3,075			3,075
Adjustment of redeemable partnership units to liquidation value at period end		3,604			3,604
Distributions declared to general partnership unitholders (0.18 per unit)		(32,259)			$(32,259)
BALANCE, March 31, 2018	178,442,517	$1,834,947	$7,064	$2,181	$1,844,192

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three-month periods ended March 31,
	2019	2018
Cash flows from operating activities:

Net income	$4,066	$44,705
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	51,980	43,291
Amortization of deferred financing costs	666	627
Amortization of debt discount/(premium), net	175	176
Amortization of stock compensation costs	3,449	3,265
Straight-line rent income	(4,165)	(4,978)
Amortization of acquired above (below) market leases, net	(1,805)	(793)
Straight-line ground rent expense	351	22
Provision for doubtful accounts	-	467
Net gain on real estate venture transactions	-	(37,263)
Net gain on sale of interests in real estate	(1,001)	(22)
Income from Real Estate Ventures, net of distributions	1,159	2,209
Income tax provision	29	138
Changes in assets and liabilities:
Accounts receivable	(3,539)	(646)
Other assets	(39,088)	(12,911)
Accounts payable and accrued expenses	(10,822)	(1,146)
Deferred income, gains and rent	(3,148)	2,295
Other liabilities	19,459	(738)
Net cash provided by operating activities	17,766	38,698

Cash flows from investing activities:
Acquisition of properties	-	(24,946)
Proceeds from the sale of properties	5,273	14,921
Proceeds from real estate venture sales	259	42,953
Proceeds from repayment of mortgage notes receivable	15	562
Capital expenditures for tenant improvements	(14,978)	(16,569)
Capital expenditures for redevelopments	(10,777)	(2,429)
Capital expenditures for developments	(18,645)	(19,387)
Advances for the purchase of tenant assets, net of repayments	(1,615)	316
Investment in unconsolidated Real Estate Ventures	(182)	(261)
Deposits for real estate	3,152	(162)
Capital distributions from Real Estate Ventures	1,851	1,951
Leasing costs paid	(5,696)	(3,120)
Net cash used in investing activities	(41,343)	(6,171)

Cash flows from financing activities:
Repayments of mortgage notes payable	(1,871)	(1,317)
Proceeds from credit facility borrowings	198,000	-
Repayments of credit facility borrowings	(130,000)	-
Proceeds from the exercise of stock options	800	-
Proceeds from the issuance of common shares	-	416
Shares used for employee taxes upon vesting of share awards	(1,230)	(942)
Partner contributions to consolidated real estate venture	23	15
Partner distributions from consolidated real estate venture	-	(54)
Repurchase and retirement of common shares	(17,282)	-
Distributions paid to preferred and common partnership units	(33,271)	(32,439)
Net cash provided by (used in) financing activities	15,169	(34,321)
Decrease in cash and cash equivalents and restricted cash	(8,408)	(1,794)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$14,803	$201,648

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442

Cash and cash equivalents, end of period	$14,449	$200,813
Restricted cash, end of period	354	835
Cash and cash equivalents and restricted cash, end of period	$14,803	$201,648

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2019 and 2018 of $728 and $687, respectively	$14,251	$12,705
Cash paid for income taxes	-	7

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	34,107	32,502
Change in investment in real estate ventures as a result of dispositions	-	(17,313)

Change in operating real estate related to a non-cash acquisition of an operating property	-	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	-	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	182
Change in investments in joint venture related to non-cash acquisition of property	-	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	-	9,940
Change in capital expenditures financed through accounts payable at period end	(1,080)	(1,112)
Change in capital expenditures financed through retention payable at period end	(4,503)	(792)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2019, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of March 31, 2019, the Company owned 96 properties that contained an aggregate of approximately 16.9 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of March 31, 2019, excludes one development property and three redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of March 31, 2019:

	Number of Properties	Rentable Square Feet
Office properties	88	15,719,636
Mixed-use properties	3	641,741
Retail property	1	17,884
Core Properties	92	16,379,261
Development property	1	204,108
Redevelopment properties	3	338,650
The Properties	96	16,922,019

In addition to the Properties, as of March 31, 2019, the Company owned land held for development, comprised of 234.7 acres of undeveloped land, of which 35.2 acres were held for sale and 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of March 31, 2019, the total potential development that these land parcels could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of March 31, 2019, the Company also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey and Wilmington, Delaware.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2019, the management company subsidiaries were managing properties containing an aggregate of approximately 24.9 million net rentable square feet, of which approximately 16.9 million net rentable square feet related to Properties owned by the Company and approximately 8.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2019, the results of its operations for the three-month periods ended March 31, 2019 and 2018 and its cash flows for the three-month periods ended March 31, 2019 and 2018 have been included. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

The Company's Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". Other than the adoption of ASU-2016-02, Leases (Topic 842), there have been no significant changes in our significant accounting policies since December 31, 2018. Management discusses our significant accounting policies and management’s judgments and estimates with the Company's Audit Committee.

Out of Period Adjustment

The Company recorded $0.8 million of depreciation expense during the three-month period ended March 31, 2019, which should have been recorded in the consolidated financial statements for the three and twelve-month periods ended December 31, 2018. Management concluded that this misstatement was not material to the consolidated financial statements as of and for the twelve-month period ended December 31, 2018 or the three-month period ended March 31, 2019.

Reclassifications

The Company reclassified tenant reimbursements and termination fees within the “Rents” caption on the consolidated statements of operations as a result of the adoption of Topic 842, Leases as of January 1, 2019. Tenant reimbursements and termination fees, which were reclassified retrospectively for all periods, were formerly presented separately in the “Tenant reimbursements” and “Termination fees” captions, respectively, on the consolidated statements of operations. The prior year reclassifications were made to conform to current-year presentation under Topic 842 and did not result in any change in total revenue.

Adoptions of New Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), modifying the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for in the same manner as operating leases under ASC 840, Leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases, and operating leases. The guidance supersedes previously issued guidance under ASC 840.

The Company adopted Topic 842 effective January 1, 2019. In applying the modified retrospective transition method, the Company elected the package of practical expedients available for implementation, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;
•	An entity need not reassess the lease classification for any expired or existing leases; and
•	An entity need not reassess initial indirect costs for any existing leases.

Furthermore, the Company elected the optional transition method to make January 1, 2019 the initial application date of the standard.  This package of practical expedients allows entities to account for their existing leases for the remainder of their respective lease terms following the previous accounting guidance.

The Company also elected to adopt the optional transition practical expedient provided in ASU 2018-01 to not evaluate under Topic 842 for existing or expired land easements prior to the application date to determine if they meet the definition of a lease.

The Company also elected to adopt the practical expedient offered in ASU 2018-11 that allows lessors to not allocate the total consideration to lease and nonlease components, such as tenant reimbursements, based on their relative standalone selling prices as the timing and pattern of revenue recognition of the combined single lease component is the same and the leases are classified as operating leases.

The Company elected to adopt ASU 2018-20, which allows lessors to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, lessors will account for those costs as if they are lessee costs. All collections from lessees of taxes within the scope of the election are excluded from the consideration of the contract and from variable payments not included in the consideration of the contract.

Lessor accounting

The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. As of March 31, 2019, the Company does not have any leases classified as direct-financing or sales-type leases. The operating leases have various expiration dates.

Lease payments on non-cancellable leases at March 31, 2019 are as follows (in thousands):
Year	Lease payments
2019 (nine months remaining)	$292,215
2020	377,088
2021	354,913
2022	309,125
2023	281,437
Thereafter	1,270,928
Total	$2,885,706

Lease payments on non-cancellable leases at December 31, 2018 are as follows (in thousands):

Year	Lease payments
2019	$392,058
2020	372,619
2021	349,160
2022	304,445
2023	277,388
Thereafter	1,265,810
Total	$2,961,480

Fixed lease payments under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded as “Accrued rent receivable” on the consolidated balance sheets. Variable lease payments are recognized as lease revenue in the period in which changes in facts and circumstances on which the variable lease payments are based occur.

In November 2018, the FASB issued ASU No. 2018-19, which clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. Topic 842 requires a binary approach to evaluating leases for collectability. Lessors are required to determine if it is probable that substantially all of the lease payments will be collected from the tenant over the lease term. Should the lessor determine that it is not probable that substantially all of the lease payments will be collected, the standard requires that the lessor writes off any accrued rent receivable and begin recognizing lease payments on a cash-basis. The Company has evaluated all leases for collectability and is recognizing lease payments for certain leases on a cash-basis as collectability of substantially all of the lease payments is not probable. As a result, during the quarter ended March 31, 2019, the write off of the accrued rent receivable of $0.7 million was recorded by the Company upon adoption of Topic 842 as a cumulative effect of accounting change adjustment to equity through the “Cumulative earnings” caption on the consolidated balance sheets. The Company maintains a general reserve of $11.3 million relating to leases that existed prior to adoption of Topic 842 for which the Company has determined that collectability of substantially all of lease payments remains probable as of March 31, 2019.

The Company’s lease revenue is impacted by the Company’s determination of whether improvements to the property, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, the Company’s primary consideration is whether an improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive. If the tenant has funded the improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortizes this costs into revenue over the lease term.

For certain leases, the Company also makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option or purchase option. The lease term impacts the period over which the Company determines and records lease payments and also impacts the period of which it amortizes lease-related costs. The Company considers all relevant factors that create an economic incentive for the lessee and uses judgement to determine if those factors, considered together, signify that the lessee is reasonably certain to exercise the option. For leases where a tenant executes a lease termination, termination fees are recognized over the modified term of the lease as rental income. Additionally, any deferred rents receivable are accelerated over the modified lease term.

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. The Company also contracts with third-party vendors and suppliers for goods and services to fulfill certain of the Company’s obligations to tenants. Tenant reimbursements are billed in the period in which the related expenses are incurred.

The table below sets forth the allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

Three Months Ended March 31,
Lease Revenue	2019
Fixed lease payments	$108,033
Variable lease payments	30,064
Total	$138,097

Fixed lease payments include contractual rents under lease agreements with tenants recognized on a straight-line basis over the lease term, including amortization of lease incentives and above or below market rent intangibles, and parking income that is fixed under a long-term contract. Variable lease payments include reimbursements billed to tenants, termination fees, bad debt expense, and parking income that is not fixed under a long-term contract.

Lessee Accounting

The Company is the lessee under six long-term ground leases classified as operating leases. While adoption of the practical expedient allows the Company to not revisit the classification of existing leases, the Company measured the present value of the future lease payments for each ground lease agreement and recognized a right of use asset and lease liability in the aggregate amount of $22.4 million, each as of January 1, 2019 in accordance with Topic 842. The right of use assets and lease liabilities are presented in the “Right of use asset – operating leases” and “Lease liability – operating leases” captions, respectively, on the consolidated balance sheets as of March 31, 2019.

The Company makes significant assumptions and judgements when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow on a collateralized basis over a similar lease term an amount equal to the lease payments in a similar economic environment. The Company utilized a market-based approach to estimate the IBR for each individual lease. The base IBR was estimated utilizing observable mortgage and corporate bond rates, which were then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease.

The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in the “Property operating expenses” caption on the consolidated statement of operations. Certain of the Company’s ground leases contain extension options. The Company has exercised judgment in considering all economic factors to determine that it is not reasonably certain to exercise the extension options and therefore has not included the extension period in the remaining lease term. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed. Topic 842 requires use of the most recent CPI adjustment when determining the present value of the lease payments for an indexed lease. As such, the 2018 CPI index was used to determine the right of use asset and corresponding lease liability as of January 1, 2019. Additional rent payments for amounts in excess of this estimated growth rate will be expensed on a cash basis as incurred and are considered variable lease costs.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through the “Property operating expenses” caption on the consolidated statement of operations:

Three Months Ended March 31,
Lease Cost	2019
Fixed lease cost	$525
Variable lease cost	14
Total	$539

Weighted-average remaining lease term (years)	53.2
Weighted-average discount rate	6.3%

Marine Piers Sublease Interest Sale

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which includes leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania, for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash and the Company received cash proceeds of $11.2 million, after closing costs and prorations. The $9.4 million balance of the purchase is due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. In accordance with ASU 2017-05, the Company determined that it is appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the amount of the pending payment due from the buyer because the Company cannot determine the collectability of the remaining $9.4 million balance due under the purchase and sale agreement. The net book value of the Marine Piers was $4.7 million, resulting in a gain on sale of $6.5 million. The remaining gain on sale of $9.4 million arising from the pending payment will be recognized at the earlier of: (i) the time that the Company determines collection of the deferred payment is probable or (ii) on the second purchase price installment date. Based on the facts and circumstances, revenue recognition under ASU 2017-05 coincides with the Company’s previous conclusion under ASC 360-20, and therefore no restatement of the consolidated financial statements is necessary as a result of implementing the guidance for the sale of nonfinancial assets. During the first quarter of 2019, the tenant at the Marine Piers exercised its option to extend the term of its sublease. Therefore, the Company expects to receive the $9.4 million balance on January 15, 2024.

Recent Accounting Pronouncements

In March 2019, the FASB issued ASU No. 2019-01, an amendment to the lease ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing essential information about leasing transactions. The amendments in this update reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers. The amendment is effective with Topic 842. Specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820. The Company has evaluated the impact of this new guidance and determined that it will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company is in the process of evaluating the impact of this new guidance on reserves for notes receivable. The Company has not quantified the impact that this guidance will have on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of March 31, 2019 and December 31, 2018, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$509,503	$508,363
Building and improvements	3,068,255	3,029,427
Tenant improvements	438,121	415,529
Total	$4,015,879	$3,953,319

Dispositions

The Company sold the following land parcel and recognized a gain on a property sold in a prior year during the three-month period ended March 31, 2019 (dollars in thousands):
Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 15, 2019	9 Presidential Boulevard	Bala Cynwyd, PA	1	2.7	$5,325	$5,023	$751
January 8, 2015	Libertyview	Cherry Hill, NJ	-	-	-	250	250	(a)
Total Dispositions			1	2.7	$5,325	$5,273	$1,001

(a)

As of January 2019, the Company will receive an additional $1.0 million of contingent consideration. The Company will recognize this consideration on a cash basis due to uncertainty of collectability. The $1.0 million consideration is payable to the Company in twelve equal installments, of which $0.3 million has been received during the three-month period ended March 31, 2019.

The sale of land referenced above does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of the property remains classified within continuing operations for all periods presented.

Held for Sale

As of March 31, 2019, the Company determined that the sale of two parcels of land totaling 35.2 acres in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. As of March 31, 2019, $7.3 million was reclassified from the “Land held for development” caption to the “Assets held for sale, net” caption on the consolidated balance sheets. There were no other reclassifications related to these parcels of land. As of March 31, 2019, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, the Company expects to record gains on sale. The fair value measurement is based on the pricing in the purchase and sale agreements.

The disposals of the land referenced above do not represent a strategic shift that has a major effect on the operations and financial results of the Company. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of March 31, 2019, the Company held ownership interests in ten unconsolidated Real Estate Ventures for an aggregate investment balance of $161.6 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of March 31, 2019, six real estate ventures owned properties that contain an aggregate of approximately 5.8 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 15% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.1 million and $1.3 million for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $0.2 million and $0.8 million for the three-month periods ended March 31, 2019, and March 31, 2018, respectively.

The Company had outstanding accounts receivable balances from its Real Estate Ventures of $0.8 million as of both March 31, 2019 and December 31, 2018.

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

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Net property	$835,827	$835,983
Other assets (a)	365,840	159,499
Other liabilities (a)	287,138	85,681
Debt, net (b)	490,840	365,707
Equity (c)	423,689	544,094
(a)

The increase in ‘Other assets’ and ‘Other liabilities’ for the period ended March 31, 2019 compared to the period ended December 31, 2018 is due to the recording of the right of use asset and lease liability of $197.1 million and $249.3 million, respectively, for the MAP Venture ground lease upon adoption of Topic 842, which was adopted by the venture on January 1, 2019.

(b)

This amount increased as a result of third-party debt financing received by Herndon Innovation Center Venture, an unconsolidated real estate venture on March 29, 2019. See “Herndon Innovation Center Metro Portfolio Venture” section below for further information.

(c)

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three--month periods ended March 31, 2019 and 2018, respectively (in thousands):

	Three-month period ended March 31, 2019
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$-	$18,288	$16,771	$35,059
Operating expenses	-	(12,155)	(6,563)	(18,718)
Interest expense, net	-	(2,536)	(1,384)	(3,920)
Depreciation and amortization	-	(6,349)	(7,363)	(13,712)
Net income (loss)	$-	$(2,752)	$1,461	$(1,291)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net income (loss)	$-	$(1,376)	$64	$(1,312)
Basis adjustments and other	-	(56)	10	(46)
Equity in income (loss) of Real Estate Ventures	$-	$(1,432)	$74	$(1,358)

	Three-month period ended March 31, 2018
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$995	$17,080	$24,746	$42,821
Operating expenses	(250)	(10,307)	(10,211)	(20,768)
Interest expense, net	(388)	(3,791)	(3,947)	(8,126)
Depreciation and amortization	(376)	(4,701)	(9,307)	(14,384)
Loss on early extinguishment of debt	(718)	-	-	(718)
Net income (loss)	$(737)	$(1,719)	$1,281	$(1,175)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net income (loss)	$(369)	$(860)	$523	$(706)
Basis adjustments and other	11	7	(137)	(119)
Equity in income (loss) of Real Estate Ventures	$(358)	$(853)	$386	$(825)

(a)	The Company sold its 50% ownership interest in evo at Cira Centre South Venture during the first quarter of 2018.
(b)

The Company’s unconsolidated ownership interests ranged from 15% to 70% during the three-month periods ended March 31, 2019 and 25% to 70% during the three-month periods ended March 31, 2018, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

MAP Venture

MAP Ground Lease Venture LLC (the “MAP Venture”), an unconsolidated real estate venture in which the Company holds a 50% ownership interest, is the lessee under a 99-year ground lease of land parcels underlying 58 office properties owned by the MAP Venture. Upon adoption of Topic 842, Leases on January 1, 2019, the MAP Venture determined that the carrying amount of the right of use asset was greater than the fair value of the underlying right of use asset. The fair value of the underlying right of use asset was determined using the purchase price paid by a third-party to acquire the ground lease. As a result, the venture recorded a $9.2 million cumulative effect of accounting change adjustment simultaneously with the recording of the right of use asset to reduce the value of the right of use asset to its estimated fair value. The Company recorded its $4.6 million proportionate share of the cumulative effect of accounting change adjustment through the "Cumulative earnings” caption on its consolidated balance sheets.

Herndon Innovation Center Metro Portfolio Venture, LLC

On March 29, 2019, Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center Venture”), in which the Company holds a 15% ownership interest, obtained $134.1 million of third-party debt financing, secured by four properties within the venture, with an initial advance of $113.1 million. On April 1, 2019, the venture received $111.0 million in net cash proceeds from the financing, of which $16.7 million was distributed to the Company for its share in the venture. The loan bears interest at LIBOR + 1.95% capped at a total maximum interest rate of 5.45% - 6.45% over the term of the loan and matures on March 29, 2024.

Guarantees

As of March 31, 2019, the Real Estate Ventures had aggregate indebtedness of $498.2 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary carve-outs. As of March 31, 2019, the loans to Real Estate Ventures for which there is recourse to the Company consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by Real Estate Ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the Real Estate Ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. INTANGIBLE ASSETS AND LIABILITIES

As of March 31, 2019 and December 31, 2018, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$179,979	$(62,584)	$117,395
Tenant relationship value	9,564	(8,715)	849
Above market leases acquired	4,966	(3,307)	1,659
Total intangible assets, net	$194,509	$(74,606)	$119,903

Acquired lease intangibles, net:
Below market leases acquired	$49,228	$(19,415)	$29,813

	December 31, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$181,887	$(53,376)	$128,511
Tenant relationship value	9,564	(8,551)	1,013
Above market leases acquired	4,966	(3,142)	1,824
Total intangible assets, net	$196,417	$(65,069)	$131,348

Acquired lease intangibles, net:
Below market leases acquired	$49,655	$(17,872)	$31,783

As of March 31, 2019, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2019 (nine months remaining)	$30,532	$5,433
2020	28,393	5,707
2021	20,128	4,302
2022	12,791	2,654
2023	9,756	2,094
Thereafter	18,303	9,623
Total	$119,903	$29,813

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square	$82,385	$82,805	3.98%	May 2020
Four Tower Bridge	9,469	9,526	4.50%	Feb 2021
One Commerce Square	119,292	120,183	3.64%	Apr 2023
Two Commerce Square	110,014	110,518	4.51%	Apr 2023
Principal balance outstanding	321,160	323,032
Plus: fair market value premium (discount), net	(1,664)	(1,759)
Less: deferred financing costs	(364)	(404)
Mortgage indebtedness	$319,132	$320,869

UNSECURED DEBT
$600 million Unsecured Credit Facility	$160,500	$92,500	LIBOR + 1.10%	Jul 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%	Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%	Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%	Jul 2035
Principal balance outstanding	1,789,110	1,721,110
Plus: original issue premium (discount), net	(4,015)	(4,096)
Less: deferred financing costs	(9,430)	(9,837)
Total unsecured indebtedness	$1,775,665	$1,707,177
Total Debt Obligations	$2,094,797	$2,028,046

As of both March 31, 2019 and December 31, 2018, the Company’s weighted-average effective interest rates on its mortgage notes payable were 4.05%, respectively.

In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2019, the weighted-average interest rate on Credit Facility borrowings was 2.50% resulting in $1.3 million of interest expense. As of March 31, 2019, the effective interest rate on

Credit Facility borrowings was 3.60%. The Company had no borrowings under the Credit Facility as of and during the three-months ended March 31, 2018.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of March 31, 2019. Management continuously monitors the Company’s current and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of March 31, 2019, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2019 (nine months remaining)	$5,723
2020	87,226
2021	15,143
2022	416,832
2023	556,736
Thereafter	1,028,610
Total principal payments	2,110,270
Net unamortized premiums/(discounts)	(5,679)
Net deferred financing costs	(9,794)
Outstanding indebtedness	$2,094,797

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2019 and December 31, 2018, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2019 and December 31, 2018 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,288,387	$1,301,735	$1,288,024	$1,262,570
Variable rate debt	$487,278	$470,869	$419,153	$402,924
Mortgage notes payable	$319,132	$320,187	$320,869	$318,515
Notes receivable (b)	$47,753	$47,691	$47,771	$47,747

(a)

The carrying amounts presented in the table above are net of deferred financing costs of $7.6 million and $7.9 million for unsecured notes payable, $1.8 million and $5.1 million for variable rate debt and $0.4 million for mortgage notes payable as of both March 31, 2019 and December 31, 2018, respectively.

(b)

The inputs to originate the notes receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loans.

On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail regarding this financing.

As of March 31, 2019, notes receivable also include a $3.4 million note receivable that was provided to a third party to acquire a property. The loan bears interest at 7.0% through March 2019 and at 8.0% thereafter until its maturity date in March of 2020. The principal balance of the loan amortizes down to a $3.1 million balloon payment, which the Company expects to receive at the maturity date of March of 2020.

The Company periodically assesses collectability of the notes receivable in accordance with the accounting standard for loan receivables. As of March 31, 2019, the Company’s notes receivable are collectible.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of March 31, 2019 and December 31, 2018. For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $9.9 million and $10.1 million as of March 31, 2019 and December 31, 2018, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of March 31, 2019 and December 31, 2018, was approximately $15.6 million and $12.6 million, respectively.

9. FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2019	12/31/2018				3/31/2019	12/31/2018
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$4,522	$7,008
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	185	292
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.090%	January 6, 2012	October 30, 2019	151	183
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

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

Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of March 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2019. Current estimates of fair value may differ from the amounts presented herein.

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$4,066	$4,066	$44,705	$44,705
Net income attributable to noncontrolling interests	(57)	(57)	(376)	(376)
Nonforfeitable dividends allocated to unvested restricted shareholders	(119)	(119)	(114)	(114)
Net income attributable to common shareholders	$3,890	$3,890	$44,215	$44,215
Denominator
Weighted-average shares outstanding	175,857,358	175,857,358	178,395,525	178,395,525
Contingent securities/Share based compensation	-	606,860	-	1,392,786
Weighted-average shares outstanding	175,857,358	176,464,218	178,395,525	179,788,311
Earnings per Common Share:
Net income attributable to common shareholders	$0.02	$0.02	$0.25	$0.25

Redeemable common limited partnership units totaling 982,871 at March 31, 2019 and 1,479,799 at March 31, 2018, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common Shares

On February 21, 2019, the Parent Company declared a distribution of $0.19 per common share, totaling $33.7 million, which was paid on April 18, 2019 to shareholders of record as of April 4, 2019.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the three months ended March 31, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three-month periods ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$4,066	$4,066	$44,705	$44,705
Net income attributable to noncontrolling interests	(34)	(34)	(5)	(5)
Nonforfeitable dividends allocated to unvested restricted unitholders	(119)	(119)	(114)	(114)
Net income attributable to common unitholders	$3,913	$3,913	$44,586	$44,586
Denominator
Weighted-average units outstanding	176,840,229	176,840,229	179,875,324	179,875,324
Contingent securities/Share based compensation	-	606,860	-	1,392,786
Total weighted-average units outstanding	176,840,229	177,447,089	179,875,324	181,268,110
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.02	$0.02	$0.25	$0.25

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three-month periods ended March 31, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units

On February 21, 2019, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $33.7 million, which was paid on April 18, 2019 to unitholders of record as of April 4, 2019.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2019, the Company repurchased and retired 1,337,169 common partnership units at an average price of $12.92 per unit, totaling $17.3 million.

12. SHARE BASED COMPENSATION

Restricted Share Rights Awards

As of March 31, 2019, 626,649 restricted common share rights (“Restricted Share Rights”) were outstanding under the Equity Incentive Plan. These Restricted Share Rights generally vest over two to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2019 was $3.4 million, and is expected to be recognized over a weighted average remaining period of 1.7 years. During the three-month periods ended March 31, 2019 and 2018, the Company recognized compensation expense related to outstanding Restricted Share Rights of $1.6 million and $1.5 million, respectively, of which $0.2 million and $0.3 million, respectively, were capitalized as part of the Company’s review of employee salaries eligible for capitalization for both periods.

The following table summarizes the Company’s Restricted Share Right activity during the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2019	466,439	$14.93	$70,677
Granted	196,667	15.61	3,070
Vested	(33,020)	15.15	298
Forfeited	(3,437)	15.34	-
Non-vested at March 31, 2019	626,649	15.13	9,939

On February 21, 2019, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Parent Company an aggregate of 196,667 Restricted Share Rights, which generally vest over two to three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the otherwise applicable vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.

The Restricted Share Rights granted in 2019 to certain senior executives and that vest over three years include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of targets for same-store net operating cash income growth and development activity provided certain operating and balance sheet metrics are also achieved during the three-year period ending December 31, 2021. Half of any additional shares earned will vest based on continued service through each of January 1, 2022 and January 1, 2023, provided that this additional service requirement will be waived in the event of a death, disability or qualifying retirement. In addition to the basic award, up to 233,890 shares may be awarded under the outperformance feature. These shares have a $3.7 million intrinsic value using a $15.61 weighted average grant date fair value. As of March 31, 2019, the Company has not recognized any compensation expense for these awards as it has been determined that it is not probable that the performance metrics will be achieved. The Company will evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for these awards should it be determined that achievement of these metrics is probable.

In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.

Restricted Performance Share Units Plan

The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Parent Company’s total shareholder return over specified measurement periods compared to total shareholder returns of an index over the measurement periods. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant
	3/1/2017	2/28/2018	2/21/2019	Total

(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2019	169,525	206,025	-	375,550
Units Granted	-	-	213,728	213,728
Units Vested	(8,420)	-	-	(8,420)
Units Cancelled	-	(8,975)	-	(8,975)
Non-vested at March 31, 2019	161,105	197,050	213,728	571,883

Measurement Period Commencement Date	1/1/2017	1/1/2018	1/1/2019
Measurement Period End Date	12/31/2019	12/31/2020	12/31/2021
Units Granted	174,854	209,193	213,728
Fair Value of Units on Grant Date (in thousands)	$3,735	$4,276	$4,627

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSU’s, subject to the same terms and conditions as the original RPSU’s. The performance period will be abbreviated and the delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the schedule vesting period.

For the three months ended March 31, 2019, the Company recognized total compensation expense for the 2019, 2018 and 2017 RPSU awards of $2.7 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2018, the Company recognized total compensation expense for the 2018, 2017 and 2016 RPSU awards of $2.6 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized at March 31, 2019 was approximately $4.0 million, and is expected to be recognized over a weighted average remaining vesting period of 2.1 years.

The Company issued 147,111 common shares on February 1, 2019 in settlement of RPSUs that had been awarded on February 22, 2016 (with a three-year measurement period ended December 31, 2018). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 22, 2019.

13. SEGMENT INFORMATION

As of March 31, 2019, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2019	December 31, 2018
Philadelphia CBD	$1,683,406	$1,670,388
Pennsylvania Suburbs	1,008,066	1,004,537
Austin, Texas	713,189	667,698
Metropolitan Washington, D.C.	524,385	524,190
Other	86,833	86,506
	$4,015,879	$3,953,319

Right of use asset - operating leases (a)	$22,175	$-

Corporate
Construction-in-progress	$112,176	$150,263
Land held for development (b)	$88,047	$86,401
Prepaid leasehold interests in land held for development, net (c)	$39,897	$39,999
(a)

On January 1, 2019, as a result of the adoption of Topic 842, Leases, the Company recognized operating ground leases for which it is a lessee on its consolidated balance sheets for the period ended March 31, 2019. See Note 2, “Basis of Presentation,” for further information.

(b)

As of March 31, 2019, the Company categorized 35.2 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets. As of December 31, 2018, the Company categorized 37.9 acres of land held for development, comprised of 2.7 acres and 35.2 acres, located in the Pennsylvania Suburbs segment and Other segment, respectively, as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

(c)	As of March 31, 2019 and December 31, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania.

Net operating income (in thousands):

	Three-month periods ended
	March 31,
	2019			2018
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$65,798	$(25,185)	$40,613	$62,602	$(24,327)	$38,275
Pennsylvania Suburbs	35,627	(12,972)	22,655	34,882	(12,964)	21,918
Austin, Texas (b)	24,766	(9,076)	15,690	8,364	(3,523)	4,841
Metropolitan Washington, D.C. (c)	13,520	(6,204)	7,316	23,059	(8,759)	14,300
Other	3,182	(2,145)	1,037	6,141	(4,965)	1,176
Corporate	1,003	(1,799)	(796)	1,310	(1,966)	(656)
Operating properties	$143,896	$(57,381)	$86,515	$136,358	$(56,504)	$79,854

(a)	Includes property operating expenses, real estate taxes and third party management expense.
(b)

On December 11, 2018, the Company acquired from DRA Advisors its 50% ownership interest in the G&I Austin Office LLC real estate venture. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin properties.

(c)

On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment, known as the Rockpoint Portfolio, to the Herndon Innovation Center Venture. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center Venture, respectively.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Three-month periods ended March 31,
	March 31, 2019	December 31, 2018	2019	2018
Philadelphia CBD	$19,325	$19,897	$78	$(236)
Metropolitan Washington, D.C. (a)	135,149	136,142	(175)	(37)
MAP Venture (b)	5,101	11,173	(1,367)	(736)
Other	1,993	1,888	106	104
Austin, Texas (c)	-	-	-	80
Total	$161,568	$169,100	$(1,358)	$(825)
(a)	On December 20, 2018, the Company formed the Herndon Innovation Center Venture. See footnote (b) to the “Net operating income” table above for further information regarding this transaction.
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

(c)

On December 11, 2018, the Company acquired from DRA Advisors its 50% ownership interest in the G&I Austin Office LLC real estate venture. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin properties.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income, as defined by GAAP, to consolidated NOI, (in thousands):

	Three-month periods ended March 31,
	2019	2018

Net income	$4,066	$44,705
Plus:
Interest expense	20,357	19,533
Interest expense - amortization of deferred financing costs	666	627
Depreciation and amortization	51,980	43,291
General and administrative expenses	9,844	8,723
Equity in loss of Real Estate Ventures	1,358	825

Less:
Interest income	525	703
Income tax provision	(29)	(138)
Net gain on sale of undepreciated real estate	1,001	22
Net gain on real estate venture transactions	259	37,263
Consolidated net operating income	$86,515	$79,854

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

Letters-of-Credit

Under certain mortgages, including mortgages held by Real Estate Ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit. There were no associated letters-of-credit for a mortgage lender on March 31, 2019. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Lease payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 10 to 66 years. Lease payments on non-cancelable leases at March 31, 2019, which, where applicable, considered CPI index rates upon adoption of Topic 842, are as follows (in thousands):

Year	Lease Payments
2019 (nine months remaining)	$905
2020	1,217
2021	1,232
2022	1,248
2023	1,263
Thereafter	111,757
Total lease payments	$117,622
Less: Imputed interest	(95,220)
Present value of operating lease liabilities	$22,402

Lease payments on non-cancelable leases at December 31, 2018, which were determined under ASC 840 and are therefore not adjusted for increases based on CPI, are as follows (in thousands):

Year	Lease Payments
2019	$1,222
2020	1,222
2021	1,222
2022	1,222
2023	1,222
Thereafter	55,689
Total	$61,799

The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of lease payments does not include any contingent rent amounts or any reimbursed expenses. Reference is made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail regarding commitments and contingencies.

Fair Value of Contingent Consideration

On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of March 31, 2019, the liability had accreted to $1.9 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.

Debt Guarantees

As of March 31, 2019, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $498.2 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of March 31, 2019, the loans for which the Company has provided recourse guarantees consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. As of March 31, 2019, $1.7 million of the funding related to this requirement had been met. The Company estimates that it will incur $37.3 million in excess of this funding requirement and expects to complete the redevelopment of The Bulletin Building during the second quarter of 2020 at an estimated aggregate cost of $83.1 million, inclusive of the acquisition cost of $37.8 million.

Also on October 13, 2017, the Company acquired a leasehold interest in the land parcel at 3001 Market Street in Philadelphia, Pennsylvania (“Drexel Square”). During the fourth quarter of 2017, the Company broke ground on the construction of a public park on the site, marking the commencement of construction at our Schuylkill Yards Project with Drexel. Under the terms of the Development Agreement with Drexel University, the Company has until July 2019 to complete development of Drexel Square. If the Company is unable to complete such development within this timeframe, it may be subject to damages under the Development Agreement. As of March 31, 2019, the development of Drexel Square is substantially complete.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2019, had $2.7 million of future contractual obligations. In addition, the Company estimates $0.6 million of potential additional contributions for which the Company is not currently contractually obligated.

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

15. SUBSEQUENT EVENTS

On April 11, 2019, Herndon Innovation Center Venture, an unconsolidated real estate venture in which the Company holds a 15% ownership interest, obtained $115.3 million of third-party debt financing secured by four properties within the venture. The loan bears interest at LIBOR + 1.80% capped at a total maximum interest rate of 6.3% and matures on April 11, 2024. The Company received $13.8 million for its share of the cash proceeds from the financing on April 12, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2018, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

As of March 31, 2019, we owned 96 properties that contained an aggregate of approximately 16.9 million net rentable square feet (collectively, the “Properties”). Our core portfolio of operating properties, as of March 31, 2019, excludes one development property and three redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of March 31, 2019:

	Number of Properties	Rentable Square Feet	Percentage Occupied	Percentage Leased
Office properties	88	15,719,636
Mixed-use properties	3	641,741
Retail property	1	17,884
Core Properties	92	16,379,261	92.1%	95.0%
Development property	1	204,108
Redevelopment properties	3	338,650
The Properties	96	16,922,019

In addition, as of March 31, 2019, we owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”), six of which own properties that contain an aggregate of approximately 5.8 million net rentable square feet of office space; two of which own, in aggregate, 1.4 acres of land held for development; one that owns 1.3 acres in active development; and one that owns a residential tower that contains 321 apartment units.

In addition to the Properties, as of March 31, 2019, we owned land held for development, comprised of 234.7 acres of undeveloped land, of which 35.2 acres were held for sale and 1.8 acres related to leasehold interests in two land parcels each acquired through prepaid 99-year ground leases and held options to purchase approximately 55.5 additional acres of undeveloped land. As of March 31, 2019, the total potential development that these land parcels could support, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey and Wilmington, Delaware.

We conduct our third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2019, the management company subsidiaries were managing properties containing an aggregate of approximately 24.9 million net rentable square feet, of which approximately 16.9 million net rentable square feet related to Properties that we own and consolidate and approximately 8.0 million net rentable square feet related to properties owned by third parties and the Real Estate Ventures.

During the three months ended March 31, 2019, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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

Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during the remainder of 2019 and possibly beyond as the current economic climate may negatively impact tenants.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2019 was 92.1% compared to 92.3% at March 31, 2018.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	16,379,261	15,669,487
Occupancy percentage (end of period)	92.1%	92.3%
Average occupancy percentage	91.8%	92.2%
Total Portfolio, less properties in development (2):
Retention rate	66.2%	51.3%
New leases and expansions commenced (square feet)	404,925	131,032
Leases renewed (square feet)	412,123	171,204
Net absorption (square feet)	(65,796)	(95,356)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	13.6%	11.9%
Renewal rental rates	14.9%	9.7%
Combined rental rates	14.6%	10.5%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$7.87	$7.68
Tenant Improvements (per square feet)	$22.33	$16.10
Weighted average lease term (years)	7.7	7.4
Total capital per square foot per lease year	$4.81	$2.84

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.41% of our aggregate final annualized base rents as of March 31, 2019 (representing approximately 3.27% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2019. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $11.3 million or 5.6% of total receivables (including accrued rent receivables) as of March 31, 2019 compared to $12.9 million or 6.6% of total receivables (including accrued rent receivables) as of December 31, 2018.

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

As of March 31, 2019, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2019	Q2 2020	Redevelopment	The Bulletin Building	Philadelphia, PA	1	283,000	$83,100	(a)	$49,100
Q1 2019	Q4 2020	Development	405 Colorado Street	Austin, TX	1	200,000	114,000	(b)	6,700
Q2 2018	Q1 2019	Redevelopment	426 W. Lancaster Avenue	Devon, PA	1	56,000	14,900	(c)	11,400
		Total			3	539,000	$212,000		$67,200

(a)

Estimated costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of March 31, 2019, includes $1.7 million related to an $8.0 million funding commitment required through the ground lease. See "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(b)	Estimated costs includes $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(c)

The property was vacated during the third quarter of 2017.Total project costs include $4.9 million of existing property basis. The renovation of the base building was substantially completed during the first quarter of 2019 and remaining costs as of March 31, 2019 primarily represent tenant improvements.

Other Development Activities:

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of March 31, 2019, $72.3 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired.

Schuylkill Yards Project

As of March 31, 2019, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business – Other Development Activities" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See the table above for information relating to progress at the Bulletin Building, a redevelopment that is part of the Schuylkill Yards Project, as of March 31, 2019.

For information regarding the 2018 acquisitions within the scope of the Schuylkill Yards project, see Item 1., “Business – 2018 Transactions,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For information regarding the 2017 acquisitions within the scope of the Schuylkill Yards project, see Item 1., “Business – 2017 Transactions,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2018 for project overviews, as well as risks associated with these development projects. See "Liquidity and Capital Resources – Contractual Obligations" below for contractual commitments relating to our ongoing development projects.

Land Holdings

As of March 31, 2019, we owned approximately 234.7 acres of undeveloped land, of which 35.2 acres were held for sale and 1.8 acres related to leasehold interests in two land parcels, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As market conditions warrant, we will seek to opportunistically dispose of those parcels that we do not anticipate developing. For parcels of land that we ultimately develop, we will be subject to risks and costs associated with land development, including building moratoriums and the inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays, and insufficient occupancy and rental rates. As of March 31, 2019, the total potential development that these land parcels could support amounted to 14.2 million square feet of development, of which 0.2 million square feet relates to 35.2 acres held for sale.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the three-month periods ended March 31, 2019 and 2018, no interest expense was capitalized.

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

RECENT PROPERTY TRANSACTIONS

Dispositions

We sold the following land parcel during the three-month period ended March 31, 2019 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 15, 2019	9 Presidential Boulevard	Bala Cynwyd, PA	1	2.7	$5,325	$5,023	$751
January 8, 2015	Libertyview	Cherry Hill, NJ	-	-	-	250	250	(a)
Total Dispositions			1	2.7	$5,325	$5,273	$1,001
(a)

As of January 2019, we will receive an additional $1.0 million of contingent consideration. We will recognize this consideration on a cash basis due to constraints on collectability. The $1.0 million consideration is payable in twelve equal installments, of which $0.3 million has been received during the three-month period ended March 31, 2019.

Held for Sale

As of March 31, 2019, we determined that the sale of two parcels of land totaling 35.2 acres in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long lived assets. As of March 31, 2019, $7.3 million was reclassified from the “Land held for development” caption to the “Assets held for sale, net” caption on the consolidated balance sheets. There were no other reclassifications related to these parcels of land. As of March 31, 2019, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, we expect to record gains on sale. The fair value measurement is based on the pricing in the purchase and sale agreements.

The disposals of properties referenced above do not represent a strategic shift that has a major effect on our operations and financial results. As a result, the operating results of the properties remain classified within continuing operations for all periods presented.

MAP Venture

During the three-month period ended March 31, 2019, MAP Venture, an unconsolidated real estate venture in which we hold a 50% ownership interest, is the lessee under a 99-year ground lease of land parcels underlying 58 office properties owned by the MAP Venture. Upon adoption of Topic 842, Leases on January 1, 2019, the venture determined that the carrying amount of the right of use asset was greater than the fair value of the underlying right of use asset. As a result, the venture recorded a $9.2 million cumulative effect of accounting change adjustment simultaneously with the recording of the right of use asset to reduce the value of the right of use asset to its estimated fair value. Our $4.6 million proportionate share of this amount was recorded as a cumulative effect of accounting change adjustment through the "Cumulative earnings” caption on our consolidated balance sheets. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” to our consolidated financial statements for further information.

Herndon Innovation Center Metro Portfolio Venture, LLC

On March 28, 2019, Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center Venture”), an unconsolidated real estate venture in which we hold a 15% ownership interest, obtained $134.1 million of third-party debt financing, secured by four properties within the venture, with an initial advance of $113.1 million. On April 1, 2019, the venture received $111.0 million in net cash proceeds from the financing, of which $16.7 million was distributed to us for our share. The loan bears interest at LIBOR + 1.95% capped at a total maximum interest rate of 5.45% - 6.45% over the term of the loan and matures on March 29, 2024.

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

Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2018 with the exception of the adoption of ASC 842, Leases. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three-month period ended March 31, 2019, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2019 and 2018. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, "Segment Information," to our consolidated financial statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.

Comparison of the Three-Month Periods Ended March 31, 2019 and March 31, 2018

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 74 properties containing an aggregate of approximately 14.1 million net rentable square feet, and represents properties that we owned for the entire three-month periods ended March 31, 2019 and 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2018 and disposed of prior to March 31, 2019 or classified as held for sale as of March 31, 2019. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine to proceed with development/redevelopment for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three-month periods ended March 31, 2019 and 2018) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three-month periods ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, a property containing 5,000 rentable square feet, located in our Other segment, was removed from the Same Store Property Portfolio and was reclassified as land. In addition, 650 Park Avenue, located in our Pennsylvania Suburbs segment, was removed from the Same Store Property Portfolio in advance of plans to demolish the building and redevelop the property. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2018, see the Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended March 31, 2019 to the three months ended March 31, 2018

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2019	2018	Increase/ (Decrease)	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)
Revenue:
Rents	$112,709	$111,664	$1,045	$20,451	$2,080	$2,595	$1,556	$2,343	$11,459	$138,098	$126,759	$11,339
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	3,955	7,674	3,955	7,674	(3,719)
Other	373	305	68	46	(16)	5	11	1,419	1,625	1,843	1,925	(82)
Total revenue	113,082	111,969	1,113	20,497	2,064	2,600	1,567	7,717	20,758	143,896	136,358	7,538
Property operating expenses	32,867	32,820	(47)	4,094	606	913	1,102	1,607	4,804	39,481	39,332	(149)
Real estate taxes	11,627	10,301	(1,326)	3,666	347	257	239	233	1,535	15,783	12,422	(3,361)
Third party management expenses	-	-	-	-	-	-	-	2,117	4,750	2,117	4,750	2,633
Net operating income	68,588	68,848	(260)	12,737	1,111	1,430	226	3,760	9,669	86,515	79,854	6,661
Depreciation and amortization	35,124	35,558	434	12,328	976	986	982	3,542	5,775	51,980	43,291	(8,689)
General & administrative expenses	-	-	-	-	-	-	-	9,844	8,723	9,844	8,723	(1,121)
Net gain on sale of undepreciated real estate										(1,001)	(22)	979
Operating income (loss)	$33,464	$33,290	$174	$409	$135	$444	$(756)	$(9,626)	$(4,829)	$25,692	$27,862	$(2,170)
Number of properties	74	74		18		4				96
Square feet	14,134	14,134		2,245		543				16,922
Core Occupancy % (d)	92.2%	92.8%		91.3%
Other Income (Expense):
Interest income										525	703	(178)
Interest expense										(20,357)	(19,533)	(824)
Interest expense — Deferred financing costs										(666)	(627)	(39)
Equity in loss of Real Estate Ventures										(1,358)	(825)	(533)
Net gain on real estate venture transactions										259	37,263	(37,004)
Income tax provision										(29)	(138)	109
Net income										$4,066	$44,705	$(40,639)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.02	$0.25	$(0.23)

EXPLANATORY NOTES

(a)	Includes: three properties recently completed, and 15 acquisitions.
(b)	Includes: one development and three redevelopment properties.
(c)

Includes certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/ (Eliminations) also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale. Also includes the retail and residential components of FMC Tower.

(d)	Pertains to Core Properties (i.e. not under development or redevelopment).

Total Revenue

Rents from the Total Portfolio increased by $11.3 million during the first quarter of 2019 compared to the first quarter of 2018, primarily attributable to an $8.4 million increase from tenant reimbursements & billings, a $3.1 million increase from cash rents and a $1.0 million increase from deferred market rent. These increases were offset by a $0.9 million decrease to straight-line rents and a $0.2 million decrease to termination fee income.

Third party management fees, labor reimbursement and leasing decreased by $3.7 million for the first quarter of 2019 compared to the first quarter of 2018, due primarily to decreases in third party management and development fees of $4.5 million. The decrease includes $2.7 million of construction management fees at the MAP Venture, $1.2 million of third party management fees related to the sale of twelve office properties by the Austin Venture in the fourth quarter of 2018 and $0.6 million related to the sale of three office properties held by our BDN – AI Venture in the fourth quarter of 2018. These decreases were offset by a $0.8 million increase in third party management fees from our Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018.

Real Estate Taxes

Real estate taxes increased $3.4 million for the first quarter of 2019 compared to the first quarter of 2018, of which $3.3 million related to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, and $1.3 million relates to increased real estate tax assessments related to properties from our Philadelphia CBD segment within the Same Store Property Portfolio. These increases were partially offset by a decrease of $1.2 million from the Q1 2018 through Q1 2019 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.7 million for the first quarter of 2019 compared to the first quarter of 2018, of which $11.4 million relates to the Recently Completed/Acquired Properties due to the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, 500 North Gulph Road being placed into service in December 2018 and Broadmoor 6 being placed into service in October 2018. There was also a $1.6 million increase related to the acceleration of depreciation at 650 Park Avenue, in King of Prussia, PA, ahead of its scheduled demolition in Q2 2019 as we plan to redevelop this property. These increases were offset by decreases of $4.0 million relating to the Q1 2018 through Q1 2019 Dispositions and $0.3 million from assets that were fully depreciated during the first quarter of 2019 in the Samestore Property Portfolio.

General and Administrative

General and administrative expenses increased by $1.1 million for the first quarter of 2019 compared to the first quarter of 2018, due to a $0.6 million increase in payroll and related benefits, a $0.3 million increase in professional fees, a $0.2 million increase in charitable contributions.

Interest Expense

The $0.8 million increase in interest expense from 2018 to 2019 is primarily attributable to the following:

•	$1.3 million increase in interest expense related to the Credit Facility, due to increased borrowings during the year ended March 31, 2019 compared to the three months ended March 31, 2018.

The $1.3 million increase above was offset by the following:

•	$0.4 million decrease related to the refinance of the seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.

Equity in loss of real estate ventures

Equity in loss of unconsolidated real estate ventures increased $0.5 million from the first quarter of 2018 to the first quarter of 2019 primarily due to the following:

•

$0.5 million increase primarily due to increased ground rent expense at the MAP Venture during the first quarter of 2019 compared to the first quarter of 2018 as a result of the adoption of Topic 842, Leases; and

•	$0.2 million increase from the 4040 Wilson Venture, which was related to our share of an annual fee to the guarantor of the venture’s third-party debt financing.

These increases in equity in loss of real estate ventures were offset by $0.2 million related to the disposition of evo at Cira during the first quarter of 2018.

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.0 million recognized during the first quarter of 2019 resulted from the a $0.8 million gain from the disposition of 9 Presidential Boulevard and a $0.3 million gain from consideration received during the first quarter of 2019 related to the Libertyview disposition, which occurred in a prior year.

There was an immaterial gain on sale of undepreciated real estate during the first quarter of 2018.

Net Gain on Real Estate Venture Transactions

The $37.3 million net gain from Real Estate Venture transactions during the first quarter of 2018 relates to the following:

•	$25.7 million from the sale of the evo at Cira Centre South Venture; and
•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture.

The increases above were offset by a $0.3 million gain related to proceeds received during the first quarter of 2019 from the sale of the evo at Cira Centre South Venture, which was sold during the first quarter of 2018.

Net Income

Net income decreased by $40.6 million from the first quarter of 2018 to the first quarter of 2019 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.02 for the first quarter of 2019 as compared to net income per share of $0.25 for the first quarter of 2018 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal liquidity needs for the next twelve months are as follows:

•	fund normal recurring expenses;
•	fund capital expenditures, including capital and tenant improvements and leasing costs;
•	fund debt service and principal repayment obligations;
•	fund current development and redevelopment costs;
•	fund commitments to unconsolidated real estate ventures;
•	fund distributions to shareholders to maintain our Parent Company’s REIT status;
•	fund possible acquisitions of properties, either directly or indirectly through the acquisition of equity interest therein; and
•	Fund possible common share repurchases.

We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;
•	distributions of cash from our unconsolidated real estate ventures;
•	cash and cash equivalent balances;
•	availability under our unsecured Credit Facility;
•	secured construction loans and long-term unsecured indebtedness;
•	issuances of Parent Company equity securities and/or units of the Operating Partnership; and
•	sales of real estate.

As of March 31, 2019, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2019 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of March 31, 2019 we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2019, amounted to $321.2 million and $1,789.1 million, respectively.

Capital Markets

The Parent Company issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through March 31, 2019, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. During the three months ended March 31, 2019, we did not sell any shares under the Offering Program. At March 31, 2019, 13,117,698 common shares remained available for future sale under the Offering Program.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. The Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million during the three months ended March 31, 2019. There were no shares repurchased during the three months ended March 31, 2018. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2019, we sold 2.7 acres of undeveloped land for net cash proceeds of $5.0 million and received an additional $0.3 million related to contingent consideration related to an operating property that we sold in a prior year.

We expect that our primary uses of capital during the remainder of 2019 will be to fund our current development and redevelopment projects. As of March 31, 2019, we had approximately $14.4 million of cash and cash equivalents and $437.6 million of available borrowings under our Credit Facility, net of $1.9 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of March 31, 2019 and December 31, 2018, we maintained cash and cash equivalents and restricted cash of $14.8 million and $23.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2019	2018
Operating	$17,766	$38,698
Investing	(41,343)	(6,171)
Financing	15,169	(34,321)
Net cash flows	$(8,408)	$(1,794)

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

The net decrease of $20.9 million in cash from operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is due to the timing of cash receipts and cash expenditures in the normal course of operations.

The net decrease of $35.2 million in cash from investing activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to property portfolio repositioning efforts which resulted in more net sales activity in the first quarter of 2018 compared to the first quarter of 2019. Quantitatively, the decrease reflects the following:

•

$42.7 million decrease in proceeds from real estate venture sales as a result of the proceeds of $43.0 million from the sale of the evo at Cira Centre South Venture during the three months ended March 31, 2018 compared to $0.3 million in proceeds received during the three months ended March 31, 2019 related to the evo at Cira Centre South Venture sale in 2018;

•

$9.6 million decrease in proceeds from the disposition of two land parcels during the three months ended March 31, 2018 compared to the disposition of one land parcel and the receipt of proceeds related to contingent consideration received during the three months ended March 31, 2019;

•

$6.0 million decrease in cash from increased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects;

•	$2.6 million decrease in cash from increased leasing costs paid during the three months ended March 31, 2019 compared to the three months ended March 31, 2018;
•	$1.9 million decrease due to advances made for the purchase of tenant assets, net of repayments;
•	$0.5 million decrease from the repayment of a mortgage notes receivable; and
•	$0.1 million decrease in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income.

The decrease in cash provided by investing activities was primarily offset by the following:

•

$24.9 million increase in cash from the purchase of 3001-3003 JFK Boulevard in Philadelphia, Pennsylvania during the three months ended March 31, 2018 with no comparable acquisition in the first quarter of 2019; and

•	$3.3 million increase in deposits on real estate.

The net increase of $49.5 million in cash provided by financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is attributed to the following:

•	$198.0 million in net borrowings under the unsecured revolving credit facility;
•	$0.8 million in proceeds from the exercise of stock options during the three months ended March 31, 2019, with no such activity for the three months ended March 31, 2018;
•	$0.1 million decrease in distributions to noncontrolling interests; and
•	$0.1 million decrease in partner distributions from consolidated real estate ventures.

The increases of $199.0 million in cash provided by financing activities was offset by the following;

•	$130.0 million in net repayments under the unsecured revolving credit facility during the three months ended March 31, 2019;
•	$17.3 million increase in cash used to repurchase and retire common shares, with no such activity during the first quarter of 2018;
•	$0.7 million increase in cash used due to the increase of dividends paid from $0.18 per share during the three months ended March 31, 2018 to $0.19 per share for the three months ended March 31, 2019;
•	$0.6 million increase from the repayment of mortgage notes payable;
•	$0.4 million decrease in proceeds from the issuance of common shares, as there were no share issuances during the first quarter of 2019; and
•	$0.3 million increase in shares used for employee taxes upon vesting of share awards.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,922,708	$1,924,580
Variable rate - unhedged	187,562	119,562
Total	$2,110,270	$2,044,142
Percent of Total Debt:
Fixed rate	91.1%	94.2%
Variable rate - unhedged	8.9%	5.8%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	3.7%	3.6%
Total	3.9%	3.9%
Weighted-average maturity in years:
Fixed rate	6.3	6.6
Variable rate - unhedged	2.4	4.0
Total	6.0	6.4
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2019 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2019	$5,723	$-	$5,723	3.98%
2020	6,705	80,521	87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	410,500	416,832	3.17%
2023	1,620	555,116	556,736	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
2028	-	-	-	0.00%
Thereafter	-	328,610	328,610	4.34%
Totals	$26,522	$2,083,748	$2,110,270	3.92%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2019.

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

Equity

On February 21, 2019, the Parent Company declared a distribution of $0.19 per common share, totaling $33.7 million, which it paid on April 18, 2019 to its shareholders of record as of April 4, 2019. In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of March 31, 2019:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$321,160	$7,670	$101,984	$211,506	$-
Unsecured credit facility	160,500	-	160,500	-	-
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	63,288	1,250	2,500	2,500	57,038
Development contracts (c)	182,482	179,488	2,374	620	-
Tenant improvements (d)	71,262	63,020	8,242	-	-
Interest expense (e)	475,625	77,063	134,888	104,043	159,631
Other liabilities (f)	33,052	3,441	16,103	10,179	3,329
	$2,935,979	$331,932	$426,591	$928,848	$1,248,608

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)	Rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
(c)

Represents contractual obligations for wholly-owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.
(e)	Variable rate debt future interest expense commitments are calculated using March 31, 2019 interest rates.
(f)

Other liabilities consists of: (i) our deferred compensation liability; (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania; (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania; and (iv) a payment to a tenant under a profit sharing arrangement.

The above table does not include amounts related to the 4040 Wilson development in Arlington, Virginia. For further discussion of this development, see Item 1. “Business – Developments,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and section “Overview – Development Risk,” above, for further details.

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," and Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further details on payment guarantees provided on the behalf of real estate ventures.

As of March 31, 2019, we expect to incur $2.3 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by March 31, 2020.

On October 13, 2017, we acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. As of March 31, 2019, $1.7 million related to this requirement had been funded. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within the ‘Development contracts’ caption. See Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further information.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of March 31, 2019, we had contractual obligations under this program for $2.7 million of future payments, which are included in the table above within the ‘Development contracts’ caption. In addition, we estimate $0.6 million of potential additional contributions under this program for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 14, “Commitments and Contingencies,” to the consolidated financial statements for further information.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three-month periods ended March 31, 2019 and 2018:

	Three-month periods ended
	March 31, 2019	March 31, 2018
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$3,913	$44,586
Add (deduct):
Amount allocated to unvested restricted unitholders	119	114
Net gain on real estate venture transactions	(259)	(37,263)
Depreciation and amortization:
Real property	36,142	34,608
Leasing costs including acquired intangibles	15,406	8,306
Company’s share of unconsolidated real estate ventures	5,041	7,164
Partners’ share of consolidated real estate ventures	(53)	(55)
Funds from operations	$60,309	$57,460
Funds from operations allocable to unvested restricted shareholders	(214)	(203)
Funds from operations available to common share and unit holders (FFO)	$60,095	$57,257
Weighted-average shares/units outstanding — basic (b)	176,840,229	179,875,324
Weighted-average shares/units outstanding — fully diluted (b)	177,447,089	181,268,110

(a)	In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.
(b)	Includes common share and partnership units outstanding through the three months ended March 31, 2019 and 2018, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2019, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $321.2 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $160.5 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $9.1 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $9.4 million.

As of March 31, 2019, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,301.7 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $12.9 million at March 31, 2019.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $489.1 million and $421.1 million at March 31, 2019 and December 31, 2018, respectively. The total fair value of our debt was approximately $470.9 million and $402.9 million at March 31, 2019 and December 31, 2018, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $19.6 million at March 31, 2019. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $21.0 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)	Issuer Purchases of Equity Securities.

Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. During the three month period ended March 31, 2019, we repurchased 1,337,169 common shares at an average price of $12.92 per share for a total of approximately $17.3 million. As of March 31, 2019, $132.7 million remained available under the repurchase program. For each common share repurchased, one of our units in the Operating Partnership was redeemed. Repurchases of common shares were financed with general corporate funds, including borrowings under our unsecured Credit Facility.

A summary of our repurchases of common shares for the three month period ended March 31, 2019 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 - Januarty 31, 2019
Open Market Purchases	1,337,169	$12.92	1,337,169
February 1, 2019 - February 28, 2019
Open Market Purchases	-	-	-
March 1, 2019 - March 31, 2019
Open Market Purchases	-	-	-
Totals	1,337,169	$12.92	1,337,169	$132.7 million

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
Exhibits No.	Description

10.1	Form of Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated February 25, 2019 and incorporated herein by reference)*

10.2	2019-2021 Performance Share Unit Program (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated February 25, 2019 and incorporated herein by reference)*

10.3

Form of Three-Year Restricted Share Rights Award (with outperformance features) (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated February 25, 2019 and incorporated herein by reference)*

10.4

Form of Two-Year Restricted Common Share Rights Award (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated February 25, 2019 and incorporated herein by reference)*

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	May 2, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	May 2, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)