Form 10-Q
period 2019-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2019-08-06
CIK 790816, 1060386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

A total of 176,195,236 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of August 2, 2019.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2019, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION

Item 1. — Financial Statements

BRANDYWINE REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share information)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate investments:
Operating properties	$4,030,605	$3,951,719
Accumulated depreciation	(940,833)	(885,407)
Right of use asset - operating leases, net	22,001	-
Operating real estate investments, net	3,111,773	3,066,312
Construction-in-progress	120,785	150,263
Land held for development	89,219	86,401
Prepaid leasehold interests in land held for development, net	39,795	39,999
Total real estate investments, net	3,361,572	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	31,573	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of June 30, 2019 and December 31, 2018, respectively	18,181	16,394
Accrued rent receivable, net of allowance of $11,009 and $11,266 as of June 30, 2019 and December 31, 2018, respectively	170,420	165,243
Investment in Real Estate Ventures	128,189	169,100
Deferred costs, net	98,202	91,075
Intangible assets, net	109,365	131,348
Other assets	123,623	126,400
Total assets	$4,048,474	$4,076,976
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$317,377	$320,869
Unsecured credit facility	163,500	92,500
Unsecured term loan, net	248,299	248,042
Unsecured senior notes, net	1,367,360	1,366,635
Accounts payable and accrued expenses	98,552	125,696
Distributions payable	34,113	33,632
Deferred income, gains and rent	22,481	28,293
Acquired lease intangibles, net	27,958	31,783
Lease liability - operating leases	22,453	-
Other liabilities	16,716	18,498
Total liabilities	$2,318,809	$2,265,948
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 176,197,883 and 176,873,324 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,763	1,770
Additional paid-in-capital	3,188,239	3,200,312
Deferred compensation payable in common shares	16,239	14,021
Common shares in grantor trust, 1,113,450 and 977,120 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	(16,239)	(14,021)
Cumulative earnings	781,017	775,625
Accumulated other comprehensive income	(2,160)	5,029
Cumulative distributions	(2,251,040)	(2,183,909)
Total Brandywine Realty Trust's equity	1,717,819	1,798,827
Noncontrolling interests	11,846	12,201
Total beneficiaries' equity	$1,729,665	$1,811,028
Total liabilities and beneficiaries' equity	$4,048,474	$4,076,976

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rents	$137,787	$126,927	$275,885	$253,686
Third party management fees, labor reimbursement and leasing	5,148	4,913	9,103	12,587
Other	1,216	1,946	3,059	3,871
Total revenue	144,151	133,786	288,047	270,144
Operating expenses
Property operating expenses	38,684	37,906	78,184	77,257
Real estate taxes	16,089	12,417	31,872	24,839
Third party management expenses	2,449	2,243	4,566	6,993
Depreciation and amortization	51,667	43,958	103,111	87,490
General and administrative expenses	8,399	7,523	18,243	16,246
Total operating expenses	117,288	104,047	235,976	212,825
Gain on sale of real estate
Net loss on disposition of real estate	-	(35)	-	(35)
Net gain on sale of undepreciated real estate	250	2,837	1,251	2,859
Total gain on sale of real estate	250	2,802	1,251	2,824
Operating income	27,113	32,541	53,322	60,143
Other income (expense):
Interest income	553	641	1,078	1,344
Interest expense	(20,516)	(19,301)	(40,873)	(38,834)
Interest expense - amortization of deferred financing costs	(666)	(627)	(1,332)	(1,254)
Equity in loss of Real Estate Ventures	(1,491)	(358)	(2,849)	(1,183)
Net gain on real estate venture transactions	1,276	-	1,535	37,263
Net income before income taxes	6,269	12,896	10,881	57,479
Income tax provision	(17)	(20)	(46)	(158)
Net income	6,252	12,876	10,835	57,321
Net income attributable to noncontrolling interests	(47)	(129)	(107)	(504)
Net income attributable to Brandywine Realty Trust	6,205	12,747	10,728	56,817
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(86)	(212)	(200)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$6,112	$12,661	$10,516	$56,617

Basic income per Common Share	$0.03	$0.07	$0.06	$0.32

Diluted income per Common Share	$0.03	$0.07	$0.06	$0.31

Basic weighted average shares outstanding	176,143,206	178,547,555	176,001,071	178,471,960
Diluted weighted average shares outstanding	176,690,824	179,692,336	176,578,140	179,740,690

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,252	$12,876	$10,835	$57,321
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,934)	1,578	(7,623)	6,274
Amortization of interest rate contracts (1)	188	293	394	605
Comprehensive income (loss):	(4,746)	1,871	(7,229)	6,879
Comprehensive income	1,506	14,747	3,606	64,200
Comprehensive income attributable to noncontrolling interest	(21)	(144)	(67)	(561)
Comprehensive income attributable to Brandywine Realty Trust	$1,485	$14,603	$3,539	$63,639

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,873,324	977,120	$1,770	$3,200,312	$14,021	$(14,021)	$775,625	$5,029	$(2,183,909)	$12,201	$1,811,028
Cumulative effect of accounting change							(5,336)				(5,336)
Net income							4,523			60	4,583
Other comprehensive loss								(2,469)		(14)	(2,483)
Repurchase and retirement of Common Shares of Beneficial Interest	(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures										22	22
Share-based compensation activity	465,883	41,342	4	3,673							3,677
Share Issuance from/(to) Deferred Compensation Plan	(458)	(5,920)			619	(619)					-
Reallocation of Noncontrolling interest				57						(57)	-
Distributions declared ($0.19 per share)									(33,560)	(187)	(33,747)
BALANCE, March 31, 2019	176,001,580	1,012,542	$1,761	$3,186,774	$14,640	$(14,640)	$774,812	$2,560	$(2,217,469)	$12,025	$1,760,463
Net income							6,205			47	6,252
Other comprehensive loss								(4,720)		(26)	(4,746)
Issuance of partnership interest in consolidated real estate ventures										3	3
Redemption of LP Units	1,245			16						(16)	(0)
Share-based compensation activity	94,150		2	1,449							1,451
Share Issuance from/(to) Deferred Compensation Plan	100,908	100,908			1,599	(1,599)					-
Distributions declared ($0.19 per share)									(33,571)	(187)	(33,758)
BALANCE, June 30, 2019	176,197,883	1,113,450	$1,763	$3,188,239	$16,239	$(16,239)	$781,017	$(2,160)	$(2,251,040)	$11,846	$1,729,665

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY

(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	178,285,236	894,736	$1,784	$3,218,077	$12,445	$(12,445)	$641,093	$2,399	$(2,053,741)	$17,258	$1,826,870
Net income							44,070			375	44,445
Other comprehensive income								4,966		42	5,008
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate ventures										15	15
Distributions from consolidated real estate ventures										(54)	(54)
Share-based compensation activity	68,425		1	3,072			3				3,076
Share Issuance from/(to) Deferred Compensation Plan	66,830	53,856			1,061	(1,061)					-
Share Choice Plan issuance	(1,285)										-
Reallocation of Noncontrolling interest				(5)						5	-
Distributions declared ($0.18 per share)									(32,259)	(266)	(32,525)
BALANCE, March 31, 2018	178,442,517	948,592	1,785	3,221,560	13,506	$(13,506)	685,166	7,365	$(2,086,000)	17,375	$1,847,251
Net income							12,747			129	12,876
Other comprehensive income								1,856		15	1,871
Issuance of partnership interest in consolidated real estate ventures										(4)	(4)
Share-based compensation activity	127,726		1	1,135			3				1,139
Share Issuance from/(to) Deferred Compensation Plan	34,230	33,713	1	(112)	530	(530)					(111)
Reallocation of Noncontrolling interest				2						(2)	-
Distributions declared ($0.18 per share)									(32,230)	(267)	(32,497)
BALANCE, June 30, 2018	178,604,473	982,305	$1,787	$3,222,585	$14,036	$(14,036)	$697,916	$9,221	$(2,118,230)	$17,246	$1,830,525

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,835	$57,321
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	103,111	87,490
Amortization of deferred financing costs	1,332	1,254
Amortization of debt discount/(premium), net	351	351
Amortization of stock compensation costs	5,135	4,672
Straight-line rent income	(6,425)	(7,786)
Amortization of acquired above (below) market leases, net	(3,494)	(1,578)
Ground rent expense	737	145
Provision for doubtful accounts	(24)	706
Net gain on real estate venture transactions	(1,535)	(37,263)
Net gain on sale of interests in real estate	(1,251)	(2,824)
Income from Real Estate Ventures, net of distributions	3,857	2,693
Income tax provision	46	158
Changes in assets and liabilities:
Accounts receivable	(665)	(230)
Other assets	(7,714)	(3,656)
Accounts payable and accrued expenses	(12,496)	(2,312)
Deferred income, gains and rent	(5,033)	(1,375)
Other liabilities	(1,311)	(235)
Net cash provided by operating activities	85,456	97,531

Cash flows from investing activities:
Acquisition of properties	-	(40,240)
Proceeds from the sale of properties	5,523	16,771
Proceeds from real estate venture sales	259	42,953
Issuance of mortgage note receivable	-	(44,430)
Proceeds from repayment of mortgage notes receivable	3,341	92
Capital expenditures for tenant improvements	(36,046)	(30,072)
Capital expenditures for redevelopments	(18,436)	(10,172)
Capital expenditures for developments	(39,155)	(46,059)
Advances for the purchase of tenant assets, net of repayments	(627)	(253)
Investment in unconsolidated Real Estate Ventures	(182)	(261)
Deposits for real estate	2,053	(5,462)
Capital distributions from Real Estate Ventures	33,817	2,451
Leasing costs paid	(9,440)	(7,938)
Net cash used in investing activities	(58,893)	(122,620)

Cash flows from financing activities:
Repayments of mortgage notes payable	(3,761)	(3,136)
Proceeds from credit facility borrowings	260,500	-
Repayments of credit facility borrowings	(189,500)	-
Proceeds from the exercise of stock options	800	-
Proceeds from the issuance of common shares	-	416
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	25	11
Partner distributions from consolidated real estate venture	-	(54)
Repurchase and retirement of common shares	(17,282)	-
Distributions paid to shareholders	(66,649)	(64,396)
Distributions to noncontrolling interest	(373)	(533)
Net cash used in financing activities	(17,794)	(69,186)
Decrease in cash and cash equivalents and restricted cash	8,769	(94,275)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$31,980	$109,167

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442

Cash and cash equivalents, end of period	$31,573	$108,308
Restricted cash, end of period	407	859
Cash and cash equivalents and restricted cash, end of period	$31,980	$109,167

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2019 and 2018 of $1,465 and $1,577, respectively	$41,842	$38,852
Cash paid for income taxes	938	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	34,113	32,493
Change in construction-in-progress related to non-cash disposition of land	-	22,625
Change in deferred income, gains and rent to the non-cash disposition of land	-	(25,462)
Change in investment in real estate ventures as a result of dispositions	1,276	(17,313)
Change in operating real estate related to a non-cash acquisition of an operating property	-	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	-	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	182
Change in investments in joint venture related to non-cash acquisition of property	-	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	-	9,940
Change in capital expenditures financed through accounts payable at period end	(15,351)	(2,636)
Change in capital expenditures financed through retention payable at period end	(3,643)	(942)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except unit and per unit information)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate investments:
Operating properties	$4,030,605	$3,951,719
Accumulated depreciation	(940,833)	(885,407)
Right of use asset - operating leases, net	22,001	-
Operating real estate investments, net	3,111,773	3,066,312
Construction-in-progress	120,785	150,263
Land held for development	89,219	86,401
Prepaid leasehold interests in land held for development, net	39,795	39,999
Total real estate investments, net	3,361,572	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	31,573	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of June 30, 2019 and December 31, 2018, respectively	18,181	16,394
Accrued rent receivable, net of allowance of $11,009 and $11,266 as of June 30, 2019 and December 31, 2018, respectively	170,420	165,243
Investment in Real Estate Ventures	128,189	169,100
Deferred costs, net	98,202	91,075
Intangible assets, net	109,365	131,348
Other assets	123,623	126,400
Total assets	$4,048,474	$4,076,976
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$317,377	$320,869
Unsecured credit facility	163,500	92,500
Unsecured term loan, net	248,299	248,042
Unsecured senior notes, net	1,367,360	1,366,635
Accounts payable and accrued expenses	98,552	125,696
Distributions payable	34,113	33,632
Deferred income, gains and rent	22,481	28,293
Acquired lease intangibles, net	27,958	31,783
Lease liability - operating leases	22,453	-
Other liabilities	16,716	18,498
Total liabilities	$2,318,809	$2,265,948
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 981,626 and 982,871 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	14,220	12,520
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 176,197,883 and 176,873,324 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,715,685	1,791,591
Accumulated other comprehensive income	(2,504)	4,725
Total Brandywine Operating Partnership, L.P.'s equity	1,713,181	1,796,316
Noncontrolling interest - consolidated real estate ventures	2,264	2,192
Total partners' equity	$1,715,445	$1,798,508
Total liabilities and partners' equity	$4,048,474	$4,076,976

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rents	$137,787	$126,927	$275,885	$253,686
Third party management fees, labor reimbursement and leasing	5,148	4,913	9,103	12,587
Other	1,216	1,946	3,059	3,871
Total revenue	144,151	133,786	288,047	270,144
Operating expenses
Property operating expenses	38,684	37,906	78,184	77,257
Real estate taxes	16,089	12,417	31,872	24,839
Third party management expenses	2,449	2,243	4,566	6,993
Depreciation and amortization	51,667	43,958	103,111	87,490
General and administrative expenses	8,399	7,523	18,243	16,246
Total operating expenses	117,288	104,047	235,976	212,825
Gain on sale of real estate
Net loss on disposition of real estate	-	(35)	-	(35)
Net gain on sale of undepreciated real estate	250	2,837	1,251	2,859
Total gain on sale of real estate	250	2,802	1,251	2,824
Operating income	27,113	32,541	53,322	60,143
Other income (expense):
Interest income	553	641	1,078	1,344
Interest expense	(20,516)	(19,301)	(40,873)	(38,834)
Interest expense - amortization of deferred financing costs	(666)	(627)	(1,332)	(1,254)
Equity in loss of Real Estate Ventures	(1,491)	(358)	(2,849)	(1,183)
Net gain on real estate venture transactions	1,276	-	1,535	37,263
Net income before income taxes	6,269	12,896	10,881	57,479
Income tax provision	(17)	(20)	(46)	(158)
Net income	6,252	12,876	10,835	57,321
Net income attributable to noncontrolling interests - consolidated real estate ventures	(13)	(21)	(47)	(26)
Net income attributable to Brandywine Operating Partnership	6,239	12,855	10,788	57,295
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(86)	(212)	(200)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,146	$12,769	$10,576	$57,095

Basic income per Common Partnership Unit	$0.03	$0.07	$0.06	$0.32

Diluted income per Common Partnership Unit	$0.03	$0.07	$0.06	$0.32

Basic weighted average common partnership units outstanding	177,125,064	180,027,354	176,983,433	179,951,759
Diluted weighted average common partnership units outstanding	177,672,683	181,172,135	177,560,502	181,220,489

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$6,252	$12,876	$10,835	$57,321
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,934)	1,578	(7,623)	6,274
Amortization of interest rate contracts (1)	188	293	394	605
Comprehensive income (loss):	(4,746)	1,871	(7,229)	6,879
Comprehensive income	1,506	14,747	3,606	64,200
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(13)	(21)	(47)	(26)
Comprehensive income attributable to Brandywine Realty Trust	$1,493	$14,726	$3,559	$64,174

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	176,873,324	$1,791,591	$4,725	$2,192	$1,798,508
Cumulative effect of accounting change		(5,336)			(5,336)
Net income		4,549		34	4,583
Other comprehensive loss			(2,483)		(2,483)
Deferred compensation obligation	(458)				-
Repurchase and retirement of LP units	(1,337,169)	(17,281)			(17,281)
Issuance of partnership interest in consolidated real estate ventures				22	22
Share-based compensation activity	465,883	3,677			3,677
Adjustment of redeemable partnership units to liquidation value at period end		(3,088)			(3,088)
Distributions declared to general partnership unitholders ($0.19 per unit)		(33,560)			(33,560)
BALANCE, March 31, 2019	176,001,580	$1,740,552	$2,242	$2,248	$1,745,042
Net income		6,239		13	6,252
Other comprehensive loss			(4,746)		(4,746)
Deferred compensation obligation	100,908				-
Repurchase and retirement of LP units	1,245				-
Issuance of partnership interest in consolidated real estate ventures				3	3
Share-based compensation activity	94,150	1,451			1,451
Adjustment of redeemable partnership units to liquidation value at period end		1,014			1,014
Distributions declared to general partnership unitholders ($0.19 per unit)		(33,571)			(33,571)
BALANCE, June 30, 2019	176,197,883	$1,715,685	$(2,504)	$2,264	$1,715,445

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	178,285,236	$1,795,684	$2,056	$2,215	$1,799,955
Net income		44,440		5	44,445
Other comprehensive income			5,008		5,008
Deferred compensation obligation	66,830				-
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate ventures				15	15
Distributions from consolidated real estate ventures				(54)	(54)
Share Choice Plan issuance	(1,285)				-
Share-based compensation activity	68,425	3,075			3,075
Adjustment of redeemable partnership units to liquidation value at period end		3,604			3,604
Distributions declared to general partnership unitholders ($0.18 per unit)		(32,259)			(32,259)
BALANCE, March 31, 2018	178,442,517	$1,814,960	$7,064	$2,181	$1,824,205
Net income		12,855		21	12,876
Other comprehensive income			1,871		1,871
Deferred compensation obligation	34,230	(111)			(111)
Issuance of partnership interest in consolidated real estate ventures				(4)	(4)
Share-based compensation activity	127,726	1,140			1,140
Adjustment of redeemable partnership units to liquidation value at period end		(1,991)			(1,991)
Distributions declared to general partnership unitholders ($0.18 per unit)		(32,230)			(32,230)
BALANCE, June 30, 2018	178,604,473	$1,794,623	$8,935	$2,198	$1,805,756

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:

Net income	$10,835	$57,321
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	103,111	87,490
Amortization of deferred financing costs	1,332	1,254
Amortization of debt discount/(premium), net	351	351
Amortization of stock compensation costs	5,135	4,672
Straight-line rent income	(6,425)	(7,786)
Amortization of acquired above (below) market leases, net	(3,494)	(1,578)
Ground rent expense	737	145
Provision for doubtful accounts	(24)	706
Net gain on real estate venture transactions	(1,535)	(37,263)
Net gain on sale of interests in real estate	(1,251)	(2,824)
Income from Real Estate Ventures, net of distributions	3,857	2,693
Income tax provision	46	158
Changes in assets and liabilities:
Accounts receivable	(665)	(230)
Other assets	(7,714)	(3,656)
Accounts payable and accrued expenses	(12,496)	(2,312)
Deferred income, gains and rent	(5,033)	(1,375)
Other liabilities	(1,311)	(235)
Net cash provided by operating activities	85,456	97,531

Cash flows from investing activities:
Acquisition of properties	-	(40,240)
Proceeds from the sale of properties	5,523	16,771
Proceeds from real estate venture sales	259	42,953
Issuance of mortgage note receivable	-	(44,430)
Proceeds from repayment of mortgage notes receivable	3,341	92
Capital expenditures for tenant improvements	(36,046)	(30,072)
Capital expenditures for redevelopments	(18,436)	(10,172)
Capital expenditures for developments	(39,155)	(46,059)
Advances for the purchase of tenant assets, net of repayments	(627)	(253)
Investment in unconsolidated Real Estate Ventures	(182)	(261)
Deposits for real estate	2,053	(5,462)
Capital distributions from Real Estate Ventures	33,817	2,451
Leasing costs paid	(9,440)	(7,938)
Net cash used in investing activities	(58,893)	(122,620)

Cash flows from financing activities:
Repayments of mortgage notes payable	(3,761)	(3,136)
Proceeds from credit facility borrowings	260,500	-
Repayments of credit facility borrowings	(189,500)	-
Proceeds from the exercise of stock options	800	-
Proceeds from the issuance of common shares	-	416
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	25	11
Partner distributions from consolidated real estate venture	-	(54)
Repurchase and retirement of common shares	(17,282)	-
Distributions paid to preferred and common partnership units	(67,022)	(64,929)
Net cash used in financing activities	(17,794)	(69,186)
Decrease in cash and cash equivalents and restricted cash	8,769	(94,275)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$31,980	$109,167

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442

Cash and cash equivalents, end of period	$31,573	$108,308
Restricted cash, end of period	407	859
Cash and cash equivalents and restricted cash, end of period	$31,980	$109,167

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2019 and 2018 of $1,465 and $1,577, respectively	$41,842	$38,852
Cash paid for income taxes	938	-

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	34,113	32,493
Change in investment in real estate ventures as a result of dispositions	1,276	(17,313)
Change in operating real estate related to a non-cash acquisition of an operating property	-	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	-	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	-	182
Change in investments in joint venture related to non-cash acquisition of property	-	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	-	9,940
Change in capital expenditures financed through accounts payable at period end	(15,351)	(2,636)
Change in capital expenditures financed through retention payable at period end	(3,643)	(942)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP

The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail, and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2019, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.

As of June 30, 2019, the Company owned 96 properties that contained an aggregate of approximately 16.9 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties excludes development properties, redevelopment properties, and properties held for sale (the “Core Properties”). The Properties were comprised of the following as of June 30, 2019:

	Number of Properties	Rentable Square Feet
Office properties	88	15,719,636
Mixed-use properties	3	641,741
Retail property	1	17,884
Core Properties	92	16,379,261
Development property	1	204,108
Redevelopment properties	3	338,650
The Properties	96	16,922,019

In addition to the Properties, as of June 30, 2019, the Company owned 234.7 acres of land held for development, of which 35.2 acres were held for sale. The Company also has leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of June 30, 2019, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of June 30, 2019, the Company also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey and Wilmington, Delaware.

The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2019, the management company subsidiaries were managing properties containing an aggregate of approximately 24.9 million net rentable square feet, of which approximately 16.9 million net rentable square feet related to Properties owned by the Company and approximately 8.0 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.

2. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

The Company's Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". Other than the adoption of ASU-2016-02, Leases (Topic 842), there have been no significant changes in our significant accounting policies since December 31, 2018.

The Company reclassified tenant reimbursements and termination fees from “Tenant reimbursements” and “Termination fees,” respectively, to “Rents” on the consolidated statements of operations as a result of the adoption of Topic 842. Prior periods have been revised to conform to current period presentation.

Revision of Previously Issued Financial Statements

The Company’s first quarter 2019 results and comparative 2018 results have been adjusted to correct for the effects of errors discovered during the second quarter of 2019 relating to the purchase price allocation and depreciable lives for two acquisitions made in a prior period. The Company has evaluated the impact of the errors to previously issued financial statements and concluded that the errors were immaterial to the previously issued financial statements, however, to correct the cumulative effect of the errors in 2019 would significantly impact the 2019 financial statements. Accordingly, the previously issued financial statements have been corrected. The corrections to the balance sheets include a reduction in cumulative earnings and operating properties and an increase to accumulated depreciation. The corrections to the prior period income statements result in an increase in depreciation and amortization and property operating expenses. In addition, the impact of an immaterial out of period depreciation adjustment, which was previously disclosed in our Q1 2019 10-Q, has been reflected in the correct period.

The following tables and paragraphs present line items of the previously issued financial statements that have been corrected as a result of the revision:

Balance sheet impacts (in thousands):

	December 31, 2018
Balance Sheet:	As previously reported	Adjustments	As adjusted
Assets (Parent Company and Operating Partnership)
Operating properties	3,953,319	(1,600)	3,951,719
Accumulated depreciation	(865,462)	(19,945)	(885,407)
Operating real estate investments, net	3,087,857	(21,545)	3,066,312
Total assets	4,098,521	(21,545)	4,076,976

Equity (Parent Company)
Additional Paid-in Capital	3,200,850	(538)	3,200,312
Cumulative Earnings	796,513	(20,888)	775,625
Total Brandywine Realty Trust's equity	1,820,253	(21,426)	1,798,827
Noncontrolling interests	12,320	(119)	12,201
Total beneficiaries' equity	1,832,573	(21,545)	1,811,028
Total liabilities and beneficiaries' equity	4,098,521	(21,545)	4,076,976

Equity (Operating Partnership)
General Partnership Capital	1,813,136	(21,545)	1,791,591
Total Brandywine Operating Partnership, L.P.'s equity	1,817,861	(21,545)	1,796,316
Total partners' equity	1,820,053	(21,545)	1,798,508
Total liabilities and partners' equity	4,098,521	(21,545)	4,076,976

Statement of Beneficiaries’ / Partners’ Equity impacts (in thousands):

	Three and Six Months Ended June 30, 2018
Brandywine Realty Trust	As previously reported	Adjustments	As adjusted
Statement of Beneficiaries' Equity:
Additional paid-in capital, beginning of period	3,218,564	(487)	3,218,077
Cumulative earnings, beginning of period	660,174	(19,081)	641,093
Noncontrolling interest, beginning of period	17,420	(162)	17,258
Additional paid-in capital, March 31, 2018	3,222,047	(487)	3,221,560
Cumulative earnings, March 31, 2018	704,506	(19,340)	685,166
Noncontrolling interests, March 31, 2018	17,538	(163)	17,375
Additional paid-in capital, June 30, 2018	3,223,072	(487)	3,222,585
Cumulative earnings, June 30, 2018	717,515	(19,599)	697,916
Noncontrolling interests, June 30, 2018	17,410	(164)	17,246

Brandywine Operating Partnership
Statement of Partners' Equity:
Partner Capital, beginning of period	1,815,411	(19,727)	1,795,684
Partner Capital, March 31, 2018	1,834,947	(19,987)	1,814,960
Partner Capital, June 30, 2018	1,814,870	(20,247)	1,794,623

	Three Months Ended March 31, 2019
Brandywine Realty Trust	As previously reported	Adjustments	As adjusted
Statement of Beneficiaries' Equity:
Additional paid-in capital, beginning of period	3,200,850	(538)	3,200,312
Cumulative earnings, beginning of period	796,513	(20,888)	775,625
Noncontrolling interest, beginning of period	12,320	(119)	12,201
Additional paid-in capital, March 31, 2019	3,187,312	(538)	3,186,774
Cumulative earnings, March 31, 2019	795,186	(20,374)	774,812
Noncontrolling interests, March 31, 2019	12,142	(117)	12,025

Brandywine Operating Partnership
Statement of Partners' Equity:
Partner Capital, beginning of period	1,813,136	(21,545)	1,791,591
Partner Capital, March 31, 2019	1,761,580	(21,028)	1,740,552

Statement of Operations impacts:

Net income for the three and six months ended June 30, 2018 has been reduced by $260 thousand and $520 thousand, respectively, with a $0.01 decrease to diluted income per common share for the six months ended June 30, 2018. There was no change to any other previously reported net income per share amount for the three or six months ended June 30, 2018.

Net income for the three months ended March 31, 2019 was increased $517 thousand, driven by the $777 thousand reversal of the out of period adjustment to reflect in the appropriate period, partially offset by a $260 thousand reduction related to the aforementioned error. These corrections resulted in a $0.01 increase to basic earnings per share. There was no change to any other previously reported net income per share amount for the three months ended March 31, 2019.

There were no impacts to cash flows from operating activities in any period.

Adoption of New Accounting Guidance

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

Lessor accounting

The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. As of June 30, 2019, the Company does not have any leases classified as direct-financing or sales-type leases. The operating leases have various expiration dates.

Lease payments on non-cancellable leases at June 30, 2019 are as follows (in thousands):
Year	Minimum Rent
2019 (six months remaining)	$199,330
2020	394,365
2021	378,185
2022	337,153
2023	307,024
Thereafter	1,402,193
Total	$3,018,250

Lease payments on non-cancellable leases at December 31, 2018 are as follows (in thousands):

Year	Minimum Rent
2019	$392,058
2020	372,619
2021	349,160
2022	304,445
2023	277,388
Thereafter	1,265,810
Total	$2,961,480

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

In November 2018, the FASB issued ASU No. 2018-19, which clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. Topic 842 requires a binary approach to evaluating leases for collectability. Lessors are required to determine if it is probable that substantially all of the lease payments will be collected from the tenant over the lease term. Should the lessor determine that it is not probable that substantially all of the lease payments will be collected, the standard requires that the lessor writes off any accrued rent receivable and begin recognizing lease payments on a cash-basis. The Company has evaluated all leases for collectability and is recognizing lease payments for certain leases on a cash-basis as collectability of substantially all of the lease payments is not probable. As a result, the write off of the accrued rent receivable of $0.7 million was recorded by the Company upon adoption of Topic 842 as a cumulative effect of accounting change adjustment to equity through “Cumulative earnings” on the consolidated balance sheets.

The Company’s lease revenue is impacted by the Company’s determination of whether improvements to the property, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, the Company’s primary consideration is whether an improvement would be utilizable by another tenant upon move out of the improved space by the then-existing tenant. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive. If the tenant has funded the improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortizes these costs into revenue over the lease term.

For certain leases, the Company also makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option or purchase option. The lease term impacts the period over which the Company determines and records lease payments and also impacts the period of which it amortizes lease-related costs. The Company considers all relevant factors that create an economic incentive for the lessee and uses judgment to determine if those factors, considered together, signify that the lessee is reasonably certain to exercise the option. For leases where a tenant executes a lease termination, termination fees are recognized over the modified term of the lease as rental income. Additionally, any deferred rents receivable are accelerated over the modified lease term.

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

The table below sets forth the allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Revenue	2019	2019
Fixed contractual payments	$109,289	$217,322
Variable lease payments	28,498	58,563
Total	$137,787	$275,885

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

Lessee Accounting

The Company is the lessee under six long-term ground leases classified as operating leases. While adoption of the practical expedient allows the Company to not revisit the classification of existing leases, the Company measured the present value of the future lease payments for each ground lease agreement and recognized a right of use asset and lease liability in the aggregate amount of $22.4 million, each as of January 1, 2019 in accordance with Topic 842. The right of use assets and lease liabilities are presented as “Right of use asset – operating leases” and “Lease liability – operating leases”, respectively, on the consolidated balance sheets as of June 30, 2019.

The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow on a collateralized basis over a similar lease term an amount equal to the lease payments in a similar economic environment. The Company utilized a market-based approach to estimate the IBR for each individual lease. The base IBR was estimated utilizing observable mortgage and corporate bond rates, which were then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease.

The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statement of operations. Certain of the Company’s ground leases contain extension options. The Company has exercised judgment in considering all economic factors to determine that it is not reasonably certain to exercise the extension options and therefore has not included the extension period in the remaining lease term. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed. Topic 842 requires use of the most recent CPI adjustment when determining the present value of the lease payments for an indexed lease. As such, the 2018 CPI index was used to determine the right of use asset and corresponding lease liability as of January 1, 2019. Additional rent payments for amounts in excess of this estimated growth rate will be expensed on a cash basis as incurred and are considered variable lease costs.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost	2019	2019
Fixed lease cost	$525	$1,050
Variable lease cost	14	28
Total	$539	$1,078

Weighted-average remaining lease term (years)	53.1
Weighted-average discount rate	6.3%

Marine Piers Sublease Interest Sale

On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which included leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania, for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash and the Company received cash proceeds of $11.2 million, after closing costs and prorations. The $9.4 million balance of the purchase price was due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does not exercise the option to extend the term of the sublease. In accordance with ASU 2017-05, the Company determined that it was appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the amount of the remaining $9.4 million balance due under the purchase and sale agreement until collectability can be determined.

During the first quarter of 2019, the tenant at the Marine Piers exercised its option to extend the term of its sublease. As a result, the $9.4 million balance of the purchase price is due on January 15, 2024, and, upon such payment, the Company will recognize the additional gain on sale.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses.

In April 2019, the FASB issued ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Institutions. The update includes amendments to the provisions of ASU 2016-13 related to recoveries in estimating expected credit losses, accrued interest accounting policy elections and practical expedients, transfers between loan classifications, contractual term extensions and renewal options, vintage disclosures for revolving line-of-credit arrangements, reinsurance recoverables, expected prepayments in determining the discount rate used to estimate credit losses, and interest rate projections for variable-rate instruments.

The FASB also issued targeted transition relief to Topic 326 through ASU 2019-05 in May 2019. The update provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses- Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities.

The aforementioned guidance is effective for the Company on January 1, 2020. The Company is in the process of evaluating the impact of this new guidance on reserves for notes receivable. The Company has not quantified the impact that this guidance will have on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

As of June 30, 2019 and December 31, 2018, the gross carrying value of the operating properties was as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$487,209	$486,068
Building and improvements	3,091,570	3,050,122
Tenant improvements	451,826	415,529
Total	$4,030,605	$3,951,719

Dispositions

The Company sold the following land parcel and recognized a gain on a property sold in a prior year during the six months ended June 30, 2019 (dollars in thousands):
Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 15, 2019	9 Presidential Boulevard	Bala Cynwyd, PA	1	2.7	$5,325	$5,023	$751
January 8, 2015	Libertyview	Cherry Hill, NJ	-	-	-	-	500	(a)
Total Dispositions			1	2.7	$5,325	$5,023	$1,251

(a)

As of January 2019, the Company will receive an additional $1.0 million of contingent consideration. The Company will recognize this consideration on a cash basis due to uncertainty of collectability. The $1.0 million consideration is payable to the Company in twelve equal installments, of which $0.5 million has been received during the six months ended June 30, 2019.

The sale of land referenced above does not represent a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, the operating results of the property remain classified within continuing operations for applicable periods presented.

Held for Sale

As of June 30, 2019, the Company determined that the sale of two parcels of land totaling 35.2 acres in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. As of June 30, 2019, $7.3 million was reclassified from “Land held for development” to “Assets held for sale, net” on the consolidated balance sheets. As of June 30, 2019, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, the Company expects to record gains on sale. The fair value measurement is based on the pricing in the purchase and sale agreement for both properties. The disposals of these land parcels do not represent a strategic shift that has a major effect on the operations and financial results of the Company.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

As of June 30, 2019, the Company held ownership interests in ten unconsolidated Real Estate Ventures with an aggregate investment balance of $128.2 million. The Company formed or acquired interests in these Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of June 30, 2019, six real estate ventures owned properties that contain an aggregate of approximately 5.8 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.

The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 15% to 70%, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

The Company earned management fees from its Real Estate Ventures of $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2018, respectively.

The Company earned leasing commission income from its Real Estate Ventures of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2018, respectively.

The Company had outstanding accounts receivable balances from its Real Estate Ventures of $0.4 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively.

The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the financial information of the individual Real Estate Ventures. The Company does not record operating losses of a real estate venture in excess of its investment balance unless the Company is liable for the obligations of the real estate venture or is otherwise obligated to provide financial support to the real estate venture.

The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Net property	$844,659	$835,983
Other assets (a)	362,149	159,499
Other liabilities (a)	287,685	85,681
Debt, net (b)	593,543	365,707
Equity (c)	325,580	544,094
(a)

The increase in ‘Other assets’ and ‘Other liabilities’ for the period ended June 30, 2019 compared to the period ended December 31, 2018 is due to the recording of the right of use asset and lease liability of $197.1 million and $249.3 million, respectively, for the MAP Venture ground lease upon adoption of Topic 842, which was adopted by the venture on January 1, 2019.

(b)

This amount increased as a result of third-party debt financing received by Herndon Innovation Center Venture, an unconsolidated real estate venture on March 29, 2019 and April 1, 2019. See “Herndon Innovation Center Metro Portfolio Venture” section below for further information.

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three- and six-month periods ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30, 2019
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$-	$17,796	$15,567	$33,363
Operating expenses	-	(11,611)	(5,757)	(17,368)
Interest expense, net	-	(2,532)	(3,788)	(6,320)
Depreciation and amortization	-	(6,550)	(6,922)	(13,472)
Net loss	$-	$(2,897)	$(900)	$(3,797)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net loss	$-	$(1,449)	$(59)	$(1,508)
Basis adjustments and other	-	15	2	17
Equity in loss of Real Estate Ventures	$-	$(1,434)	$(57)	$(1,491)

	Three Months Ended June 30, 2018
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$-	$16,653	$24,448	$41,101
Operating expenses	-	(9,821)	(10,268)	(20,089)
Interest expense, net	-	(3,741)	(14,411)	(18,152)
Depreciation and amortization	-	(4,741)	(9,051)	(13,792)
Net loss	$-	$(1,650)	$(9,282)	$(10,932)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net income (loss)	$-	$(825)	$348	$(477)
Basis adjustments and other	-	(31)	150	119
Equity in income (loss) of Real Estate Ventures	$-	$(856)	$498	$(358)

	Six Months Ended June 30, 2019
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$-	$36,084	$32,338	$68,422
Operating expenses	-	(23,766)	(12,320)	(36,086)
Interest expense, net	-	(5,068)	(5,172)	(10,240)
Depreciation and amortization	-	(12,899)	(14,285)	(27,184)
Net income (loss)	$-	$(5,649)	$561	$(5,088)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net income (loss)	$-	$(2,825)	$5	$(2,820)
Basis adjustments and other	-	(41)	12	(29)
Equity in income (loss) of Real Estate Ventures	$-	$(2,866)	$17	$(2,849)

	Six Months Ended June 30, 2018
	evo at Cira Centre South (a)	MAP Venture	Other	Total
Revenue	$995	$33,733	$49,194	$83,922
Operating expenses	(250)	(20,128)	(20,479)	(40,857)
Interest expense, net	(388)	(7,532)	(8,158)	(16,078)
Depreciation and amortization	(376)	(9,442)	(18,358)	(28,176)
Loss on early extinguishment of debt	(718)	-	-	(718)
Net income (loss)	$(737)	$(3,369)	$2,199	$(1,907)
Ownership interest %	50%	50%	(b)	(b)
Company's share of net income (loss)	$(369)	$(1,685)	$871	$(1,183)
Basis adjustments and other	11	(24)	13	-
Equity in income (loss) of Real Estate Ventures	$(358)	$(1,709)	$884	$(1,183)

(a)	The Company sold its 50% ownership interest in evo at Cira Centre South Venture during the first quarter of 2018.
(b)

The Company’s unconsolidated ownership interests ranged from 15% to 70% during the three and six months ended June 30, 2019 and 25% to 70% during the three and six months ended June 30, 2018, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

MAP Venture

MAP Ground Lease Venture LLC (the “MAP Venture”), an unconsolidated real estate venture in which the Company holds a 50% ownership interest, is the lessee under a 99-year ground lease of land parcels underlying 58 office properties owned by the MAP Venture. Upon adoption of Topic 842, Leases on January 1, 2019, the MAP Venture determined that the carrying amount of the right of use asset was greater than the fair value of the underlying right of use asset. The fair value of the underlying right of use asset was determined using the purchase price paid by a third-party to acquire the ground lease. As a result, the venture recorded a $9.2 million cumulative effect of accounting change adjustment simultaneously with the recording of the right of use asset to reduce the value of the right of use asset to its estimated fair value. The Company recorded its $4.6 million proportionate share of the cumulative effect of accounting change adjustment through "Cumulative earnings” on its consolidated balance sheets.

Herndon Innovation Center Metro Portfolio Venture, LLC

On March 29, 2019, Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center Venture”), in which the Company holds a 15% ownership interest, obtained $134.1 million of third-party debt financing, secured by four properties within the venture, with an initial advance of $113.1 million. The remaining funds available under the loan have not yet been drawn. On April 1, 2019, the venture received $111.0 million in net cash proceeds from the financing. The Company received $16.7 million for its share of the cash proceeds on April 12, 2019. The loan bears interest at LIBOR + 1.95% capped at a total maximum interest rate of 5.45% - 6.45% over the term of the loan and matures on March 29, 2024. On April 11, 2019, the venture obtained an additional $115.3 million of third-party debt financing secured by the remaining four properties within the venture. The loan bears interest at LIBOR + 1.80% capped at a total maximum interest rate of 6.3% and matures on April 11, 2024. On April 12, 2019, the Company received $13.8 million for its share of the cash proceeds from the financing.

Guarantees

As of June 30, 2019, the Real Estate Ventures had aggregate indebtedness of $605.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary carve-outs. As of June 30, 2019, the loans to Real Estate Ventures for which there is recourse to the Company consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by Real Estate Ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the Real Estate Ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

5. INTANGIBLE ASSETS AND LIABILITIES

As of June 30, 2019 and December 31, 2018, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$176,557	$(69,371)	$107,186
Tenant relationship value	7,244	(6,558)	686
Above market leases acquired	4,966	(3,473)	1,493
Total intangible assets, net	$188,767	$(79,402)	$109,365

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Acquired lease intangibles, net:
Below market leases acquired	$48,200	$(20,242)	$27,958

	December 31, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$181,887	$(53,376)	$128,511
Tenant relationship value	9,564	(8,551)	1,013
Above market leases acquired	4,966	(3,142)	1,824
Total intangible assets, net	$196,417	$(65,069)	$131,348

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Acquired lease intangibles, net:
Below market leases acquired	$49,655	$(17,872)	$31,783

As of June 30, 2019, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2019 (six months remaining)	$19,995	$3,578
2020	28,393	5,707
2021	20,128	4,302
2022	12,791	2,654
2023	9,756	2,094
Thereafter	18,302	9,623
Total	$109,365	$27,958

6. DEBT OBLIGATIONS

The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square	$81,962	$82,805	3.98%	May 2020
Four Tower Bridge	9,410	9,526	4.50%	Feb 2021
One Commerce Square	118,393	120,183	3.64%	Apr 2023
Two Commerce Square	109,505	110,518	4.51%	Apr 2023
Principal balance outstanding	319,270	323,032
Plus: fair market value premium (discount), net	(1,570)	(1,759)
Less: deferred financing costs	(323)	(404)
Mortgage indebtedness	$317,377	$320,869

UNSECURED DEBT
$600 million Unsecured Credit Facility	$163,500	$92,500	LIBOR + 1.10%	Jul 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	Oct 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	Feb 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%	Oct 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	Nov 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%	Oct 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	Mar 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	Apr 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%	Jul 2035
Principal balance outstanding	1,792,110	1,721,110
Plus: original issue premium (discount), net	(3,933)	(4,096)
Less: deferred financing costs	(9,018)	(9,837)
Total unsecured indebtedness	$1,779,159	$1,707,177
Total Debt Obligations	$2,096,536	$2,028,046

As of both June 30, 2019 and December 31, 2018, the Company’s weighted-average effective interest rates on its mortgage notes payable was 4.05%.

In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay from time to time other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the six months ended June 30, 2019, the weighted-average interest rate on Credit Facility borrowings was 3.6% resulting in $2.8 million of interest expense. As of June 30, 2019, the effective interest rate on Credit Facility borrowings was 3.5%. The Company had no borrowings under the Credit Facility as of and during the six-months ended June 30, 2018.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.

The Company was in compliance with all financial covenants as of June 30, 2019. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of June 30, 2019, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2019 (six months remaining)	$3,833
2020	87,226
2021	15,143
2022	419,832
2023	556,736
Thereafter	1,028,610
Total principal payments	2,111,380
Net unamortized premiums/(discounts)	(5,503)
Net deferred financing costs	(9,341)
Outstanding indebtedness	$2,096,536

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

The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2019 and December 31, 2018, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2019 and December 31, 2018 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), and accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,288,749	$1,345,040	$1,288,024	$1,262,570
Variable rate debt	$490,410	$473,708	$419,153	$402,924
Mortgage notes payable	$317,377	$321,872	$320,869	$318,515
Notes receivable (b)	$44,430	$40,734	$47,771	$47,747
(a)

The carrying amounts presented in the table above are net of deferred financing costs of $7.3 million and $7.9 million for unsecured notes payable, $1.7 million and $5.1 million for variable rate debt and $0.3 million and $0.4 million for mortgage notes payable as of June 30, 2019 and December 31, 2018, respectively.

(b)

The inputs to originate the notes receivable are unobservable and, as a result, are categorized as Level 3. The Company determined fair value by calculating the present value of the cash payments to be received through the maturity date of the loan.

On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. Refer to Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further detail regarding this financing.

The Company periodically assesses collectability of the notes receivable in accordance with the accounting standard for loan receivables. As of June 30, 2019, the Company’s notes receivable are collectible.

The inputs utilized to determine the fair value of the Company’s unsecured notes payable are categorized as Level 2. This is because the Company valued these instruments using quoted market prices as of June 30, 2019 and December 31, 2018. For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019, and current estimates of fair value may differ from the amounts presented herein.

8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY

Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.

Operating Partnership

The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $9.7 million and $10.1 million as of June 30, 2019 and December 31, 2018, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of June 30, 2019 and December 31, 2018, was approximately $14.1 million and $12.6 million, respectively.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2019 and December 31, 2018. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2019	12/31/2018				6/30/2019	12/31/2018
Assets
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.090%	January 6, 2012	October 30, 2019	$72	$183

Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(95)	$7,008
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(64)	292
				$301,548	$301,548
(a)	Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in “Other assets” and (“Other liabilities”) on the Company’s consolidated balance sheets.

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

Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of June 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2019. Current estimates of fair value may differ from the amounts presented herein.

10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY

Earnings per Share (EPS)

The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,252	$6,252	$12,876	$12,876
Net income attributable to noncontrolling interests	(47)	(47)	(129)	(129)
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(93)	(86)	(86)
Net income attributable to common shareholders	$6,112	$6,112	$12,661	$12,661
Denominator
Weighted-average shares outstanding	176,143,206	176,143,206	178,547,555	178,547,555
Contingent securities/Share based compensation	-	547,618	-	1,144,781
Weighted-average shares outstanding	176,143,206	176,690,824	178,547,555	179,692,336
Earnings per Common Share:
Net income attributable to common shareholders	$0.03	$0.03	$0.07	$0.07

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$10,835	$10,835	$57,321	$57,321
Net income attributable to noncontrolling interests	(107)	(107)	(504)	(504)
Nonforfeitable dividends allocated to unvested restricted shareholders	(212)	(212)	(200)	(200)
Net income attributable to common shareholders	$10,516	$10,516	$56,617	$56,617
Denominator
Weighted-average shares outstanding	176,001,071	176,001,071	178,471,960	178,471,960
Contingent securities/Share based compensation	-	577,069	-	1,268,730
Weighted-average shares outstanding	176,001,071	176,578,140	178,471,960	179,740,690
Earnings per Common Share:
Net income attributable to common shareholders	$0.06	$0.06	$0.32	$0.31

Redeemable common limited partnership units totaling 981,626 at June 30, 2019 and 1,479,799 at June 30, 2018, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common Shares

On May 22, 2019, the Parent Company declared a distribution of $0.19 per common share, totaling $33.8 million, which was paid on July 19, 2019 to shareholders of record as of July 5, 2019.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the six months ended June 30, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million. There were no share repurchases during the three months ended June 30, 2019.

11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP

Earnings per Common Partnership Unit

The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,252	$6,252	$12,876	$12,876
Net income attributable to noncontrolling interests	(13)	(13)	(21)	(21)
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(93)	(86)	(86)
Net income attributable to common unitholders	$6,146	$6,146	$12,769	$12,769
Denominator
Weighted-average units outstanding	177,125,064	177,125,064	180,027,354	180,027,354
Contingent securities/Share based compensation	-	547,619	-	1,144,781
Total weighted-average units outstanding	177,125,064	177,672,683	180,027,354	181,172,135
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.03	$0.03	$0.07	$0.07

	Six Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$10,835	$10,835	$57,321	$57,321
Net income attributable to noncontrolling interests	(47)	(47)	(26)	(26)
Nonforfeitable dividends allocated to unvested restricted unitholders	(212)	(212)	(200)	(200)
Net income attributable to common unitholders	$10,576	$10,576	$57,095	$57,095
Denominator
Weighted-average units outstanding	176,983,433	176,983,433	179,951,759	179,951,759
Contingent securities/Share based compensation	-	577,069	-	1,268,730
Total weighted-average units outstanding	176,983,433	177,560,502	179,951,759	181,220,489
Earnings per Common Partnership Unit
Net income attributable to common unitholders	$0.06	$0.06	$0.32	$0.32

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.

Common Partnership Units

On May 22, 2019, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $33.8 million, which was paid on July 19, 2019 to unitholders of record as of July 5, 2019.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2019, the Company retired 1,337,169 common partnership units at an average price of $12.92 per unit, totaling $17.3 million, in connection with an equal number of share repurchases. There were no share repurchases during the three months ended June 30, 2019.

12. SEGMENT INFORMATION

As of June 30, 2019, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2019	December 31, 2018
Philadelphia CBD	$1,695,495	$1,670,388
Pennsylvania Suburbs	1,007,981	1,002,937
Austin, Texas	716,212	667,698
Metropolitan Washington, D.C.	524,008	524,190
Other	86,909	86,506
	$4,030,605	$3,951,719

Right of use asset - operating leases, net (a)	$22,001	$-

Corporate
Construction-in-progress	$120,785	$150,263
Land held for development (b)	$89,219	$86,401
Prepaid leasehold interests in land held for development, net (c)	$39,795	$39,999
(a)

On January 1, 2019, as a result of the adoption of Topic 842, Leases, the Company recognized operating ground leases for which it is a lessee on its consolidated balance sheets for the period ended March 31, 2019. See Note 2, “Basis of Presentation,” for further information.

(b)

As of June 30, 2019, the Company categorized 35.2 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets. As of December 31, 2018, the Company categorized 37.9 acres of land held for development, comprised of 2.7 acres and 35.2 acres, located in the Pennsylvania Suburbs segment and Other segment, respectively, as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

(c)	As of June 30, 2019 and December 31, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania.

Net operating income (in thousands):

	Three Months Ended June 30,
	2019			2018
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$64,956	$(25,353)	$39,603	$63,524	$(24,581)	$38,943
Pennsylvania Suburbs	34,299	(11,808)	22,491	34,333	(11,997)	22,336
Austin, Texas (b)	26,188	(9,804)	16,384	8,469	(3,395)	5,074
Metropolitan Washington, D.C. (c)	13,673	(6,339)	7,334	23,199	(8,392)	14,807
Other	3,464	(2,390)	1,074	3,339	(2,200)	1,139
Corporate	1,571	(1,528)	43	922	(2,001)	(1,079)
Operating properties	$144,151	$(57,222)	$86,929	$133,786	$(52,566)	$81,220

	Six Months Ended June 30,
	2019			2018
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$130,754	$(50,538)	$80,216	$126,126	$(48,908)	77,218
Pennsylvania Suburbs	69,926	(24,799)	45,127	69,215	(24,980)	44,235
Austin, Texas (b)	50,954	(18,880)	32,074	16,833	(6,918)	9,915
Metropolitan Washington, D.C. (c)	27,193	(12,543)	14,650	46,258	(17,151)	29,107
Other	6,646	(4,535)	2,111	9,480	(7,165)	2,315
Corporate	2,574	(3,327)	(753)	2,232	(3,967)	(1,735)
Operating properties	$288,047	$(114,622)	$173,425	$270,144	$(109,089)	$161,055

(a)	Includes property operating expenses, real estate taxes and third party management expense.
(b)

On December 11, 2018, the Company acquired from DRA Advisors, an unaffiliated third party, DRA’s 50% ownership interest in the G&I Austin Office LLC real estate venture. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin properties.

(c)

On December 20, 2018, the Company contributed a portfolio of eight properties containing an aggregate of 1,293,197 square feet, located in its Metropolitan Washington, D.C. segment, known as the Rockpoint Portfolio, to the Herndon Innovation Center Venture. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center Venture, respectively.

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
Philadelphia CBD	$18,759	$19,897	$84	$89	$162	$(147)
Metropolitan Washington, D.C. (a)	104,384	136,142	(260)	(363)	(435)	(400)
MAP Venture (b)	3,242	11,173	(1,445)	(830)	(2,812)	(1,567)
Other	1,804	1,888	130	93	236	197
Austin, Texas (c)	-	-	-	653	-	734
Total	$128,189	$169,100	$(1,491)	$(358)	$(2,849)	$(1,183)
(a)	On December 20, 2018, the Company formed the Herndon Innovation Center Venture. See footnote (c) to the “Net operating income” table above for further information regarding this transaction.
(b)

Formed on February 4, 2016, represents a joint venture between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC, on February 4, 2016. The business operations, including properties in Richmond, Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the Company’s investment in MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

(c)

On December 11, 2018, the Company acquired from DRA Advisors, an unaffiliated third party, DRA’s 50% ownership interest in the G&I Austin Office LLC real estate venture. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin properties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$6,252	$12,876	$10,835	$57,321
Plus:
Interest expense	20,516	19,301	40,873	38,834
Interest expense - amortization of deferred financing costs	666	627	1,332	1,254
Depreciation and amortization	51,667	43,958	103,111	87,490
General and administrative expenses	8,399	7,523	18,243	16,246
Equity in loss of Real Estate Ventures	1,491	358	2,849	1,183

Less:
Interest income	553	641	1,078	1,344
Income tax provision	(17)	(20)	(46)	(158)
Net loss on disposition of real estate	-	(35)	-	(35)
Net gain on sale of undepreciated real estate	250	2,837	1,251	2,859
Net gain on real estate venture transactions	1,276	-	1,535	37,263
Consolidated net operating income	$86,929	$81,220	$173,425	$161,055

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

Letters-of-Credit

Under certain mortgages, including mortgages held by real estate ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit. There were no associated letters-of-credit for a mortgage lender on June 30, 2019. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.

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

Ground Rent

Lease payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 10 to 66 years. Lease payments on non-cancelable leases at June 30, 2019, which, where applicable, considered CPI index rates upon adoption of Topic 842, are as follows (in thousands):

Year	Minimum Rent
2019 (six months remaining)	$605
2020	1,217
2021	1,232
2022	1,248
2023	1,263
Thereafter	111,757
Total lease payments	$117,322
Less: Imputed interest	(94,869)
Present value of operating lease liabilities	$22,453

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

Debt Guarantees

As of June 30, 2019, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $605.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of June 30, 2019, the loans for which the Company has provided recourse guarantees consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

Allowance for Doubtful Accounts

As discussed in Note 2, “Basis of Presentation,” the Company, as lessor, initially analyzes each of its operating leases at the individual level to determine whether it is probable that the associated lease payments are collectible. If collectability for an individual lease is not considered probable, the Company recognizes lease revenue for that individual lease on a cash basis. For the remaining portfolio of operating leases that are individually considered collectible, we estimate that a portion ultimately will be uncollectible and, as such, establish and maintain a general allowance. As of June 30, 2019, the general allowance for the remaining portfolio of operating leases that are individually considered collectible was $11.3 million.

Other Commitments or Contingencies

On October 13, 2017, the Company acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. As of June 30, 2019, $2.8 million of the funding related to this requirement had been met. The Company estimates that it will incur $39.0 million in excess of this funding requirement and expects to complete the redevelopment of The Bulletin Building during the second quarter of 2020 at an estimated aggregate cost of $84.8 million, inclusive of the acquisition cost of $37.8 million.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project with Drexel, the Company entered into a neighborhood engagement program and, as of June 30, 2019, had $3.0 million of future contractual obligations. In addition, the Company estimates $0.6 million of potential additional contributions for which the Company is not currently contractually obligated.

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

The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.

OVERVIEW

During the six months ended June 30, 2019, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1, “Organization of the Parent Company and the Operating Partnership,” for our property portfolio and land holdings.

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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2019 was 93.0% compared to 92.3% at June 30, 2018.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	16,379,261	15,631,227	16,379,261	15,631,227
Occupancy percentage (end of period)	93.0%	92.3%	93.0%	92.3%
Average occupancy percentage	92.5%	92.3%	92.2%	92.2%
Total Portfolio, less properties in development (2):
Retention rate	100.0%	78.9%	72.4%	62.6%
New leases and expansions commenced (square feet)	220,208	152,653	625,133	283,685
Leases renewed (square feet)	95,926	126,549	508,049	297,753
Net absorption (square feet)	148,787	4,894	82,991	(90,462)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	16.1%	42.6%	14.5%	25.5%
Renewal rental rates	9.7%	9.1%	13.9%	9.5%
Combined rental rates	12.1%	22.8%	14.0%	15.7%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$5.48	$6.84	$7.31	$7.31
Tenant Improvements (per square feet)	$15.25	$32.33	$20.66	$23.29
Weighted average lease term (years)	5.6	7.8	7.2	7.6
Total capital per square foot per lease year	$4.44	$4.29	$4.72	$3.48

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.
(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.
(4)	Calculated on a weighted average basis.

In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk

We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 4.10% of our aggregate final annualized base rents as of June 30, 2019 (representing approximately 3.65% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2019. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.

Tenant Credit Risk

In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $11.3 million or 5.6% of total receivables (including accrued rent receivables) as of June 30, 2019 compared to $12.9 million or 6.6% of total receivables (including accrued rent receivables) as of December 31, 2018.

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

As of June 30, 2019, the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2019	Q2 2020	Redevelopment	The Bulletin Building	Philadelphia, PA	1	283,000	$84,800	(a)	$50,400
Q1 2019	Q4 2020	Development	405 Colorado Street	Austin, TX	1	204,000	114,000	(b)	13,300
Q2 2018	Q1 2019	Redevelopment	426 W. Lancaster Avenue	Devon, PA	1	56,000	14,900	(c)	11,600
		Total			3	543,000	$213,700		$75,300

(a)

Estimated costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of June 30, 2019, includes $2.8 million related to an $8.0 million funding commitment required through the ground lease. See "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(b)	Estimated costs includes $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(c)

The property was vacated during the third quarter of 2017.Total project costs include $4.9 million of existing property basis. The renovation of the base building was substantially completed during the first quarter of 2019 and remaining costs as of June 30, 2019 primarily represent tenant improvements.

Other Development Activities:

4040 Wilson Venture

4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of June 30, 2019, $85.8 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. If construction costs were to exceed estimates, our equity method investment in 4040 Wilson could become other than temporarily impaired. We expect completion of the development to occur during the second quarter of 2020.

Schuylkill Yards Project

As of June 30, 2019, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business – Other Development Activities" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See the table above for information relating to progress at the Bulletin Building, a redevelopment that is part of the Schuylkill Yards Project, as of June 30, 2019.

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

Equity Method Investments in Unconsolidated Real Estate Ventures

Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the three and six months ended June 30, 2019 and 2018, no interest expense was capitalized.

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

RECENT PROPERTY TRANSACTIONS

See Note 3, “Real Estate Investments,” for information related to recent property transactions during the three and six months ended June 30, 2019 as well as information related to properties held for sale as of June 30, 2019. See Note 4, “Investment in Unconsolidated

Real Estate Ventures,” for information related to recent property transactions at our unconsolidated joint ventures during the three and six months ended June 30, 2019.

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

Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2018 with the exception of the adoption of ASC 842, Leases. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three months ended June 30, 2019, set forth herein.

RESULTS OF OPERATIONS

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2019 and 2018. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.

Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 12, "Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 12, "Segment Information” for a reconciliation of NOI to our consolidated net income as defined by GAAP.

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 75 properties containing an aggregate of approximately 14.2 million net rentable square feet, and represents properties that we owned for the entire three months ended June 30, 2019 and 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after July 1, 2018 and disposed of prior to June 30, 2019 or classified as held for sale as of June 30, 2019. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine to proceed with development/redevelopment for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three months ended June 30, 2019 and 2018) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three months ended June 30, 2019 and 2018.

For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2018, see the Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended June 30, 2019 to the three months ended June 30, 2018

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2019	2018	Increase/ (Decrease)	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)
Revenue:
Rents	$112,025	$111,632	$393	$20,693	$1,437	$1,801	$1,551	$3,268	$12,307	$137,787	$126,927	$10,860
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	5,148	4,913	5,148	4,913	235
Other	348	583	(235)	54	-	1	(1)	813	1,364	1,216	1,946	(730)
Total revenue	112,373	112,215	158	20,747	1,437	1,802	1,550	9,229	18,584	144,151	133,786	10,365
Property operating expenses	31,704	31,352	(352)	4,312	473	571	814	2,097	5,267	38,684	37,906	(778)
Real estate taxes	11,797	10,361	(1,436)	3,675	245	243	234	374	1,577	16,089	12,417	(3,672)
Third party management expenses	-	-	-	-	-	-	-	2,449	2,243	2,449	2,243	(206)
Net operating income	68,872	70,502	(1,630)	12,760	719	988	502	4,309	9,497	86,929	81,220	5,709
Depreciation and amortization	36,176	36,309	133	12,023	727	670	982	2,798	5,940	51,667	43,958	(7,709)
General & administrative expenses	-	-	-	-	-	-	-	8,399	7,523	8,399	7,523	(876)
Net loss on disposition of real estate										-	35	35
Net gain on sale of undepreciated real estate										(250)	(2,837)	(2,587)
Operating income (loss)	$32,696	$34,193	$(1,497)	$737	$(8)	$318	$(480)	$(6,888)	$(3,966)	$27,113	$32,541	$(5,428)
Number of properties	75	75		17		4				96
Square feet	14,220	14,220		2,159		543				16,922
Core Occupancy % (d)	92.2%	92.8%		91.3%
Other Income (Expense):
Interest income										553	641	(88)
Interest expense										(20,516)	(19,301)	(1,215)
Interest expense — Deferred financing costs										(666)	(627)	(39)
Equity in loss of Real Estate Ventures										(1,491)	(358)	(1,133)
Net gain on real estate venture transactions										1,276	-	1,276
Income tax provision										(17)	(20)	3
Net income										$6,252	$12,876	$(6,624)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.03	$0.07	$(0.04)

EXPLANATORY NOTES

(a)	Includes: three properties recently completed, and 14 acquisitions.
(b)	Includes: one development and three redevelopment properties.
(c)

Includes certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/(Eliminations) also includes properties sold that do not qualify as discontinued operations, properties classified as held for sale, and the retail and residential components of FMC Tower.

(d)	Pertains to Core Properties.

Total Revenue

Rents from the Total Portfolio increased by $10.9 million during the second quarter of 2019 compared to the second quarter of 2018, of which $19.3 million relates to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, and $0.4 million relates to the Same Store Portfolio. This increase was partially offset by an $8.8 million decrease related to the disposition of 10 properties from the second quarter of 2018 through the second quarter of 2019 (the “Q2 2018 through Q2 2019 Dispositions”).

Other income decreased $0.7 million, which was primarily due to a decrease in income from the Walnut Street Café and residential components of the FMC Tower.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $0.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, of which $3.8 million relates to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018. This increase was partially offset by a $2.4 million decrease related to the Q2 2018 through Q2 2019 Dispositions and $0.6 million of miscellaneous decreases across our Total Portfolio.

Real Estate Taxes

Real estate taxes increased $3.7 million for the second quarter of 2019 compared to the second quarter of 2018, of which $3.4 million related to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, and $1.4 million relates to increased real estate tax assessments related to properties from our Philadelphia CBD segment within the Same Store Property Portfolio. These increases were partially offset by a decrease of $1.1 million from the Q2 2018 through Q2 2019 Dispositions.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.7 million for the second quarter of 2019 compared to the second quarter of 2018, of which $11.3 million relates to the Recently Completed/Acquired Properties due to the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, 500 North Gulph Road being placed into service in December 2018 and Broadmoor 6 being placed into service in October 2018. There was also a $0.7 million increase related to the acceleration of depreciation at 650 Park Avenue, in King of Prussia, PA, ahead of its scheduled demolition in July 2019 as we plan to redevelop this property. These increases were offset by decreases of $4.2 million relating to the Q2 2018 through Q2 2019 Dispositions and $0.1 million from assets that were fully depreciated during the second quarter of 2019 in the Same Store Property Portfolio.

General and Administrative

General and administrative expenses increased by $0.9 million for the second quarter of 2019 compared to the second quarter of 2018, due to a $0.5 million increase in payroll, bonus, and related benefits and a $0.4 million increase due to a decrease in capitalized general and administrative costs on development projects.

Interest Expense

The $1.2 million increase in interest expense for the second quarter of 2019 compared to the second quarter of 2018 is primarily attributable to a $1.5 million increase in interest expense related to the Credit Facility, due to increased borrowings during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The $1.5 million increase above was offset by a $0.3 million decrease related to the refinance of the seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.

Equity in loss of real estate ventures

Equity in loss of unconsolidated real estate ventures increased $1.1 million from the second quarter of 2018 to the second quarter of 2019 is primarily due to the following:

•

$0.6 million increase primarily due to increased ground rent expense at the MAP Venture during the second quarter of 2019 compared to the second quarter of 2018 as a result of the adoption of Topic 842, Leases;

•	$0.2 million increase related to the Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018; and
•

$0.6 million increase related the acquisition of DRA Advisor’s 50% ownership interest in the DRA Austin Venture during the fourth quarter of 2018, which generated income during the three months ended June 30, 2018.

These decreases were offset by a $0.3 million increase from the BDN – AI Venture, due to the sale of three properties in December 2018, which contributed to net losses during the three months ended June 30, 2018.

Net Gain from Real Estate Venture Transactions

The gain of $1.3 million recognized during the three months ended June 30, 2019 is related to proceeds from a connection agreement by the 51 N Street venture with the third-party owner of an adjacent property.
Net Gain on Sale of Undepreciated Real Estate

The gain of $2.8 million recognized during the three months ended June 30, 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.

The gain of $0.3 million recognized during the three months ended June 30, 2019 resulted from consideration received during the second quarter of 2019 related to the Libertyview disposition, which occurred in a prior year.

Net Income

Net income decreased by $6.6 million from the second quarter of 2018 to the second quarter of 2019 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.03 for the second quarter of 2019 as compared to net income per share of $0.07 for the second quarter of 2018 as a result of the factors described above.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 74 properties containing an aggregate of approximately 14.1 million net rentable square feet, and represents properties that we owned for the entire six months ended June 30, 2019 and 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2018 and disposed of prior to June 30, 2019 or classified as held for sale as of June 30, 2019. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the six months ended June 30, 2019 and 2018) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the six-months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, a property containing 5,000 rentable square feet, located in our Other segment, was removed from the Same Store Property Portfolio and was reclassified as land. In addition, 650 Park Avenue, located in our Pennsylvania Suburbs segment, was removed from the Same Store Property Portfolio in advance of plans to demolish the building and redevelop the property. For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2018, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of six months ended June 30, 2019 to the six months ended June 30, 2018

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2019	2018	Increase/ (Decrease)	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)
Revenue:
Rents	223,958	222,571	1,387	41,888	4,242	4,396	3,108	5,643	23,765	275,885	253,686	22,199
Third party management fees, labor reimbursement and leasing	-	-	-	-	-	-	-	9,103	12,587	9,103	12,587	(3,484)
Other	721	888	(167)	100	(16)	6	10	2,232	2,989	3,059	3,871	(812)
Total revenue	224,679	223,459	1,220	41,988	4,226	4,402	3,118	16,978	39,341	288,047	270,144	17,903
Property operating expenses	64,417	64,000	(417)	8,580	1,271	1,484	1,915	3,703	10,071	78,184	77,257	(927)
Real estate taxes	23,363	20,606	(2,757)	7,402	648	500	473	607	3,112	31,872	24,839	(7,033)
Third party management expenses	-	-	-	-	-	-	-	4,566	6,993	4,566	6,993	2,427
Net operating income	136,899	138,853	(1,954)	26,006	2,307	2,418	730	8,102	19,165	173,425	161,055	12,370
Depreciation and amortization	71,286	71,544	258	24,605	2,267	1,655	1,964	5,565	11,715	103,111	87,490	(15,621)
General & administrative expenses	-	-	-	-	-	-	-	18,243	16,246	18,243	16,246	(1,997)
Net loss on disposition of real estate										-	35	35
Net gain on sale of undepreciated real estate										(1,251)	(2,859)	(1,608)
Operating income (loss)	$65,613	$67,309	$(1,696)	$1,401	$40	$763	$(1,234)	$(15,706)	$(8,796)	$53,322	$60,143	$(6,821)
Number of properties	74	74		18		4				96
Square feet	14,134	14,134		2,245		543				16,922
Core Occupancy % (d)	92.2%	92.8%		91.3%
Other Income (Expense):
Interest income										1,078	1,344	(266)
Interest expense										(40,873)	(38,834)	(2,039)
Interest expense — Deferred financing costs										(1,332)	(1,254)	(78)
Equity in loss of Real Estate Ventures										(2,849)	(1,183)	(1,666)
Net gain on real estate venture transactions										1,535	37,263	(35,728)
Income tax provision										(46)	(158)	112
Net income										$10,835	$57,321	$(46,486)
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.06	$0.32	$(0.26)

EXPLANATORY NOTES

(a)	Results include: three properties recently completed and 15 acquisitions.
(b)	Results include: one development and three redevelopment properties.
(c)

Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Pertains to Core Properties.

Total Revenue

Rents from the Total Portfolio increased by $22.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, of which $37.6 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions, $1.4 million relates to the Same Store Portfolio and $1.3 million relates to development/redevelopment properties. These increases were partially offset by a $17.2 million decrease due to the disposition of 10 properties from the six months ended June 30, 2018 through the six months ended June 30, 2019 (the “YTD 2018 and 2019 Dispositions”) and $0.9 million of miscellaneous decreases across our Total Portfolio.

Third party management fees, labor reimbursement and leasing decreased by $3.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to decreases in third party management and development fees of $5.1 million. The decrease includes $2.7 million of third party management fees related to the sale of twelve office properties by the Austin Venture in the fourth quarter of 2018 and $2.4 million related to the sale of three office properties held by our BDN – AI Venture in the fourth quarter of 2018. These decreases were offset by a $1.6 million increase in third party management fees from our Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018.

Other income decreased $0.8 million, which was primarily due to a decrease in income from the Walnut Street Café and residential components of the FMC Tower.

Property Operating Expenses

Property operating expenses across our Total Portfolio increased $0.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, of which $7.3 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions. These increases were partially offset by a $5.0 million decrease due to the YTD 2018 and 2019 Dispositions and $1.4 million of miscellaneous decreases across our Total Portfolio.

Real Estate Taxes

Real estate taxes increased $7.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, of which $2.8 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, and $6.8 million related to Recently Completed/Acquired Properties. These increases were partially offset by decreases of $2.2 million from the YTD 2018 and 2019 Dispositions and $0.4 million related to properties used for parking operations in the Philadelphia CBD segment.

Depreciation and Amortization

Depreciation and amortization expense increased by $15.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, of which $22.3 million relates to the Recently Completed/Acquired Properties due to the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, 500 North Gulph Road being placed into service in December 2018 and Broadmoor 6 being placed into service in October 2018. There was also a $1.5 million increase related to the acceleration of depreciation at 650 Park Avenue, in King of Prussia, PA, ahead of its scheduled demolition in July 2019 as we plan to redevelop this property. These increases were offset by decreases of $8.2 million relating to the YTD 2018 and 2019 Dispositions and $0.8 million of miscellaneous decreases across the Total Portfolio.

General and Administrative

General and administrative expenses increased by $2.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to a $1.2 million increase in payroll, bonus, and related benefits, $0.4 million increase due to a decrease in capitalized costs, $0.2 million increase in charitable contributions, and $0.2 million increase in professional fees.

Interest Expense

Interest expense increased $2.0 million from the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $2.7 million increase in interest expense related to the Credit Facility, due to increased borrowings during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The $2.7 million increase above was offset by a $0.7 million decrease related to the refinance of the seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.

Equity in income (loss) of real estate ventures

Equity in loss of unconsolidated real estate ventures increased $1.7 million from the six months ended June 30, 2018 to the six months ended June 30, 2019 is primarily due to the following:

•

$1.2 million increase primarily due to increased ground rent expense at the MAP Venture during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of the adoption of Topic 842, Leases; and

•

$0.8 million increase related the acquisition of DRA Advisor’s 50% ownership interest in the DRA Austin Venture during the fourth quarter of 2018, which generated $0.8 million of income during the six months ended June 30, 2018.

These increases in equity in loss of real estate ventures were offset by $0.3 million related to the disposition of evo at Cira during the first quarter of 2018.

Net Gain on Sale of Undepreciated Real Estate

The gain of $2.8 million recognized during the six months ended June 30, 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.

The gain of $1.3 million recognized during the six months ended June 30, 2019 resulted from the sale of 9 Presidential Boulevard and from consideration received during the six months ended June 30, 2019 related to the Libertyview disposition, which occurred in a prior year.

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

The $1.5 million net gain from Real Estate Venture transactions during the six months ended June 30, 2019 is related to $1.2 million of gain recognized related to related to proceeds from a connection agreement by the 51 N Street venture with the third-party owner of an adjacent property. We also received $0.3 million of additional proceeds during the first quarter of 2019 from the sale of the evo at Cira Centre South Venture, which was sold during the first quarter of 2018.

Net Income

Net income decreased by $46.5 million from the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of the factors described above.

Net Income per Common Share – fully diluted

Net income per share was $0.06 for the six months ended June 30, 2019 as compared to net income per share of $0.32 for the six months ended June 30, 2018 as a result of the factors described above.

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

As of June 30, 2019, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.

As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2019 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of June 30, 2019 we were in compliance with all of our debt covenants and requirement obligations.

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

The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2019, amounted to $319.3 million and $1,792.1 million, respectively.

Capital Markets

The Parent Company issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through June 30, 2019, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. During the six months ended June 30, 2019, we did not sell any shares under the Offering Program. At June 30, 2019, 13,117,698 common shares remained available for future sale under the Offering Program.

See Note 10, “Beneficiaries’ Equity of The Operating Partnership” for further information related to our share repurchase program during the three and six months ended June 30, 2019. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

Capital Recycling

The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the six months ended June 30, 2019, we sold 2.7 acres of undeveloped land for net cash proceeds of $5.0 million and received an additional $0.5 million related to contingent consideration related to an operating property that we sold in a prior year.

We expect that our primary uses of capital during the remainder of 2019 will be to fund our current development and redevelopment projects. As of June 30, 2019, we had approximately $31.6 million of cash and cash equivalents and $435.0 million of available borrowings under our Credit Facility, net of $1.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows

The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2019 and December 31, 2018, we maintained cash and cash equivalents and restricted cash of $32.0 million and $23.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2019	2018
Operating	$85,456	$97,531
Investing	(58,893)	(122,620)
Financing	(17,794)	(69,186)
Net cash flows	$8,769	$(94,275)

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

The net decrease of $12.1 million in cash from operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to the timing of cash receipts and cash expenditures in the normal course of operations.

The net increase of $63.7 million in cash from investing activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to a decrease in acquisition activity and an increase in distributions from unconsolidated Real Estate Ventures during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Quantitatively, the increase reflects the following:

•	$44.4 million increase from the 2018 issuance of a mortgage loan to 1919 Ventures, with no comparable activity during the six months ended June 30, 2019;
•

$40.2 million increase in cash from the acquisitions of 3001-3003 JFK Boulevard and 3025 JFK Boulevard in Philadelphia, Pennsylvania during the six months ended June 30, 2018 with no comparable acquisition during the six months ended June 30, 2019;

•

$31.4 million increase in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income, as Herndon Innovation Center Venture distributed proceeds from mortgage financing which closed during the six months ended June 30, 2019;

•

$7.5 million increase from deposits for real estate, resulting from deposits made during the six months ended June 30, 2018 relating to our ability to increase project density at certain of the development sites with Schuylkill Yards;

•	$3.2 million increase due to the repayment of a mortgage note receivable during the six months ended June 30, 2019; and
•	$0.1 million increase in investment in unconsolidated Real Estate Ventures.

The increase in cash provided by investing activities was primarily offset by the following:

•

$42.7 million decrease in proceeds from real estate venture sales as a result of the proceeds of $43.0 million from the sale of the evo at Cira Centre South Venture during the six months ended June 30, 2018 compared to $0.3 million in proceeds received during the six months ended June 30, 2019 related to the evo at Cira Centre South Venture sale in 2018;

•

$11.2 million decrease in proceeds from the disposition of two land parcels and an office building during the six months ended June 30, 2018 compared to the disposition of one land parcel and the receipt of proceeds related to contingent consideration received during the six months ended June 30, 2019;

•

$7.3 million decrease in cash from increased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects;

•	$1.5 million decrease in cash from increased leasing costs paid during the six months ended June 30, 2019 compared to the six months ended June 30, 2018; and
•	$0.4 million decrease due to advances made for the purchase of tenant assets, net of repayments.

The net increase of $51.4 million in cash provided by financing activities for the three months ended June 30, 2019 compared to the six months ended June 30, 2018 is attributed to the following:

•	$71.0 million in net borrowings under the unsecured revolving credit facility;
•	$0.8 million in proceeds from the exercise of stock options during the six months ended June 30, 2019, with no such activity for the six months ended June 30, 2018;
•	$0.1 million decrease in distributions to noncontrolling interests; and
•	$0.1 million decrease in partner distributions from consolidated real estate ventures.

The increases in cash provided by financing activities was offset by the following;

•	$17.3 million increase in cash used to repurchase and retire common shares, with no such activity during the six months ended June 30, 2018;
•	$2.1 million increase in cash used due to the increase of dividends paid from $0.36 per share during the six months ended June 30, 2018 to $0.38 per share for the six months ended June 30, 2019;
•	$0.7 million increase from the repayment of mortgage notes payable;
•	$0.4 million decrease in proceeds from the issuance of common shares, as there were no share issuances during the six months ended June 30, 2019; and
•	$0.1 million increase in shares used for employee taxes upon vesting of share awards.

Capitalization

Indebtedness

The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,920,818	$1,924,580
Variable rate - unhedged	190,562	119,562
Total	$2,111,380	$2,044,142
Percent of Total Debt:
Fixed rate	91.0%	94.2%
Variable rate - unhedged	9.0%	5.8%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	3.6%	3.6%
Total	3.9%	3.9%
Weighted-average maturity in years:
Fixed rate	6.1	6.6
Variable rate - unhedged	4.9	4.0
Total	6.0	6.4
(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2019 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2019	$3,833	$-	$3,833	3.98%
2020	6,705	80,521	87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	413,500	419,832	3.13%
2023	1,620	555,116	556,736	3.94%
2024	-	250,000	250,000	4.33%
2025	-	-	-	0.00%
2026	-	-	-	0.00%
2027	-	450,000	450,000	4.03%
2028	-	-	-	0.00%
Thereafter	-	328,610	328,610	4.32%
Totals	$24,632	$2,086,748	$2,111,380	3.91%

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2019.

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

Equity

In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 10, “Beneficiaries’ Equity of The Operating Partnership” for further information related to our dividends declared for the second quarter of 2019.

Inflation

A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.

Contractual Obligations

The following table outlines the timing of payment requirements related to our contractual obligations as of June 30, 2019:

	Payments by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable (a)	$319,270	87,969	21,369	209,932	-
Unsecured credit facility	163,500	-	163,500	-	-
Unsecured term loan (a)	250,000	-	-	250,000	-
Unsecured debt (a)	1,378,610	-	-	350,000	1,028,610
Ground leases (b)	63,187	1,254	2,507	2,507	56,919
Development contracts (c)	194,842	137,237	56,875	730	-
Tenant improvements (d)	55,339	50,727	4,612	-	-
Interest expense (e)	456,332	76,723	131,855	98,584	149,170
Other liabilities (f)	34,034	4,931	9,164	4,501	15,438
	$2,915,114	$358,841	$389,882	$916,254	$1,250,137

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.
(b)	Rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.
(c)

Represents contractual obligations for wholly-owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.
(e)	Variable rate debt future interest expense commitments are calculated using June 30, 2019 interest rates.
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

We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 4, "Investment in Unconsolidated Real Estate Ventures," and Note 13, “Commitments and Contingencies,” for further details on payment guarantees provided on the behalf of real estate ventures.

As of June 30, 2019, we expect to incur $6.0 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by March 31, 2020.

On October 13, 2017, we acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. As of June 30, 2019, $2.8 million related to this requirement had been funded. As the timing of the capital improvements has not yet been determined, these costs are not included in the above table within “Development contracts.” See Note 13, “Commitments and Contingencies,” for further information.

During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of June 30, 2019, we had contractual obligations under this program for $3.0 million of future payments, which are included in the table above within “Development contracts.” In addition, we estimate $0.6 million of potential additional contributions under this program for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 13, “Commitments and Contingencies,” for further information.

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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$6,146	$12,769	$10,576	$57,095
Add (deduct):
Amount allocated to unvested restricted unitholders	93	86	212	200
Net gain on real estate venture transactions	-	-	(259)	(37,263)
Net loss on disposition of real estate	-	35	-	35

Depreciation and amortization:
Real property	36,532	35,420	72,138	70,269
Leasing costs including acquired intangibles	14,698	8,144	30,104	16,450
Company’s share of unconsolidated real estate ventures	4,974	6,732	10,015	13,896
Partners’ share of consolidated real estate ventures	(54)	(54)	(107)	(109)
Funds from operations	$62,389	$63,132	$122,679	$120,573
Funds from operations allocable to unvested restricted shareholders	(174)	(168)	(388)	(371)
Funds from operations available to common share and unit holders (FFO)	$62,215	$62,964	$122,291	$120,202
Weighted-average shares/units outstanding — basic (a)	177,125,064	180,027,354	176,983,433	179,951,759
Weighted-average shares/units outstanding — fully diluted (a)	177,672,683	181,172,135	177,560,502	181,220,489

(a)	Includes common share and partnership units outstanding through the three and six months ended June 30, 2019 and 2018, respectively.

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

Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2019, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $319.3 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $163.5 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $8.5 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $8.8 million.

As of June 30, 2019, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,345.0 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $13.3 million at June 30, 2019.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $490.4 million and $421.1 million at June 30, 2019 and December 31, 2018, respectively. The total fair value of our debt was approximately $473.7 million and $402.9 million at June 30, 2019 and December 31, 2018, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $18.9 million at June 30, 2019. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $20.3 million.

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
(c)

There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended June 30, 2019. As of June 30, 2019, $132.7 million remained available for repurchases under our share repurchase program

During the three months ended June 30, 2019, the Parent Company issued an aggregate of 1,245 common shares in exchange for 1,245 common units of limited partnership held by certain limited partners of the Operating Partnership. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

32.3

Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4

Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1

The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	August 6, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	August 6, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)