Form 10-Q
period 2019-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2019-10-24
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
_____________________________________________________________________________________________
Brandywine Realty Trust
Brandywine Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________
Registrant’s telephone number, including area code (610) 325-5600
_____________________________________________________________________________________________

Maryland
(Brandywine Realty Trust)	001-9106	23-2413352
Delaware
(Brandywine Operating Partnership, L.P.)	000-24407	23-2862640
(State or Other Jurisdiction of Incorporation or Organization)	(Commission file number)	(I.R.S. Employer Identification Number)
2929 Walnut Street
Suite 1700
Philadelphia, PA 19104
(Address of principal executive offices) (Zip Code)
(610) 325-5600
(Registrant’s telephone number, including area code)
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
A total of 176,194,918 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 18, 2019.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2019, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format

This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Operating properties	$3,995,228	$3,951,719
Accumulated depreciation	(944,994)	(885,407)
Right of use asset - operating leases, net	21,828	—
Operating real estate investments, net	3,072,062	3,066,312
Construction-in-progress	151,232	150,263
Land held for development	92,189	86,401
Prepaid leasehold interests in land held for development, net	39,694	39,999
Total real estate investments, net	3,355,177	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	29,925	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of September 30, 2019 and December 31, 2018, respectively	13,872	16,394
Accrued rent receivable, net of allowance of $11,009 and $11,266 as of September 30, 2019 and December 31, 2018, respectively	168,960	165,243
Investment in Real Estate Ventures	127,759	169,100
Deferred costs, net	96,202	91,075
Intangible assets, net	95,798	131,348
Other assets	125,390	126,400
Total assets	$4,020,432	$4,076,976
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$315,603	$320,869
Unsecured credit facility	146,500	92,500
Unsecured term loan, net	248,430	248,042
Unsecured senior notes, net	1,367,722	1,366,635
Accounts payable and accrued expenses	119,790	125,696
Distributions payable	33,759	33,632
Deferred income, gains and rent	22,707	28,293
Acquired lease intangibles, net	24,050	31,783
Lease liability - operating leases	22,503	—
Other liabilities	16,931	18,498
Total liabilities	$2,317,995	$2,265,948
Commitments and contingencies (See Note 13)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 176,194,918 and 176,873,324 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,763	1,770
Additional paid-in-capital	3,189,350	3,200,312
Deferred compensation payable in common shares	16,216	14,021
Common shares in grantor trust, 1,105,542 and 977,120 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	(16,216)	(14,021)
Cumulative earnings	787,789	775,625
Accumulated other comprehensive income	(3,550)	5,029
Cumulative distributions	(2,284,610)	(2,183,909)
Total Brandywine Realty Trust's equity	1,690,742	1,798,827
Noncontrolling interests	11,695	12,201
Total beneficiaries' equity	$1,702,437	$1,811,028
Total liabilities and beneficiaries' equity	$4,020,432	$4,076,976
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rents	$139,228	$128,635	$415,113	$382,321
Third party management fees, labor reimbursement and leasing	4,938	4,944	14,041	17,531
Other	1,165	1,419	4,224	5,290
Total revenue	145,331	134,998	433,378	405,142
Operating expenses
Property operating expenses	38,358	37,852	116,542	115,109
Real estate taxes	15,247	12,433	47,119	37,272
Third party management expenses	2,469	2,612	7,035	9,605
Depreciation and amortization	55,627	44,141	158,738	131,631
General and administrative expenses	6,974	5,963	25,217	22,209
Provision for impairment	—	56,865	—	56,865
Total operating expenses	118,675	159,866	354,651	372,691
Gain on sale of real estate
Net gain (loss) on disposition of real estate	356	—	356	(35)
Net gain on sale of undepreciated real estate	250	—	1,501	2,859
Total gain on sale of real estate	606	—	1,857	2,824
Operating income (loss)	27,262	(24,868)	80,584	35,275
Other income (expense):
Interest income	558	1,220	1,636	2,564
Interest expense	(20,400)	(19,257)	(61,273)	(58,091)
Interest expense - amortization of deferred financing costs	(694)	(618)	(2,026)	(1,872)
Equity in (loss) income of Real Estate Ventures	(1,965)	1	(4,814)	(1,182)
Net gain on real estate venture transactions	2,059	—	3,594	37,263
Net income (loss) before income taxes	6,820	(43,522)	17,701	13,957
Income tax provision	—	—	(46)	(158)
Net income (loss)	6,820	(43,522)	17,655	13,799
Net (income) loss attributable to noncontrolling interests	(48)	342	(155)	(162)
Net income (loss) attributable to Brandywine Realty Trust	6,772	(43,180)	17,500	13,637
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(80)	(305)	(280)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$6,679	$(43,260)	$17,195	$13,357

Basic income (loss) per Common Share	$0.04	$(0.24)	$0.10	$0.07

Diluted income (loss) per Common Share	$0.04	$(0.24)	$0.10	$0.07

Basic weighted average shares outstanding	176,195,244	178,602,622	176,066,507	178,515,993
Diluted weighted average shares outstanding	176,750,600	178,602,622	176,617,726	179,752,544

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,820	$(43,522)	$17,655	$13,799
Comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments	(1,586)	734	(9,209)	7,008
Amortization of interest rate contracts (1)	188	293	582	898
Comprehensive (loss) income:	(1,398)	1,027	(8,627)	7,906
Comprehensive income (loss)	5,422	(42,495)	9,028	21,705
Comprehensive (income) loss attributable to noncontrolling interest	(40)	333	(107)	(228)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$5,382	$(42,162)	$8,921	$21,477

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,873,324	977,120	$1,770	$3,200,312	$14,021	$(14,021)	$775,625	$5,029	$(2,183,909)	$12,201	$1,811,028
Cumulative effect of accounting change							(5,336)				(5,336)
Net income							4,523			60	4,583
Other comprehensive loss								(2,469)		(14)	(2,483)
Repurchase and retirement of Common Shares of Beneficial Interest	(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures										22	22
Share-based compensation activity	465,883	41,342	4	3,673							3,677
Share Issuance from/(to) Deferred Compensation Plan	(458)	(5,920)			619	(619)					—
Reallocation of Noncontrolling interest				57						(57)	—
Distributions declared ($0.19 per share)									(33,560)	(187)	(33,747)
BALANCE, March 31, 2019	176,001,580	1,012,542	$1,761	$3,186,774	$14,640	$(14,640)	$774,812	$2,560	$(2,217,469)	$12,025	$1,760,463
Net income							6,205			47	6,252
Other comprehensive loss								(4,720)		(26)	(4,746)
Issuance of partnership interest in consolidated real estate ventures										3	3
Redemption of LP Units	1,245			16						(16)	—
Share-based compensation activity	94,150		2	1,449							1,451
Share Issuance from/(to) Deferred Compensation Plan	100,908	100,908			1,599	(1,599)					—
Distributions declared ($0.19 per share)									(33,571)	(187)	(33,758)
BALANCE, June 30, 2019	176,197,883	1,113,450	$1,763	$3,188,239	$16,239	$(16,239)	$781,017	$(2,160)	$(2,251,040)	$11,846	$1,729,665
Net income							6,772			48	6,820
Other comprehensive loss								(1,390)		(8)	(1,398)
Issuance of partnership interest in consolidated real estate ventures										2	2
Share-based compensation activity				1,105							1,105
Share Issuance from/(to) Deferred Compensation Plan	(2,965)	(7,908)			(23)	23					—
Reallocation of Noncontrolling interest				6						(6)	—
Distributions declared ($0.19 per share)									(33,570)	(187)	(33,757)
BALANCE, September 30, 2019	176,194,918	1,105,542	$1,763	$3,189,350	$16,216	$(16,216)	$787,789	$(3,550)	$(2,284,610)	$11,695	$1,702,437
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	178,285,236	894,736	$1,784	$3,218,077	$12,445	$(12,445)	$641,093	$2,399	$(2,053,741)	$17,258	$1,826,870
Net income							44,070			375	44,445
Other comprehensive income								4,966		42	5,008
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Issuance of partnership interest in consolidated real estate ventures										15	15
Distributions from consolidated real estate ventures										(54)	(54)
Share-based compensation activity	68,425		1	3,072			3				3,076
Share Issuance from/(to) Deferred Compensation Plan	66,830	53,856			1,061	(1,061)					—
Share Choice Plan issuance	(1,285)										—
Reallocation of Noncontrolling interest				(5)						5	—
Distributions declared ($0.18 per share)									(32,259)	(266)	(32,525)
BALANCE, March 31, 2018	178,442,517	948,592	$1,785	$3,221,560	$13,506	$(13,506)	$685,166	$7,365	$(2,086,000)	$17,375	$1,847,251
Net income							12,747			129	12,876
Other comprehensive income								1,856		15	1,871
Issuance of partnership interest in consolidated real estate ventures										(4)	(4)
Share-based compensation activity	127,726		1	1,135			3				1,139
Share Issuance from/(to) Deferred Compensation Plan	34,230	33,713	1	(112)	530	(530)					(111)
Reallocation of Noncontrolling interest				2						(2)	—
Distributions declared ($0.18 per share)									(32,230)	(267)	(32,497)
BALANCE, June 30, 2018	178,604,473	982,305	$1,787	$3,222,585	$14,036	$(14,036)	$697,916	$9,221	$(2,118,230)	$17,246	$1,830,525
Net loss							(43,180)			(342)	(43,522)
Other comprehensive income								1,018		9	1,027
Issuance of partnership interest in consolidated real estate ventures										5	5
Share-based compensation activity				750			8				758
Share Issuance from/(to) Deferred Compensation Plan	(1,871)	(5,185)			(15)	15					—
Reallocation of Noncontrolling interest				(17)						17	—
Distributions declared ($0.18 per share)									(32,233)	(266)	(32,499)
BALANCE, September 30, 2018	178,602,602	977,120	$1,787	$3,223,318	$14,021	$(14,021)	$654,744	$10,239	$(2,150,463)	$16,669	$1,756,294
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,655	$13,799
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	158,738	131,631
Amortization of deferred financing costs	2,026	1,872
Amortization of debt discount/(premium), net	527	527
Amortization of stock compensation costs	6,145	5,143
Straight-line rent income	(8,287)	(10,102)
Amortization of acquired above (below) market leases, net	(7,236)	(2,313)
Ground rent expense	1,103	288
Provision for doubtful accounts	611	1,238
Net gain on real estate venture transactions	(3,594)	(37,263)
Net gain on sale of interests in real estate	(1,857)	(2,824)
Provision for impairment	—	56,865
Loss from Real Estate Ventures, net of distributions	5,134	2,811
Income tax provision	46	158
Changes in assets and liabilities:
Accounts receivable	2,086	4,165
Other assets	(13,089)	(9,831)
Accounts payable and accrued expenses	194	1,544
Deferred income, gains and rent	(3,640)	(3,461)
Other liabilities	(1,312)	290
Net cash provided by operating activities	155,250	154,537
Cash flows from investing activities:
Acquisition of properties	—	(40,240)
Proceeds from the sale of properties	41,546	16,771
Proceeds from real estate venture sales	675	42,953
Issuance of mortgage note receivable	—	(44,430)
Proceeds from repayment of mortgage notes receivable	3,341	141
Capital expenditures for tenant improvements	(53,383)	(43,142)
Capital expenditures for redevelopments	(33,905)	(31,312)
Capital expenditures for developments	(55,002)	(70,297)
Advances for the purchase of tenant assets, net of repayments	(178)	739
Investment in unconsolidated Real Estate Ventures	(253)	(646)
Deposits for real estate	(1,990)	(5,550)
Capital distributions from Real Estate Ventures	35,206	5,101
Leasing costs paid	(13,184)	(10,664)
Net cash used in investing activities	(77,127)	(180,576)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,669)	(4,972)
Proceeds from credit facility borrowings	333,000	—
Repayments of credit facility borrowings	(279,000)	—
Debt financing costs paid	—	(2,704)
Proceeds from the exercise of stock options	800	—
Proceeds from the issuance of common shares	—	416
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	25	15
Partner distributions from consolidated real estate venture	—	(54)
Repurchase and retirement of common shares	(17,282)	—
Distributions paid to shareholders	(100,573)	(96,626)
Distributions to noncontrolling interest	(560)	(799)
Net cash used in financing activities	(70,813)	(106,218)
Increase (decrease) in cash and cash equivalents and restricted cash	7,310	(132,257)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$30,521	$71,185

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442
Cash and cash equivalents, end of period	$29,925	$70,360
Restricted cash, end of period	596	825
Cash and cash equivalents and restricted cash, end of period	$30,521	$71,185
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2019 and 2018 of $2,246 and $2,578, respectively	$56,455	$52,888
Cash paid for income taxes	1,169	405
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,759	32,492
Change in construction-in-progress related to non-cash disposition of land	—	22,625
Change in deferred income, gains and rent to the non-cash disposition of land	—	(25,462)
Change in investment in real estate ventures as a result of dispositions	3,461	(17,313)
Change in operating real estate related to a non-cash acquisition of an operating property	—	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	182
Change in investments in joint venture related to non-cash acquisition of property	—	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	—	9,940
Change in capital expenditures financed through accounts payable at period end	(6,011)	992
Change in capital expenditures financed through retention payable at period end	(3,356)	2,352
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments:
Operating properties	$3,995,228	$3,951,719
Accumulated depreciation	(944,994)	(885,407)
Right of use asset - operating leases, net	21,828	—
Operating real estate investments, net	3,072,062	3,066,312
Construction-in-progress	151,232	150,263
Land held for development	92,189	86,401
Prepaid leasehold interests in land held for development, net	39,694	39,999
Total real estate investments, net	3,355,177	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	29,925	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of September 30, 2019 and December 31, 2018, respectively	13,872	16,394
Accrued rent receivable, net of allowance of $11,009 and $11,266 as of September 30, 2019 and December 31, 2018, respectively	168,960	165,243
Investment in Real Estate Ventures	127,759	169,100
Deferred costs, net	96,202	91,075
Intangible assets, net	95,798	131,348
Other assets	125,390	126,400
Total assets	$4,020,432	$4,076,976
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$315,603	$320,869
Unsecured credit facility	146,500	92,500
Unsecured term loan, net	248,430	248,042
Unsecured senior notes, net	1,367,722	1,366,635
Accounts payable and accrued expenses	119,790	125,696
Distributions payable	33,759	33,632
Deferred income, gains and rent	22,707	28,293
Acquired lease intangibles, net	24,050	31,783
Lease liability - operating leases	22,503	—
Other liabilities	16,931	$18,498
Total liabilities	$2,317,995	2,265,948
Commitments and contingencies (See Note 13)
Redeemable limited partnership units at redemption value; 981,626 and 982,871 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	14,728	12,520
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 176,194,918 and 176,873,324 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,689,334	1,791,591
Accumulated other comprehensive income	(3,902)	4,725
Total Brandywine Operating Partnership, L.P.'s equity	1,685,432	1,796,316
Noncontrolling interest - consolidated real estate ventures	2,277	2,192
Total partners' equity	$1,687,709	$1,798,508
Total liabilities and partners' equity	$4,020,432	$4,076,976
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rents	$139,228	$128,635	$415,113	$382,321
Third party management fees, labor reimbursement and leasing	4,938	4,944	14,041	17,531
Other	1,165	1,419	4,224	5,290
Total revenue	145,331	134,998	433,378	405,142
Operating expenses
Property operating expenses	38,358	37,852	116,542	115,109
Real estate taxes	15,247	12,433	47,119	37,272
Third party management expenses	2,469	2,612	7,035	9,605
Depreciation and amortization	55,627	44,141	158,738	131,631
General and administrative expenses	6,974	5,963	25,217	22,209
Provision for impairment	—	56,865	—	56,865
Total operating expenses	118,675	159,866	354,651	372,691
Gain on sale of real estate
Net gain (loss) on disposition of real estate	356	—	356	(35)
Net gain on sale of undepreciated real estate	250	—	1,501	2,859
Total gain on sale of real estate	606	—	1,857	2,824
Operating income (loss)	27,262	(24,868)	80,584	35,275
Other income (expense):
Interest income	558	1,220	1,636	2,564
Interest expense	(20,400)	(19,257)	(61,273)	(58,091)
Interest expense - amortization of deferred financing costs	(694)	(618)	(2,026)	(1,872)
Equity in (loss) income of Real Estate Ventures	(1,965)	1	(4,814)	(1,182)
Net gain on real estate venture transactions	2,059	—	3,594	37,263
Net income (loss) before income taxes	6,820	(43,522)	17,701	13,957
Income tax provision	—	—	(46)	(158)
Net income (loss)	6,820	(43,522)	17,655	13,799
Net income attributable to noncontrolling interests - consolidated real estate ventures	(11)	(20)	(58)	(46)
Net income attributable to Brandywine Operating Partnership	6,809	(43,542)	17,597	13,753
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(80)	(305)	(280)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,716	$(43,622)	$17,292	$13,473

Basic income (loss) per Common Partnership Unit	$0.04	$(0.24)	$0.10	$0.07

Diluted income (loss) per Common Partnership Unit	$0.04	$(0.24)	$0.10	$0.07

Basic weighted average common partnership units outstanding	177,176,870	180,082,421	177,048,621	179,995,792
Diluted weighted average common partnership units outstanding	177,732,226	180,082,421	177,599,840	181,232,343
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,820	$(43,522)	$17,655	$13,799
Comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments	(1,586)	734	(9,209)	7,008
Amortization of interest rate contracts (1)	188	293	582	898
Comprehensive (loss) income:	(1,398)	1,027	(8,627)	7,906
Comprehensive income (loss)	5,422	(42,495)	9,028	21,705
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(11)	(20)	(58)	(46)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$5,411	$(42,515)	$8,970	$21,659
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	176,873,324	$1,791,591	$4,725	$2,192	$1,798,508
Cumulative effect of accounting change		(5,336)			(5,336)
Net income		4,549		34	4,583
Other comprehensive loss			(2,483)		(2,483)
Deferred compensation obligation	(458)				—
Repurchase and retirement of LP units	(1,337,169)	(17,281)			(17,281)
Issuance of partnership interest in consolidated real estate ventures				22	22
Share-based compensation activity	465,883	3,677			3,677
Adjustment of redeemable partnership units to liquidation value at period end		(3,088)			(3,088)
Distributions declared to general partnership unitholders ($0.19 per unit)		(33,560)			(33,560)
BALANCE, March 31, 2019	176,001,580	$1,740,552	$2,242	$2,248	$1,745,042
Net income		6,239		13	6,252
Other comprehensive loss			(4,746)		(4,746)
Deferred compensation obligation	100,908				—
Repurchase and retirement of LP units	1,245				—
Issuance of partnership interest in consolidated real estate ventures				3	3
Share-based compensation activity	94,150	1,451			1,451
Adjustment of redeemable partnership units to liquidation value at period end		1,014			1,014
Distributions declared to general partnership unitholders ($0.19 per unit)		(33,571)			(33,571)
BALANCE, June 30, 2019	176,197,883	$1,715,685	$(2,504)	$2,264	$1,715,445
Net income		6,809		11	6,820
Other comprehensive loss			(1,398)		(1,398)
Deferred compensation obligation	(2,965)				—
Issuance of partnership interest in consolidated real estate ventures				2	2
Share-based compensation activity		1,105			1,105
Adjustment of redeemable partnership units to liquidation value at period end		(695)			(695)
Distributions declared to general partnership unitholders ($0.19 per unit)		(33,570)			(33,570)
BALANCE, September 30, 2019	176,194,918	$1,689,334	$(3,902)	$2,277	$1,687,709
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	178,285,236	$1,795,684	$2,056	$2,215	$1,799,955
Net income		44,440		5	44,445
Other comprehensive income			5,008		5,008
Deferred compensation obligation	66,830				—
Issuance of LP Units	23,311	416			416
Issuance of partnership interest in consolidated real estate ventures				15	15
Distributions from consolidated real estate ventures				(54)	(54)
Share Choice Plan issuance	(1,285)				—
Share-based compensation activity	68,425	3,075			3,075
Adjustment of redeemable partnership units to liquidation value at period end		3,604			3,604
Distributions declared to general partnership unitholders ($0.18 per unit)		(32,259)			(32,259)
BALANCE, March 31, 2018	178,442,517	$1,814,960	$7,064	$2,181	$1,824,205
Net income		12,855		21	12,876
Other comprehensive income			1,871		1,871
Deferred compensation obligation	34,230	(111)			(111)
Issuance of partnership interest in consolidated real estate ventures				(4)	(4)
Share-based compensation activity	127,726	1,140			1,140
Adjustment of redeemable partnership units to liquidation value at period end		(1,991)			(1,991)
Distributions declared to general partnership unitholders ($0.18 per unit)		(32,230)			(32,230)
BALANCE, June 30, 2018	178,604,473	$1,794,623	$8,935	$2,198	$1,805,756
Net loss		(43,542)		20	(43,522)
Other comprehensive income			1,027		1,027
Deferred compensation obligation	(1,871)				—
Issuance of partnership interest in consolidated real estate ventures				5	5
Share-based compensation activity		758			758
Adjustment of redeemable partnership units to liquidation value at period end		1,264			1,264
Distributions declared to general partnership unitholders ($0.18 per unit)		(32,233)			(32,233)
BALANCE, September 30, 2018	178,602,602	$1,720,870	$9,962	$2,223	$1,733,055
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:

Net income	$17,655	$13,799
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	158,738	131,631
Amortization of deferred financing costs	2,026	1,872
Amortization of debt discount/(premium), net	527	527
Amortization of stock compensation costs	6,145	5,143
Straight-line rent income	(8,287)	(10,102)
Amortization of acquired above (below) market leases, net	(7,236)	(2,313)
Ground rent expense	1,103	288
Provision for doubtful accounts	611	1,238
Net gain on real estate venture transactions	(3,594)	(37,263)
Net gain on sale of interests in real estate	(1,857)	(2,824)
Provision for impairment	—	56,865
Loss from Real Estate Ventures, net of distributions	5,134	2,811
Income tax provision	46	158
Changes in assets and liabilities:
Accounts receivable	2,086	4,165
Other assets	(13,089)	(9,831)
Accounts payable and accrued expenses	194	1,544
Deferred income, gains and rent	(3,640)	(3,461)
Other liabilities	(1,312)	290
Net cash provided by operating activities	155,250	154,537

Cash flows from investing activities:
Acquisition of properties	—	(40,240)
Proceeds from the sale of properties	41,546	16,771
Proceeds from real estate venture sales	675	42,953
Issuance of mortgage note receivable	—	(44,430)
Proceeds from repayment of mortgage notes receivable	3,341	141
Capital expenditures for tenant improvements	(53,383)	(43,142)
Capital expenditures for redevelopments	(33,905)	(31,312)
Capital expenditures for developments	(55,002)	(70,297)
Advances for the purchase of tenant assets, net of repayments	(178)	739
Investment in unconsolidated Real Estate Ventures	(253)	(646)
Deposits for real estate	(1,990)	(5,550)
Capital distributions from Real Estate Ventures	35,206	5,101
Leasing costs paid	(13,184)	(10,664)
Net cash used in investing activities	(77,127)	(180,576)

Cash flows from financing activities:
Repayments of mortgage notes payable	(5,669)	(4,972)
Proceeds from credit facility borrowings	333,000	—
Repayments of credit facility borrowings	(279,000)	—
Debt financing costs paid	—	(2,704)
Proceeds from the exercise of stock options	800	—
Proceeds from the issuance of common shares	—	416
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	25	15
Partner distributions from consolidated real estate venture	—	(54)
Repurchase and retirement of common shares	(17,282)	—
Distributions paid to preferred and common partnership units	(101,133)	(97,425)
Net cash used in financing activities	(70,813)	(106,218)
Increase (decrease) in cash and cash equivalents and restricted cash	7,310	(132,257)
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$30,521	$71,185

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179
Restricted cash, beginning of period	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442

Cash and cash equivalents, end of period	$29,925	$70,360
Restricted cash, end of period	596	825
Cash and cash equivalents and restricted cash, end of period	$30,521	$71,185

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2019 and 2018 of $2,246 and $2,578, respectively	$56,455	$52,888
Cash paid for income taxes	1,169	405

Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,759	32,492
Change in construction-in-progress related to non-cash disposition of land	—	22,625
Change in deferred income, gains and rent to the non-cash disposition of land	—	(25,462)
Change in investment in real estate ventures as a result of dispositions	3,461	(17,313)
Change in operating real estate related to a non-cash acquisition of an operating property	—	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	182
Change in investments in joint venture related to non-cash acquisition of property	—	(2,042)
Change in mortgage notes payable related to acquisition of an operating property	—	9,940
Change in capital expenditures financed through accounts payable at period end	(6,011)	992
Change in capital expenditures financed through retention payable at period end	(3,356)	2,352
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
The Parent Company is a self-administered and self-managed real estate investment trust (“REIT”) that provides leasing, property management, development, redevelopment, acquisition and other tenant-related services for a portfolio of office, retail, and mixed-use properties. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2019, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”.
As of September 30, 2019, the Company owned 95 properties that contained an aggregate of approximately 16.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties excludes development properties, redevelopment properties, and properties held for sale (the “Core Properties”). The Properties were comprised of the following as of September 30, 2019:

	Number of Properties	Rentable Square Feet
Office properties	87	15,509,004
Mixed-use properties	3	641,741
Retail property	1	17,884
Core Properties	91	16,168,629
Development property	1	204,108
Redevelopment properties	3	338,650
The Properties	95	16,711,387

In addition to the Properties, as of September 30, 2019, the Company owned 234.7 acres of land held for development, of which 35.2 acres were held for sale. The Company also held leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99 years ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of September 30, 2019, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of September 30, 2019, the Company also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; and Southern New Jersey and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2019, the management company subsidiaries were managing properties containing an aggregate of approximately 24.6 million net rentable square feet, of which approximately 16.7 million net rentable square feet related to Properties owned by the Company and approximately 7.9 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

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
Revision of Previously Issued Financial Statements
The Company’s comparative 2018 results have been adjusted to correct for the effects of errors discovered during the second quarter of 2019 relating to the purchase price allocation and depreciable lives for two acquisitions made in a prior period. The Company has evaluated the impact of the errors to previously issued financial statements and concluded that the errors were immaterial to the previously issued financial statements; however, to correct the cumulative effect of the errors in 2019 would significantly impact the 2019 financial statements. Accordingly, the previously issued financial statements have been corrected. The corrections to the balance sheets include a reduction in cumulative earnings and operating properties and an increase to accumulated depreciation. The corrections to the prior period income statements result in an increase in depreciation and amortization and property operating expenses. In addition, the impact of an immaterial out of period depreciation adjustment, which was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, has been reflected in the correct period.
The following tables and paragraphs present line items of the previously issued financial statements that have been corrected as a result of the revision:
Balance sheet impacts (in thousands):

	December 31, 2018
Balance Sheet:	As previously reported	Adjustments	As adjusted
Assets (Parent Company and Operating Partnership)
Operating properties	3,953,319	(1,600)	3,951,719
Accumulated depreciation	(865,462)	(19,945)	(885,407)
Operating real estate investments, net	3,087,857	(21,545)	3,066,312
Total assets	4,098,521	(21,545)	4,076,976

Equity (Parent Company)
Additional Paid-in Capital	3,200,850	(538)	3,200,312
Cumulative Earnings	796,513	(20,888)	775,625
Total Brandywine Realty Trust's equity	1,820,253	(21,426)	1,798,827
Noncontrolling interests	12,320	(119)	12,201
Total beneficiaries' equity	1,832,573	(21,545)	1,811,028
Total liabilities and beneficiaries' equity	4,098,521	(21,545)	4,076,976

Equity (Operating Partnership)
General Partnership Capital	1,813,136	(21,545)	1,791,591
Total Brandywine Operating Partnership, L.P.'s equity	1,817,861	(21,545)	1,796,316
Total partners' equity	1,820,053	(21,545)	1,798,508
Total liabilities and partners' equity	4,098,521	(21,545)	4,076,976

Statement of Beneficiaries’ / Partners’ Equity impacts (in thousands):

	Three and Nine Months Ended September 30, 2018
Brandywine Realty Trust	As previously reported	Adjustments	As adjusted
Statement of Beneficiaries' Equity:
Additional paid-in capital, beginning of period	3,218,564	(487)	3,218,077
Cumulative earnings, beginning of period	660,174	(19,081)	641,093
Noncontrolling interest, beginning of period	17,420	(162)	17,258
Additional paid-in capital, March 31, 2018	3,222,047	(487)	3,221,560
Cumulative earnings, March 31, 2018	704,506	(19,340)	685,166
Noncontrolling interests, March 31, 2018	17,538	(163)	17,375
Additional paid-in capital, June 30, 2018	3,223,072	(487)	3,222,585
Cumulative earnings, June 30, 2018	717,515	(19,599)	697,916
Noncontrolling interests, June 30, 2018	17,410	(164)	17,246
Additional paid-in capital, September 30, 2018	3,223,817	(499)	3,223,318
Cumulative earnings, September 30, 2018	674,599	(19,855)	654,744
Noncontrolling interests, September 30, 2018	16,824	(155)	16,669

Brandywine Operating Partnership
Statement of Partners' Equity:
Partner Capital, beginning of period	1,815,411	(19,727)	1,795,684
Partner Capital, March 31, 2018	1,834,947	(19,987)	1,814,960
Partner Capital, June 30, 2018	1,814,870	(20,247)	1,794,623
Partner Capital, September 30, 2018	1,741,379	(20,509)	1,720,870
Statement of Operations impacts:
Net income for the three and nine months ended September 30, 2018 has been reduced by $0.3 million and $0.8 million respectively, with a $0.01 decrease to basic and diluted income per common share and per common partnership unit for the nine months ended September 30, 2019. There was no change to any previously reported net income per share amount for the three months ended September 30, 2018.
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
Lessor accounting
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. As of September 30, 2019, the Company does not have any leases classified as direct-financing or sales-type leases. The operating leases have various expiration dates.
Lease payments on non-cancellable leases at September 30, 2019 are as follows (in thousands):

Year	Minimum Rent
2019 (three months remaining)	$97,250
2020	386,991
2021	364,435
2022	324,296
2023	296,890
Thereafter	1,413,756
Total	$2,883,618
Lease payments on non-cancellable leases at December 31, 2018 are as follows (in thousands):

Year	Minimum Rent
2019	$392,058
2020	372,619
2021	349,160
2022	304,445
2023	277,388
Thereafter	1,265,810
Total	$2,961,480

Fixed lease payments under tenant leases are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded as “Accrued rent receivable” on the consolidated balance sheets. Variable lease payments are recognized as lease revenue in the period in which changes occur in facts and circumstances on which the variable lease payments are based.
In November 2018, the FASB issued ASU No. 2018-19, which clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under the new leasing standard, ASC 842. Topic 842 requires a binary approach to evaluating leases for collectability. Lessors are required to determine if it is probable that substantially all of the lease payments will be collected from the tenant over the lease term. Should the lessor determine that it is not probable that substantially all of the lease payments will be collected, the standard requires that the lessor write off any accrued rent receivable and begin recognizing lease payments on a cash basis. The Company has evaluated all leases for collectability and is recognizing lease payments for certain leases on a cash basis because collectability of substantially all of the lease payments is not probable. As a result, the write off of the accrued rent receivable of $0.7 million was recorded by the Company upon adoption of Topic 842 as a cumulative effect of accounting change adjustment to equity through “Cumulative earnings” on the consolidated balance sheets.
The Company’s lease revenue is impacted by the Company’s determination of whether improvements to the property, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, the Company’s primary consideration is whether an improvement would be utilizable by another tenant upon the then-existing tenant vacating the improved space. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive. If the tenant has funded the improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortizes these costs into revenue over the lease term.
For certain leases, the Company also makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option or purchase option. The lease term impacts the period over which the Company determines and records lease payments and also impacts the period over which it amortizes lease-related costs. The Company considers all relevant factors that create an economic incentive for the lessee and uses judgment to determine if those factors, considered together, signify that the lessee is reasonably certain to exercise the option. For leases where a tenant executes a lease termination, termination fees are recognized over the modified term of the lease as rental income. Additionally, any deferred rents receivable are accelerated over the modified lease term.
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
The table below sets forth the allocation of lease revenue recognized between fixed contractual payments and variable lease payments (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Revenue	2019	2019
Fixed contractual payments	$110,535	$327,252
Variable lease payments	28,693	87,861
Total	$139,228	$415,113

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
Lessee Accounting
The Company is the lessee under six long-term ground leases classified as operating leases. While adoption of the practical expedient allows the Company to not revisit the classification of existing leases, the Company measured the present value of the future lease payments for each ground lease agreement and recognized a right of use asset and lease liability in the aggregate amount of $22.4 million, each as of January 1, 2019 in accordance with Topic 842. The right of use assets and lease liabilities are presented as “Right of use asset – operating leases” and “Lease liability – operating leases”, respectively, on the consolidated balance sheet as of September 30, 2019.
The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The Company utilized a market-based approach to estimate the IBR for each individual lease. The base IBR was estimated utilizing observable mortgage and corporate bond rates, which were then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease.
The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed. Topic 842 requires use of the most recent CPI adjustment when determining the present value of the lease payments for an indexed lease. As such, the 2018 CPI index was used to determine the right of use asset and corresponding lease liability as of January 1,

2019. Additional rent payments for amounts in excess of this estimated growth rate will be expensed on a cash basis as incurred and are considered variable lease costs.
The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost	2019	2019
Fixed lease cost	$525	$1,575
Variable lease cost	13	41
Total	$538	$1,616

Weighted-average remaining lease term (years)	52.9
Weighted-average discount rate	6.3%

Marine Piers Sublease Interest Sale
On March 15, 2017, the Company sold its sublease interest in the Piers at Penn’s Landing (the “Marine Piers”), which included leasehold improvements containing 181,900 net rentable square feet, and a marina, located in Philadelphia, Pennsylvania, for an aggregate sales price of $21.4 million. On the closing date, the buyer paid $12.0 million in cash and the Company received cash proceeds of $11.2 million, after closing costs and prorations. The $9.4 million balance of the purchase price was due on (a) January 31, 2020, in the event that the tenant at the Marine Piers did not exercise an option it held to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant did exercise the option to extend the term of the sublease. In accordance with ASU 2017-05, the Company determined that it was appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the amount of the remaining $9.4 million balance due under the purchase and sale agreement until collectability can be determined.
During the first quarter of 2019, the tenant at the Marine Piers exercised its option to extend the term of its sublease. As a result, the $9.4 million balance of the purchase price is due on January 15, 2024, and the Company will recognize the additional gain on sale when the gain is realizable or realized.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The guidance is effective for the Company on January 1, 2020. The Company is in the process of evaluating the impact of this new guidance on reserves for notes receivable, but does not anticipate that the guidance will have a material impact on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS
As of September 30, 2019 and December 31, 2018, the gross carrying value of the operating properties was as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$489,744	$487,301
Building and improvements	3,049,606	3,048,889
Tenant improvements	455,878	415,529
Total	$3,995,228	$3,951,719

Dispositions

On September 11, 2019, the Company sold an office property in Vienna, Virginia known as 1900 Gallows Rd., which included 210,632 square feet of rentable space, for a total sales price of $36.4 million resulting in a loss on sale of $0.4 million after closing and other transaction related costs. During the three months ended September 30, 2019, the Company also received additional proceeds from a sale that closed in a prior year resulting in $0.7 million of additional gain on sale.
The Company sold the following land parcel and recognized a gain on a property sold in a prior year during the nine months ended September 30, 2019 (dollars in thousands):

Disposition Date	Property/Portfolio Name	Location	Number of Parcels	Acres	Sales Price	Net Proceeds on Sale	Gain on Sale
March 15, 2019	9 Presidential Boulevard	Bala Cynwyd, PA	1	2.7	$5,325	$5,023	$751
January 8, 2015	Libertyview	Cherry Hill, NJ	—	—	—	—	750	(a)
Total Dispositions			1	2.7	$5,325	$5,023	$1,501

(a)
As of January 2019, the Company expects to receive an additional $1.0 million of contingent consideration. The Company will recognize this consideration on a cash basis due to uncertainty of collectability. The $1.0 million consideration is payable to the Company in twelve equal installments, of which $0.8 million has been received during the nine months ended September 30, 2019.

Held for Sale
As of September 30, 2019, the Company determined that the sale of two parcels of land totaling 35.2 acres in the Other segment was probable and classified these properties as held for sale in accordance with applicable accounting standards for long-lived assets. As of September 30, 2019, $7.3 million was reclassified from “Land held for development” to “Assets held for sale, net” on the consolidated balance sheets. As of September 30, 2019, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. As a result, the Company expects to record gains on sale. The fair value of the properties is based on the pricing in the purchase and sale agreement.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2019, the Company's aggregate investment balance in the Real Estate Ventures was $127.8 million. The Company formed or acquired interests in the Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of September 30, 2019, six real estate ventures owned properties that contained an aggregate of approximately 5.6 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its unconsolidated interests in the Real Estate Ventures using the equity method. The Company’s unconsolidated interests range from 15% to 70% and, in certain of the real estate ventures, are subject to specified priority allocations of distributable cash.
The Company earned management fees from its Real Estate Ventures of $1.0 million and $3.2 million for the three and nine months ended September 30, 2019, respectively, and $1.4 million and $4.0 million for the three and nine months ended September 30, 2018, respectively.
The Company earned leasing commission income from its Real Estate Ventures of $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2018, respectively.
The Company had outstanding accounts receivable balances from its Real Estate Ventures of $0.8 million as of both September 30, 2019 and December 31, 2018.
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
The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Net property	$841,743	$835,983
Other assets (a)	351,364	159,499
Other liabilities (a)	289,952	85,681
Debt, net (b)	581,024	365,707
Equity (c)	322,131	544,094

(a)	The increase is due to the recording of lease related assets and liabilities of $197.1 million and $206.4 million, respectively, for MAP Venture in connection with the adoption of Topic 842.

(b)
The increase is due to third-party debt financing received by Herndon Innovation Center Venture during the three months ended March 31, 2019. See “Herndon Innovation Center Metro Portfolio Venture” section below for further information.

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
	DRA (G&I) Austin (a)	Brandywine-AI Venture LLC	MAP Venture	Other	Total
Revenue	$—	$1,360	$17,476	$13,890	$32,726
Operating expenses	—	(871)	(11,981)	(5,017)	(17,869)
Interest expense, net	—	(222)	(2,436)	(3,522)	(6,180)
Depreciation and amortization	—	(540)	(6,247)	(6,307)	(13,094)
Gain on early extinguishment of debt	$—	$4,371	$—	$—	$4,371
Net income (loss)	$—	$4,098	$(3,188)	$(956)	$(46)
Ownership interest %	—%	50%	50%	(b)	(b)
Company's share of net income (loss)	$—	$2,049	$(1,594)	$(2,400)	$(1,945)
Basis adjustments and other	—	31	(28)	(23)	(20)
Equity in income (loss) of Real Estate Ventures	$—	$2,080	$(1,622)	$(2,423)	$(1,965)

	Three Months Ended September 30, 2018
	DRA (G&I) Austin (a)	Brandywine-AI Venture LLC	MAP Venture	Other	Total
Revenue	$14,232	$5,962	$17,243	$4,580	$42,017
Operating expenses	(6,428)	(2,589)	(10,219)	(1,904)	(21,140)
Interest expense, net	(2,549)	(873)	(2,894)	(1,228)	(7,544)
Depreciation and amortization	(4,896)	(2,232)	(4,654)	(1,481)	(13,263)
Loss on early extinguishment of debt	—	—	(334)	—	(334)
Net income (loss)	$359	$268	$(858)	$(33)	$(264)
Ownership interest %	50%	50%	50%	(b)	(b)
Company's share of net income (loss)	$180	$134	$(429)	$(121)	$(236)
Basis adjustments and other	243	31	(15)	(22)	237
Equity in income (loss) of Real Estate Ventures	$423	$165	$(444)	$144	$1

	Nine months ended September 30, 2019
	DRA (G&I) Austin (a)	Brandywine-AI Venture LLC	evo at Cira Centre South (c)	MAP Venture	Other	Total
Revenue	$—	$5,050	$—	$53,560	$42,538	$101,148
Operating expenses	—	(2,473)	—	(35,747)	(15,736)	(53,956)
Interest expense, net	—	(698)	—	(7,504)	(8,219)	(16,421)
Depreciation and amortization	—	(2,055)	—	(19,146)	(19,078)	(40,279)
Loss on early extinguishment of debt	$—	$4,371	$—	$—	$—	$4,371
Net income (loss)	$—	$4,195	$—	$(8,837)	$(495)	$(5,137)
Ownership interest %	—%	50%	—%	50%	(b)	(b)
Company's share of net income (loss)	$—	$2,098	$—	$(4,419)	$(2,444)	$(4,765)
Basis adjustments and other	—	101	—	(69)	(81)	(49)
Equity in income (loss) of Real Estate Ventures	$—	$2,199	$—	$(4,488)	$(2,525)	$(4,814)

	Nine Months Ended September 30, 2018
	DRA (G&I) Austin (a)	Brandywine-AI Venture LLC	evo at Cira Centre South (c)	MAP Venture	Other	Total
Revenue	$42,492	$17,768	$995	$50,976	$13,708	$125,939
Operating expenses	(18,245)	(8,010)	(250)	(30,347)	(5,145)	(61,997)
Interest expense, net	(7,070)	(2,606)	(388)	(10,426)	(3,132)	(23,622)
Depreciation and amortization	(15,622)	(6,915)	(376)	(14,096)	(4,430)	(41,439)
Loss on early extinguishment of debt	—	—	(718)	(334)	—	(1,052)
Net income (loss)	$1,555	$237	$(737)	$(4,227)	$1,001	$(2,171)
Ownership interest %	50%	50%	50%	50%	(b)	(b)
Company's share of net income (loss)	$778	$119	$(369)	$(2,114)	$168	$(1,418)
Basis adjustments and other	378	33	11	(39)	(147)	236
Equity in income (loss) of Real Estate Ventures	$1,156	$152	$(358)	$(2,153)	$21	$(1,182)

(a)
On December 11, 2018, the Company acquired from DRA Advisors, an unaffiliated third party, DRA’s 50% ownership interest in the G&I Austin Office LLC real estate venture. The DRA Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin properties.

(b)
The Company’s unconsolidated ownership interests ranged from 15% to 70% during the three and nine months ended September 30, 2019 and 25% to 70% during the three and nine months ended September 30, 2018, subject to specified priority allocations of distributable cash in certain of the Real Estate Ventures.

(c)	The Company sold its 50% ownership interest in evo at Cira Centre South Venture during the first quarter of 2018.

Brandywine - AI Venture: 3130 Fairview Park Drive

On August 29, 2019, BDN – AI Venture transferred an office building located in Falls Church, Virginia and containing 180,659 rentable square feet to the mortgage lender in full satisfaction of the lender’s outstanding $26.0 million mortgage loan. The mortgage loan was nonrecourse to the Company. The Company recorded its $2.2 million share of the gain on debt forgiveness as "Net gain on real estate venture transactions" in its consolidated statements of operations for the three months ended September 30, 2019.
MAP Venture
The Company holds a 50% ownership interest in the MAP Ground Lease Venture LLC (the “MAP Venture”) which is the lessee under a 99 years ground lease of land parcels underlying 58 office properties owned by the MAP Venture. Upon adoption of Topic 842, Leases, on January 1, 2019, the MAP Venture determined that the carrying amount of the right of use asset was greater than the fair value of the underlying right of use asset. The fair value of the underlying right of use asset was determined using the purchase price paid by a third-party to acquire the ground lease. As a result, MAP Venture recorded a $9.2 million cumulative effect of accounting change adjustment simultaneously with the recording of the right of use asset to reduce the value of the right of use asset to its estimated fair value. The Company recorded its $4.6 million proportionate share of the cumulative effect of accounting change adjustment through "Cumulative earnings” on its consolidated balance sheets.
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
Guarantees
As of September 30, 2019, the Real Estate Ventures had aggregate indebtedness of $592.4 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary carve-outs. As of September 30, 2019, the loans to Real Estate Ventures for which there is recourse to the Company consisted of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million construction loan provided to 4040 Wilson. In addition, during construction undertaken by any of the Real Estate Ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the Real Estate Ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
5. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$168,881	$(74,951)	$93,930
Tenant relationship value	5,268	(4,728)	540
Above market leases acquired	4,955	(3,627)	1,328
Total intangible assets, net	$179,104	$(83,306)	$95,798

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Acquired lease intangibles, net:
Below market leases acquired	$44,876	$(20,826)	$24,050

	December 31, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$181,887	$(53,376)	$128,511
Tenant relationship value	9,564	(8,551)	1,013
Above market leases acquired	4,966	(3,142)	1,824
Total intangible assets, net	$196,417	$(65,069)	$131,348

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Acquired lease intangibles, net:
Below market leases acquired	$49,655	$(17,872)	$31,783

As of September 30, 2019, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2019 (three months remaining)	$10,057	$1,696
2020	28,185	5,299
2021	18,289	3,890
2022	12,153	2,270
2023	9,236	1,722
Thereafter	17,878	9,173
Total	$95,798	$24,050

6. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square	$81,535	$82,805	3.98%	May 2020
Four Tower Bridge	9,351	9,526	4.50%	February 2021
One Commerce Square	117,486	120,183	3.64%	April 2023
Two Commerce Square	108,991	110,518	4.51%	April 2023
Principal balance outstanding	317,363	323,032
Plus: fair market value premium (discount), net	(1,477)	(1,759)
Less: deferred financing costs	(283)	(404)
Mortgage indebtedness	$315,603	$320,869

UNSECURED DEBT
$600 million Unsecured Credit Facility	$146,500	$92,500	LIBOR + 1.10%	July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$250.0M 4.10% Guaranteed Notes due 2024	250,000	250,000	4.33%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$250.0M 4.55% Guaranteed Notes due 2029	250,000	250,000	4.60%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	April 2035
Indenture II (Preferred Trust II) - Swapped to fixed	25,774	25,774	3.09%	July 2035
Principal balance outstanding	1,775,110	1,721,110
Plus: original issue premium (discount), net	(3,852)	(4,096)
Less: deferred financing costs	(8,606)	(9,837)
Total unsecured indebtedness	$1,762,652	$1,707,177
Total Debt Obligations	$2,078,255	$2,028,046

As of both September 30, 2019 and December 31, 2018, the Company’s weighted-average effective interest rates on its mortgage notes payable was 4.05%.
In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and to repay other debt. The Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the nine months ended September 30, 2019, the weighted-average interest rate on Credit Facility borrowings was 3.5% resulting in $4.2 million of interest expense. As of September 30, 2019, the effective interest rate on Credit Facility borrowings was 3.2%. The Company had no borrowings under the Credit Facility as of and during the nine-months ended September 30, 2018.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of September 30, 2019. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of September 30, 2019, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2019 (three months remaining)	$1,926
2020	87,225
2021	15,143
2022	402,832
2023	556,737
Thereafter	1,028,610
Total principal payments	2,092,473
Net unamortized premiums/(discounts)	(5,329)
Net deferred financing costs	(8,889)
Outstanding indebtedness	$2,078,255

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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2019 and December 31, 2018, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2019 and December 31, 2018 approximate the fair values for cash and cash equivalents, accounts receivable, other assets (except for the note receivable disclosed below), and accounts payable and accrued expenses. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,289,112	$1,366,900	$1,288,024	$1,262,570
Variable rate debt	$473,540	$456,478	$419,153	$402,924
Mortgage notes payable	$315,603	$320,761	$320,869	$318,515
Notes receivable	$44,430	$40,844	$47,771	$47,747

(a)
Amounts presented are net of deferred financing costs of $7.0 million and $7.9 million for unsecured notes payable, $1.6 million and $5.1 million for variable rate debt and $0.3 million and $0.4 million for mortgage notes payable as of September 30, 2019 and December 31, 2018, respectively.

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
The Company used quoted market prices as of September 30, 2019 and December 31, 2018 to value the unsecured notes payable and, as such, categorized them as Level 2. For the fair value of the Company’s unsecured notes, the Company uses a discount rate based on the indicative new issue pricing provided by lenders.

The inputs utilized to determine the fair value of the Company’s mortgage notes payable and variable rate debt are categorized as Level 3. The fair value of the variable rate debt was determined using a discounted cash flow model that considered borrowing rates available to the Company for loans with similar terms and characteristics. The fair value of the mortgage notes payable was determined using a discounted cash flow model that considered the contractual interest and principal payments discounted at a blended market rate for loans with similar terms, maturities and loan-to-value. These inputs have been categorized as Level 3 because the Company considers the rates used in the valuation techniques to be unobservable.
The inputs utilized to determine fair value of the Company's notes receivable are unobservable and, as such, were categorized as Level 3. Fair value was determined using a discounted cash flow model that considered the contractual interest and principal payments discounted at a blended interest rate of the notes receivable.
For the Company’s level 3 financial instruments for which fair value is disclosed, an increase in the discount rate used to determine fair value would result in a decrease to the fair value. Conversely, a decrease in the discount rate would result in an increase to the fair value.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019, and current estimates of fair value may differ from the amounts presented herein.
8. LIMITED PARTNERS' NON-CONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $9.4 million and $10.1 million as of September 30, 2019 and December 31, 2018, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests, based on the number of units outstanding and the closing price of the common shares on the balance sheet dates as of September 30, 2019 and December 31, 2018, was approximately $14.9 million and $12.6 million, respectively.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands and included in other assets and other liabilities on the Company’s consolidated balance sheets).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2019	12/31/2018				9/30/2019	12/31/2018
Assets
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.090%	January 6, 2012	October 30, 2019	$28	$183

Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(1,586)	$7,008
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	(99)	292
				$301,548	$301,548

(a)	Hedging unsecured variable rate debt.
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of September 30, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2019. Current estimates of fair value may differ from the amounts presented herein.
10. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$6,820	$6,820	$(43,522)	$(43,522)
Net (income) loss attributable to noncontrolling interests	(48)	(48)	342	342
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(93)	(80)	(80)
Net income (loss) attributable to common shareholders	$6,679	$6,679	$(43,260)	$(43,260)
Denominator
Weighted-average shares outstanding	176,195,244	176,195,244	178,602,622	178,602,622
Contingent securities/Share based compensation	—	555,356	—	—
Weighted-average shares outstanding	176,195,244	176,750,600	178,602,622	178,602,622
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$0.04	$0.04	$(0.24)	$(0.24)

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$17,655	$17,655	$13,799	$13,799
Net income attributable to noncontrolling interests	(155)	(155)	(162)	(162)
Nonforfeitable dividends allocated to unvested restricted shareholders	(305)	(305)	(280)	(280)
Net income attributable to common shareholders	$17,195	$17,195	$13,357	$13,357
Denominator
Weighted-average shares outstanding	176,066,507	176,066,507	178,515,993	178,515,993
Contingent securities/Share based compensation	—	551,219	—	1,236,551
Weighted-average shares outstanding	176,066,507	176,617,726	178,515,993	179,752,544
Earnings per Common Share:
Net income attributable to common shareholders	$0.10	$0.10	$0.07	$0.07

Redeemable common limited partnership units totaling 981,626 at September 30, 2019 and 1,479,799 at September 30, 2018, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares

On September 10, 2019, the Parent Company declared a distribution of $0.19 per common share, totaling $33.8 million, which was paid on October 17, 2019 to shareholders of record as of October 3, 2019.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the nine months ended September 30, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million. There were no share repurchases during the three months ended September 30, 2019.
11. PARTNERS’ EQUITY OF THE OPERATING PARTNERSHIP
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$6,820	$6,820	$(43,522)	$(43,522)
Net income attributable to noncontrolling interests	(11)	(11)	(20)	(20)
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(93)	(80)	(80)
Net income (loss) attributable to common unitholders	$6,716	$6,716	$(43,622)	$(43,622)
Denominator
Weighted-average units outstanding	177,176,870	177,176,870	180,082,421	180,082,421
Contingent securities/Share based compensation	—	555,356	—	—
Total weighted-average units outstanding	177,176,870	177,732,226	180,082,421	180,082,421
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	0.04	0.04	(0.24)	(0.24)

	Nine Months Ended September 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$17,655	$17,655	$13,799	$13,799
Net income attributable to noncontrolling interests	(58)	(58)	(46)	(46)
Nonforfeitable dividends allocated to unvested restricted unitholders	(305)	(305)	(280)	(280)
Net income attributable to common unitholders	$17,292	$17,292	$13,473	$13,473
Denominator
Weighted-average units outstanding	177,048,621	177,048,621	179,995,792	179,995,792
Contingent securities/Share based compensation	—	551,219	—	1,236,551
Total weighted-average units outstanding	177,048,621	177,599,840	179,995,792	181,232,343
Earnings per Common Partnership Unit
Net income attributable to common unitholders	$0.10	$0.10	$0.07	$0.07

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2019 and 2018, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted units issued to the Parent Company in connection with awards to the Parent Company’s executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On September 10, 2019, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $33.8 million, which was paid on October 17, 2019 to unitholders of record as of October 3, 2019.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the nine months ended September 30, 2019, the Company retired 1,337,169 common partnership units at an average price of $12.92 per unit, totaling $17.3 million, in connection with an equal number of share repurchases. There were no share repurchases during the three months ended September 30, 2019.
12. SEGMENT INFORMATION
As of September 30, 2019, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2019	December 31, 2018
Philadelphia CBD	$1,716,466	$1,670,388
Pennsylvania Suburbs	1,005,332	1,002,937
Austin, Texas	719,441	667,698
Metropolitan Washington, D.C.	467,117	524,190
Other	86,872	86,506
	$3,995,228	$3,951,719

Right of use asset - operating leases, net (a)	$21,828	$—

Corporate
Construction-in-progress	$151,232	$150,263
Land held for development (b)	$92,189	$86,401
Prepaid leasehold interests in land held for development, net (c)	$39,694	$39,999

(a)
On January 1, 2019, as a result of the adoption of Topic 842, Leases, the Company recognized operating ground leases for which it is a lessee on its consolidated balance sheets. See Note 2, “Basis of Presentation,” for further information.

(b)
As of September 30, 2019, the Company categorized 35.2 acres of land held for development, located in the Other segment, as held for sale in accordance with applicable accounting standards for long lived assets. As of December 31, 2018, the Company categorized 37.9 acres of land held for development, comprised of 2.7 acres and 35.2 acres, located in the Pennsylvania Suburbs segment and Other segment, respectively, as held for sale in accordance with applicable accounting standards for long lived assets. See Note 3, “Real Estate Investments,” for further information.

(c)	As of September 30, 2019 and December 31, 2018, this caption comprised leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania.

Net operating income (in thousands):

	Three Months Ended September 30,
	2019			2018
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$66,105	$(24,773)	$41,332	$64,352	$(24,427)	$39,925
Pennsylvania Suburbs	34,818	(11,667)	23,151	34,745	(11,956)	22,789
Austin, Texas (b)	26,280	(9,302)	16,978	8,641	(3,894)	4,747
Metropolitan Washington, D.C. (c)	13,179	(5,999)	7,180	22,754	(8,548)	14,206
Other	3,706	(2,691)	1,015	3,707	(2,436)	1,271
Corporate	1,243	(1,642)	(399)	799	(1,636)	(837)
Operating properties	$145,331	$(56,074)	$89,257	$134,998	$(52,897)	$82,101

	Nine Months Ended September 30,
	2019			2018
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$196,859	$(75,311)	$121,548	$190,478	$(73,559)	116,919
Pennsylvania Suburbs	104,744	(36,466)	68,278	103,960	(37,075)	66,885
Austin, Texas (b)	77,234	(28,182)	49,052	25,474	(10,812)	14,662
Metropolitan Washington, D.C. (c)	40,372	(18,542)	21,830	69,012	(25,699)	43,313
Other	10,352	(7,226)	3,126	13,187	(9,601)	3,586
Corporate	3,817	(4,969)	(1,152)	3,031	(5,240)	(2,209)
Operating properties	$433,378	$(170,696)	$262,682	$405,142	$(161,986)	$243,156

(a)	Includes property operating expenses, real estate taxes and third party management expense.

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

Unconsolidated real estate ventures (in thousands):
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
Philadelphia CBD	$18,114	$19,897	$55	$(36)	$217	$(183)
Metropolitan Washington, D.C. (a) (b)	106,111	136,142	(528)	(31)	(963)	(431)
MAP Venture (c)	1,620	11,173	(1,602)	(444)	(4,414)	(2,011)
Other	1,914	1,888	110	89	346	287
Austin, Texas (d)	—	—	—	423	—	1,156
Total	$127,759	$169,100	$(1,965)	$1	$(4,814)	$(1,182)

(a)	On December 20, 2018, the Company formed the Herndon Innovation Center Venture. See footnote (c) to the “Net operating income” table above for further information regarding this transaction.

(b)
On August 29, 2019, BDN – AI Venture transferred an office building to the lender in full satisfaction of the outstanding mortgage loan. Refer to Note 4, “Investment in Unconsolidated Real Estate Ventures” for further information.

(c)
Represents a joint venture formed on February 4, 2016 between the Company and MAP Ground Lease Holdings LLC, an affiliate of Och-Ziff Capital Management Group, LLC. The business operations, including properties in Richmond,

Virginia; Metropolitan Washington, D.C.; New Jersey/Delaware and Pennsylvania Suburbs, are centrally managed with the results reported to management of the Company on a consolidated basis. As a result, the Company’s investment in MAP Venture is separately presented. All other unconsolidated real estate ventures are managed consistently with the Company’s regional segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,820	$(43,522)	$17,655	$13,799
Plus:
Interest expense	20,400	19,257	61,273	58,091
Interest expense - amortization of deferred financing costs	694	618	2,026	1,872
Depreciation and amortization	55,627	44,141	158,738	131,631
General and administrative expenses	6,974	5,963	25,217	22,209
Equity in loss (income) of Real Estate Ventures	1,965	(1)	4,814	1,182
Provision for impairment	—	56,865	—	56,865

Less:
Interest income	558	1,220	1,636	2,564
Income tax provision	—	—	(46)	(158)
Net gain (loss) on disposition of real estate	356	—	356	(35)
Net gain on sale of undepreciated real estate	250	—	1,501	2,859
Net gain on real estate venture transactions	2,059	—	3,594	37,263
Consolidated net operating income	$89,257	$82,101	$262,682	$243,156

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
Letters-of-Credit

Under certain mortgages, including mortgages held by real estate ventures, the Company may be required to fund required leasing and capital reserve accounts for the benefit of the mortgage lenders with a letter-of-credit. There were no associated letters-of-credit for a mortgage lender on September 30, 2019. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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
Ground Rent
Lease payments by the Company under the terms of all non-cancelable ground leases of land on which properties in the Company’s consolidated portfolio are situated are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 9 to 65 years. Lease payments on non-cancelable leases at September 30, 2019, which, where applicable, considered CPI index rates upon adoption of Topic 842, are as follows (in thousands):

Year	Minimum Rent
2019 (three months remaining)	$303
2020	1,217
2021	1,232
2022	1,248
2023	1,263
Thereafter	111,757
Total lease payments	$117,020
Less: Imputed interest	(94,517)
Present value of operating lease liabilities	$22,503

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
Fair Value of Contingent Consideration
On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was initially recorded at fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of September 30, 2019, the liability had accreted to $2.0 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.
Debt Guarantees
As of September 30, 2019, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $592.4 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of September 30, 2019, the loans for which the Company has provided recourse guarantees consist of the following: (i) a $0.3 million payment guarantee on a loan with a $3.7 million outstanding principal balance, provided to PJP VII; and (ii) up to a $41.3 million payment guarantee on a $150.0 million loan provided to 4040 Wilson. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
Allowance for Doubtful Accounts
As discussed in Note 2, “Basis of Presentation,” the Company, as lessor, initially analyzes each of its operating leases at the individual level to determine whether it is probable that the associated lease payments are collectible. If collectability for an individual lease is not considered probable, the Company recognizes lease revenue for that individual lease on a cash basis. For the remaining portfolio of operating leases that are individually considered collectible, the Company estimates that a portion ultimately will be uncollectible and, as such, have established and maintain a general allowance. As of September 30, 2019, the general allowance for the remaining portfolio of operating leases that are individually considered collectible was $11.3 million.
Other Commitments or Contingencies
On October 13, 2017, the Company acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, the Company is required to spend no less than $8.0 million in capital improvements to the property. As of September 30, 2019, $5.1 million of the funding related to this requirement had been met. The Company estimates that it will incur $39.0 million in excess of this funding requirement and expects to complete the redevelopment of The Bulletin Building during the second quarter of 2020 at an estimated aggregate cost of $84.8 million, inclusive of the acquisition cost of $37.8 million.
During the fourth quarter of 2017, in connection with the Schuylkill Yards Project with Drexel University, the Company entered into a neighborhood engagement program and, as of September 30, 2019, had $8.5 million of future contractual obligations. In addition, the Company estimates $2.9 million of potential additional contributions for which the Company is not currently contractually obligated.
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
14. SUBSEQUENT EVENTS
On October 10, 2019, the Company issued $100.0 million of 4.100% guaranteed notes due 2024 at a price of 106.315% of their principal amount, plus accrued and unpaid interest from and including October 1, 2019, with a re-offer yield of 2.669% and $100.0 million of 4.550% guaranteed notes due 2029 at a price of 110.058% of their principal amount, plus accrued and unpaid interest from and including October 1, 2019, with a re-offer yield of 3.331% for a combined net proceeds of approximately $214.3 million after deducting underwriting discounts and estimated transaction expenses. The Company used approximately $145.5 million of the net proceeds to repay the full outstanding amount on the unsecured credit facility.

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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2019, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1, “Organization of the Parent Company and the Operating Partnership,” for our property portfolio and land holdings.
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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2019 was 93.2% compared to 93.0% at September 30, 2018.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	16,168,629	14,338,030	16,168,629	14,338,030
Occupancy percentage (end of period)	93.2%	93.0%	93.2%	93.0%
Average occupancy percentage	92.9%	92.8%	92.2%	92.6%
Total Portfolio, less properties in development (2):
Retention rate	71.6%	75.1%	72.2%	66.3%
New leases and expansions commenced (square feet)	276,907	196,129	902,040	479,814
Leases renewed (square feet)	240,904	139,407	748,953	437,160
Net absorption (square feet)	33,173	49,578	116,164	(40,884)
Percentage change in rental rates per square feet (3):
New and expansion rental rates	13.3%	17.1%	13.9%	22.6%
Renewal rental rates	6.5%	6.3%	11.8%	8.6%
Combined rental rates	9.3%	11.4%	12.4%	14.4%
Capital Costs Committed (4):
Leasing commissions (per square feet)	$9.49	$2.75	$8.05	$5.94
Tenant Improvements (per square feet)	$29.78	$8.26	$23.77	$18.77
Weighted average lease term (years)	7.9	5.8	7.4	7.1
Total capital per square foot per lease year	$4.82	$2.57	$4.76	$3.21

(1)	Includes all Core Properties and does not include properties under development, redevelopment or held for sale or sold.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.

(3)	Rental rates include base rent plus reimbursement for operating expenses and real estate taxes.

(4)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.1% of our aggregate final annualized base rents as of September 30, 2019 (representing approximately 1.7% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2019. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $11.3 million or 5.8% of total receivables (including accrued rent receivables) as of September 30, 2019 compared to $12.9 million or 6.6% of total receivables (including accrued rent receivables) as of December 31, 2018.

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
As of September 30, 2019 the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Construction Commencement Date	Expected Completion	Activity Type	Property/Portfolio Name	Location	Number of Buildings	Square Footage/ Units	Estimated Costs		Amount Funded
Q2 2019	Q2 2020	Redevelopment	The Bulletin Building	Philadelphia, PA	1	283,000	$84,800	(a)	$53,600
Q1 2019	Q4 2020	Development	405 Colorado Street	Austin, TX	1	204,000	114,000	(b)	19,600
Q2 2018	Q1 2019 (c)	Redevelopment	426 W. Lancaster Avenue	Devon, PA	1	56,000	14,900	(c)	12,500
		Total			3	543,000	$213,700		$85,700

(a)
Estimated costs include $37.8 million of building basis, representing the acquisition cost. The amount funded, as of September 30, 2019, includes $5.1 million related to an $8.0 million funding commitment required through the ground lease. See "Liquidity and Capital Resources – Contractual Obligations" for further information regarding this commitment.

(b)	Estimated costs includes $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.

(c)
The property was vacated during the third quarter of 2017. Total project costs include $4.9 million of existing property basis. The renovation of the base building was substantially completed during the first quarter of 2019 and remaining costs as of September 30, 2019 primarily represent tenant improvements.

Other Development Activities:
4040 Wilson Venture
4040 Wilson, a 50/50 real estate venture between Ashton Park and us, is developing a 427,500 square foot mixed-use building, representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. The total estimated project costs are $224.8 million, which we expect will be financed through approximately $74.8 million of partner capital contributions and $150.0 million in proceeds from the secured construction loan. As of September 30, 2019, $98.9 million had been advanced under the construction loan, and the venture had commenced construction of the mixed-use building. We expect completion of the development to occur during the second quarter of 2020.
Schuylkill Yards Project
As of September 30, 2019, we remain in the planning and development phase of our master developer agreement (the “Development Agreement”) with Drexel University, a Pennsylvania non-profit corporation, and an affiliate of Drexel University, (collectively “Drexel”) for the Schuylkill Yards Project. For further information relating to this development, including an overview of the project, see Item 1., "Business – Other Development Activities" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See the table above for information relating to progress at the Bulletin Building, a redevelopment that is part of the Schuylkill Yards Project, as of September 30, 2019.
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
Equity Method Investments in Unconsolidated Real Estate Ventures
Under the equity method, investments in unconsolidated Real Estate Ventures are recorded initially at cost, as Investments in unconsolidated Real Estate Ventures, and subsequently adjusted for equity in earnings, cash contributions, distributions and impairments. For Real Estate Ventures that are constructing assets to commence planned principal operations, we capitalize interest expense using our weighted average interest rate of consolidated debt and our investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time we cease capitalizing interest to our investment basis. During the three and nine months ended September 30, 2019 and 2018, no interest expense was capitalized.
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
RECENT PROPERTY TRANSACTIONS
See Note 3, “Real Estate Investments,” for information related to recent property transactions during the three and nine months ended September 30, 2019 as well as information related to properties held for sale as of September 30, 2019. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for information related to recent property transactions at our unconsolidated joint ventures during the three and nine months ended September 30, 2019.
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
Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2018 with the exception of the adoption of ASC 842, Leases. See also Note 2, "Basis of Presentation," in our unaudited consolidated financial statements for the three months ended September 30, 2019, set forth herein.
RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2019 and September 30, 2018
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 74 properties containing an aggregate of approximately 14.0 million net rentable square feet, and represents properties that we owned for the entire three months ended September 30, 2019 and 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after July 1, 2018 and disposed of prior to September 30, 2019 or classified as held for sale as of September 30, 2019. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine to proceed with development/redevelopment for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the three months ended September 30, 2019 and 2018) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the three months ended September 30, 2019 and 2018.

During the three months ended September 30, 2019, the Same Store Property Portfolio was reduced by the disposition of 1900 Gallows Road, an office property in Vienna, Virginia, containing 210,632 rentable square feet.
For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2018, see the Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2018.
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.

Comparison of three months ended September 30, 2019 to the three months ended September 30, 2018

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other/(Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2019	2018	Increase/ (Decrease)	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)
Revenue:
Rents	$110,921	$111,858	$(937)	$22,221	$1,571	$2,043	$1,961	$4,043	$13,245	$139,228	$128,635	$10,593
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	4,938	4,944	4,938	4,944	(6)
Other	436	341	95	55	—	2	30	672	1,048	1,165	1,419	(254)
Total revenue	111,357	112,199	(842)	22,276	1,571	2,045	1,991	9,653	19,237	145,331	134,998	10,333
Property operating expenses	31,098	32,011	913	4,345	365	550	772	2,365	4,704	38,358	37,852	(506)
Real estate taxes	10,983	10,403	(580)	3,603	230	244	226	417	1,574	15,247	12,433	(2,814)
Third party management expenses	—	—	—	—	—	—	—	2,469	2,612	2,469	2,612	143
Net operating income	69,276	69,785	(509)	14,328	976	1,251	993	4,402	10,347	89,257	82,101	7,156
Depreciation and amortization	37,666	35,981	(1,685)	13,902	752	1,578	887	2,481	6,521	55,627	44,141	(11,486)
Provision for impairment (d)	—	—	—	—	—	—	—	—	56,865	—	56,865	56,865
General & administrative expenses	—	—	—	—	—	—	—	6,974	5,963	6,974	5,963	(1,011)
Net gain on disposition of real estate										(356)	—	356
Net gain on sale of undepreciated real estate										(250)	—	250
Operating income (loss)	$31,610	$33,804	$(2,194)	$426	$224	$(327)	$106	$(5,053)	$(59,002)	$27,262	$(24,868)	$52,130
Number of properties	74	74		17		4				95
Square feet	14,009	14,009		2,159		543				16,711
Core Occupancy % (e)	93.1%	93.1%		93.5%
Other Income (Expense):
Interest income										558	1,220	(662)
Interest expense										(20,400)	(19,257)	(1,143)
Interest expense — Deferred financing costs										(694)	(618)	(76)
Equity in income (loss) of Real Estate Ventures										(1,965)	1	(1,966)
Net gain on real estate venture transactions										2,059	—	2,059
Net income (loss)										$6,820	$(43,522)	$50,342
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust										$0.04	$(0.24)	$0.28
EXPLANATORY NOTES

(a)	Includes: three properties recently completed, and 14 acquisitions.

(b)	Includes: one development and three redevelopment properties.

(c)
Includes certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. Other/(Eliminations) also includes properties sold that do not qualify as discontinued operations, properties classified as held for sale, and the retail and residential components of FMC Tower.

(d)	Impairment charges are excluded from Same Store Property operating and presented in Other

(e)	Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased by $10.6 million during the third quarter of 2019 compared to the third quarter of 2018, of which $20.6 million relates to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018. This increase was partially offset by a $0.9 million decrease related to the Same Store Portfolio and a $9.1 million decrease related to the disposition of 10 properties from the third quarter of 2018 through the third quarter of 2019 (the “Q3 2018 through Q3 2019 Dispositions”).
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, of which $4.0 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions. These increases were partially offset by a $2.5 million decrease due to the YTD 2018 and 2019 Dispositions and $1.0 million of miscellaneous decreases across our Total Portfolio.
Real Estate Taxes
Real estate taxes increased $2.8 million for the third quarter of 2019 compared to the third quarter of 2018, of which $3.4 million related to Recently Completed/Acquired Properties, primarily from the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, and $0.6 million relates to increased real estate tax assessments related to properties from our Philadelphia CBD segment within the Same Store Property Portfolio. These increases were partially offset by a decrease of $1.2 million from the Q3 2018 through Q3 2019 Dispositions.
Depreciation and Amortization
Depreciation and amortization expense increased by $11.5 million for the third quarter of 2019 compared to the third quarter of 2018, of which $13.1 million relates to the Recently Completed/Acquired Properties due to the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, 500 North Gulph Road being placed into service in December 2018 and Broadmoor 6 being placed into service in October 2018. There was also an increase of $1.7 million and $0.7 in the Same Store Portfolio and Development/Redevelopment Properties, respectively. These increases were offset by decreases of $4.0 million relating to the Q3 2018 through Q3 2019 Dispositions.
Provision for Impairment
The $56.9 million provision for impairment recognized during the three months ended September 30, 2018 reflected our determination that we would not recover the carrying value of eight held for sale properties in our Metropolitan Washington, D.C. segment. There were no impairment charges for the three months ended September 2019.
General and Administrative
General and administrative expenses increased by $1.0 million for the third quarter of 2019 compared to the third quarter of 2018, primarily due to a $0.6 million increase in payroll, bonus, stock compensation expense and related benefits and a $0.4 million increase due to a decrease in capitalized general and administrative costs on development projects.
Interest Expense
The $1.1 million increase in interest expense for the third quarter of 2019 compared to the third quarter of 2018 is primarily attributable to a $1.5 million increase in interest expense related to the Credit Facility, due to increased borrowings during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The $1.5 million increase above was offset by a $0.4 million decrease related to the refinancing of the seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.
Equity in income (loss) of real estate ventures

Equity in income of unconsolidated real estate ventures decreased $1.9 million compared to the third quarter of 2018 to the third quarter of 2019 is primarily due to the following:

•
$1.2 million decrease primarily due to increased ground rent expense at the MAP Venture during the third quarter of 2019 compared to the third quarter of 2018 as a result of the adoption of Topic 842, Leases;

•	$0.3 million decrease related to the Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018; and

•
$0.4 million decrease related to our acquisition and consolidation of DRA Advisor’s 50% ownership interest in the DRA Austin Venture during the fourth quarter of 2018, which generated income during the three months ended September 30, 2018.

Net Gain from Real Estate Venture Transactions
The gain of $2.1 million recognized during the three months ended September 30, 2019 is primarily related to the gain on debt forgiveness for 3130 Fairview Drive, located in Falls Church, VA, held by the BDN - AI Venture. The property was transferred to the mortgage lender during the three months ended September 30, 2019 in full satisfaction of the $26.0 million mortgage debt then held by the lender.
Net Income
Net income increased by $50.3 million compared to the third quarter of 2018 to the third quarter of 2019 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.04 for the third quarter of 2019 as compared to net loss per share of $0.24 for the third quarter of 2018 as a result of the factors described above.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018
The table below shows selected operating information for the “Same Store Property Portfolio” and the “Total Portfolio.” The Same Store Property Portfolio consists of 73 properties containing an aggregate of approximately 13.9 million net rentable square feet, and represents properties that we owned for the entire nine months ended September 30, 2019 and 2018. The Total Portfolio includes the effects of other properties that were either placed into service, acquired or redeveloped after January 1, 2018 and disposed of prior to September 30, 2019 or classified as held for sale as of September 30, 2019. A property is excluded from our Same Store Property Portfolio and moved into the redevelopment column in the period that we determine that a redevelopment would be the best use of the asset, and when said asset is taken out of service or is undergoing re-entitlement for a future development strategy. This table also includes a reconciliation from the Same Store Property Portfolio to the Total Portfolio net income (i.e., all properties owned by us during the nine months ended September 30, 2019 and 2018) by providing information for the properties which were acquired, placed into service, under development or redevelopment and administrative/elimination information for the nine months ended September 30, 2019 and 2018.
During the nine months ended September 30, 2019, a property containing 5,000 rentable square feet, located in our Other segment, was removed from the Same Store Property Portfolio and was reclassified as land. In addition, 650 Park Avenue, located in our Pennsylvania Suburbs segment, was removed from the Same Store Property Portfolio in advance of plans to demolish the building and redevelop the property. The Same Store Property Portfolio was also reduced by the disposition of 1900 Gallows Road, an office property in Vienna, Virginia containing 210,632 rentable square feet.
For detail of the properties comprising the Same Store Property Portfolio, as of December 31, 2018, see Item 2. “Properties” section of our Annual Report on Form 10-K for the year ended December 31, 2018.
The Total Portfolio net income presented in the table is equal to the net income of the Parent Company and the Operating Partnership.
Comparison of nine months ended September 30, 2019 to the nine months ended September 30, 2018

	Same Store Property Portfolio			Recently Completed/Acquired Properties (a)		Development/Redevelopment Properties (b)		Other (Eliminations) (c)		Total Portfolio
(dollars and square feet in thousands)	2019	2018	Increase/ (Decrease)	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)
Revenue:
Rents	$330,982	$330,779	$203	$64,928	$6,505	$6,439	$5,069	$12,764	$39,968	$415,113	$382,321	$32,792
Third party management fees, labor reimbursement and leasing	—	—	—	—	—	—	—	14,041	17,531	14,041	17,531	(3,490)
Other	1,123	1,230	(107)	156	(16)	8	40	2,937	4,036	4,224	5,290	(1,066)
Total revenue	332,105	332,009	96	65,084	6,489	6,447	5,109	29,742	61,535	433,378	405,142	28,236
Property operating expenses	94,639	95,130	491	13,133	1,861	2,034	2,687	6,736	15,431	116,542	115,109	(1,433)
Real estate taxes	33,936	30,682	(3,254)	11,133	939	744	699	1,306	4,952	47,119	37,272	(9,847)
Third party management expenses	—	—	—	—	—	—	—	7,035	9,605	7,035	9,605	2,570
Net operating income	203,530	206,197	(2,667)	40,818	3,689	3,669	1,723	14,665	31,547	262,682	243,156	19,526
Depreciation and amortization	107,595	105,803	(1,792)	38,767	3,270	3,233	2,851	9,143	19,707	158,738	131,631	(27,107)
General & administrative expenses	—	—	—	—	—	—	—	25,217	22,209	25,217	22,209	(3,008)
Provision for impairment								—	56,865	—	56,865	56,865
Net (gain) loss on disposition of real estate										(356)	35	391
Net gain on sale of undepreciated real estate										(1,501)	(2,859)	(1,358)
Operating income (loss)	$95,935	$100,394	$(4,459)	$2,051	$419	$436	$(1,128)	$(19,695)	$(67,234)	$80,584	$35,275	$45,309
Number of properties	73	73		18		4				95
Square feet	13,923	13,923		2,245		543				16,711
Core Occupancy % (d)	93.1%	93.2%		93.7%
Other Income (Expense):
Interest income										1,636	2,564	(928)
Interest expense										(61,273)	(58,091)	(3,182)
Interest expense — Deferred financing costs										(2,026)	(1,872)	(154)
Equity in loss of Real Estate Ventures										(4,814)	(1,182)	(3,632)
Net gain on real estate venture transactions										3,594	37,263	(33,669)
Income tax provision										(46)	(158)	112
Net income										$17,655	$13,799	$3,856
Net income attributable to Common Shareholders of Brandywine Realty Trust										$0.10	$0.07	$0.03
EXPLANATORY NOTES

(a)	Results include: three properties recently completed and 15 acquisitions.

(b)	Results include: one development and three redevelopment properties.

(c)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees and provisions for impairment. It also includes properties sold that do not qualify as discontinued operations and properties classified as held for sale.

(d)	Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased by $32.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of which $58.4 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions, $0.2 million relates to the Same Store Portfolio and $1.3 million relates to development/redevelopment properties. These increases were partially offset by a $27.1 million decrease due to the disposition of 10 properties from the nine months ended September 30, 2018 through the nine months ended September 30, 2019 (the “YTD 2018 and 2019 Dispositions”).
Third party management fees, labor reimbursement and leasing decreased by $3.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to decreases in third party management and development fees of $6.9 million. The decrease includes $2.8 million of third party management fees related to the sale of twelve office properties by the Austin Venture in the fourth quarter of 2018, $1.7 million related to the sale of three office properties held by our BDN – AI Venture in the fourth quarter of 2018, and a decrease of $2.4 million related to general contractor management services provided primarily to the MAP Venture. These decreases were offset by a $2.4 million increase in third party management fees from our Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018, and $1.0 million increase in third party developer fees related to the development of a medical facility located in Radnor, Pennsylvania that commenced during the second quarter of 2019.
Other income decreased $1.1 million, which was primarily due to insurance refund proceeds received during the nine months ended September 30, 2018.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased $1.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of which $11.2 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions. These increases were partially offset by a $7.4 million decrease due to the YTD 2018 and 2019 Dispositions and $2.4 million of miscellaneous decreases across our Total Portfolio.
Real Estate Taxes
Real estate taxes increased $9.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of which $3.3 million relates to increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, and $10.2 million related to Recently Completed/Acquired Properties. These increases were partially offset by decreases of $3.1 million from the YTD 2018 and 2019 Dispositions and $0.6 million related to properties used for parking operations in the Philadelphia CBD segment.
Depreciation and Amortization
Depreciation and amortization expense increased by $27.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, of which $35.5 million relates to the Recently Completed/Acquired Properties due to the acquisitions of the DRA Austin Portfolio and Quarry Lake II in December 2018, 500 North Gulph Road being placed into service in December 2018 and Broadmoor 6 being placed into service in October 2018. There was also a $1.5 million increase related to the acceleration of depreciation at 650 Park Avenue, in King of Prussia, PA, ahead of its demolition as we plan to redevelop this property, and approximately $1.5 million due to early terminations at 1676 International Drive. These increases were offset by decreases of $12.9 million relating to the YTD 2018 and 2019 Dispositions. The remaining increase is due to $1.5 million of miscellaneous changes across the Total Portfolio, including decreases on account of fully depreciated assets in the Same Store Portfolio and increases due to early terminations or capital improvements.
General and Administrative
General and administrative expenses increased by $3.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to a $1.5 million increase in payroll, bonus, stock compensation expense, and related benefits, $1.0 million increase due to a decrease in capitalized costs, $0.2 million increase in charitable contributions, and $0.3 million increase in professional fees.

Provision for Impairment
The $56.9 million provision for impairment recognized during the nine months ended September 30, 2018 reflects our determination that  we would not recover the carrying value of eight held for sale properties in our Metropolitan Washington, D.C. segment. There were no impairment charges for the nine months ended September 2019.
Net Gain on Sale of Undepreciated Real Estate
The gain of $1.5 million recognized during the nine months ended September 30, 2019 resulted from the sale of 9 Presidential Boulevard and from consideration received during the nine months ended September 30, 2019 related to the Libertyview disposition, which occurred in 2015.
The gain of $2.9 million recognized during the nine months ended September 30, 2018 resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.
Interest Expense
Interest expense increased $3.2 million from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $4.2 million increase in interest expense related to the Credit Facility, due to increased borrowings during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The $4.2 million increase above was partially offset by a $1.0 million decrease related to the refinance of the seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.
Equity in Income (Loss) of Real Estate Ventures
Equity in loss of unconsolidated real estate ventures increased $3.6 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 primarily due to the following:

•
$2.4 million increase primarily due to increased ground rent expense at the MAP Venture during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of the adoption of Topic 842, Leases;

•
$1.2 million increase related to our acquisition and consolidation of DRA Advisor’s 50% ownership interest in the DRA Austin Venture during the fourth quarter of 2018, which generated $1.2 million of income during the nine months ended September 30, 2018; and

•	$0.3 million increase related to the Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018.
These increases in equity in loss of real estate ventures were offset by $0.3 million related to the disposition of evo at Cira during the first quarter of 2018.
Net Gain from Real Estate Venture Transactions
The $37.3 million net gain from Real Estate Venture transactions during the nine months ended September 30, 2018 relates to the following:

•	$25.7 million from the sale of the evo at Cira Centre South Venture; and

•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture.
The $3.6 million net gain from Real Estate Venture transactions during the nine months ended September 30, 2019 relates to the following:

•	$1.2 million of gain recognized related to related to proceeds from a connection agreement by the 51 N Street venture with the third-party owner of an adjacent property;

•	$0.3 million of additional proceeds during the first quarter of 2019 from the sale of the evo at Cira Centre South Venture, which was sold during the first quarter of 2018; and

•	$2.1 million related to the gain on debt forgiveness for 3130 Fairview Drive, located in Falls Church, VA, held by the BDN - AI Venture.

Net Income
Net income increased by $3.9 million from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.10 for the nine months ended September 30, 2019 as compared to net income per share of $0.07 for the nine months ended September 30, 2018 as a result of the factors described above.

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
As of September 30, 2019, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2019 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of September 30, 2019 we were in compliance with all of our debt covenants and requirement obligations.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of September 30, 2019, amounted to $317.4 million and $1,775.1 million, respectively.
Capital Markets
The Parent Company issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. We also maintain a continuous offering program (the “Offering Program”) that permits us to sell up to 16,000,000 common shares in “at the market” offerings as defined in Rule 415 of the Securities Act until January 10, 2020. From initial sales activity under the Offering Program on December 13, 2017 through September 30, 2019, we generated approximately $51.6 million from the issuance of 2,882,302 common shares under the Offering Program at an average price per share of $18.19 after payment of approximately $0.8 million of commissions to the sales agents and before offering expenses. During the nine months ended September 30, 2019, we did not sell any shares under the Offering Program. At September 30, 2019, 13,117,698 common shares remained available for future sale under the Offering Program.
See Note 10, “Beneficiaries’ Equity of The Operating Partnership” for further information related to our share repurchase program during the three and nine months ended September 30, 2019. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the nine months ended September 30, 2019, we sold 2.7 acres of undeveloped land and one office property for net cash proceeds of $5.0 million and $34.1 million respectively.
We expect that our primary uses of capital during the remainder of 2019 will be to fund our current development and redevelopment projects. As of September 30, 2019, we had $29.9 million of cash and cash equivalents and $452.0 million of available borrowings under our Credit Facility, net of $1.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2019 and December 31, 2018, we maintained cash and cash equivalents and restricted cash of $30.5 million and 23.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2019	2018
Operating	$155,250	$154,537
Investing	(77,127)	(180,576)
Financing	(70,813)	(106,218)
Net cash flows	$7,310	$(132,257)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
The net increase of $0.7 million in cash from operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to the timing of cash receipts and cash expenditures in the normal course of operations.
The net increase of $103.4 million in cash from investing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to a decrease in acquisition activity and an increase in distributions from unconsolidated Real Estate Ventures during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Quantitatively, the increase reflects the following:

•	$44.4 million increase from the 2018 issuance of a mortgage loan to 1919 Ventures, with no comparable activity during the nine months ended September 30, 2019;

•
$40.3 million increase in cash from the acquisitions of 3001-3003 JFK Boulevard and 3025 JFK Boulevard in Philadelphia, Pennsylvania during the nine months ended September 30, 2018 with no comparable acquisition during the nine months ended September 30, 2019;

•
$30.1 million increase in cash distributed from unconsolidated Real Estate Ventures in excess of cumulative equity in income, as Herndon Innovation Center Venture distributed proceeds from mortgage financing which closed during the nine months ended September 30, 2019;

•
$24.8 million increase in net proceeds from the disposition of an office building, one land parcel and the receipt of proceeds related to contingent consideration received during the nine months ended September 30, 2019 compared to the disposition of two land parcels and an office building during the nine months ended September 30, 2018;

•
$3.6 million increase from deposits for real estate, resulting from deposits made during the nine months ended September 30, 2018 relating to our ability to increase project density at certain of the development sites with Schuylkill Yards;

•	$3.2 million increase due to the repayment of a mortgage note receivable during the nine months ended September 30, 2019;

•
$2.5 million increase in cash from decreased capital expenditures for tenant improvements, developments/redevelopments and leasing commissions, which primarily relates to ongoing development and redevelopment projects; and

•	$0.5 million increase due to a decrease in contributions to unconsolidated Real Estate Ventures.
The increase in cash provided by investing activities was primarily offset by the following:

•
$42.2 million decrease in proceeds from real estate venture sales as a result of the proceeds of $43.0 million from the sale of the evo at Cira Centre South Venture during the nine months ended September 30, 2018 compared to $0.3 million in proceeds received during the nine months ended

September 30, 2019 related to the evo at Cira Centre South Venture and Austin Venture sales in 2018;

•	$2.5 million decrease in cash from increased leasing costs paid during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018; and

•	$0.8 million decrease due to advances made for the purchase of tenant assets, net of repayments.
The net increase of $35.4 million in cash provided by financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is attributed to the following:

•	$54.0 million in net borrowings under the unsecured revolving credit facility;

•	$2.7 million decrease in cash used for debt financing costs due to the refinance of the unsecured revolving credit facility in 2018 with no comparable activity in 2019;

•	$0.8 million in proceeds from the exercise of stock options during the nine months ended September 30, 2019, with no such activity for the nine months ended September 30, 2018; and

•	$0.2 million decrease in distributions to noncontrolling interests.
The increases in cash provided by financing activities was offset by the following;

•	$17.3 million increase in cash used to repurchase and retire common shares, with no such activity during the nine months ended September 30, 2018;

•
$3.7 million increase in cash used due to the increase of dividends paid from $0.54 per share during the nine months ended September 30, 2018 to $0.57 per share for the nine months ended September 30, 2019;

•	$0.7 million increase from the repayment of mortgage notes payable;

•	$0.5 million decrease in proceeds from the issuance of common shares, as there were no share issuances during the nine months ended September 30, 2019; and

•	$0.1 million increase in shares used for employee taxes upon vesting of share awards.
Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,918,911	$1,924,580
Variable rate - unhedged	173,562	119,562
Total	$2,092,473	$2,044,142
Percent of Total Debt:
Fixed rate	91.7%	94.2%
Variable rate - unhedged	8.3%	5.8%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	3.3%	3.6%
Total	3.9%	3.9%
Weighted-average maturity in years:
Fixed rate	5.8	6.6
Variable rate - unhedged	4.8	4.0
Total	5.7	6.4

(a)	Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2019 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2019	$1,926	$—	$1,926	3.98%
2020	6,705	80,521	87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	396,500	402,832	3.02%
2023	1,620	555,116	556,736	3.94%
2024	—	250,000	250,000	4.33%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	450,000	450,000	4.03%
2028	—	—	—	—%
Thereafter	—	328,610	328,610	4.29%
Totals	$22,725	$2,069,748	$2,092,473	3.89%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2019.
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

On October 10, 2019, the Company issued $100.0 million of 4.100% guaranteed notes due 2024 and $100.0 million of 4.550% guaranteed notes due 2029 for a combined net proceeds of approximately $214.3 million after deducting underwriting discounts and estimated transaction expenses. The 2024 Notes were issued as part of the same series as the Operating Partnership’s outstanding 4.100% guaranteed notes due 2024, $250.0 million of which were originally issued on September 16, 2014, for all purposes. The 2029 Notes were issued as part of the same series as the Operating Partnership’s outstanding 4.550% guaranteed notes due 2029, $250.0 million of which were originally issued on September 16, 2014, for all purposes. The Company used approximately $145.5 million of the net proceeds to repay in the full outstanding amount on the unsecured credit facility. See Note 14, “Subsequent Events” for further information related to the debt issuance.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 10, “Beneficiaries’ Equity of The Operating Partnership” for further information related to our dividends declared for the third quarter of 2019.
Inflation
A majority of our leases provide for tenant reimbursement of real estate taxes and operating expenses either on a triple net basis or over a base year or stop amount. In addition, many of our office leases provide for fixed base rent increases. We believe that inflationary increases in expenses will be partially offset by expense reimbursement and contractual rent increases.
Contractual Obligations
The following table outlines the timing of payment requirements related to our contractual obligations as of September 30, 2019:

	Payments by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$317,363	87,599	21,422	208,342	—
Unsecured credit facility	146,500	—	146,500	—	—
Unsecured term loan (a)	250,000	—	—	250,000	—
Unsecured debt (a)	1,378,610	—	—	350,000	1,028,610
Ground leases (b)	62,874	1,254	2,507	2,507	56,606
Development contracts (c)	184,213	134,967	42,316	1,350	5,580
Tenant improvements (d)	47,677	43,165	4,512	—	—
Interest expense (e)	437,057	75,851	129,357	93,140	138,709
Other liabilities (f)	34,129	4,900	9,054	4,430	15,745
	$2,858,423	$347,736	$355,668	$909,769	$1,245,250

(a)	Amounts are gross of deferred financing costs and do not reflect unamortized discounts and/or premiums.

(b)	Rental payments under the terms of all non-cancelable ground leases under which we are the lessee are expensed on a straight-line basis regardless of when payments are due.

(c)
Represents contractual obligations for wholly-owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are referenced below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.

(e)	Variable rate debt future interest expense commitments are calculated using September 30, 2019 interest rates.

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

As of September 30, 2019, we expect to incur $6.0 million for capital improvements to operating properties, which are not included in the above table. We expect that most of these improvements will be paid by March 31, 2020.
On October 13, 2017, we acquired a leasehold interest in the office building known as The Bulletin Building, in Philadelphia, Pennsylvania. In connection with the acquisition, we are required to spend no less than $8.0 million in capital improvements to the property. As of September 30, 2019, $5.1 million related to this requirement had been funded. See Note 13, “Commitments and Contingencies,” for further information.
During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of September 30, 2019, we had contractual obligations under this program for $8.5 million of future payments, which are included in the table above within “Development contracts.” In addition, we estimate $2.9 million of potential additional contributions under this program for which we are not currently contractually obligated. As such, these costs are not included in the above table. See Note 13, “Commitments and Contingencies,” for further information.
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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(amounts in thousands, except share information)
Net income (loss )attributable to common unitholders	$6,716	$(43,622)	$17,292	$13,473
Add (deduct):
Amount allocated to unvested restricted unitholders	93	80	305	280
Net gain on real estate venture transactions	(2,059)	—	(2,318)	(37,263)
Net gain (loss) on disposition of real estate	(356)	—	(356)	35
Provision for impairment (a)	—	56,865	—	56,865

Depreciation and amortization:
Real property	40,695	35,252	112,833	105,521
Leasing costs including acquired intangibles	14,374	8,482	44,478	24,932
Company’s share of unconsolidated real estate ventures	4,800	6,334	14,815	20,230
Partners’ share of consolidated real estate ventures	(61)	(57)	(168)	(166)
Funds from operations	$64,202	$63,334	$186,881	$183,907
Funds from operations allocable to unvested restricted shareholders	(179)	(157)	(567)	(528)
Funds from operations available to common share and unit holders (FFO)	$64,023	$63,177	$186,314	$183,379
Weighted-average shares/units outstanding — basic (b)	177,176,870	180,082,421	177,048,621	179,995,792
Weighted-average shares/units outstanding — fully diluted (b)	177,732,226	181,253,953	177,599,840	181,232,343
(a)In accordance with the NAREIT definition of FFO, impairment on land held for development is excluded.

(b)	Includes common share and partnership units outstanding through the three and nine months ended September 30, 2019 and 2018, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2019, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $317.4 million and unsecured notes with an outstanding principal balance of $1,300.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $146.5 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for one trust preferred security with an outstanding principal balance of $27.1 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $7.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $8.1 million.
As of September 30, 2019, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,366.9 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $13.6 million at September 30, 2019.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $475.1 million and $421.1 million at September 30, 2019 and December 31, 2018, respectively. The total fair value of our debt was approximately $456.5 million and $402.9 million at September 30, 2019 and December 31, 2018, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $17.7 million at September 30, 2019. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $19.0 million.
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

(c)
There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended September 30, 2019. As of September 30, 2019, $132.7 million remained available for repurchases under our share repurchase program

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description

	4.1	Form of 4.100% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine RealtyTrust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).

	4.2	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).

	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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

32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

	104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 24, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 24, 2019	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2019	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2019	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)