Form 10-K
period 2019-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2020-03-02
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
As of June 30, 2019, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,466,793,544 based upon the last reported sale price of $14.32 per share on the New York Stock Exchange on June 30, 2019. An aggregate of 176,602,359 Common Shares of Beneficial Interest was outstanding as of February 26, 2020.
As of June 30, 2019 the aggregate market value of the 981,626 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $14,056,884 based upon the last reported sale price of $14.32 per share on the New York Stock Exchange on June 30, 2019 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2020 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2019, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:

•	The continuing impact of modest global economic growth, which may have a negative effect on, among other things, the following:

•	the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;

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

•	changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);

•	our failure to lease unoccupied space in accordance with our projections;

•	our failure to re-lease occupied space upon expiration of leases;

•	tenant defaults and the bankruptcy of major tenants;

•	volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital;

•	increasing interest rates, which could increase our borrowing costs and adversely affect the market price of our securities;

•	failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements;

•	failure of acquisitions, developments and other investments, including projects undertaken through joint ventures, to perform as expected;

•	unanticipated costs associated with the purchase, integration and operation of our acquisitions;

•	unanticipated costs to complete, lease-up and operate our developments and redevelopments;

•
unanticipated costs associated with land development, including building moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;

•	lack of liquidity of real estate investments, which could make it difficult for us to respond to changing economic or financial conditions or changes in the operating performance of our properties;

•	potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;

•	impairment charges;

•	uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;

•	increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;

•	actual or threatened terrorist attacks;

•
security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our properties;

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

•
changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings; and

•
our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn could have an adverse effect on the market price of our securities.

Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. During the twelve months ended December 31, 2019, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C., and southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1, ''Organization of the Parent Company and the Operating Partnership," to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. See Note 1, ''Organization of the Parent Company and the Operating Partnership," to our Consolidated Financial Statements for the Parent Company's ownership interest in the Operating Partnership. The ownership interests in the Operating Partnership not owned by the Company consist of common units of limited partnership issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties.   We have offices in Philadelphia, Pennsylvania; Radnor, Pennsylvania; McLean, Virginia; Washington, D.C.; Camden, New Jersey; Richmond,Virginia; and Austin, Texas.
As of December 31, 2019, we had 337 full-time employees. Our principal executive offices are located at 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104, our telephone number is (610) 325-5600 and our website is www.brandywinerealty.com. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information filed or furnished by us with the SEC are available, without charge, on our website, http://www.brandywinerealty.com, as soon as reasonably practicable after they are electronically filed or furnished with the SEC. Copies are also available, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 2929 Walnut Street, Suite 1700, Philadelphia, PA 19104.
Business Segments
See Note 18, ''Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2019, 2018, and 2017 and balance sheet amounts as of December 31, 2019, 2018, and 2017.
Joint Ventures
From time to time we consider joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide us with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide us with additional local market or product type expertise. For information regarding joint ventures, see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

Developments/Redevelopments
Our regular interaction with tenants and other market participants keep us current on innovations in workplace layout and smart living. We leverage this information to identify properties primed for development or redevelopment to meet these demands and realize value. The expertise and relationships that we have built from managing complex construction projects allow us to add new assets to our portfolio and renovate existing assets in our portfolio.
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
Operational Strategy
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
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing properties, we primarily use proceeds from property dispositions, excess cash from operations after satisfying our dividend and other financing requirements, and external sources of debt and equity capital. The availability of funds for new investments and maintenance of existing properties largely depends on capital markets and liquidity factors over which we can exert little control.
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
Environmental, Social, and Corporate Governance
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
We are an industry leader in all areas of sustainability with a company-wide pledge to all three pillars of environmental, social, and corporate governance. Our environmental programs include over 5.4 million square feet of Fitwell Certified buildings including our FMC Tower which is the very first WELL Core certified project at the Platinum level globally as well as the first WELL V2 project in the United States. In addition, our year over year reductions of all key indices includes a reduction of water, energy, and greenhouse gas by 11%, 0.06%, and 1.98%, respectively, and our waste diversion program prevented nearly 38% of our gross trash production from reaching a landfill in 2019. Our social programming garnered a perfect score in our 2019 GRESB filing and demonstrates our commitment to stewardship and direct corporate involvement in the communities and neighborhoods we serve. One of the many highlights of our social vision is our Construction Apprentice Preparatory Program or CAPP which sponsors a 15-week class-based program to prepare minority candidates from the local area for entrance exams and jobs with Philadelphia union construction firms; as of December 31, 2019, 48 individuals have graduated the CAPP and been placed. Our corporate governance platform is the bedrock for sound decision making and promotes transparency coupled with a focus on the long-term interests of our shareholders. This led to an industry leading ISS Governance Quality Score of 1, in 2019, representing the lowest shareholder risk and the highest score that ISS awards.

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

•	deterioration in the financial condition of our tenants may result in tenant defaults under leases, including due to bankruptcy, and adversely impact our ability to collect rents from our tenants;

•	competition from other office and mixed-use properties, and increased supply of such properties;

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

•
increases in interest rates, reduced availability of financing and reduced liquidity in the capital markets may adversely affect our ability or the ability of potential buyers of properties and tenants of properties to obtain financing on favorable terms, or at all;

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
We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures that are known as “mixed-use” developments. In addition to the development of office space, mixed-use projects may also include space for residential, retail, hotel or other commercial purposes. As a result, if a development project consists of a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use, or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  If we decide not to sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
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
Our credit facilities, term loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility and term loans will contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only at unattractive terms. In addition, the mortgages on our properties, including mortgages encumbering our unconsolidated real estate ventures, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Development Risk.”
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
Property ownership through unconsolidated real estate ventures may limit our ability to act exclusively in our interest.
We develop, acquire, and contribute properties in unconsolidated real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. For information regarding our unconsolidated real estate ventures, see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements. We could become engaged in a dispute with one or more of our venture partners that might affect our ability to operate a jointly-owned property. Moreover, our venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our venture partners or the lenders to our unconsolidated real estate ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests and the value of our investment in the unconsolidated real estate ventures may be affected.
Because real estate is illiquid, we may be unable to sell properties when in our best interest.
Real estate investments generally, and in particular large office and mixed use properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historical rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code limits our ability, as a REIT, to sell properties that we have held for fewer than two years without potential adverse consequences to us. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in unconsolidated real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
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
Our ability to make distributions is subject to various risks.
Historically, we have paid quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:

•	the operational and financial performance of our properties;

•	capital expenditures with respect to existing, developed and newly acquired properties;

•	general and administrative costs associated with our operation as a publicly-held REIT;

•	the amount of, and the interest rates on, our debt;

•	capital needs of our unconsolidated real estate ventures; and

•	the absence of significant expenditures relating to environmental and other regulatory matters.
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
Our use of social media presents risks.
The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.
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
We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and unconsolidated real estate ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Changes to rules governing corporate taxation, including REITs, were made by legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) and the Protecting Americans From Tax Hikes Act of 2015, signed into law on December 22, 2017 and December 18, 2015, respectively. Congress and the IRS might make further changes to the tax laws and regulations, and the courts might issue new rulings or interpretations of tax law, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.
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
Failure of the Operating Partnership (or a subsidiary partnership or unconsolidated real estate venture) to be treated as a partnership would have serious adverse consequences to our shareholders.
If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or unconsolidated real estate ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or unconsolidated real estate venture would be taxable as a corporation. In such event, we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, subsidiary partnership or unconsolidated real estate venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.
To maintain our REIT status, we may be forced to borrow funds on a short term basis during unfavorable market conditions.
As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income. These requirements may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates. Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.
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
Certain of our Properties have the benefit of governmental tax incentives for development in areas and neighborhoods which have not historically seen robust commercial development. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. We invest and plan to continue to heavily invest in Qualified Opportunity Zones as part of the federal program and Keystone Opportunity Zones in Pennsylvania due to the related tax benefits. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and on our cash flow and net income, and may result in impairment charges. In addition, the failure to remain compliant with such programs may result in significant tax burdens.
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
We are dependent upon our key personnel, particularly Gerard H. Sweeney - President and Chief Executive Officer, Thomas Wirth - Executive Vice President and Chief Financial Officer, Jeffrey DeVuono - Executive Vice President and Senior Managing Director, William Redd – Executive Vice President and Senior Managing Director and George Johnstone - Executive Vice President, Operations. Among the reasons that Messrs. Sweeney, Wirth, DeVuono, Redd and Johnstone are important to our success is that each has a favorable reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, unconsolidated real estate venture partners and other investors.  If we lost their services, our relationships with lenders, potential tenants and industry personnel could be affected. We are dependent on our other executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.
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
The interests of our shareholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval. In addition, we generally maintain a continuous offering program, which allows us to issue shares in at the market offerings. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.
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
Discontinuation of the London interbank offered rate and transition to an alternative benchmark could adversely affect our operating results
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021, and there is a substantial risk that LIBOR will be discontinued or modified by 2021. Our variable rate debt and derivative financial instruments are indexed to LIBOR and failure by market participants and regulators to successfully replace LIBOR could result in disruption in the financial markets which could have a negative impact on our results of operations and our variable rate debt.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Overview
As of December 31, 2019, we owned 95 properties that contain an aggregate of approximately 16.7 million net rentable square feet and consist of 86 office properties and four mixed-use properties (collectively, the "Core Properties"), one development property and four redevelopment properties (collectively, the "Properties"). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2019, the properties, excluding properties under development and redevelopment, were approximately 93.0% occupied. As of December 31, 2019, we also owned economic interests in seven unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) See Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.
Property Statistics
The following table shows lease expirations for the Core Properties as of December 31, 2019, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2020	1,146	38,452	6.9%
2021	1,899	61,709	11.0%
2022	2,115	73,240	13.0%
2022	842	29,666	5.3%
2024	1,393	52,171	9.3%
2025	1,151	45,128	8.0%
2026	1,189	43,959	7.8%
2027	867	34,955	6.2%
2028	790	27,980	5.0%
2029	1,292	55,248	9.8%
2030 and thereafter	2,298	99,693	17.7%
	14,982	$562,201	100.0%

(a)
Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

The following table shows the geographic locations for the Core Properties as of December 31, 2019. For more information about our geographic locations, see Note 18, ''Segment Information" to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2019	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	6,249	98.6%	6,164	$163,907	41.4%
Pennsylvania Suburbs	43	4,806	96.2%	4,625	126,151	31.8%
Austin	21	2,968	96.7%	2,870	62,481	15.8%
Metropolitan Washington, D.C.	8	1,467	83.1%	1,220	35,842	9.0%
Other	7	620	81.7%	507	7,806	2.0%
	90	16,110	95.5%	15,386	$396,187	100.0%

(a)	Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.

The following table shows the major tenants of the Core Properties as of December 31, 2019 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$23,993	4.8%
Comcast Corporation	14,055	2.8%
FMC Corporation	10,579	2.1%
Pepper Hamilton LLC	10,106	2.0%
CSL Behring, LLC	9,749	2.0%
Lincoln National Management Co.	9,238	1.8%
Dechert LLP	8,167	1.6%
Northrop Grumman Corporation	8,161	1.6%
Macquarie US	8,005	1.6%
Independence Blue Cross, LLC	7,405	1.5%
Other	390,366	78.2%
	$499,824	100.0%

(a)
Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2019. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

Developments/Redevelopments
As of December 31, 2019, we were developing/redeveloping 0.6 million rentable square feet of office properties.
Item 3.    Legal Proceedings
We are involved from time to time in legal proceedings, including tenant disputes, vendor disputes, employee disputes and disputes arising out of agreements to purchase or sell properties or unconsolidated real estate ventures and disputes relating to state and local taxes. We generally consider these disputes to be routine to the conduct of our business and management believes that the final outcome of such proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 26, 2020, there were 570 holders of record of our common shares and 22 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 26, 2020, the last reported sales price of the common shares on the NYSE was $14.93.
For each quarter in 2019 and 2018, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations (FFO). See Item 7., “Selected Financial Date – Liquidity,” and Note 8, ''Debt Obligations,” to our Consolidated Financial Statements for further details.
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
See Note 14, ''Share Based Compensation, 401(k) Plan and Deferred Compensation," to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 12, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2019.
In 2019, we redeemed 1,245 Class A units of limited partnership interest held by unaffiliated third parties for shares of common stock.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500, (ii) the NAREIT All Equity REIT Index, (iii) the Russell 2000 and (iv) the NAREIT Equity Office Index for the period beginning December 31, 2014 and ending December 31, 2019 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2014.

Total Return Performance
180
160
140
120
100
80
Index Value
S&P 500 Index
NAREIT All Equity REIT Index
Russell 2000 Index
NAREIT Equity Office Index
Brandywine Realty Trust
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

		Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
NAREIT All Equity REIT Index	100.00	102.83	111.70	121.39	116.48	149.86
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT Equity Office Index	100.00	100.29	113.49	119.45	102.13	134.22
Brandywine Realty Trust	100.00	89.17	112.37	128.59	95.08	122.58

Item 6.    Selected Financial Data
The following table sets forth selected financial and operating data and should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.
Brandywine Realty Trust
(in thousands, except per common share data and number of properties)

Years Ended December 31,	2019	2018	2017	2016	2015
Operating Results
Total revenue	$580,417	$544,345	$520,493	$525,463	$602,631
Net income (loss)	34,529	135,472	121,177	39,449	(29,662)
Income (loss) allocated to Common Shares	33,871	134,149	114,633	31,907	(36,562)
Income (loss) per Common Share
Basic	$0.19	$0.75	$0.65	$0.18	$(0.21)
Diluted	$0.19	$0.75	$0.65	$0.18	$(0.21)
Cash distributions declared per Common Share	$0.76	$0.73	$0.66	$0.63	$0.60
Balance Sheet Data
Operating real estate investments, net	$3,054,797	$3,066,312	$2,917,527	$3,163,202	$3,207,431
Total assets	4,075,969	4,076,976	3,975,718	4,080,164	4,536,515
Total indebtedness	2,144,418	2,028,046	1,930,828	2,013,112	2,384,717
Total liabilities	2,387,666	2,265,948	2,148,848	2,215,776	2,602,420
Noncontrolling interest	10,426	12,201	17,258	16,933	18,044
Brandywine Realty Trust’s equity	1,677,877	1,798,827	1,809,612	1,847,455	1,916,051
Other Data
Cash flows from:
Operating activities	$233,910	$227,349	$182,581	$173,800	$197,154
Investing activities	(130,339)	(214,506)	79,801	500,910	(166,452)
Financing activities	(35,612)	(193,074)	(253,558)	(536,786)	(231,510)
Funds from operations (FFO) (a)	253,347	247,617	229,143	166,903	261,717
Property Data
Number of properties owned at year end	95	97	93	113	179
Net rentable square feet owned at year end	16,711	16,777	16,412	17,618	23,015

Brandywine Operating Partnership, L.P.
(in thousands, except per common partnership unit data and number of properties)

Years Ended December 31,	2019	2018	2017	2016	2015
Operating Results
Total revenue	$580,417	$544,345	$520,493	$525,463	$602,631
Net income (loss)	34,529	135,472	121,177	39,449	(29,662)
Income (loss) per Common Partnership Unit
Basic	$0.19	$0.75	$0.65	$0.18	$(0.21)
Diluted	$0.19	$0.75	$0.65	$0.18	$(0.21)
Cash distributions declared per Common Partnership Unit	$0.76	$0.73	$0.66	$0.63	$0.60
Balance Sheet Data
Operating real estate investments, net	$3,054,797	$3,066,312	$2,917,527	$3,163,202	$3,207,431
Total assets	4,075,969	4,076,976	3,975,718	4,080,164	4,536,515
Total indebtedness	2,144,418	2,028,046	1,930,828	2,013,112	2,384,717
Total liabilities	2,387,666	2,265,948	2,148,848	2,215,776	2,602,420
Redeemable limited partnership units	15,388	12,520	26,918	23,795	22,114
Brandywine Operating Partnership’s equity	1,671,824	1,796,316	1,797,740	1,838,443	1,909,949
Noncontrolling interest	1,091	2,192	2,215	2,150	2,032
Other Data
Cash flows from:
Operating activities	$233,910	$227,349	$182,581	$173,800	$197,154
Investing activities	(130,339)	(214,506)	79,801	500,910	(166,452)
Financing activities	(35,612)	(193,074)	(253,558)	(536,786)	(231,510)
Funds from operations (FFO) (a)	253,347	247,617	229,143	166,903	261,717
Property Data
Number of properties owned at year end	95	97	93	113	179
Net rentable square feet owned at year end	16,711	16,777	16,412	17,618	23,015
Prior periods have been adjusted to correct for the effects of errors discussed in Note 2, "Summary of Significant Accounting Policies," to our Consolidated Financial Statements.

(a)
See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Funds From Operations (FFO)," for a discussion and definition of FFO and a reconciliation of net income (loss) attributable to common share and unit holders to FFO.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations.  “See “Forward-Looking Statements” immediately before Part I of this report.

OVERVIEW
During the twelve months ended December 31, 2019, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and southern Maryland. The Other segment includes properties in Camden County, New Jersey and properties in New Castle County, Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
We generate cash and revenue from leases of space at our properties and, to a lesser extent, from the management of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels, and demand for space. We also generate cash through sales of assets, including assets that we do not view as part of our Core Properties, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
The following highlights our key financial results for the year ended December 31, 2019:

•	Net income available to common shareholders decreased by $100.2 million to $33.9 million for the year ended December 31, 2019, as compared to the corresponding period in 2018.

•
FFO available to common share and unit holders, a non-GAAP financial measure, increased to $253.3 million or $1.43 per diluted share for the year ended December 31, 2019, from $247.6 million or $1.37 per diluted share for the year ended December 31, 2018 (see additional disclosure in the “Funds From Operations (FFO)” section below).

•
Same Store net operating income, a non-GAAP financial measure, decreased 0.3% for the year ended December 31, 2019, as compared to the corresponding period in 2018 (see additional disclosure on Same Store net operating income in “Results of Operations” section below).

•	Core Occupancy decreased from 93.3% at December 31, 2018, to 93.0% at December 31, 2019.

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
Equity Method Investment Valuation
Our equity method investments, consisting of our investments in unconsolidated real estate ventures, may be adversely affected by changes in the real estate markets in which they operate. Under the equity method, unconsolidated real estate ventures are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions, less distributions and impairments. As required under accounting rules, we evaluate and assess our equity method investments for other than temporary impairment at least quarterly. In valuing our equity method investments, fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. However, such quoted data and other market information can vary, even for the same properties. To the extent that the real estate markets deteriorate or we are unable to lease our development projects, it could result in declines in the fair value of our equity method investments that are other than temporary and, we may realize losses that never materialize or we may fail to recognize losses in the appropriate period. Rapidly changing conditions in the real estate markets in which we operate increase the complexity of valuing our equity method investments. Our judgments and methodologies materially impact the valuation of the investments as reported in our financial statements.
Development and Redevelopment Programs
Historically, a significant portion of our growth has come from our development and redevelopment efforts. We have a proactive planning process by which we continually evaluate the size, timing, costs, and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our strategic submarkets. We are currently proceeding with certain development and redevelopment projects, and we take a cautious and selective approach when determining if a certain development or redevelopment project will benefit our portfolio.
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
Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates may decline, during 2020 and possibly beyond as the current economic climate may negatively impact tenants.
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

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the year ended December 31, 2019:

	Year Ended December 31,
	2019	2018
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	16,110,042	16,273,781
Occupancy percentage (end of period)	93.0%	93.3%
Average occupancy percentage	92.7%	92.9%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	65.8%	72.6%
New leases and expansions commenced (square feet)	1,113,029	708,218
Leases renewed (square feet)	852,760	846,313
Net absorption (square feet)	45,618	(2,863)
Percentage change in rental rates per square feet (4):
New and expansion rental rates	13.3%	24.3%
Renewal rental rates	11.6%	7.5%
Combined rental rates	12.1%	12.9%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$7.94	$4.93
Tenant Improvements (per square feet)	$25.25	$15.76
Weighted average lease term (years)	7.4	6.5
Total capital per square foot per lease year	$4.76	$2.68

(1)	Does not include properties under development, redevelopment, held for sale, or sold.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.

(3)	Calculated as percentage of total square feet.

(4)	Includes base rent plus reimbursement for operating expenses and real estate taxes.

(5)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing, and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 6.9% of our aggregate final annualized base rents as of December 31, 2019 (representing approximately 7.7% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2020. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our results of operations and cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $8.0 million or 4.0% of total receivables (including accrued rent receivable) as of December 31, 2019 compared to $12.9 million or 6.6% of total receivables (including accrued rent receivable) as of December 31, 2018.

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
As of December 31, 2019 the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion	Activity Type	Approximate Square Footage/ Units	Estimated Costs	Amount Funded
The Bulletin Building (a)	Philadelphia, PA	Q2 2020	Redevelopment	283,000	$84,800	$56,600
405 Colorado Street (b)	Austin, TX	Q4 2020	Development	204,000	114,000	29,900
426 W. Lancaster Avenue (c)	Devon, PA	Q1 2019	Redevelopment	56,000	14,900	12,800

(a)	Estimated costs include $37.8 million of building basis, representing the acquisition cost.

(b)	Estimated costs includes $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.

(c)
The property was vacated during the third quarter of 2017. Total project costs include $4.9 million of existing property basis. The renovation of the base building was substantially completed during the first quarter of 2019 and remaining costs as of December 31, 2019 primarily represent tenant improvements.

In addition to the properties listed above, we have classified two properties in Philadelphia, Pennsylvania as redevelopment. As of December 31, 2019, there has not been material construction spend on these projects.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Impairment

We assess each of our real estate investments for indicators of impairment quarterly or when circumstances indicate that a real estate investment may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts of real estate investments and related intangible assets may not be recoverable, we assess the recoverability by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over, in most cases, a ten-year holding period. If we believe there is a significant possibility that we might dispose of the assets earlier, we assess the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods. If the recoverability assessment indicates that the carrying value of a tested real estate investment is not recoverable from estimated undiscounted future cash flows, it is written down to its estimated fair value and an impairment is recognized. If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.

Real estate investment fair values are estimated based on contract prices, discounted cash flows, or comparable sales. Estimated future cash flows used in such analyses are based on our views of market and economic conditions. The estimation of future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Estimated future cash flows are discounted when determining fair value of an asset. Most of these assumptions are influenced by our direct experience with the real estate investments and their markets as well as market data obtained from real estate leasing and brokerage firms. Determining the appropriate capitalization or discount rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate investment. Changes in the estimated future cash flows due to changes in our plans for a real estate investment, views of market and economic conditions and/or our ability to obtain development rights could result in recognition of an impairment which could be material.

Real estate investments held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment recognized, where applicable) or estimated fair values less costs to sell. Accordingly, decisions to sell certain operating real estate investments, real estate investments in development or land held for development will result in impairments if carrying values of the specific real estate investments exceed their estimated fair values less costs to sell. The estimates of fair value consider matters such as recent sales data for comparable real estate investments and, where applicable, contracts or the results of negotiations with prospective purchasers. These estimates are subject to revision as market conditions, and our assessment of such conditions, change.

In addition to our real estate investments, we review each of our investments in unconsolidated real estate ventures to determine whether there are any indicators, including property operating performance, changes in anticipated hold periods, and general market conditions, that the Company's investment in the unconsolidated joint venture may be impaired. If any indicators of impairment are present, we calculate the fair value of the investment in the unconsolidated real estate venture. If the fair value of the investment is less than the carrying value, we determine whether the impairment is other than temporary. If the impairment is determined to be other than temporary, we record an impairment.
We use considerable judgment in the determination of whether indicators of impairment are present and, in the assumptions, estimations, and inputs used in calculating the fair value of the investment, which is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models. These judgments are similar to those outlined above in the impairment of real estate investments. We also use judgment in making the determination as to whether or not the impairment is temporary by considering, among other things, the length of time that the market value has been less than cost, the financial condition of the unconsolidated real estate venture and our ability and intent to retain the investment long enough for a recovery in value. Our judgments related to the determination of fair value and whether an impairment is other than temporary could result in the recognition of an impairment which could be material.
Revenue Recognition

The majority of our revenues are derived from leases and are reflected as rents on the accompanying consolidated statements of operations. Rental revenue is recognized on a straight-line basis over the term of the lease.

Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease.

In determining whether improvements constitute landlord or tenant assets, we consider a number of factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

For certain leases, we make significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option. The lease term impacts the period over which we determine and record rental revenue and impacts the period over which we amortize lease-related costs. Changes in these assessments could result in the write-off of any recorded assets associated with straight-line rental revenue and acceleration of depreciation and amortization expense associated with costs we incurred related to these leases.
Purchase Price Allocation
When we acquire real estate investments, we allocate the purchase price to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including in-place leases and acquired above- and below-market leases, and if applicable, assumed debt, based on our estimate of their fair values.

We assess fair value based on estimated cash flow projections that utilize discount and capitalization rates as well as available market information. The fair value of the tangible assets of an acquired real estate investment considers the value of the real estate investment as if it were vacant. The estimated relative fair value of acquired in-place leases are the estimated costs to lease the real estate investment to the occupancy level at the date of acquisition. We evaluate the period over which we expect stabilized occupancy level to be achieved during the lease-up period. Above- and below-market leases are recorded as an asset or liability based upon the present value of the difference between the contractual amounts to be paid or received pursuant to the in-place leases, and our estimate of fair market rental rates for the corresponding in-place leases, over the remaining noncancellable term. Assumed debt, if any, is recorded at fair value based upon the present value of the expected future payments.

A change in any of the key assumptions can materially change not only the presentation of acquired real estate investments in our consolidated financial statements but also our reported results of operations.
RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2019, 2018, and 2017. Refer to Item 7. "Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the results of operations for the year ended December 31, 2017 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2018. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis, below is defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards, and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18, ''Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairments, depreciation and amortization costs, capital expenditures, and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18, ''Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
The following comparison for the year ended December 31, 2019 to the year ended December 31, 2018, makes reference to the effect of the following:

(a)
“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 13.9 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31,

2019 and 2018. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2018 and owned through December 31, 2019,

(b)	“Total Portfolio,” which represents all properties owned by us during 2019 and 2018,

(c)	"Recently Completed/Acquired Properties," which represents 17 properties placed into service or acquired on or subsequent to January 1, 2018,

(d)
"Development/Redevelopment Properties," which represents 5 properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and

(e)	"2018 and 2019 Dispositions," which represents 11 properties disposed of during 2018 and 2019.
Comparison of Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	2019	2018	$ Change	% Change
Revenue:
Rents	$443.2	$442.7	$0.5	0.1%	$85.2	$10.8	$9.5	$9.6	$16.8	$52.0	$554.7	$515.1	$39.6	7.7%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	19.6	22.6	19.6	22.6	(3.0)	(13.3)%
Other	1.8	1.6	0.2	12.5%	0.2	—	0.1	—	4.0	5.1	6.1	6.7	(0.6)	(9.0)%
Total revenue	445.0	444.3	0.7	0.2%	85.4	10.8	9.6	9.6	40.4	79.7	580.4	544.4	36.0	6.6%
Property operating expenses	126.7	128.5	(1.8)	(1.4)%	17.4	2.3	3.1	4.4	7.1	19.7	154.3	154.9	(0.6)	(0.4)%
Real estate taxes	45.2	41.8	3.4	8.1%	14.3	1.9	1.2	1.1	1.6	6.5	62.3	51.3	11.0	21.4%
Third party management expenses	—	—	—	—%	—	—	—	—	9.2	11.9	9.2	11.9	(2.7)	(22.7)%
Net operating income	273.1	274.0	(0.9)	(0.3)%	53.7	6.6	5.3	4.1	22.5	41.6	354.6	326.3	28.3	8.7%
Depreciation and amortization	143.1	140.9	2.2	1.6%	48.9	6.4	6.8	5.5	11.2	23.2	210.0	176.0	34.0	19.3%
General & administrative expenses	—	—	—	—%	—	—	—	—	32.2	27.8	32.2	27.8	4.4	15.8%
Provision for impairment	—	—	—	—%	—	—	—	—	—	71.7	—	71.7	(71.7)	(100.0)%
Net gain on disposition of real estate											(0.4)	(2.9)	2.5	(86.2)%
Net gain on sale of undepreciated real estate											(2.0)	(3.0)	1.0	(33.3)%
Operating income (loss)	$130.0	$133.1	$(3.1)	(2.3)%	$4.8	$0.2	$(1.5)	$(1.4)	$(20.9)	$(81.1)	$114.8	$56.7	$58.1	102.5%
Number of properties	73	73			17		5				95
Square feet	13.9	13.9			2.2		0.6				16.7
Core Occupancy % (b)	93.0%	93.3%			93.3%
Other Income (Expense):
Interest income											2.3	4.7	(2.4)	(51.1)%
Interest expense											(81.5)	(78.2)	(3.3)	4.2%
Interest expense — Deferred financing costs											(2.8)	(2.5)	(0.3)	12.0%
Equity in loss of Real Estate Ventures											(9.9)	(15.2)	5.3	(34.9)%
Net gain on real estate venture transactions											11.6	142.2	(130.6)	(91.8)%
Gain on promoted interest in unconsolidated real estate venture											—	28.3	(28.3)	(100.0)%
Loss on early extinguishment of debt											—	(0.1)	0.1	(100.0)%
Income tax provision											—	(0.4)	0.4	(100.0)%
Net income											$34.5	$135.5	$(101.0)	(74.5)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.19	$0.75	$(0.56)	(74.7)%

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/ (Eliminations) also includes properties sold and properties classified as held for sale.

(b)	Pertains to Core Properties (i.e. not under development or redevelopment).

Total Revenue
Rents from the Total Portfolio increased by $39.6 million from 2018 to 2019, of which $74.4 million relates to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions. This increase was largely offset by a $34.9 million decrease relating to the 2018 and 2019 Dispositions.
Third party management fees, labor reimbursement, and leasing income decreased $3.0 million from 2018 to 2019, due primarily to decreases in third party management and development fees. The decrease includes $3.5 million of third party management fees related to the sale of twelve office properties by the DRA Austin Venture in the fourth quarter of 2018, $2.4 million related to the sale of three office properties held by our BDN – AI Venture in the fourth quarter of 2018, and a decrease of $2.5 million related to general contractor management services provided primarily to the MAP Venture. These decreases were primarily offset by a $3.2 million increase in third party management fees from our Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018, $1.2 million increase in third party developer fees related to the development of a medical facility located in Radnor, Pennsylvania that commenced during the second quarter of 2019, and $0.5 million related to the fee received for our involvement in facilitating the disposition of the PJP II, PJP VI and PJP VII Ventures.
Property Operating Expenses
The $0.6 million decrease in property operating expenses is primarily driven by the following:

•	$9.9 million decrease related to 2018 and 2019 Dispositions;

•	$2.1 million decrease related to the reduction in the accrued rent receivable allowance during the fourth quarter of 2019 (included in "Other/Eliminations");

•	$1.8 million decrease related to Same Store Property Portfolio;

•	$1.3 million decrease related to Development/Redevelopment Properties; and

•	$15.1 million increase due to Recently Completed/Acquired Properties.
Real Estate Taxes
Real estate taxes across our Total Portfolio increased by $11.0 million from 2018 to 2019, primarily related to $3.4 million in increased real estate tax assessments at the Same Store Property Portfolio, primarily in the Philadelphia CBD segment, and $12.4 million related to Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions. These increases were partially offset by a decrease of $4.2 million from the 2018 and 2019 Dispositions.
Depreciation and Amortization
Depreciation and amortization expense increased by $34.0 million from 2018 to 2019, of which $42.5 million relates to an increase in depreciation expense from Recently Completed/Acquired Properties, primarily the DRA Austin and Quarry Lake II acquisitions in December 2018, 500 North Gulph Road being placed into service in December 2018, and Broadmoor 6 being placed into service in October 2018. $2.2 million of the increase relates to properties within our Same Store Portfolio and $1.3 million increase in properties within Development/Redevelopment. These increases were partially offset by a $13.7 million decrease relating to the 2018 and 2019 Dispositions.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio increased by $4.4 million from 2018 to 2019, primarily related to a $2.0 million increase in payroll, bonus, stock compensation expense, and related benefits, $1.4 million decrease in capitalized costs, $0.5 million increase in professional fees, and $0.3 million increase in charitable contributions.
Provision for Impairment
During 2018, we recognized a provision for impairment of $71.7 million, which consists of the following:

•	$56.9 million impairment charge related to the disposition of eight office properties in our Metropolitan Washington, D.C. segment; and

•	$14.8 million held for use impairment charge on an office property in our Metropolitan Washington, D.C. segment.

There was no provision for impairment recognized during 2019.
Net Gain on Disposition of Real Estate
The $0.4 million gain on disposition of real estate for 2019 relates to the disposition of the office property at 1900 Gallows Rd in Vienna, Virginia.
The $2.9 million gain on disposition of real estate for 2018 resulted from the following sales transactions:

•	$2.6 million on the sale of the Subaru NTSC, located in Camden, New Jersey; and

•	$0.4 million on the sale of eight properties in our Metropolitan Washington, D.C. segment; and,

•	an immaterial loss from the disposition of the office property at 20 East Clementon Road, in Gibbsboro, New Jersey.
Net Gain on Sale of Undepreciated Real Estate
The gain of $2.0 million recognized during 2019 relates to the sale of 9 Presidential Boulevard and contingent consideration received related to a land sale that closed in a prior period.
The gain of $3.0 million recognized during 2018 primarily resulted from the recognition of a deferred gain from the sale of land parcels located at Garza Ranch in Austin, Texas.
Interest Income
Interest income decreased $2.4 million from 2018 to 2019 primarily due to lower average cash balances throughout the year.
Interest Expense
Interest expense increased $3.3 million from 2018 to 2019 primarily due to a $3.4 million increase in interest expense from increased borrowings on our Credit Facility during 2019 compared to 2018 as well as $1.0 million of additional interest expense from additional borrowings of $100.0 million of our 4.10% Guaranteed Notes due 2024 and $100.0 million of our 4.55% Guaranteed Notes due 2029 in October of 2019. The $4.4 million increase was partially offset by a $1.3 million decrease from the refinance of our seven-year term loan on December 13, 2018, which reduced the effective interest rate by 0.55%.
Equity in Loss of Real Estate Ventures
The decrease in equity in loss of Real Estate Ventures of $5.3 million from 2018 to 2019 is primarily related to:

•	$4.1 million decrease due to the other than temporary impairment charge at the BDN – AI Venture during the fourth quarter of 2018;

•
$7.6 million decrease due to the $10.4 million share of impairments taken on two properties at the BDN - AI Venture during 2018, compared to the $2.8 million share of impairment related to a property at the BDN - AI Venture during 2019;

•	$3.9 million increase primarily due to increased ground rent expense at the MAP venture during 2019 compared to 2018 as a result of the adoption of Topic 842;

•
$1.7 million increase related to our acquisition and consolidation of DRA Advisor's 50% ownership interest in the DRA Austin Venture during the fourth quarter of 2018, which generated $1.7 million of income during 2018; and

•	$0.5 million increase related to the Herndon Innovation Center Venture, which was formed during the fourth quarter of 2018.

Net Gain on Real Estate Venture Transactions
The $11.6 million net gain on Real Estate Venture transactions during 2019 primarily relates to the following:

•	$8.0 million related to the disposition of the PJP II, PJP VI and PJP VII Ventures.

•	$2.2 million related to the transfer of 3130 Fairview to the mortgage lender in full satisfaction of the outstanding mortgage loan by the BDN AI Venture.

•	$1.3 million related to proceeds received from the third-party owner of an adjacent property for the right to construct an “above-grade connection” with the building owned by the 51 N Street venture.

The $142.2 million net gain on Real Estate Venture transactions during 2018 relates to the following:

•	$103.8 million gain from the acquisition of the remaining properties with the DRA Austin venture;

•	$25.7 million gain from the sale of the evo at Cira Centre South Venture;

•	$11.6 million gain recognized on the exchange of our 20% interest in the Seven Tower Bridge Venture for the remaining 35% interest in the Four Tower Bridge Venture; and

•	$1.1 million gain from the sale of BDN – AI Venture’s Station Square properties.
Gain on promoted interest in unconsolidated real estate venture
During 2018, there was a gain on promoted interest in an unconsolidated real estate venture of $28.3 resulting from the acquisition of the remaining DRA Austin venture properties.
There was no comparable activity during 2019.
Net Income
Net income decreased by $101.0 million from 2018 to 2019 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.19 during 2019 as compared to net income per share of $0.75 during 2018 as a result of the factors described above.
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
As of December 31, 2019, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
We believe that our liquidity needs will be satisfied through available cash balances and cash flows generated by operations, financing activities, and selective property sales. Base rent, reimbursement for operating expenses, and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures, and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development, and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets throughout 2020 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of December 31, 2019, we were in compliance with all of our debt covenants and requirement obligations.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of December 31, 2019, amounted to $315.4 million and $1,828.6 million, respectively.
Capital Market/Debt Transactions
The Parent Company also issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole, and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that has registered the offering and sale of common shares, preferred shares, depositary shares, warrants, and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement. See Note 12, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to the continuous offering program that we generally maintain as well as information related to our share repurchase program during the year ended December 31, 2019.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During 2019, we sold 2.7 acres of undeveloped land and one office property for net cash proceeds of $5.0 million and $34.1 million respectively.
Our primary uses of capital will be to fund the completion of our current development and redevelopment projects with approximately $90.5 million of cash and cash equivalents and $598.5 million of available borrowings under our Credit Facility, net of $1.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

Cash Flows
The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.
As of December 31, 2019 and 2018, we maintained cash and cash equivalents and restricted cash of $91.2 million and $23.2 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
Activity	2019	2018	(Decrease) Increase
Operating	$234,230	$227,349	$6,881
Investing	(130,659)	(214,506)	83,847
Financing	(35,612)	(193,074)	157,462
Net cash flows	$67,959	$(180,231)	$248,190
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. The following are the changes in cash flows from our investing activities for the years ended December 31, 2019 and 2018 (in thousands):

Acquisitions of real estate	$194,444
Capital expenditures and capitalized interest	14,303
Escrow cash/capital improvements/acquisition deposits/leasing costs	(164)
Joint venture investments	(49,961)
Distributions from joint ventures	29,380
Proceeds from the sale of properties	(282,295)
Notes receivable and other investments	178,140
Increase in net cash provided by investing activities	$83,847
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, we may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. The following are the changes in cash flow from our financing activities for the years ended December 31, 2019 and 2018 (in thousands):

Proceeds from debt obligations	$109,373
Repayments of debt obligations	36,585
Redemption of limited partnership units	7,043
Proceeds from the exercise of stock options	3,771
Repurchase and retirement of common shares	4,559
Other financing activities	1,094
Dividends and distributions paid	(4,963)
Decrease in net cash used in financing activities	$157,462

Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,091,211	$1,924,580
Variable rate - unhedged	52,836	119,562
Total	$2,144,047	$2,044,142
Percent of Total Debt:
Fixed rate	97.5%	94.2%
Variable rate - unhedged	2.5%	5.8%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	3.2%	3.6%
Total	3.8%	3.9%
Weighted-average maturity in years:
Fixed rate	5.6	6.6
Variable rate - unhedged	15.6	4.0
Total	5.9	6.4

(a)	Consists of unpaid principal and does not include premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2019 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2020	$6,705	$80,521	$87,226	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	250,000	256,332	2.90%
2023	1,620	555,116	556,736	3.94%
2024	—	350,000	350,000	3.78%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	450,000	450,000	4.03%
2028	—	—	—	—%
2029	—	350,000	350,000	4.30%
Thereafter	—	78,610	78,610	3.23%
Totals	$20,799	$2,123,248	$2,144,047	3.84%
For information related to our debt obligations and their covenants see Note 8, ''Debt Obligations,” to our Consolidated Financial Statements.

Unsecured Debt and Mortgage Notes
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2019 and 2018.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2019, the Parent Company paid dividends in excess of the 90% criterion. See Note 12, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter, information related to our continuous offering program, and information related to our share repurchase program during the year ended December 31, 2019.
Inflation
We do not believe inflation will have a material impact on income from continuing operations.
Commitments and Contingencies
The following table outlines the timing of payment requirements related to our contractual commitments as of December 31, 2019:

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Mortgage notes payable (a)	$315,437	$87,225	$21,475	$206,737	$—
Unsecured term loan (a)	250,000	—	250,000	—	—
Unsecured debt (a)	1,578,610	—	—	700,000	878,610
Ground leases (b)	116,717	1,217	2,480	2,568	110,452
Development contracts (c)	172,046	112,227	53,565	1,294	4,960
Tenant improvements (d)	47,760	44,561	3,199	—	—
Interest expense (e)	363,902	63,296	122,353	78,863	99,390
Other liabilities (f)	36,115	8,731	5,716	4,752	16,916
	$2,880,587	$317,257	$458,788	$994,214	$1,110,328

(a)	Amounts are gross of deferred financing costs and do not include unamortized discounts and/or premiums.

(b)	Future lease payments under the terms of all noncancellable ground leases under which we are the lessee.

(c)
Represents contractual obligations for wholly owned development projects and does not contemplate all costs expected to be incurred for such developments. This table does not include contractual obligations for our real estate venture developments, which are described below.

(d)	Represents cash commitments under signed leases and excludes tenant-funded improvements. The timing of these expenditures may fluctuate.

(e)	Variable rate debt future interest expense commitments are calculated using December 31, 2019 interest rates.

(f)
Consists of (i) our deferred compensation liability, (ii) the interest accretion on the anticipated transfer tax liability on Two Logan Square in Philadelphia, Pennsylvania; (iii) the contingent consideration associated with the purchase of 618 Market Street in Philadelphia, Pennsylvania in 2015; and (iv) a payment to a tenant under a profit sharing arrangement.

The above table does not include amounts related to the development at 4040 Wilson, an unconsolidated real estate venture in which we hold a 50% ownership interest, in Arlington, Virginia. See Note 4, ''Investment in Unconsolidated Real Estate Ventures," to our Consolidated Financial Statements for further discussion of this development.
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 19, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.
During the fourth quarter of 2017, in connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2019, had $8.5 million of future contractual obligations, which are included in the table above within the “Development contracts” caption. The Company is also committed to make additional contributions under the program. As of December 31, 2019, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.8 million. See Note 19, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
As of December 31, 2019, we are under contract to acquire an office property containing approximately 170,000 rentable square feet located in Radnor, Pennsylvania for a purchase price of $20.3 million. We paid $1 million towards the purchase price in the form of a non-refundable deposit and the transaction is expected to close during 2020. As of December 31, 2019, we are also under contract to acquire a 7.8-acre land parcel located in Radnor, Pennsylvania for a purchase price of $11.3 million. The acquisition of the land parcel closed on February 27, 2020.
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
As part of the Operating Partnership’s September 2004 acquisition of a portfolio of properties from the Rubenstein Company (which we refer to as the “TRC acquisition”), the Operating Partnership acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated as the borrower is a variable interest entity and the Operating Partnership, through its ownership of the second and third mortgages, is the primary beneficiary. The Operating Partnership currently does not expect to take title to Two Logan Square until, at the earliest, on or about August 2020. If the Operating Partnership takes fee title to Two Logan Square upon foreclosure of its mortgage, the Operating Partnership has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Operating Partnership recorded a liability of $0.7 million and has been accreting this liability up to $2.9 million through January 2020. As of December 31, 2019, the Operating Partnership has a balance of $2.9 million for this liability on its consolidated balance sheet.
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
In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun, and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
As part of our acquisition of properties from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties with the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we would be required to provide the prior owner an opportunity to guarantee qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms that will be favorable to us. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021. As of December 31, 2019, the $116.6 million principal balance on the mortgage debt at One Commerce Square and the $108.5 million principal balance on the mortgage debt at Two Commerce Square were sufficient under each of the debt maintenance agreements. Similarly, we have agreements in place with other contributors of assets to us that obligate us to maintain debt available for them to guaranty.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2019, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $315.4 million and unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with no amounts borrowed and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for two trust preferred securities with an outstanding principal balance of $52.8 million and the Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $7.0 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $7.3 million.
As of December 31, 2019, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,591.8 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $16.0 million at December 31, 2019.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million and $421.1 million at December 31, 2019 and December 31, 2018, respectively. The total fair value of our variable rate debt was approximately $309.9 million and $402.9 million at December 31, 2019 and December 31, 2018, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $13.3 million on December 31, 2019. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $14.5 million.

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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$34,064	$135,048
Add (deduct):
Amount allocated to unvested restricted unitholders	396	369
Net gain on real estate venture transactions	(10,363)	(142,233)
Net gain on disposition of real estate	(356)	(2,932)
Gain on promoted interest in unconsolidated real estate venture	—	(28,283)
Provision for impairment (a)	—	71,707
Other than temporary impairment of equity method investment	—	4,076
Company's share of impairment of an unconsolidated real estate venture	2,832	10,416
Depreciation and amortization:
Real property	149,600	139,202
Leasing costs including acquired intangibles	58,493	35,215
Company’s share of unconsolidated real estate ventures	19,657	25,947
Partners’ share of consolidated real estate ventures	(226)	(218)
Funds from operations	$254,097	$248,314
Funds from operations allocable to unvested restricted shareholders	(750)	(697)
Funds from operations available to common share and unit holders (FFO)	$253,347	$247,617
Weighted-average shares/units outstanding — basic (b)	177,114,932	179,959,370
Weighted-average shares/units outstanding — fully diluted (b)	177,668,804	181,081,114

(a)	In accordance with the NAREIT definition of FFO, impairments on land held for development have been excluded.

(b)	Includes common shares and partnership units outstanding through the year ended December 31, 2019 and December 31, 2018, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2020 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2020 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2020 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2020 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2020 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules of Brandywine Realty Trust

(b)	Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.)	F-4

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-7

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-8

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F-9

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2019, 2018 and 2017	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-11

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-13

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-14

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	F-15

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2019, 2018 and 2017	F-16

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-17

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-19

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2019, 2018 and 2017	F-69

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2019 with reconciliations for the years ended December 31, 2019, 2018 and 2017
F-70
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

4.1.5	Form of 4.100% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).
4.2.1	Form of 3.95% Guaranteed Notes due 2023 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on December 18, 2012 and incorporated herein by reference)
4.2.2	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).
4.3	Form of 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.4	Form of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.5	Form of 3.95% Guaranteed Notes due 2023 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.6	Form of 3.95% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.7	Description of Brandywine Realty Trust's Securities (filed herewith)
10.1
Amended and Restated Revolving Credit Agreement dated as of July 17, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on July 20, 2018 and incorporated herein by reference)

10.2
Amended and Restated Term Loan C Agreement dated as of December 13, 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference)

10.3
Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.4
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.5
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.6
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.7
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.8
Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

10.9
Amended and Restated Executive Deferred Compensation Plan dated January 1, 2013** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated December 11, 2012 and incorporated herein by reference)

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

10.13
Forms of Incentive Stock Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.14
Forms of Non-Qualified Share Option Agreement (March 2010) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2010 and incorporated herein by reference)

10.15
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

10.17
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.18	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)
10.19	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)
10.20	2017-2019 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)
10.21	Form of Restricted Share Award (President and CEO)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)
10.22	Form of Restricted Share Award (Other Executives)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 7, 2017 and incorporated herein by reference)
10.23	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
10.24	2018-2020 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
10.25	Form of Three-Year Restricted Common Share Rights Award.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
10.26	Schedule of Non-Employee Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
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
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**	Management contract or compensatory plan or arrangement

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
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	March 2, 2020
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2020
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Daniel Palazzo

/s/ Wyche Fowler	Trustee	March 2, 2020
Wyche Fowler

/s/ James C. Diggs	Trustee	March 2, 2020
James C. Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	March 2, 2020
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 2, 2020
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	March 2, 2020
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	March 2, 2020
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
Date: March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	March 2, 2020
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2020
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Daniel Palazzo

/s/ Wyche Fowler	Trustee	March 2, 2020
Wyche Fowler

/s/ James Diggs	Trustee	March 2, 2020
James Diggs

/s/ Anthony A. Nichols, Sr.	Trustee	March 2, 2020
Anthony A. Nichols, Sr.

/s/ Charles P. Pizzi	Trustee	March 2, 2020
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	March 2, 2020
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	March 2, 2020
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of beneficiaries' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Company’s gross carrying value of operating real estate investments was $4,006 million and its investments in unconsolidated real estate ventures was $12o million as of December 31, 2019. During 2019, the Company did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.
The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are there was significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, including market rental rates, capitalization rates, and recent sales data for comparable real estate investments, and (ii) any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s identification of events or changes in circumstances that may indicate an impairment of real estate investments or indicate that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, including market rental rates, capitalization rates, and recent sales data for comparable real estate investments, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2020
We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of partners' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Partnership’s gross carrying value of operating real estate investments was $4,006 million and its investments in unconsolidated real estate ventures was $12o million as of December 31, 2019. During 2019, the Partnership did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Partnership’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.
The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are there was significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, including market rental rates, capitalization rates, and recent sales data for comparable real estate investments, and (ii) any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s identification of events or changes in circumstances that may indicate an impairment of real estate investments or indicate that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, including market rental rates, capitalization rates, and recent sales data for comparable real estate investments, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 2, 2020
We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2019	December 31, 2018
ASSETS
Real estate investments:
Operating properties	$4,006,459	$3,951,719
Accumulated depreciation	(973,318)	(885,407)
Right of use asset - operating leases, net	21,656	—
Operating real estate investments, net	3,054,797	3,066,312
Construction-in-progress	180,718	150,263
Land held for development	96,124	86,401
Prepaid leasehold interests in land held for development, net	39,592	39,999
Total real estate investments, net	3,371,231	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	90,499	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of December 31, 2019 and December 31, 2018, respectively	16,363	16,394
Accrued rent receivable, net of allowance of $7,691 and $11,266 as of December 31, 2019 and December 31, 2018, respectively	174,144	165,243
Investment in Real Estate Ventures, equity method	120,294	169,100
Deferred costs, net	95,560	91,075
Intangible assets, net	84,851	131,348
Other assets	115,678	126,400
Total assets	$4,075,969	$4,076,976
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$313,812	$320,869
Unsecured credit facility	—	92,500
Unsecured term loan, net	248,561	248,042
Unsecured senior notes, net	1,582,045	1,366,635
Accounts payable and accrued expenses	113,347	125,696
Distributions payable	33,815	33,632
Deferred income, gains and rent	35,284	28,293
Intangible liabilities, net	22,263	31,783
Lease Liability - operating leases	22,554	—
Other liabilities	15,985	18,498
Total liabilities	$2,387,666	$2,265,948
Commitments and contingencies (See Note 19)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 176,480,095 and 176,873,324 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,766	1,770
Additional paid-in-capital	3,192,158	3,200,312
Deferred compensation payable in common shares	16,216	14,021
Common shares in grantor trust, 1,105,542 and 977,120 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	(16,216)	(14,021)
Cumulative earnings	804,556	775,625
Accumulated other comprehensive income	(2,370)	5,029
Cumulative distributions	(2,318,233)	(2,183,909)
Total Brandywine Realty Trust's equity	1,677,877	1,798,827
Noncontrolling interests	10,426	12,201
Total beneficiaries' equity	$1,688,303	$1,811,028
Total liabilities and beneficiaries' equity	$4,075,969	$4,076,976
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rents	$554,665	$515,044	$487,323
Third party management fees, labor reimbursement and leasing	19,626	22,557	28,345
Other	6,126	6,744	4,825
Total revenue	580,417	544,345	520,493
Operating expenses
Property operating expenses	154,361	154,848	150,911
Real estate taxes	62,237	51,341	45,204
Third party management expenses	9,248	11,910	9,960
Depreciation and amortization	210,005	176,000	180,323
General and administrative expenses	32,156	27,802	28,538
Provision for impairment	—	71,707	3,057
Total operating expenses	468,007	493,608	417,993
Gain on sale of real estate
Net gain on disposition of real estate	356	2,932	32,017
Net gain on sale of undepreciated real estate	2,020	3,040	953
Total gain on sale of real estate	2,376	5,972	32,970
Operating income	114,786	56,709	135,470
Other income (expense):
Interest income	2,318	4,703	1,113
Interest expense	(81,512)	(78,199)	(81,886)
Interest expense - amortization of deferred financing costs	(2,768)	(2,498)	(2,435)
Equity in loss of Real Estate Ventures	(9,922)	(15,231)	(8,306)
Net gain on real estate venture transactions	11,639	142,233	80,526
Gain on promoted interest in unconsolidated real estate venture	—	28,283	—
Loss on early extinguishment of debt	—	(105)	(3,933)
Net income before income taxes	34,541	135,895	120,549
Income tax (provision) benefit	(12)	(423)	628
Net income	34,529	135,472	121,177
Net income attributable to noncontrolling interests	(262)	(954)	(1,004)
Net income attributable to Brandywine Realty Trust	34,267	134,518	120,173
Distribution to preferred shareholders	—	—	(2,032)
Preferred share redemption charge	—	—	(3,181)
Nonforfeitable dividends allocated to unvested restricted shareholders	(396)	(369)	(327)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$33,871	$134,149	$114,633
Basic income per Common Share	$0.19	$0.75	$0.65
Diluted income per Common Share	$0.19	$0.75	$0.65
Basic weighted average shares outstanding	176,132,941	178,519,748	175,484,350
Diluted weighted average shares outstanding	176,686,813	179,641,492	176,808,166
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$34,529	$135,472	$121,177
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(8,210)	1,478	2,948
Amortization of interest rate contracts (1)	770	1,191	1,230
Total comprehensive income (loss)	(7,440)	2,669	4,178
Comprehensive income	27,089	138,141	125,355
Comprehensive income attributable to noncontrolling interest	(221)	(993)	(1,036)
Comprehensive income attributable to Brandywine Realty Trust	$26,868	$137,148	$124,319

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2019, 2018 and 2017
(in thousands, except number of shares)

	Number of Preferred Shares	Par Value of Preferred Shares	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	4,000,000	$40	175,140,760	899,457	$1,752	$3,258,386	$13,684	$(13,684)	$520,914	$(1,745)	$(1,931,892)	$16,933	$1,864,388
Net income									120,173			1,004	121,177
Other comprehensive income										4,144		34	4,178
Issuance of Common Shares of Beneficial Interest			2,858,991		29	51,196							51,225
Redemption of Preferred Shares	(4,000,000)	(40)				(96,810)							(96,850)
Issuance of partnership interest in consolidated real estate venture												85	85
Distributions from consolidated real estate venture												(48)	(48)
Equity issuance costs						(499)							(499)
Bonus share issuance			6,752			110							110
Share-based compensation activity			333,127	39,870	3	6,689			6				6,698
Share Issuance from/(to) Deferred Compensation Plan			(52,971)	(44,591)		(768)	(1,239)	1,239					(768)
Share Choice Plan issuance			(1,423)										—
Reallocation of Noncontrolling Interest						(227)						227	—
Preferred Share distributions											(2,032)		(2,032)
Preferred Share redemption charges											(3,181)		(3,181)
Distributions declared ($0.66 per share)											(116,636)	(977)	(117,613)
BALANCE, December 31, 2017	—	$—	178,285,236	894,736	$1,784	$3,218,077	$12,445	$(12,445)	$641,093	$2,399	$(2,053,741)	$17,258	$1,826,870
Net income									134,518			954	135,472
Other comprehensive income										2,630		39	2,669
Issuance of Common Shares of Beneficial Interest			23,311			416							416
Repurchase and retirement of Common Shares of Beneficial Interest			(1,729,278)		(17)	(21,841)							(21,858)
Issuance of partnership interest in consolidated real estate ventures												16	16
Distributions from consolidated real estate ventures												(94)	(94)
Redemption of LP Units												(7,043)	(7,043)
Share-based compensation activity			196,151		2	5,829			14				5,845
Share Issuance from/(to) Deferred Compensation Plan			99,189	82,384	1	(112)	1,576	(1,576)					(111)
Share Choice Plan issuance			(1,285)										—
Reallocation of Noncontrolling interest						(2,057)						2,057	—
Distributions declared ($0.73 per share)											(130,168)	(986)	(131,154)
BALANCE, December 31, 2018	—	$—	176,873,324	977,120	$1,770	$3,200,312	$14,021	$(14,021)	$775,625	$5,029	$(2,183,909)	$12,201	$1,811,028
Cumulative effect of accounting change									(5,336)				(5,336)
Net income									34,267			262	34,529
Other comprehensive loss										(7,399)		(41)	(7,440)
Repurchase and retirement of Common Shares of Beneficial Interest			(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures												27	27
Purchase of partnership interest in consolidated real estate venture						(983)						(1,197)	(2,180)
Redemption of LP Units			1,245			16						(16)	—
Share-based compensation activity			845,210	41,342	9	10,018							10,027
Share Issuance from/(to) Deferred Compensation Plan			97,485	87,080			2,195	(2,195)					—
Reallocation of Noncontrolling interest						63						(63)	—
Distributions declared ($0.76 per share)											(134,324)	(747)	(135,071)
BALANCE, December 31, 2019	—	$—	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303

The accompanying notes are an integral part of these consolidated financial statements.
BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$34,529	$135,472	$121,177
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	210,005	176,000	180,323
Amortization of deferred financing costs	2,768	2,498	2,435
Amortization of debt discount/(premium), net	189	702	1,569
Amortization of stock compensation costs	6,876	5,716	4,883
Straight-line rent income	(11,369)	(12,283)	(27,115)
Amortization of acquired above (below) market leases, net	(8,857)	(3,344)	(3,071)
Ground rent expense	1,470	431	164
Provision for doubtful accounts	(1,345)	1,775	2,207
Net gain on real estate venture transactions	(11,639)	(142,233)	(80,526)
Gain on promoted interest in unconsolidated real estate venture	—	(28,283)	—
Net gain on sale of interests in real estate	(2,376)	(5,972)	(32,970)
Loss on early extinguishment of debt	—	105	3,933
Provision for impairment	—	71,707	3,057
Other than temporary impairment	—	4,076	4,844
Income from Real Estate Ventures, net of distributions	10,242	12,871	3,462
Income tax provision (benefit)	12	423	(628)
Changes in assets and liabilities:
Accounts receivable	(248)	3,524	(6,266)
Other assets	9,368	(14,334)	1,752
Accounts payable and accrued expenses	(5,599)	12,579	4,004
Deferred income, gains and rent	9,319	3,017	(1,482)
Other liabilities	(9,115)	2,902	829
Net cash provided by operating activities	234,230	227,349	182,581
Cash flows from investing activities:
Acquisition of properties	—	(196,625)	(72,523)
Acquisition of partners interest in consolidated real estate venture	(2,181)	—	—
Proceeds from the sale of properties	41,795	324,090	171,860
Proceeds from real estate venture sales	9,730	60,346	145,416
Issuance of mortgage note receivable	—	(175,172)	—
Proceeds from repayment of mortgage notes receivable	3,341	192	151
Proceeds from repayment of a capital lease	—	181	—
Capital expenditures for tenant improvements	(67,258)	(65,264)	(60,586)
Capital expenditures for redevelopments	(53,846)	(48,231)	(34,679)
Capital expenditures for developments	(77,192)	(99,104)	(66,915)
Advances for the purchase of tenant assets, net of repayments	(1,035)	410	18
Investment in unconsolidated Real Estate Ventures	(253)	(908)	(6,638)
Deposits for real estate	(4,181)	(8,234)	573
Escrowed cash	—	5,694	—
Capital distributions from Real Estate Ventures	35,906	6,526	20,781
Leasing costs paid	(15,485)	(18,407)	(17,657)
Net cash provided by (used in) investing activities	(130,659)	(214,506)	79,801
Cash flows from financing activities:
Repayments of mortgage notes payable	(7,595)	(122,180)	(4,931)
Proceeds from credit facility borrowings	348,500	455,500	341,000
Repayments of credit facility borrowings	(441,000)	(363,000)	(341,000)
Proceeds from unsecured notes	216,373	—	550,131
Repayments of unsecured notes	—	—	(628,590)
Debt financing costs paid	(1,965)	(3,430)	(4,727)
Redemption of preferred shares	—	—	(100,000)
Proceeds from the exercise of stock options	3,771	—	1,229
Proceeds from the issuance of common shares	—	416	51,225
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)	(674)
Partner contributions to consolidated real estate venture	27	16	85
Partner distributions from consolidated real estate venture	—	(94)	(48)
Repurchase and retirement of common shares	(17,282)	(21,841)	—
Redemption of limited partnership units	—	(7,043)	—
Distributions paid to shareholders	(134,140)	(128,859)	(116,311)
Distributions to noncontrolling interest	(747)	(1,065)	(947)
Net cash used in financing activities	(35,612)	(193,074)	(253,558)
Increase/(Decrease) in cash and cash equivalents and restricted cash	67,959	(180,231)	8,824
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$91,170	$23,211	$203,442

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179	$193,919
Restricted cash, beginning of period	369	1,263	699
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442	$194,618

Cash and cash equivalents, end of period	$90,499	$22,842	$202,179
Restricted cash, end of period	671	369	1,263
Cash and cash equivalents and restricted cash, end of period	$91,170	$23,211	$203,442

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2019, 2018 and 2017 of $2,246, $3,586, and $3,527, respectively	$66,508	$76,858	$83,139
Cash paid for income taxes	1,385	405	225
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,815	33,632	32,456
Change in construction-in-progress related to non-cash disposition of land	—	27,231	—
Change in deferred income, gains and rent to the non-cash disposition of land	—	(29,780)	—
Change in investment in real estate ventures as a result of dispositions	1,806	14,169	(64,792)
Change in Notes receivable as a result of a noncash acquisition of an operating property	—	130,742	—
Change in real estate ventures as a result of other than temporary impairment	—	(4,076)	(4,844)
Change in operating real estate related to a non-cash acquisition of an operating property	—	(20,653)	—
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,144)	—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	182	—
Change in investments in joint venture related to non-cash acquisition of property	—	(16,832)	—
Change in mortgage notes payable related to acquisition of an operating property	—	9,940	—
Change in capital expenditures financed through accounts payable at period end	(10,618)	8,784	(6,593)
Change in capital expenditures financed through retention payable at period end	(946)	(2,912)	(159)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2019	December 31, 2018
ASSETS
Real estate investments:
Operating properties	$4,006,459	$3,951,719
Accumulated depreciation	(973,318)	(885,407)
Right of use asset - operating leases, net	21,656	—
Operating real estate investments, net	3,054,797	3,066,312
Construction-in-progress	180,718	150,263
Land held for development	96,124	86,401
Prepaid leasehold interests in land held for development, net	39,592	39,999
Total real estate investments, net	3,371,231	3,342,975
Assets held for sale, net	7,349	11,599
Cash and cash equivalents	90,499	22,842
Accounts receivable, net of allowance of $284 and $1,653 as of December 31, 2019 and December 31, 2018, respectively	16,363	16,394
Accrued rent receivable, net of allowance of $7,691 and $11,266 as of December 31, 2019 and December 31, 2018, respectively	174,144	165,243
Investment in Real Estate Ventures, equity method	120,294	169,100
Deferred costs, net	95,560	91,075
Intangible assets, net	84,851	131,348
Other assets	115,678	126,400
Total assets	$4,075,969	$4,076,976
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$313,812	$320,869
Unsecured credit facility	—	92,500
Unsecured term loan, net	248,561	248,042
Unsecured senior notes, net	1,582,045	1,366,635
Accounts payable and accrued expenses	113,347	125,696
Distributions payable	33,815	33,632
Deferred income, gains and rent	35,284	28,293
Intangible liabilities, net	22,263	31,783
Lease liability - operating leases	22,554	—
Other liabilities	15,985	18,498
Total liabilities	$2,387,666	$2,265,948
Commitments and contingencies (See Note 19)
Redeemable limited partnership units at redemption value; 981,634 and 982,871 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	15,388	12,520
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 176,480,095 and 176,873,324 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,674,539	1,791,591
Accumulated other comprehensive income	(2,715)	4,725
Total Brandywine Operating Partnership, L.P.'s equity	1,671,824	1,796,316
Noncontrolling interest - consolidated real estate ventures	1,091	2,192
Total partners' equity	$1,672,915	$1,798,508
Total liabilities and partners' equity	$4,075,969	$4,076,976
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2019	2018	2017
Revenue
Rents	$554,665	$515,044	$487,323
Third party management fees, labor reimbursement and leasing	19,626	22,557	28,345
Other	6,126	6,744	4,825
Total revenue	580,417	544,345	520,493
Operating expenses
Property operating expenses	154,361	154,848	150,911
Real estate taxes	62,237	51,341	45,204
Third party management expenses	9,248	11,910	9,960
Depreciation and amortization	210,005	176,000	180,323
General and administrative expenses	32,156	27,802	28,538
Provision for impairment	—	71,707	3,057
Total operating expenses	468,007	493,608	417,993
Gain on sale of real estate
Net gain on disposition of real estate	356	2,932	32,017
Net gain on sale of undepreciated real estate	2,020	3,040	953
Total gain on sale of real estate	2,376	5,972	32,970
Operating income	114,786	56,709	135,470
Other income (expense):
Interest income	2,318	4,703	1,113
Interest expense	(81,512)	(78,199)	(81,886)
Interest expense - amortization of deferred financing costs	(2,768)	(2,498)	(2,435)
Equity in loss of Real Estate Ventures	(9,922)	(15,231)	(8,306)
Net gain on real estate venture transactions	11,639	142,233	80,526
Gain on promoted interest in unconsolidated real estate venture	—	28,283	—
Loss on early extinguishment of debt	—	(105)	(3,933)
Net income before income taxes	34,541	135,895	120,549
Income tax (provision) benefit	(12)	(423)	628
Net income	34,529	135,472	121,177
Net income attributable to noncontrolling interests - consolidated real estate ventures	(69)	(55)	(29)
Net income attributable to Brandywine Operating Partnership	34,460	135,417	121,148
Distribution to preferred unitholders	—	—	(2,032)
Preferred unit redemption charge	—	—	(3,181)
Nonforfeitable dividends allocated to unvested restricted unitholders	(396)	(369)	(327)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$34,064	$135,048	$115,608
Basic income per Common Partnership Unit	$0.19	$0.75	$0.65
Diluted income per Common Partnership Unit	$0.19	$0.75	$0.65
Basic weighted average common partnership units outstanding	177,114,932	179,959,370	176,964,149
Diluted weighted average common partnership units outstanding	177,668,804	181,081,114	178,287,965
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$34,529	$135,472	$121,177
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(8,210)	1,478	2,948
Amortization of interest rate contracts (1)	770	1,191	1,230
Total comprehensive income (loss)	(7,440)	2,669	4,178
Comprehensive income	27,089	138,141	125,355
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(69)	(55)	(29)
Comprehensive income attributable to Brandywine Operating Partnership	$27,020	$138,086	$125,326

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2019, 2018 and 2017
(in thousands, except Units)

	Series E-Linked Preferred Mirror Units		General Partner Capital
	Units	Amount	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	4,000,000	$96,850	175,140,760	$1,743,715	$(2,122)	$2,150	$1,840,593
Net income				121,148		29	121,177
Other comprehensive income					4,178		4,178
Redemption of Preferred Mirror Units	(4,000,000)	(96,850)					(96,850)
Deferred compensation obligation			(52,971)	(768)			(768)
Issuance of LP Units			2,858,991	50,726			50,726
Issuance of partnership interest in consolidated real estate venture						85	85
Distributions from consolidated real estate venture						(48)	(48)
Share Choice Plan issuance			(1,423)				—
Bonus share issuance			6,752	110			110
Share-based compensation activity			333,127	6,697			6,697
Adjustment of redeemable partnership units to liquidation value at period end				(4,095)		(1)	(4,096)
Distributions to Preferred Mirror Units				(2,032)			(2,032)
Preferred Mirror Units redemption charge				(3,181)			(3,181)
Distributions declared to general partnership unitholders ($0.66 per unit)				(116,636)			(116,636)
BALANCE, December 31, 2017	—	$—	178,285,236	$1,795,684	$2,056	$2,215	$1,799,955
Net income				135,417		55	135,472
Other comprehensive income					2,669		2,669
Deferred compensation obligation			99,189	(111)			(111)
Issuance of LP Units			23,311	416			416
Repurchase and retirement of LP units			(1,729,278)	(21,858)			(21,858)
Issuance of partnership interest in consolidated real estate venture						16	16
Distributions from consolidated real estate venture						(94)	(94)
Share Choice Plan issuance			(1,285)				—
Redemption value of limited partnership units				6,363			6,363
Share-based compensation activity			196,151	5,848			5,848
Distributions declared to general partnership unitholders ($0.73 per unit)				(130,168)			(130,168)
BALANCE, December 31, 2018	—	$—	176,873,324	$1,791,591	$4,725	$2,192	$1,798,508
Cumulative effect of accounting change				(5,336)			(5,336)
Net income				34,460		69	34,529
Other comprehensive loss					(7,440)		(7,440)
Deferred compensation obligation			97,485				—
Conversion of LP Units to common shares			1,245	16			16
Repurchase and retirement of LP units			(1,337,169)	(17,297)			(17,297)
Issuance of partnership interest in consolidated real estate ventures						27	27
Share-based compensation activity			845,210	10,027			10,027
Purchase of partnership interest in consolidated real estate venture				(983)		(1,197)	(2,180)
Adjustment of redeemable partnership units to liquidation value at period end				(3,615)			(3,615)
Distributions declared to general partnership unitholders ($0.76 per unit)				(134,324)			(134,324)
BALANCE, December 31, 2019	—	$—	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$34,529	$135,472	$121,177
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	210,005	176,000	180,323
Amortization of deferred financing costs	2,768	2,498	2,435
Amortization of debt discount/(premium), net	189	702	1,569
Amortization of stock compensation costs	6,876	5,716	4,883
Straight-line rent income	(11,369)	(12,283)	(27,115)
Amortization of acquired above (below) market leases, net	(8,857)	(3,344)	(3,071)
Ground rent expense	1,470	431	164
Provision for doubtful accounts	(1,345)	1,775	2,207
Net gain on real estate venture transactions	(11,639)	(142,233)	(80,526)
Gain on promoted interest in unconsolidated real estate venture	—	(28,283)	—
Net gain on sale of interests in real estate	(2,376)	(5,972)	(32,970)
Loss on early extinguishment of debt	—	105	3,933
Provision for impairment	—	71,707	3,057
Other than temporary impairment	—	4,076	4,844
Income from Real Estate Ventures, net of distributions	10,242	12,871	3,462
Income tax provision (benefit)	12	423	(628)
Changes in assets and liabilities:
Accounts receivable	(248)	3,524	(6,266)
Other assets	9,368	(14,334)	1,752
Accounts payable and accrued expenses	(5,599)	12,579	4,004
Deferred income, gains and rent	9,319	3,017	(1,482)
Other liabilities	(9,115)	2,902	829
Net cash provided by operating activities	234,230	227,349	182,581
Cash flows from investing activities:
Acquisition of properties	—	(196,625)	(72,523)
Acquisition of partners interest in consolidated real estate venture	(2,181)	—	—
Proceeds from the sale of properties	41,795	324,090	171,860
Proceeds from real estate venture sales	9,730	60,346	145,416
Issuance of mortgage note receivable	—	(175,172)	—
Proceeds from repayment of mortgage notes receivable	3,341	192	151
Proceeds from repayment of a capital lease	—	181	—
Capital expenditures for tenant improvements	(67,258)	(65,264)	(60,586)
Capital expenditures for redevelopments	(53,846)	(48,231)	(34,679)
Capital expenditures for developments	(77,192)	(99,104)	(66,915)
Advances for the purchase of tenant assets, net of repayments	(1,035)	410	18
Investment in unconsolidated Real Estate Ventures	(253)	(908)	(6,638)
Deposits for real estate	(4,181)	(8,234)	573
Escrowed cash	—	5,694	—
Capital distributions from Real Estate Ventures	35,906	6,526	20,781
Leasing costs paid	(15,485)	(18,407)	(17,657)
Net cash provided by (used in) investing activities	(130,659)	(214,506)	79,801
Cash flows from financing activities:
Repayments of mortgage notes payable	(7,595)	(122,180)	(4,931)
Proceeds from credit facility borrowings	348,500	455,500	341,000
Repayments of credit facility borrowings	(441,000)	(363,000)	(341,000)
Proceeds from unsecured notes	216,373	—	550,131
Repayments of unsecured notes	—	—	(628,590)
Debt financing costs paid	(1,965)	(3,430)	(4,727)
Redemption of preferred shares	—	—	(100,000)
Proceeds from the exercise of stock options	3,771	—	1,229
Proceeds from the issuance of common units	—	416	51,225
Shares used for employee taxes upon vesting of share awards	(1,554)	(1,494)	(674)
Partner contributions to consolidated real estate venture	27	16	85
Partner distributions from consolidated real estate venture	—	(94)	(48)
Repurchase and retirement of common shares	(17,282)	(21,841)	—
Redemption of limited partnership units	—	(7,043)	—
Distributions paid to preferred and common partnership units	(134,887)	(129,924)	(117,258)
Net cash used in financing activities	(35,612)	(193,074)	(253,558)
Increase/(Decrease) in cash and cash equivalents and restricted cash	67,959	(180,231)	8,824
Cash and cash equivalents and restricted cash at beginning of year	23,211	203,442	194,618
Cash and cash equivalents and restricted cash at end of period	$91,170	$23,211	$203,442

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$22,842	$202,179	$193,919
Restricted cash, beginning of period	369	1,263	699
Cash and cash equivalents and restricted cash, beginning of period	$23,211	$203,442	$194,618

Cash and cash equivalents, end of period	$90,499	$22,842	$202,179
Restricted cash, end of period	671	369	1,263
Cash and cash equivalents and restricted cash, end of period	$91,170	$23,211	$203,442

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2019, 2018 and 2017 of $2,246, $3,586, and $3,527, respectively	$66,508	$76,858	$83,139
Cash paid for income taxes	1,385	405	225
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	33,815	33,632	32,456
Change in construction-in-progress related to non-cash disposition of land	—	27,231	—
Change in deferred income, gains and rent to the non-cash disposition of land	—	(29,780)	—
Change in investment in real estate ventures as a result of dispositions	1,806	14,169	(64,792)
Change in Notes receivable as a result of a noncash acquisition of an operating property	—	130,742	—
Change in real estate ventures as a result of other than temporary impairment	—	(4,076)	(4,844)
Change in operating real estate related to a non-cash acquisition of an operating property	—	(20,653)	—
Change in intangible assets, net related to non-cash acquisition of an operating property	—	(3,144)	—
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	182	—
Change in investments in joint venture related to non-cash acquisition of property	—	(16,832)	—
Change in mortgage notes payable related to acquisition of an operating property	—	9,940	—
Change in capital expenditures financed through accounts payable at period end	(10,618)	8,784	(6,593)
Change in capital expenditures financed through retention payable at period end	(946)	(2,912)	(159)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2019, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company".
As of December 31, 2019, the Company owned 95 properties that contained an aggregate of approximately 16.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties, as of December 31, 2019, excludes one development property and four redevelopment properties under construction or committed for construction (collectively, the “Core Properties”). The Properties were comprised of the following as of December 31, 2019:

	Number of Properties	Rentable Square Feet
Office properties	86	15,450,417
Mixed-use properties	4	659,625
Core Properties	90	16,110,042
Development property	1	204,108
Redevelopment properties	4	397,237
The Properties	95	16,711,387

In addition to the Properties, as of December 31, 2019, the Company owned land held for development comprised of 234.7 acres of undeveloped land, of which 35.2 acres were held for sale. The Company also held leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2019, the total potential development that these land parcels could support, under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to the 35.2 acres held for sale. As of December 31, 2019, the Company also owned economic interests in seven unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through six management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”) and Brandywine Brokerage Services, LLC (“BBS”). BRSCO, BMI and BPI are each a taxable REIT subsidiary. BBS, BBL, and BPM are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2019, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM and BBS. As of December 31, 2019, the Management Company subsidiaries were managing properties containing an aggregate of approximately 24.3 million net rentable square feet, of which approximately 16.7 million net rentable square feet related to Properties owned by the Company and approximately 7.6 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revision of Previously Issued Financial Statements
The Company’s comparative 2017 and 2018 results have been adjusted to correct for the effects of errors discovered during the second quarter of 2019 relating to the purchase price allocation and depreciable lives for two acquisitions made in a prior period. The Company has evaluated the impact of the errors to the previously issued financial statements and concluded that the errors were immaterial to the previously issued financial statements; however, to correct the cumulative effect of the errors in 2019 would significantly impact the 2019 financial statements. Accordingly, the previously issued financial statements have been corrected. The corrections to the balance sheets include a reduction in cumulative earnings and operating properties and an increase to accumulated depreciation. The corrections to the prior period income statements result in an increase in depreciation and amortization and property operating expenses in each period, and an increase in net gain on disposition of real estate for the for the twelve months ended December 31, 2017. In addition, the impact of an immaterial out of period depreciation adjustment, which was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, has been reflected in the correct period.

The following tables and paragraphs present line items of the previously issued financial statements that have been corrected as a result of the revision:
Balance sheet impacts (in thousands):

	December 31, 2018
Balance Sheet:	As previously reported	Adjustments	As adjusted
Assets (Parent Company and Operating Partnership)
Operating properties	3,953,319	(1,600)	3,951,719
Accumulated depreciation	(865,462)	(19,945)	(885,407)
Operating real estate investments, net	3,087,857	(21,545)	3,066,312
Total assets	4,098,521	(21,545)	4,076,976

Equity (Parent Company)
Additional Paid-in Capital	3,200,850	(538)	3,200,312
Cumulative Earnings	796,513	(20,888)	775,625
Total Brandywine Realty Trust's equity	1,820,253	(21,426)	1,798,827
Noncontrolling interests	12,320	(119)	12,201
Total beneficiaries' equity	1,832,573	(21,545)	1,811,028
Total liabilities and beneficiaries' equity	4,098,521	(21,545)	4,076,976

Equity (Operating Partnership)
General Partnership Capital	1,813,136	(21,545)	1,791,591
Total Brandywine Operating Partnership, L.P.'s equity	1,817,861	(21,545)	1,796,316
Total partners' equity	1,820,053	(21,545)	1,798,508
Total liabilities and partners' equity	4,098,521	(21,545)	4,076,976

Statement of Beneficiaries’ / Partners’ Equity impacts (in thousands):

	Twelve months ended December 31, 2018
Brandywine Realty Trust	As previously reported	Adjustments	As adjusted
Statement of Beneficiaries' Equity:
Additional paid-in capital, beginning of period	3,218,564	(487)	3,218,077
Cumulative earnings, beginning of period	660,174	(19,081)	641,093
Noncontrolling interest, beginning of period	17,420	(162)	17,258
Additional paid-in capital, December 31, 2018	3,200,850	(538)	3,200,312
Cumulative earnings, December 31, 2018	796,513	(20,888)	775,625
Noncontrolling interests, December 31, 2018	12,320	(119)	12,201

Brandywine Operating Partnership
Statement of Partners' Equity:
Partner Capital, beginning of period	1,815,411	(19,727)	1,795,684
Partner Capital, December 31, 2018	1,813,136	(21,545)	1,791,591

	Twelve months ended December 31, 2017
Brandywine Realty Trust	As previously reported	Adjustments	As adjusted
Statement of Beneficiaries' Equity:
Additional paid-in capital, beginning of period	3,258,870	(484)	3,258,386
Cumulative earnings, beginning of period	539,319	(18,405)	520,914
Noncontrolling interest, beginning of period	17,093	(160)	16,933
Additional paid-in capital, December 31, 2017	3,218,564	(487)	3,218,077
Cumulative earnings, December 31, 2017	660,174	(19,081)	641,093
Noncontrolling interests, December 31, 2017	17,420	(162)	17,258

Brandywine Operating Partnership
Statement of Partners' Equity:
Partner Capital, beginning of period	1,762,764	(19,049)	1,743,715
Partner Capital, December 31, 2017	1,815,411	(19,727)	1,795,684

Statement of Operations impacts:
Net income for the twelve months ended December 31, 2018 and 2017 has been reduced by $1.8 million and $0.7 million respectively, with a $0.01 decrease to basic and diluted income per common share and per common partnership unit for the twelve months ended December 31, 2018. There was a $0.01 decrease to basic income per common share and per common partnership unit for the twelve months ended December 31, 2017. There was no change to the previously reported diluted income per common share or per common partnership unit for the twelve months ended December 31, 2017.
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
As of December 31, 2019 and 2018, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $392.0 million and $414.3 million, respectively, and total liabilities of $255.6 million and $254.1 million, respectively.
When an entity is not deemed to be a VIE, the Company consolidates entities for which it has significant decision making control over the entity’s operations. The Company’s judgment with respect to its level of influence or control of an entity involves consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as managing member. The portion of the consolidated entities that are not owned by the Company is presented as noncontrolling interest as of and during the periods consolidated. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The Company generally expects that acquisitions of real estate or in-substance real estate will not meet the definition of business and therefore are accounted for as asset acquisitions, unless specifically noted otherwise. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are written off.
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
The Company allocates the purchase price of properties considered to be business combinations and asset acquisitions to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancellable term of the lease (including the below market fixed renewal periods that are considered probable, if applicable). Capitalized above-market lease values are amortized as a reduction of rental income over the remaining noncancellable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining noncancellable terms of the respective leases, including any below market fixed-rate renewal option periods that are considered probable.
Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance, and other operating expenses, and estimates of lost rents at market rates during the expected lease-up periods, which primarily range from four to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of the accounting standard governing asset retirement obligations and when necessary, will record a conditional asset retirement obligation as part of its purchase price. The Company also evaluates tenant relationships on a tenant-specific basis. On most of the Company’s acquisitions, this intangible has not been material and, as a result, no value has been assigned.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including in-place lease values and tenant relationship values, is charged to expense and market rate adjustments (above or below) are recorded to revenue.
Depreciation and Amortization
The costs of buildings and improvements are depreciated using the straight-line method based on the following useful lives: buildings and improvements (5 to 55 years) and tenant improvements (the shorter of (i) the life of the asset (1 to 16 years) or (ii) the lease term).
Construction-in-Progress
Project costs directly associated with the development and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes, and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. See Note 3, ''Real Estate Investments," for more information related to the capitalization of project costs.
Ground Leases
The Company is the lessee under long-term ground leases classified as operating leases. The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The Company utilizes a market-based approach to estimate the IBR for each individual lease. The base IBR is estimated utilizing observable mortgage and corporate bond rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease.

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2019. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

The most recent CPI adjustment is used to determine the present value of the lease payments for an indexed lease and ultimately the right of use asset and corresponding lease liability. Rent payments for amounts in excess of this estimated growth rate will be expensed on a cash basis as incurred and are considered variable lease costs.

Impairment of Real Estate Investments
The Company reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company updates leasing and other assumptions regularly, paying particular attention to real estate investments where there is an event or change in circumstances that indicates an impairment in value. Additionally, the Company considers strategic decisions regarding the future development plans for real estate investment under development and other market factors. For real estate investments to be held and used, the Company analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that the Company will dispose of assets earlier, it analyzes the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various probable hold periods. If the recoverability analysis indicates that the carrying value of the tested real estate investment is not recoverable, the real estate investment is written down to its fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when the Company’s plans change, it revises its recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with its revised plans.
Estimated future cash flows used in such analysis are based on the Company’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Future cash flows are discounted when determining fair value of an asset. Most of these assumptions are influenced by our direct experience with the real estate investments and their markets as well as market data obtained from real estate leasing and brokerage firms.
Assets Held for Sale
The Company generally reclassifies assets to held for sale when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the real estate investment within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a real estate investment is designated as held for sale, the Company stops depreciating the real estate investment and estimates the real estate investment’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the real estate investment, an impairment is recognized, reducing the net carrying value of the real estate investment to estimated fair value less selling costs. For periods in which a real estate investment is classified as held for sale, the Company classifies the assets and liabilities, as applicable, of the real estate investment as held for sale on the consolidated balance sheet for such periods.
Impairment of Land Held for Development
When demand for build-to-suit properties declines and the ability to sell land held for development deteriorates, or other market factors indicate possible impairment in the recoverability of land held for development, it is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value.  Estimated fair value is generally determined using a market valuation approach, comparing the subject property to recent comparable market transactions in a similar location; or using estimated cash flows.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in money market accounts with financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions. The Company does not invest its available cash balances in money market funds. As such, available cash balances are appropriately reflected as cash and cash equivalents on the consolidated balance sheets.
Restricted Cash
Restricted cash consists of cash held as collateral to provide credit enhancement for the Company’s mortgage debt, cash for property taxes, capital expenditures and tenant improvements. Restricted cash also includes cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties. Restricted cash is included in “Other assets” in the consolidated balance sheets.
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
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts. The allowance for doubtful accounts is an estimate based on the Company's experience of the probability of future events confirming a loss and represents the estimated probable losses. For tenant receivables, the allowance is calculated by applying a range of loss percentages to receivable aging categories. For accrued rent receivables, the allowance is calculated by assigning risk factors by industry which are primarily based on the Company's historical collection and charge-off experience adjusted for current market conditions, which requires management's judgment.
Investments in Unconsolidated Real Estate Ventures
Under the equity method, investments in real estate ventures are recorded initially at cost and subsequently adjusted for equity in earnings, contributions, distributions, and impairments. For real estate ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense to the extent that it is recoverable using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time, the Company ceases capitalizing interest to its investment basis.
At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in a real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary. To the extent that an other than temporary impairment has occurred, an impairment charge is recorded in the amount of the excess of the carrying amount of the investment over the estimated fair value. Management is required to make significant judgments about the estimated fair value of its investments to determine if an impairment exists. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models.
When the Company acquires an interest in or contributes assets to a real estate venture project, the difference between the Company’s cost basis in the investment and the value of the real estate venture or asset contributed is amortized over the life of the related assets, intangibles, and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated Real Estate Ventures.
Deferred Costs
Certain costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of third-party and internal leasing commissions that are amortized using the straight-line method over the life of the respective lease which generally ranges from 1 to 16 years. Management re-evaluates the remaining useful lives of leasing costs in conjunction with changes in the respective lease term.

Notes Receivable
The Company accounts for notes receivable on its balance sheet at amortized cost, net of allowance for loan losses. Interest income is recognized over the term of the notes receivable and is calculated based on the contractual terms of each note agreement.
Notes receivable are placed on nonaccrual status when management determines, after considering economic and business conditions and collection efforts, that the loans are impaired, or collection of interest is doubtful. Uncollectible interest previously accrued is recognized as bad debt expense. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received.
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
Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. As of December 31, 2019 and 2018, the Company does not have any leases classified as direct-financing or sales-type leases. The operating leases have various expiration dates.
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

The Company’s lease revenue is impacted by the Company’s determination of whether improvements to the property, whether made by the Company or by the tenant, are landlord assets. The determination of whether an improvement is a landlord asset requires judgment. In making this judgment, the Company’s primary consideration is whether an improvement would be utilizable by another tenant upon the then-existing tenant vacating the improved space. If the Company has funded an improvement that it determines not to be landlord assets, then it treats the cost of the improvement as a lease incentive. If the tenant has funded an improvement that the Company determines to be landlord assets, then the Company treats the costs of the improvement as deferred revenue and amortizes these costs into revenue over the lease term.

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

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. As the timing and pattern of revenue recognition is the same, rents and tenant reimbursements are treated as a combined lease component and included in the "Rents" caption within the Company's consolidated statements of operations.

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

Point of Sale Revenue
Point of sale revenue consists of parking, restaurant, and flexible stay revenue from the Company’s hotel operations. Point of sale service obligations are performed daily, and the customer obtains control of those services simultaneously as they are performed. Accordingly, revenue is recorded on an accrual basis as it is earned, coinciding with the services that are provided to the Company’s customers. Parking and flexible stay revenue is recognized within rents and restaurant income is recognized within other income on the consolidated statements of operations.
Third party management fees, labor reimbursement, and leasing
The Company performs property management services for third-party property owners of real estate that consist of: (i) providing leasing services, (ii) property inspections, (iii) repairs and maintenance monitoring, and (iv) financial and accounting oversight. For these services, the Company earns management fees monthly, which are based on a fixed percentage of each managed property’s financial results, and is reimbursed for the labor costs incurred by its property management employees as services are rendered to the property owners. The Company determined that control over the services is passed to its customers simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to the Company’s customers.
Lease commissions are earned when the Company, as a broker for the third party property owner, executes a lease agreement with a tenant. Based on the terms of the Company’s lease commission contracts, the Company's performance obligation to the customer has been completed upon execution of each lease agreement. The Company’s lease commissions are earned based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.
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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 18, ''Segment Information,” for further information) during the year ended December 31, 2019 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Metropolitan Washington, D.C.	Other	Corporate (a)	Total
Fixed rent	$178,481	$125,969	$62,232	$39,420	$7,834	$(2,412)	$411,524
Variable rent	58,580	14,282	34,748	4,029	3,080	(495)	114,224
Total lease revenue	237,061	140,251	96,980	43,449	10,914	(2,907)	525,748
Amortization of deferred market rents	3,745	(12)	4,638	—	486	—	8,857
Daily parking & hotel flexible stay	18,665	174	165	824	232	—	20,060
Total rents	259,471	140,413	101,783	44,273	11,632	(2,907)	554,665
Third party management fees, labor reimbursement and leasing	876	43	1,956	6,922	2,915	6,914	19,626
Other income	3,422	628	418	303	11	1,344	6,126
Total revenue	$263,769	$141,084	$104,157	$51,498	$14,558	$5,351	$580,417

(a)	Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.
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
The tax basis of the Parent Company’s assets was $3.2 billion and $3.3 billion for the years ended December 31, 2019 and December 31, 2018, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2019, 2018 or 2017.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2019 and December 31, 2018.

Operating Partnership
In general, the Operating Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Operating Partnership are required to include their respective share of the Operating Partnership’s profits or losses in their respective tax returns. The Operating Partnership’s tax returns and the amount of allocable partnership profits and losses are subject to examination by federal and state taxing authorities. For any year beginning on or after January 1, 2018, the Operating Partnership can be assessed with federal income tax in the course of an audit by the IRS. Under the new partnership audit rules included in the Bipartisan Budget Act of 2015, the Operating Partnership has the option to make a push-out election and allocate the partnership adjustments to all the former partners for the tax year under audit.
The tax basis of the Operating Partnership’s assets was $3.2 billion and $3.3 billion for the years ended December 31, 2019 and December 31, 2018, respectively.
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
Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted shares and performance-based shares. The Company's share-based employee compensation plan is described more fully in Note 14, ''Share Based Compensation, 401(k) Plan and Deferred Compensation."
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
New Accounting Pronouncements Adopted
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

The Company adopted Topic 842 effective January 1, 2019. In applying the modified retrospective transition method, the Company elected the package of practical expedients available for implementation, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

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

While adoption of the practical expedient allows the Company to not revisit the classification of existing leases, the Company measured the present value of the future lease payments for each ground lease agreement for which the Company is the lessor and recognized a right of use asset and lease liability in the aggregate amount of $22.4 million, each as of January 1, 2019.

New Accounting Pronouncements Issued but not yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The guidance is effective for the Company on January 1, 2020. The Company has evaluated the impact of this new guidance on reserves for notes receivable, and has concluded that the guidance will not have a material impact on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS
As of December 31, 2019 and 2018, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2019	December 31, 2018
Land	$489,702	$487,301
Building and improvements	3,049,395	3,048,889
Tenant improvements	467,362	415,529
Total	$4,006,459	$3,951,719

Construction-in-Progress
Internal direct construction costs totaling $7.4 million in 2019, $7.0 million in 2018, and $6.1 million in 2017 and interest totaling $3.2 million in 2019, $3.6 million in 2018, and $3.1 million in 2017 were capitalized related to the development of certain properties and land holdings.
During the years ended December 31, 2019, 2018 and 2017, the Company’s internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2019	2018	2017
Development	$3,047	$3,185	$4,390
Redevelopment	775	968	319
Tenant Improvements	3,609	2,811	1,354
Total	$7,431	$6,964	$6,063

2019 Acquisitions
During the year ended December 31, 2019, the Company did not acquire any properties from a third party.
2018 Acquisitions
On December 19, 2018, the Company acquired an office property containing 120,559 rentable square feet located at 4516 Seton Center Parkway in Austin, Texas, known as Quarry Lake II, for a gross purchase price of $39.5 million.
On December 11, 2018, the Company acquired from DRA Advisors (“DRA”), its 50% ownership interest in the G&I Austin Office LLC real estate venture (the "Austin Venture”) for an aggregate purchase price of $535.1 million. The Austin Venture owned twelve office properties (“the Austin Venture Portfolio”) containing an aggregate 1,570,123 square feet located in Austin, Texas. As a result of the acquisition, the Company acquired complete ownership of the Austin Venture Portfolio. The aggregate purchase price reflects the sum of: (i) the amount of such investment plus (ii) a $103.8 million non-cash accounting remeasurement gain related to the Company’s original investment in the Austin Venture Portfolio, reflected in the “Net gain on real estate venture transactions” in the consolidated statements of operations plus (iii) $28.3 million on account of the value of the Company’s promoted interest in the Austin Venture plus (iv) $14.6 million on account of the carrying amount of the Company’s original investment in the Austin Venture Portfolio. At settlement, the Company assumed $115.5 million of mortgage debt and received a credit at settlement of $130.7 million for a note receivable provided to the Austin Venture on November 1, 2018. This note receivable was used to repay one of Austin Venture’s mortgage loans prior to the December 11, 2018 acquisition date. The Company also obtained working capital of $24.9 million. Subsequent to receiving cash proceeds for its promoted interest in the Austin Venture and recognizing a remeasurement gain, the Company funded the acquisition with an aggregate cash payment of $117.3 million. Additionally, the assumed mortgage debt of $115.5 million was repaid at settlement. Both cash payments were funded through borrowings under the Company’s unsecured credit facility. The Company recognized a $28.3 million gain on its promoted interest in the Austin Venture, reflected in the caption “Gain on promoted interest in unconsolidated real estate venture” in the consolidated statements of operations. The gain on promoted interest was based off of the returns earned over the duration of the Austin Venture and the returns were determined based on operating results and real estate valuation of the venture.
The Company previously accounted for its 50% non-controlling interest in the Austin Venture under the equity method of accounting. As a result of the Company’s acquisition of DRA’s 50% ownership interest in the Austin Venture, the Company obtained control of Austin Venture and the Company’s existing investment balance was remeasured based on the fair value of the underlying properties acquired and the existing distribution provisions under the relevant partnership agreement, including the Company’s entitlement to a distribution on account of its promoted interest.
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
The Company’s acquisition of the 35% ownership interest in Four Tower Bridge from its former partner resulted in the consolidation of the property. The unencumbered acquisition value of $23.6 million was determined under the comparative sales approach, which utilized observable transactions within the Conshohocken submarket.

The acquisition values have been allocated as follows (in thousands):

	Quarry Lake II	Austin Venture Portfolio	Four Tower Bridge
Acquisition Date	12/19/2018	12/11/2018	1/5/2018
Building, land and improvements	$35,120	$457,390	$20,734
Intangible assets acquired	5,809	76,925	3,144
Below market lease liabilities assumed	(1,524)	(13,769)	(182)
Deferred gain (a)	—	14,594	—
Total unencumbered acquisition value	$39,405	$535,140	$23,696
Mortgage debt assumed - at fair value (b)	—	—	(9,940)
Total encumbered acquisition value	$39,405	$535,140	$13,756

Total unencumbered acquisition value	39,405	535,140	23,696
Mortgage debt assumed - at fair value (b)	—	—	(9,940)
Mortgage debt repaid at settlement (c)	—	(115,461)	—
Investment in unconsolidated real estate ventures	—	(14,594)	(3,502)
Gain on promoted interest in unconsolidated real estate venture	—	(28,283)	—
Gain on real estate venture transactions	—	(103,847)	(11,633)
Purchase price reduction for note receivable (d)	—	(130,742)	—
Net working capital assumed	(368)	(24,865)	1,379
Total cash payment at settlement	$39,037	$117,348	$—
Weighted average amortization period of intangible assets	0	5.5 years	4.1 years
Weighted average amortization period of below market liabilities assumed	3.0 years	4.6 years	4.8 years

(a)	Represents a deferred gain recognized at settlement, which resulted in a reduction of the acquisition value.

(b)	The outstanding principal balance on mortgage debt for Four Tower Bridge, assumed on January 5, 2018, was $9.7 million.

(c)	On December 11, 2018, the Company assumed $115.5 million of mortgage debt which was repaid in full at settlement.

(d)	Represents a note receivable due from the DRA Austin Venture that represents a purchase price reduction.
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
The unaudited pro forma information below summarizes the Company’s combined results of operations for the years ended December 31, 2018 and December 31, 2017, respectively, as though the acquisition of the Austin Venture Portfolio was completed on January 1, 2017. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods (in thousands).

	December 31,
	2018	2017
Pro forma revenue	$602,713	$582,244
Pro forma net income	134,142	115,475
Pro forma net income available to common shareholders	134,142	115,475

2017 Acquisitions
On October 13, 2017, the Company acquired, through a 99-year prepaid ground lease, the leasehold interest in an office property containing 282,709 rentable square feet located at 3025 Market Street in Philadelphia, Pennsylvania, known as The Bulletin Building, for a gross purchase price of $35.0 million. The purchase price and acquisition-related costs have been allocated as follows (in thousands):

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
On July 28, 2017, the Company acquired an office building containing 58,587 rentable square feet located at 3000 Market Street, in Philadelphia, Pennsylvania, for $32.7 million. The purchase price and acquisition-related costs have been allocated as follows (in thousands):

July 28, 2017
Building, land and improvements	$32,004
Intangible assets acquired (a)	2,562
Below market lease liabilities assumed (b)	(1,818)
$32,748

(a)	Weighted average amortization period of 5.9 years.

(b)	Weighted average amortization period of 6.0 years.
3000 Market Street contributed approximately $0.8 million of revenue and a $0.5 million of net loss in the Company’s consolidated statements of operations, for the period from July 28, 2017 through December 31, 2018.

Dispositions
The following table summarizes the properties sold during the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/ Acres	Sales Price	Gain/(Loss) on Sale (a)
1900 Gallows Rd	September 11, 2019	Vienna, VA	Office	210,632	$36,400	$(367)
9 Presidential Boulevard	March 15, 2019	Bala Cynwyd, PA	Land	2.7 Acres	5,325	751
Subaru National Training Center (b)	December 21, 2018	Camden, NJ	Mixed-use	83,000	45,300	2,570
Rockpoint Portfolio (c)	December 20, 2018	Herndon, VA	Office	1,293,197	312,000	397
20 East Clementon Road	June 21, 2018	Gibbsboro, NJ	Office	38,260	2,000	(35)
Garza Ranch - Office (d)	March 16, 2018	Austin, TX	Land	6.6 acres	14,571	1,515
Westpark Land	January 10, 2018	Durham, NC	Land	13.1 acres	485	22
11, 14, 15, 17 and 18 Campus Boulevard (Newtown Square)	November 22, 2017	Newtown Square, PA	Office	252,802	42,000	19,642
630 Allendale Road	October 31, 2017	King of Prussia, PA	Office	150,000	17,500	3,605
50 E. Swedesford Square	September 13, 2017	Malvern, PA	Land	12.0 acres	7,200	882
Bishop's Gate	July 18, 2017	Mount Laurel, NJ	Land	49.5 acres	6,000	71
Two, Four A, Four B and Five Eves Drive (Evesham Corporate Center) (e)	June 27, 2017	Marlton, NJ	Office	134,794	9,700	(325)
7000 Midlantic Drive	June 12, 2017	Mount Laurel, NJ	Retail	10,784	8,200	1,413
Garza Ranch - Multi-family (d)	April 28, 2017	Austin, TX	Land	8.4 acres	11,800	1,311
200, 210 & 220 Lake Drive East (Woodland Falls)	March 30, 2017	Cherry Hill, NJ	Office	215,465	19,000	(249)
Philadelphia Marine Center (Marine Piers) (f)	March 15, 2017	Philadelphia, PA	Mixed-use	181,900	21,400	6,498
11700, 11710, 11720 & 11740 Beltsville Drive (Calverton) (g)	March 13, 2017	Beltsville, MD	Office	313,810	9,000	—
Gateway Land - Site C	February 15, 2017	Richmond, VA	Land	4.8 acres	1,100	—
1200 & 1220 Concord Avenue (Concord Airport Plaza)	February 2, 2017	Concord, CA	Office	350,256	33,100	551
Garza Ranch - Hotel (d)	January 30, 2017	Austin, TX	Land	1.7 acres	3,500	192

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

(b)
During the third quarter of 2018, the tenant, Subaru, exercised its purchase option for the Subaru National Training Center Development. The lease with Subaru was classified as a direct finance lease within "Other assets" on the consolidated balance sheets. In connection with the lease, the Company recognized $1.6 million in interest income during the twelve months ended December 31, 2018, in accordance with accounting guidance for direct finance leases under ASC 840.

(c)	For information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures.”

(d)
The Company had continuing involvement in these properties through a completion guaranty, which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcels. The Company recorded the cash received at settlement as “Deferred income, gains and rent” on the consolidated balance sheet. The Company subsequently recognized the land sales and the $3.0 million gain on sale during the twelve months ended December 31, 2018 upon substantial completion of the infrastructure improvements and transfer of control to the buyer.

(e)
As of March 31, 2017, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment under the undiscounted cash flow model. Based on the Company’s evaluation, it was determined that due to the reduction in the Company’s intended hold period of four properties located in the Other segment, the Company would not recover the carrying values of these properties. Accordingly, the Company recorded impairment charges on these properties of $1.0 million at March 31, 2017, which reduced the aggregate carrying values of the properties from $10.2 million to their estimated fair value of $9.2 million. The Company measured these impairments based on a discounted cash flow analysis, using a hold period of 10 years and residual capitalization rates and discount rates of 9.00% and 9.25%, respectively. The results were comparable to indicative pricing in the market. The assumptions used to determine fair value under the income approach are Level 3 inputs in accordance with the fair value hierarchy. The loss on sale in the table above represents additional closing costs.

(f)
On the closing date, the buyer paid $12.0 million in cash and the Company received cash proceeds of $11.2 million, after closing costs and prorations. The $9.4 million balance of the purchase price was due on (a) January 31, 2020, in the event that the tenant at the Marine Piers does not exercise an option it holds to extend the term of the sublease or (b) January 15, 2024, in the event that the tenant does exercise the option to extend the term of the sublease. The Company determined that it was appropriate to recognize the sale of the sublease interest in the Marine Piers and to defer the remaining $9.4 million balance due under the purchase and sale agreement until collectability can be determined. During the first quarter of 2019, the tenant at the Marine Piers exercised its option to extend the term of its sublease. As a result, the $9.4 million balance of the purchase price is due on January 15, 2024, and the Company will recognize the additional gain on sale when the gain is realized or realizable.

(g)	During the twelve months ended 2017, there was a price reduction of $1.7 million under the agreement of sale and additional impairment of $1.7 million was recognized.

During the year ended December 31, 2019, the Company also recorded a $1.0 million gain related to contingent consideration received related to a land sale that closed in a prior period in the Other segment. We also received additional proceeds from a sale that closed in a prior year related to a property in the Metropolitan Washington D.C. segment resulting in $0.7 million of additional gain on sale.
Held for Use Impairment
As of December 31, 2019, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairments were identified during the twelve months ended December 31, 2019.
As of December 31, 2018, the Company evaluated the recoverability of the carrying values of certain properties that triggered an assessment under the undiscounted cash flow model. Based on its evaluation, the Company determined it would not recover the carrying value of one property in its Other segment, 1900 Gallows Road, located in Vienna, Virginia, due to a reduction in the intended hold period. Accordingly, the Company recorded an impairment of $14.8 million at December 31, 2018, reflected in the results for the twelve months ended December 31, 2018, which reduced the carrying value of the property from $52.8 million to its estimated fair value of $38.0 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and a residual capitalization rate and discount rate of 7.5% and 9.5%, respectively. The result was comparable to indicative pricing in the market.
Held for Sale
As of December 31, 2019, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets.
As of December 31, 2018, the Company determined that the sale of three parcels of land (two within the Other segment and one with Pennsylvania Suburbs segment) totaling 37.9 acres was probable and classified these properties as held for sale. As such, $11.6 million was classified as “Assets held for sale, net” on the consolidated balance sheets.
As of December 31, 2019 and 2018, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. The fair value of the properties is based on the pricing in the purchase and sale agreement.
Held for Sale Impairment
During the year ended December 31, 2018, the Company determined that the sale of eight office properties, known as the Rockpoint Portfolio, containing 1,293,197 rentable square feet, in the Metropolitan Washington, D.C. segment, was probable and classified these properties as held for sale and, as a result, recognized an impairment of $56.9 million. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of ten years and residual capitalization rates and discount rates of 7.47% and 8.60%, respectively. The results were comparable to indicative pricing in the market. The Rockpoint Portfolio was sold during the fourth quarter of 2018. See the “Dispositions” section above for further information relating to this sale.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2019, the Company held ownership interests in seven unconsolidated real estate ventures for an aggregate investment balance of $120.3 million. The Company formed or acquired interests in the Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of December 31, 2019, three of the real estate ventures owned properties that contained an aggregate of approximately 5.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.
The Company accounts for its interests in the Real Estate Ventures, which range from 15% to 70%, using the equity method. Certain of the Real Estate Ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from its Real Estate Ventures of $4.3 million, $6.3 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company earned leasing commission income from the Real Estate Ventures of $1.7 million, $2.5 million and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company has outstanding accounts receivable balances from its Real Estate Ventures of $0.8 million for both the years ended December 31, 2019 and 2018.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the historical financial information of the individual real estate ventures. The Company does not record operating losses of a real estate venture in excess of its investment balance unless the Company is liable for the obligations of the real estate venture or is otherwise committed to provide financial support to the real estate venture.
The Company’s investment in Real Estate Ventures as of December 31, 2019 and 2018, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Ownership Percentage (a)	Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%, gross
		2019	2018	2019	2018	2019	2018
Office Properties
Brandywine - AI Venture LLC	50%	$10,116	$11,731	$(2,800)	$(14,559)	$—	$26,111
Herndon Innovation Center Metro Portfolio Venture, LLC	15%	16,446	47,834	(498)	83	207,302	—
MAP Venture	50%	(70)	11,173	(6,102)	(2,155)	185,000	185,000
PJP VII	25% (b)	—	1,100	190	157	—	3,777
PJP II	30% (b)	—	663	81	179	—	2,214
PJP VI	25% (b)	—	125	(185)	71	—	7,069
Austin Venture	50% (c)	—	—	—	1,687	—	—
Other
1919 Venture	50%	17,524	19,897	328	253	88,860	88,860
evo at Cira Centre South Venture	50%	—	—	—	(358)	—	—
Development Properties
4040 Wilson Venture (d)	50%	37,002	37,371	(368)	(192)	114,845	57,288
JBG - 51 N Street (d)	70%	21,531	21,368	(313)	(137)	—	—
JBG - 1250 First Street Office (d)	70%	17,745	17,838	(255)	(260)	—	—
		$120,294	$169,100	$(9,922)	$(15,231)	$596,007	$370,319

(a)	Ownership percentage represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.

(b)	On October 29, 2019. The Company sold its interest in PJP II, PJP VI and PJP VII. See "PJP Ventures" section below for more information on the disposal.

(c)	The Company’s purchased its partner’s entire 50% interest in this venture on December 11, 2018. Refer to the "Austin Venture" section below for more information.

(d)	This entity is a VIE.

The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019
	MAP Venture	Brandywine-AI Venture LLC	Other	Total
Net property	192,582	24,651	617,134	$834,367
Other assets (a)	256,453	3,000	82,549	342,002
Other liabilities (a)	266,200	824	23,047	290,071
Debt, net (b)	181,525	—	403,543	585,068
Equity (c)	1,310	26,827	273,093	301,230

	December 31, 2018
	MAP Venture	Brandywine-AI Venture LLC	Other	Total
Net property	198,043	47,043	590,897	835,983
Other assets (a)	65,465	11,206	82,828	159,499
Other liabilities (a)	59,348	2,002	24,331	85,681
Debt, net (b)	180,555	26,020	159,132	365,707
Equity (c)	23,605	30,227	490,262	544,094

(a)	The increase is primarily due to the recording of lease related assets and liabilities of $197.1 million and $206.4 million, respectively, for MAP Venture in connection with the adoption of Topic 842.

(b)
The increase is primarily due to third-party debt financing received by Herndon Innovation Center Venture during 2019. See “Herndon Innovation Center Metro Portfolio Venture” section below for further information.

(c)
This amount does not include the effect of the basis difference between the Company's historical cost basis and the basis recorded at the Real Estate Venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third party interests in existing Real Estate Ventures, and upon the transfer of assets that were previously owned by the Company into a Real Estate Venture. In addition, certain acquisition, transaction, and other costs may not be reflected in the net assets at the Real Estate Venture level.

The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during the twelve-month periods ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019
	MAP Venture	Brandywine-AI Venture LLC	Other	Total
Revenue	$70,366	$6,022	$55,970	$132,358
Operating expenses	(47,362)	(2,912)	(21,510)	(71,784)
Provision for impairment	—	(5,664)	—	(5,664)
Interest expense, net	(9,752)	(698)	(11,458)	(21,908)
Depreciation and amortization	(25,413)	(2,514)	(25,404)	(53,331)
Loss on extinguishment of debt	—	—	(1,231)	(1,231)
Net loss	$(12,161)	$(5,766)	$(3,633)	$(21,560)
Ownership interest %	50%	50%	Various	Various
Company's share of net loss	$(6,081)	$(2,883)	$(901)	$(9,865)
Basis adjustments and other	(21)	83	(119)	(57)
Equity in loss of Real Estate Ventures	$(6,102)	$(2,800)	$(1,020)	$(9,922)

	Year Ended December 31, 2018
	MAP Venture	Austin Venture	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Revenue	$68,622	$53,476	$23,515	$163	$19,550	$165,326
Operating expenses	(41,056)	(22,994)	(10,483)	(256)	(7,246)	(82,035)
Interest expense, net	(12,690)	(9,083)	(3,478)	(123)	(4,400)	(29,774)
Depreciation and amortization	(18,891)	(19,226)	(8,991)	(409)	(6,309)	(53,826)
Provision for impairment	—	—	(20,832)	—	—	(20,832)
Loss on extinguishment of debt	(334)	(356)	(695)	—	—	(1,385)
Net income (loss)	$(4,349)	$1,817	$(20,964)	$(625)	$1,595	$(22,526)
Ownership interest %	50%	50%	50%	50%	Various	Various
Company's share of net income (loss)	$(2,175)	$909	$(10,482)	$(313)	$137	$(11,924)
Other than temporary impairment	—	—	(4,076)	—	—	(4,076)
Basis adjustments and other	20	778	(1)	(45)	17	769
Equity in income (loss) of Real Estate Ventures	$(2,155)	$1,687	$(14,559)	$(358)	$154	$(15,231)

	Year Ended December 31, 2017
	MAP Venture	Austin Venture	Brandywine-AI Venture LLC	evo at Cira Centre South	Other	Total
Revenue	$68,573	$85,500	$29,500	$12,285	$20,413	$216,271
Operating expenses	(40,035)	(35,997)	(12,298)	(3,075)	(7,935)	(99,340)
Interest expense, net	(13,677)	(13,985)	(4,707)	(4,092)	(3,752)	(40,213)
Depreciation and amortization	(21,202)	(34,026)	(11,428)	(4,512)	(7,272)	(78,440)
Loss on extinguishment of debt	—	(2,613)	(811)	—	—	(3,424)
Net income (loss)	$(6,341)	$(1,121)	$256	$606	$1,454	$(5,146)
Ownership interest %	50%	50%	50%	50%	Various
Company's share of net income (loss)	$(3,171)	$(560)	$128	$303	$1,436	$(1,864)
Other than temporary impairment	—	—	(4,844)	—	—	(4,844)
Basis adjustments and other	(272)	(429)	251	146	(1,294)	(1,598)
Equity in income (loss) of Real Estate Ventures	$(3,443)	$(989)	$(4,465)	$449	$142	$(8,306)

As of December 31, 2019, the aggregate principal payments of recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2020	$—
2021	114,845
2022	—
2023	273,860
2024	207,302
Thereafter	—
Total principal payments	596,007
Net deferred financing costs	(10,939)
Outstanding indebtedness	$585,068

PJP Ventures
On October 29, 2019, PJP II, PJP VII and PJP VI, three real estate ventures in which the Company owned a 25%-30% interest, each sold their sole operating office property, totaling 204,347 rentable square feet in Charlottesville, VA, at an aggregate sales price of $51.0 million. The Company received cash proceeds of $9.1 million after closing costs and related debt payoffs. The Company recorded an $8.0 million gain within the caption "Net gains on real estate venture transactions" within its consolidated statements of operations for the year ended December 31, 2019.
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

On March 29, 2019, Herndon Innovation Center obtained $134.1 million of third-party debt financing, secured by four properties within the venture, with an initial advance of $113.1 million. The remaining funds available under the loan have not yet been drawn. The Company received $16.7 million for its share of the cash proceeds on April 12, 2019. The loan bears interest at LIBOR + 1.95% capped at a total maximum interest rate of 5.45% - 6.45% over the term of the loan and matures on March 29, 2024. On April 11, 2019, the venture obtained an additional $115.3 million of third-party debt financing secured by the remaining four properties within the venture, with an initial advance of $94.2 million. The remaining funds available under the loan have not yet been drawn. The loan bears interest at LIBOR + 1.80% capped at a total maximum interest rate of 6.3% and matures on April 11, 2024. On April 12, 2019, the Company received $13.8 million for its share of the cash proceeds from the financing.
Austin Venture
The Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet located in Austin, Texas.
On October 16, 2013, the Company contributed a portfolio of seven office properties containing an aggregate of 1,398,826 rentable square feet located in Austin, Texas (the “Austin Properties”) to a newly-formed joint venture with G&I VII Austin Office LLC (“DRA”). DRA and the Company agreed to an aggregate gross sales price of $330.0 million subject to an obligation on the Company’s part to fund the first $5.2 million of post-closing capital expenditures, of which $0.8 million was funded by the Company during 2013 and the remaining $4.4 million was funded by the Company during the twelve months ended December 31, 2014. DRA owned a 50% interest in the Austin Venture and the Company owned a 50% interest in the Austin Venture, subject to the Company’s right to receive up to an additional 10% of distributions.
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
On October 18, 2017, the Austin Venture sold eight office properties in Austin, Texas containing 1,164,496 square feet for a gross sales price of $333.3 million. Seven of the properties were encumbered by $151.0 million of mortgage debt. The Company’s share of cash proceeds, after payment of the of the mortgage debt, closing costs and prorations, was $86.4 million. The Company’s share of the Austin Venture’s gain on sale was $40.1 million. Additionally, the Company recorded a deferred gain on sale of $12.1 million, which was established on the Company’s consolidated balance sheets when certain assets were contributed to the Austin Venture at formation. In accordance with the relevant guidance for the sales of real estate, the contributed properties qualified as a partial sale and a portion of the gain was deferred and accreted. The Company met the criteria to recognize the unaccreted portion of the deferred gain on the partial sale as the sales process was complete upon the Austin Venture selling the properties to a third party.

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

On December 11, 2018, the Company acquired DRA’s 50% ownership interest in the Austin Venture for an aggregate purchase price of $535.1 million. On the sale date, the Austin Venture owned twelve office properties containing an aggregate 1,570,123 square feet, located in Austin, Texas. See Note 3, ''Real Estate Investments," for further information.
Brandywine - AI Venture
As of December 31, 2019 Brandywine - AI Venture (BDN - AI Venture) consists of one office property located in Metropolitan D.C. segment located at 3141 Fairview Park Drive. During 2019, BDN AI Venture recorded a $5.6 million held for use impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $2.8 million which is reflected in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2019.
During 2019, BDN - AI Venture transferred an office building located in Falls Church, Virginia containing 180,659 rentable square feet to the mortgage lender in full satisfaction of the lender’s outstanding $26.0 million mortgage loan. The mortgage loan was nonrecourse to the Company. The Company recognized its $2.2 million share of the gain on debt forgiveness in "Net gain on real estate venture transactions" in the consolidated statements of operations for the year ended December 31, 2019.
During 2018, BDN - AI Venture sold three office properties containing 510,202 rentable square feet located in Silver Spring, MD (“Station Square”) for a gross sales price of $107.0 million. At the time of sale, the properties were encumbered by a mortgage of $66.5 million, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.7 million. After mortgage payoff and closing costs, BDN - AI Venture received cash proceeds of $34.8 million, of which, the Company received $17.4 million and recognized a $1.5 million gain on the sale.
Additionally, in 2018, BDN - AI Venture recorded a $20.8 million held for use impairment charge related to 3141 Fairview Park Drive and 3130 Fairview Park Drive, the two then-remaining properties held by the venture. The Company’s share of the impairment charge was $10.4 million which was recognized in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2018. Based on the Company’s evaluation of the fair value of its investment in BDN - AI Venture subsequent to the disposition of Station Square, the Company determined that a persistent weak demand for office space and intense competition for tenants at the two remaining properties had reduced the fair value of the investment below the carrying value. As a result, the Company recorded an other than temporary impairment of $4.1 million which was recognized in “Equity in Loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2018. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years, a residual capitalization rate of 8.0% and discount rates ranging from 9.0% to 9.5%.

During 2017, BDN - AI Venture sold 7101 Wisconsin Avenue, a property containing 230,904 rentable square feet located in Bethesda, Maryland, for a gross sales price of $105.7 million. At the time of sale, the property was encumbered by a mortgage of $37.4 million, which was repaid in full at closing, resulting in a debt prepayment penalty of $0.8 million. After mortgage payoff and closing costs, BDN - AI Venture received cash proceeds of $63.6 million, of which, the Company received $31.8 million and recognized a $13.8 million gain on the sale transaction.
Additionally, in 2017, based on the Company’s evaluation of the fair value of its investment in the five remaining properties owned by BDN - AI Venture subsequent to the disposition of 7101 Wisconsin Avenue, the Company determined that a persistent weak demand office for space and intense competition for tenants had reduced the fair value of the investment below the carrying value. As a result, the Company recorded an other than temporary impairment of $4.8 million which was recognized in “Equity in Loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2017. The Company measured this impairment based on a discounted cash flow analysis, using a hold period of 10 years, a residual capitalization rate of 7.5% and discount rates ranging from 7.8% to 8.5%.
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia ("MAP Venture"). The MAP Venture was formed as a limited liability company in which the Company has been designated as the Managing Member. In addition, through an affiliate, the Company provides property management services at the Buildings on behalf of the MAP Venture for a market based management fee.
The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115.  Annual payments by the MAP Venture, as tenant under the ground leases, initially total $11.9 million and increase 2.5% annually through November 2025. Thereafter, annual rental payments increase by 2.5% or CPI at the discretion of the lessor. Upon adoption of Topic 842, Leases, on January 1, 2019, the MAP Venture determined that the carrying amount of the right of use asset was greater than the fair value of the underlying right of use asset. The fair value of the underlying right of use asset was determined using the purchase price paid by a third-party to acquire the ground lease. As a result, MAP Venture recorded a $9.2 million cumulative effect of accounting change adjustment simultaneously with the recording of the right of use asset to reduce the value of the right of use asset to its estimated fair value. The Company recorded its $4.6 million proportionate share of the cumulative effect of accounting change adjustment through "Cumulative earnings” on its consolidated balance sheets.
On August 1, 2018, MAP Venture refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings, bearing interest at LIBOR + 2.45% capped at a total maximum interest of 6.00% and maturing on August 1, 2023.
1919 Ventures
1919 Ventures owns a 29-story, 455,000 square foot mixed-use tower consisting of 321 luxury apartments, 24,000 square feet of commercial space and a 215-car structured parking facility.
During 2018, the Company and the other equity partner in 1919 ventures each provided a $44.4 million mortgage loan to 1919 Ventures and, as a result, the Company recorded a related-party note receivable from 1919 Ventures of $44.4 million which is reported within “Other assets” on the consolidated balance sheets. The loans bear interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. 1919 Ventures used the loan to repay the venture’s then outstanding $88.8 million construction loan, comprised of $88.6 million in principal and $0.2 million of accrued interest.
Four Tower Bridge Acquisition
During 2018, the Company acquired, from its then partner in each of the Four Tower Bridge real estate venture and the Seven Tower Bridge real estate venture, the partner’s remaining 35% ownership interest in the Four Tower Bridge real estate venture in exchange for the Company's 20% ownership interest in the Seven Tower Bridge real estate venture. The Four Tower Bridge real estate venture owned an office property containing 86,021 square feet in Conshohocken, Pennsylvania encumbered with $9.7 million in debt. The Company previously accounted for its noncontrolling interest in Four Tower Bridge using the equity method. As a result of the exchange transaction, the Company obtained control of the Four Tower Bridge property and recognized a gain of $11.6 million. For further information regarding the accounting of the transaction, see Note 3, ''Real Estate Investments.”

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
The Parc at Plymouth Meeting Venture
On January 31, 2017, the Company sold its 50% interest in TB-BDN Plymouth Apartments, L.P., a real estate venture with Toll Brothers, at a gross sales value of $100.5 million, of which the Company was allocated 50% for its interest.  The venture developed and operated a 398-unit multi-family complex in Plymouth Meeting, Pennsylvania encumbered by a $54.0 million construction loan. The construction loan was repaid commensurate with the sale of the Company’s 50% interest. As a result, the Company is no longer subject to a $3.2 million payment guarantee on the construction loan. The cash proceeds, after the payment of the Company’s share of the debt and closing costs, were $27.2 million.  The carrying amount of the Company’s investment at the time of sale was $12.6 million, resulting in a $14.6 million gain on sale of an interest in the real estate venture which was recorded within “Net gain on real estate venture transactions" in the consolidated statements of operations.
JBG Ventures
JBG Ventures consists of 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street"), with the Company owning a 70.0% interest and JBG/DC Manager, LLC ("JBG") owning a 30.0% interest in each of the two ventures. 51 N Street owns 0.9 acres of undeveloped land and 1250 First Street, owns 0.5 acres of undeveloped land.
Based on the facts and circumstances at the formation of each of the two ventures with JBG, the Company determined that each venture is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate the JBG Ventures. JBG is the managing member of the ventures, and pursuant to the operating and related agreements, major decisions require the approval of both members. Based upon each member's shared power over the activities of each of the two ventures, which most significantly impact the economics of the ventures, neither venture is consolidated by the Company. Both ventures are accounted for under the equity method of accounting.
4040 Wilson Venture
On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”) a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson is developing a 427,500 square foot mixed-use building representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. As of December 31, 2019, $114.8 million had been advanced under the construction loan and development of the building is in progress.
Based upon the facts and circumstances at the formation of 4040 Wilson, the Company determined that 4040 Wilson is a VIE in accordance with the accounting standard for the consolidation of VIEs.  As a result, the Company used the variable interest model under the accounting standard for consolidation in order to determine whether to consolidate 4040 Wilson. Based upon each member’s shared power over the activities of 4040 Wilson under the operating and related agreements, and the Company’s lack of control over the development and construction phases of the project, 4040 Wilson is accounted for under the equity method of accounting.

5. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Lease payments on noncancellable leases at December 31, 2019 are as follows (in thousands):

Year	Minimum Rent
2020	$389,956
2021	369,375
2022	338,435
2023	311,729
2024	280,631
Thereafter	1,234,006

Lease payments on noncancellable leases at December 31, 2018, which were determined under under ASC 840 and are therefore not adjusted for increases based on CPI, are as follows (in thousands):

Year	Minimum Rent
2019	392,058
2020	372,619
2021	349,160
2022	304,445
2023	277,388
Thereafter	1,265,810

Lessee Accounting
As of December 31, 2019, the Company is the lessee under six long-term ground leases classified as operating leases. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations:

Twelve Months Ended December 31,
Lease Cost	2019
Fixed lease cost	$2,100
Variable lease cost	54
Total	$2,154

Weighted-average remaining lease term (years)	52.7
Weighted-average discount rate	6.3%

Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 9 to 65 years. Lease payments on noncancellable leases at December 31, 2019 are as follows (in thousands):

Year	Minimum Rent
2020	$1,217
2021	1,232
2022	1,248
2023	1,263
2024	1,305
Thereafter	110,452
Total lease payments	$116,717
Less: Imputed interest	94,163
Present value of operating lease liabilities	$22,554

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
Lease payments on noncancellable leases at December 31, 2018, which were determined under ASC 840 and are therefore not adjusted for increases based on CPI, are as follows (in thousands):

Year	Minimum Rent
2019	$1,222
2020	1,222
2021	1,222
2022	1,222
2023	1,222
Thereafter	55,689
Total	$61,799

6. DEFERRED COSTS
As of December 31, 2019 and 2018, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2019
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$156,619	$(63,257)	$93,362
Financing costs - Revolving Credit Facility	6,299	(4,101)	2,198
Total	$162,918	$(67,358)	$95,560

	December 31, 2018
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$144,831	$(56,846)	$87,985
Financing costs - Revolving Credit Facility	6,298	(3,208)	3,090
Total	$151,129	$(60,054)	$91,075

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized internal direct leasing costs of $1.7 million, $3.9 million, and $4.6 million, respectively.

7. INTANGIBLE ASSETS
As of December 31, 2019 and 2018, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$167,357	$(84,123)	$83,234
Tenant relationship value	5,268	(4,815)	453
Above market leases acquired	4,956	(3,792)	1,164
Total intangible assets, net	$177,581	$(92,730)	$84,851

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$44,757	$(22,494)	$22,263

	December 31, 2018
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$181,887	$(53,376)	$128,511
Tenant relationship value	9,564	(8,551)	1,013
Above market leases acquired	4,966	(3,142)	1,824
Total intangible assets, net	$196,417	$(65,069)	$131,348

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$49,655	$(17,872)	$31,783

For the years ended December 31, 2019, 2018, and 2017, the Company accelerated the amortization of intangible assets by approximately $4.5 million, $0.7 million, and $0.6 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2019 the Company accelerated the amortization of approximately $2.2 million of intangible liabilities as a result of tenant move-outs. For the years ended December 31, 2018 and 2017 the Company accelerated the amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.
As of December 31, 2019, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2020	$27,813	$5,270
2021	17,887	3,856
2022	12,067	2,263
2023	9,236	1,722
2024	6,317	1,434
Thereafter	11,531	7,718
Total	$84,851	$22,263

8. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018	Effective Interest Rate		Maturity Date
MORTGAGE DEBT:
Two Logan Square	$81,103	$82,805	3.98%		May 2020
Four Tower Bridge	9,291	9,526	4.50%	(a)	February 2021
One Commerce Square	116,571	120,183	3.64%		April 2023
Two Commerce Square	108,472	110,518	4.51%		April 2023
Principal balance outstanding	315,437	323,032
Plus: fair market value premium (discount), net	(1,383)	(1,759)
Less: deferred financing costs	(242)	(404)
Mortgage indebtedness	$313,812	$320,869

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$92,500	LIBOR + 1.10%		July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%		October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%		February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	250,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	250,000	4.30%		October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%		March 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%		April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%		July 2035
Principal balance outstanding	1,828,610	1,721,110
Plus: original issue premium (discount), net	12,090	(4,096)
Less: deferred financing costs	(10,094)	(9,837)
Total unsecured indebtedness	$1,830,606	$1,707,177
Total Debt Obligations	$2,144,418	$2,028,046

(a)	Assumed upon acquisition of the related property on January 5, 2018. The interest rate reflects the market rate at the time of acquisition.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
On October 10, 2019, the Company completed underwriting offerings of an additional $100.0 million of its 4.10% Guaranteed Notes due 2024 (the "2024 Notes") and an additional $100.0 million of its 4.55% Guaranteed Notes due 2029 (the "2029 Notes"). The additional 2024 Notes were priced at 106.315% of their face amount and the additional 2029 Notes were priced at 110.058% of their face amount. The additional 2024 Notes and additional 2029 Notes have been reflected net of premiums of $5.3 million and $8.5 million, respectively, in the consolidated balance sheet as of December 31, 2019.
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
On July 17, 2018, the Company amended and restated its revolving credit agreement (as amended and restated, the “Unsecured Credit Facility”). The amendment and restatement, among other things: (i) maintained the total commitment of the revolving line of credit of $600.0 million; (ii) extended the maturity date from May 15, 2019 to July 15, 2022, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to Eurodollar loans; (iv) provided for an additional interest rate option based on a floating LIBOR rate;

and (v) removed the covenant requiring the Company to maintain a minimum net worth. In connection with the amendments, the Company capitalized $2.7 million in financing costs, which will be amortized through the July 15, 2022 maturity date.
At the Company's option, loans outstanding under the Unsecured Credit Facility will bear interest at a rate per annum equal to (1) LIBOR plus between 0.775% and 1.45%, based on the Company's credit rating, or (2) a base rate equal to the greatest of (a) the Administrative Agent's prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.45% based on the Company's credit rating. The Unsecured Credit Facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to the Company at a reduced interest rate. In addition, the Company is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.30% based on the Company's credit rating and (2) an annual fee on the undrawn amount of each letter or credit equal to the LIBOR Margin. Based on the Company's current credit rating, the LIBOR margin is 1.10% and the facility fee is 0.25%.
The terms of the Unsecured Credit Facility require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iii) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to 1.00; and (v) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the Unsecured Credit Facility restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for Federal income tax purposes.
The Company had no borrowings under the Unsecured Credit Facility as of December 31, 2019. During the twelve months ended December 31, 2019, the weighted-average interest rate on Unsecured Credit Facility borrowings was 3.52% resulting in $4.4 million of interest expense. As of December 31, 2018, the Company had $92.5 million borrowings under the Credit Facility. During the twelve months ended December 31, 2018, the weighted-average interest rate on Unsecured Credit Facility borrowings was 3.24% resulting in $1.0 million of interest expense.
The Company was in compliance with all financial covenants as of December 31, 2019 and 2018. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.
As of December 31, 2019, the Company’s aggregate scheduled principal payments of debt obligations, excluding amortization of discounts and premiums, are as follows (in thousands):

2020	$87,226
2021	15,143
2022	256,332
2023	556,736
2024	350,000
Thereafter	878,610
Total principal payments	2,144,047
Net unamortized premiums/(discounts)	10,707
Net deferred financing costs	(10,336)
Outstanding indebtedness	$2,144,418

9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2019 and 2018, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2019 and 2018 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses because they are short-term in duration.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,503,435	$1,591,830	$1,288,024	$1,262,570
Variable rate debt	$327,171	$309,947	$419,153	$402,924
Mortgage notes payable	$313,812	$317,031	$320,869	$318,515
Notes receivable	$44,430	$43,322	$47,771	$47,747

(a)
The carrying amounts presented in the table above are net of deferred financing costs of $8.7 million and $7.9 million for unsecured notes payable, $1.4 million and $2.0 million for variable rate debt and $0.2 million and $0.4 million for mortgage notes payable as of December 31, 2019 and December 31, 2018, respectively.

On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. For additional information regarding the transaction, see Note 4, ''Investment in Unconsolidated Real Estate Ventures.”
As of December 31, 2018, notes receivable also consisted of a $3.4 million note receivable that was provided to a third party to acquire a property. This note was repaid during the second quarter of 2019.
The Company used quoted market prices as of December 31, 2019 and December 31, 2018 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2019 and December 31, 2018. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2019. Current estimates of fair value may differ from the amounts presented herein.
10. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2019 and December 31, 2018. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2019	12/31/2018				12/31/2019	12/31/2018
Assets
Swap	Interest Rate	Cash Flow	(a)	$—	$25,774	3.090%	January 6, 2012	October 30, 2019	$—	$183

Liabilities
Swap	Interest Rate	Cash Flow	(b)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(562)	$7,008
Swap	Interest Rate	Cash Flow	(b)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	(94)	292
				$275,774	$301,548

(a)	On October 30, 2019, the interest rate hedge contract for this swap expired.

(b)	Hedging unsecured variable rate debt.
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of December 31, 2019 and December 31, 2018.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2019. Current estimates of fair value may differ from the amounts presented herein.
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2019, 2018 and 2017.
11. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2019 and December 31, 2018, was $9.3 million and $10.1 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $15.5 million and $12.6 million, respectively, as of December 31, 2019 and December 31, 2018.

12. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following tables detail the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$34,529	$34,529	$135,472	$135,472	$121,177	$121,177
Net income attributable to noncontrolling interests	(262)	(262)	(954)	(954)	(1,004)	(1,004)
Nonforfeitable dividends allocated to unvested restricted shareholders	(396)	(396)	(369)	(369)	(327)	(327)
Distribution to preferred shareholders	—	—	—	—	(2,032)	(2,032)
Preferred share redemption charge	—	—	—	—	(3,181)	(3,181)
Net income attributable to common shareholders	$33,871	$33,871	$134,149	$134,149	$114,633	$114,633
Denominator
Weighted-average shares outstanding	176,132,941	176,132,941	178,519,748	178,519,748	175,484,350	175,484,350
Contingent securities/Share based compensation	—	553,872	—	1,121,744	—	1,323,816
Weighted-average shares outstanding	176,132,941	176,686,813	178,519,748	179,641,492	175,484,350	176,808,166
Earnings per Common Share:
Net income attributable to common shareholders	$0.19	$0.19	$0.75	$0.75	$0.65	$0.65

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
Redeemable common limited partnership units, totaling 981,634, 982,871, and 1,479,799 in 2019, 2018, and 2017, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2019, 2018 and 2017, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 11, 2019, the Parent Company declared a distribution of $0.19 per common share, totaling $33.8 million, which was paid on January 22, 2020 to shareholders of record as of January 8, 2020.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2019 or December 31, 2018.
On April 11, 2017, the Parent Company redeemed all of its outstanding 4,000,000 Series E Preferred Shares at an aggregate redemption price of $25.51 per share, which includes $2.0 million of dividends accrued through the redemption date. The redemption was funded with existing cash balances on hand.

Also, on April 11, 2017, the Parent Company recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E Preferred Shares on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Parent Company’s consolidated statements of operations as a reduction in net income to arrive at net income attributable to common shareholders under the caption “Preferred share redemption charge.” There were no comparable charges for the years ended December 31, 2019 or 2018.
Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended December 31, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. During the year ended December 31, 2017, there were no share repurchases under the program. The Company expects to fund any additional share repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the year ended December 31, 2019, the Company repurchased and retired 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 units at an average price of $12.64 per unit totaling $21.9 million. During the year ended December 31, 2017 there were no repurchases under the program. The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.
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
There was no activity under the Offering Program during 2019. During 2018 and 2017, the Parent Company issued 23,311 and 2,858,991 common shares under the Offering Program at weighted average prices per share of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. At December 31, 2019, 13,117,698 common shares remain available for issuance under the Offering Program.

13. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following tables detail the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2019		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$34,529	$34,529	$135,472	$135,472	$121,177	$121,177
Net income attributable to noncontrolling interests	(69)	(69)	(55)	(55)	(29)	(29)
Nonforfeitable dividends allocated to unvested restricted unitholders	(396)	(396)	(369)	(369)	(327)	(327)
Preferred unit dividends	—	—	—	—	(2,032)	(2,032)
Preferred unit redemption charge	—	—	—	—	(3,181)	(3,181)
Net income attributable to common unitholders	$34,064	$34,064	$135,048	$135,048	$115,608	$115,608
Denominator
Weighted-average units outstanding	177,114,932	177,114,932	179,959,370	179,959,370	176,964,149	176,964,149
Contingent securities/Share based compensation	—	553,872	—	1,121,744	—	1,323,816
Total weighted-average units outstanding	177,114,932	177,668,804	179,959,370	181,081,114	176,964,149	178,287,965
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.19	$0.19	$0.75	$0.75	$0.65	$0.65

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2019, 2018 and 2017, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2019 or December 31, 2018.

Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2019: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2019, 2018 and 2017, which was $15.75, $12.87 and$18.19, respectively. As of December 31, 2019, 981,634 Class A Units were outstanding and owned by outside limited partners of the Operating Partnership. As of December 31, 2018 and 2017, 982,871 and 1,479,799 Class A Units were outstanding and owned by outside limited partners of the Operating Partnership, respectively.
On December 11, 2019, the Operating Partnership declared a distribution of $0.19 per common unit, totaling $33.8 million, which was paid on January 22, 2020 to unitholders of record as of January 8, 2020.
On April 11, 2017, the Operating Partnership redeemed all of its outstanding 4,000,000 Series E-Linked Preferred Mirror Units at an aggregate redemption price of $25.51 per unit, which includes $2.0 million of dividends accrued through the redemption date. The redemption of preferred units was funded with existing cash balances on hand.
Also, on April 11, 2017, the Operating Partnership recognized a $3.2 million charge related to the underwriting discount and related expenses incurred at issuance of the Series E-Linked Preferred Mirror Units on April 11, 2012. This charge is included in the earnings per share calculations above, as well as within the Operating Partnership’s consolidated statements of operations as a reduction in net income to arrive at net income attributable to common partnership unitholders under the caption “Preferred unit redemption charge.” There were no comparable charges for the years ended December 31, 2019 or 2018.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase of up to $150.0 million common shares under the program from and after January 3, 2019. During the year ended December 31, 2019, the Company Repurchased 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common units at an average price of $12.64 per unit, totaling $21.9 million. During the year ended December 31, 2017, there were no unit repurchases under the program. The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.
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

There was no activity under the Offering Program during 2019. During 2018 and 2017, the Parent Company issued 23,311 and 2,858,991 common units under the Offering Program at weighted average prices per unit of $18.04 and $18.19, receiving net cash proceeds of $0.4 million and $51.2 million, respectively. As of December 31, 2019, 13,117,698 common shares remain available for issuance under the Offering Program.
14. SHARE BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
Stock Options
On December 31, 2019, options exercisable for 334,561 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”). During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any compensation expense related to unvested options. During the years ended December 31, 2019, 2018 and 2017, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization.
Options outstanding as of December 31, 2019 and changes during the year-ended December 31, 2019 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	964,359	$9.13	1.3
Exercised	(629,798)	$7.67		$4,967.7
Outstanding at December 31, 2019	334,561	$11.88	1.0	$1,295.9
Vested/Exercisable at December 31, 2019	334,561	$11.88	1.0	$1,295.9

401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.4 million, $0.5 million, and $0.4 million in 2019, 2018, and 2017, respectively.
Restricted Share Rights Awards
As of December 31, 2019, 479,144 restricted share rights were outstanding under the Equity Incentive Plan. These Restricted Share Rights vest over two to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2019 was $2.2 million and is expected to be recognized over a weighted average remaining vesting period of 1.05 years. For the years ended December 31, 2019, 2018, and 2017, the amortization related to outstanding restricted shares was $3.9 million (of which $0.3 million was capitalized), $3.6 million (of which $0.6 million was capitalized), and $2.8 million (of which $0.4 million was capitalized), respectively. Compensation expense related to outstanding restricted shares is included in general and administrative expense.

The following table summarizes the Company’s restricted share activity during the year-ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2019	466,439	$14.93	$70.7
Granted	278,442	$15.51	$65.6
Vested	(248,607)	$13.68	$538.3
Forfeited	(17,130)	$15.66	$1.6
Non-vested at December 31, 2019	479,144	$15.90	$44.7

On February 21, 2019, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 196,667 Restricted Share Rights, which generally vest over two to three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2019 to certain senior executives and that vest over three years include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of targets for same-store net operating cash income growth and development activity provided certain operating and balance sheet metrics are also achieved during the three-year period ending December 31, 2021. Half of any additional shares earned will vest based on continued service through each of January 1, 2022 and January 1, 2023, provided that this additional service requirement will be waived in the event of a death, disability or qualifying retirement. In addition to the basic award, up to 233,890 shares may be awarded under the outperformance feature. These shares have a $3.7 million intrinsic value using a $15.61 grant date fair value. As of December 31, 2019, the Company has not recognized any compensation expense for these awards as it has been determined that it is not probable that the performance metrics will be achieved. The Company will evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for these awards should it be determined that achievement of these metrics is probable.
In addition, on February 21, 2019, the Compensation Committee awarded non-officer employees an aggregate of 37,472 Restricted Share Rights that vest in three equal installments on April 15, 2020, 2021, and 2022. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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

	RPSU Grant
	3/1/2017	2/28/2018	2/21/2019	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2019	169,525	206,025	—	375,550
Units Granted	—	—	213,728	213,728
Units Vested	(8,420)	—	—	(8,420)
Units Cancelled	(1,935)	(15,729)	(7,659)	(25,323)
Non-vested at December 31, 2019	159,170	190,296	206,069	555,535
Measurement Period Commencement Date	1/1/2017	1/1/2018	1/1/2019
Measurement Period End Date	12/31/2019	12/31/2020	12/31/2021
Units Granted	174,854	209,193	213,728
Fair Value of Units on Grant Date (in thousands)	$3,735	$4,276	$4,627

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSU's, subject to the same terms and conditions as the original RPSU's. The performance period will be abbreviated and the delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the year ended December 31, 2019, the Company recognized amortization of the 2019, 2018 and 2017 RPSU awards of $4.2 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2018, amortization for the 2018, 2017 and 2016 RPSU awards was $3.9 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2017, amortization for the 2017, 2016, and 2015 RPSU awards was $3.4 million, of which $0.8 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSU's at December 31, 2019 was approximately $2.0 million and is expected to be recognized over a weighted average remaining vesting period of 1.7 years.
The Company issued 147,111 common shares on February 1, 2019 in settlement of RPSUs that had been awarded on February 22, 2016 (with a three-year measurement period ended December 31, 2018). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 22, 2019.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2019 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.5 million in each of the years ended December 31, 2019 and 2018 and $0.4 million during the year ended December 31, 2017. The Company recognized $0.1 million of compensation expense related to the ESPP during each of the years ended December 31, 2019, 2018, and 2017. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2019 and 2018, 1.1 million and 1.0 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. DISTRIBUTIONS
The following table provides the tax characteristics of the 2019, 2018 and 2017 distributions paid:

	Years ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.62	$0.55	$0.38
Capital gain	—	—	0.26
Non-taxable distributions	0.14	0.17	—
Distributions per share	$0.76	$0.72	$0.64
Percentage classified as ordinary income	81.00%	76.20%	60.00%
Percentage classified as capital gain	—%	—%	40.00%
Percentage classified as non-taxable distribution	19.00%	23.80%	—%
Preferred Share Distributions:
Total distributions paid	$—	$—	$2,032
Percentage classified as ordinary income	—%	—%	60.00%
Percentage classified as capital gain	—%	—%	40.00%
Percentage classified as non-taxable distribution	—%	—%	—%

16. INCOME TAXES AND TAX CREDIT TRANSACTIONS
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
As of December 31, 2019 and 2018, there were nominal deferred tax assets included within “Other assets” in the consolidated balance sheets.
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
The Company had no accruals for tax uncertainties as of December 31, 2019 and December 31, 2018.
For the year ended December 31, 2019, there were $0.1 million of deferred income tax expense and $0.1 million of current income tax benefit. For the year ended December 31, 2018, there were $0.3 million of deferred income tax expense and $0.1 of current income tax expense. For the year ended December 31, 2017, there were $0.6 million of deferred income tax benefit. These amounts are included in “Income tax (provision) benefit” in the consolidated statements of operations.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2019 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2017	$(1,745)
Change in fair market value during year	2,948
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(34)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,230
Balance at December 31, 2017	$2,399
Change in fair market value during year	1,478
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(39)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$5,029
Change in fair market value during year	(8,210)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	41
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,370)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2017	$(2,122)
Change in fair market value during year	2,948
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,230
Balance at December 31, 2017	$2,056
Change in fair market value during year	1,478
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$4,725
Change in fair market value during year	(8,210)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,715)

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
18. SEGMENT INFORMATION
During the year ended December 31, 2019, the Company owned and managed its portfolio within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and southern Maryland. The Other segment includes properties located in Camden County, New Jersey and properties in New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company’s reportable segments as of and for the three years ended December 31, 2019, 2018 and 2017 (in thousands):

Real estate investments, at cost:
	December 31, 2019	December 31, 2018	December 31, 2017
Philadelphia CBD	$1,726,299	$1,670,388	$1,643,296
Pennsylvania Suburbs	1,003,890	1,002,937	957,272
Austin, Texas (a)	721,255	667,698	163,653
Metropolitan Washington, D.C. (b)	468,035	524,190	978,257
Other	86,980	86,506	88,346
Operating Properties	$4,006,459	$3,951,719	$3,830,824

Corporate
Right of use asset - operating leases, net (c)	$21,656	$—	$—
Construction-in-progress	$180,718	$150,263	$121,188
Land held for development (d)	$96,124	$86,401	$98,242
Prepaid leasehold interests in land held for development, net (e)	$39,592	$39,999	$—

(a)	Refer to Note 3, ''Real Estate Investments,” for details related to the Company's acquisition of DRA Advisors' ownership interest in the Austin Venture in December 2018.

(b)	Refer to Note 4, ''Investment in Unconsolidated Real Estate Ventures.” for details of the Company's transaction with the Herndon Innovation Center Metro Portfolio Venture, LLC in December 2018.

(c)	Refer to Note 2, ''Summary of Significant Accounting Policies,” for further information on the impact of adoption of Topic 842.

(d)
Does not include 35.2 acres, 37.9 acres, and 13.1 acres of land classified as held for sale as of December 31, 2019, 2018, and 2017, respectively. Refer to Note 3, ''Real Estate Investments,” for further information.

(e)
Includes leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania as of December 31, 2019 and December 31, 2018. Refer to Note 3, ''Real Estate Investments,” for further information.

	Year Ended December 31,
	2019			2018			2017
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$263,769	$(100,219)	$163,550	$256,717	$(99,449)	$157,268	$226,673	$(88,818)	$137,855
Pennsylvania Suburbs	141,084	(47,418)	93,666	138,279	(49,433)	88,846	139,785	(47,845)	91,940
Austin, Texas	104,157	(38,285)	65,872	38,665	(16,739)	21,926	34,301	(15,456)	18,845
Metropolitan Washington, D.C.	51,498	(23,455)	28,043	90,308	(34,072)	56,236	92,024	(35,014)	57,010
Other	14,558	(9,328)	5,230	16,757	(11,888)	4,869	18,347	(11,749)	6,598
Corporate	5,351	(7,141)	(1,790)	3,619	(6,518)	(2,899)	9,363	(7,193)	2,170
Operating properties	$580,417	$(225,846)	$354,571	$544,345	$(218,099)	$326,246	$520,493	$(206,075)	$314,418

(a)	Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity			Equity in income (loss) of real estate venture
	As of			Years ended December 31,
	December 31, 2019	December 31, 2018	December 31, 2017	2019	2018	2017
Philadelphia CBD	$17,524	$19,897	$39,939	$328	$(105)	$255
Pennsylvania Suburbs	—	—	3,503	—	—	631
Metropolitan Washington, D.C. (a)	102,840	136,142	119,817	(4,234)	(15,065)	(5,044)
MAP Venture	(70)	11,173	15,450	(6,102)	(2,155)	(3,443)
Other	—	1,888	1,939	86	407	285
Austin, Texas (b)	—	—	13,973	—	1,687	(990)
Total	$120,294	$169,100	$194,621	$(9,922)	$(15,231)	$(8,306)

(a)	Refer to Note 4, ''Investment in Unconsolidated Real Estate Ventures," for details of the Company's transaction with the Herndon Innovation Center Metro Portfolio Venture, LLC in December 2018.

(b)	Refer to Note 3, ''Real Estate Investments," for details related to the Company's acquisition of DRA Advisors' ownership interest in the Austin Venture in December 2018.

Net operating income (“NOI”) is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. All companies may not calculate NOI in the same manner. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$34,529	$135,472	$121,177
Plus:
Interest expense	81,512	78,199	81,886
Interest expense - amortization of deferred financing costs	2,768	2,498	2,435
Depreciation and amortization	210,005	176,000	180,323
General and administrative expenses	32,156	27,802	28,538
Equity in loss of Real Estate Ventures	9,922	15,231	8,306
Provision for impairment	—	71,707	3,057
Loss on early extinguishment of debt	—	105	3,933
Less:
Interest income	2,318	4,703	1,113
Income tax (provision) benefit	(12)	(423)	628
Net gain on disposition of real estate	356	2,932	32,017
Net gain on sale of undepreciated real estate	2,020	3,040	953
Net gain on real estate venture transactions	11,639	142,233	80,526
Gain on promoted interest in unconsolidated real estate venture	—	28,283	—
Consolidated net operating income	$354,571	$326,246	$314,418

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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no associated letters-of-credit for a mortgage lender on December 31, 2019. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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
Fair Value of Contingent Consideration
On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and will accrete through interest expense to $2.0 million over the expected period until development is commenced. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting. As of December 31, 2019, the liability had accreted to $1.97 million. As there were no significant changes to the inputs, the liability remains within Level 3 for fair value reporting.
Debt Guarantees
As of December 31, 2019, the Company’s Real Estate Ventures had aggregate indebtedness of $596.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary carve-outs. As of December 31, 2019, the $150.0 million construction loan obtained by the 4040 Wilson, for which the Company has guaranteed payment up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2019, had $8.5 million of future contractual obligations. The Company is also committed to make additional contributions under the program. As of December 31, 2019, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.8 million.
The Company is under contract to acquire an office property containing approximately 170,000 rentable square feet located in Radnor, Pennsylvania for a purchase price of $20.3 million. The Company has paid $1 million towards the purchase price in the form of a non-refundable deposit and the transaction is expected to close during 2020. The Company was also under contract to acquire a 7.8-acre land parcel located in Radnor, Pennsylvania for a purchase price of $11.3 million. The acquisition of the land parcel closed on February 27, 2020.
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. The Company currently does not expect to take title to Two Logan Square until, at the earliest, on or about August 2020. If the Company takes fee title to Two Logan Square upon foreclosure of its mortgage, the Company has agreed to pay an unaffiliated third party that holds a residual interest in the fee owner of this property an amount equal to $2.9 million. On the TRC acquisition date, the Company recorded a liability of $0.7 million and has been accreting the liability up to $2.9 million through January 2020. As of December 31, 2019, the Company had a balance of $2.9 million for this liability in its consolidated balance sheets.

As part of the Company’s 2006 merger with Prentiss Properties Trust (“Prentiss”), the 2004 TRC acquisition and several of our other transactions, the Company agreed not to sell certain of the properties it acquired in transactions that would trigger taxable income to the former owners. In the case of the TRC acquisition, the Company agreed not to sell acquired properties in non-exempt transactions for periods up to 15 years from the date of the TRC acquisition as follows at December 31, 2019: One Logan Square, Two Logan Square and Radnor Corporate Center (January 2020). The Company subsequently agreed to extend the no-sale period applicable to Two Logan Square to on or about August 2020. If the Company were to sell a restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to the parties who sold the applicable property on account of tax liabilities attributed to them. Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent.
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
20. SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
The following is a summary of quarterly financial information as of and for the years ended December 31, 2019 and 2018 (in thousands, except per share data):
Brandywine Realty Trust

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
2019
Total revenue	$143,896	$144,151	$145,331		$147,039
Net income	4,583	6,252	6,820		16,874	(d)
Net income allocated to Common Shares	4,404	6,112	6,679		16,676
Basic earnings per Common Share	$0.03	$0.03	$0.04		$0.09
Diluted earnings per Common Share	$0.03	$0.03	$0.04		$0.09
2018
Total revenue	$136,358	$133,786	$134,998		$139,203	(b)
Net income (loss)	44,445	12,876	(43,522)	(a)	121,673	(c)
Net income (loss) allocated to Common Shares	43,956	12,661	(43,260)		120,792
Basic earnings (loss) per Common Share	$0.25	$0.07	$(0.24)		$0.68
Diluted earnings (loss) per Common Share	$0.24	$0.07	$(0.24)		$0.67
The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)	Driven by a $56.9 million impairment charge related to eight office properties in the Company’s Metropolitan Washington, D.C. segment. See Note 3, ''Real Estate Investments,” for further information.

(b)
The increase in fourth quarter revenues primarily relates to the acquisition of the Austin Portfolio, located in Austin, Texas, on December 11, 2018. See Note 3, ''Real Estate Investments,” for further information on this transaction.

(c)
Increase primarily relates to gains of $103.8 million and $28.3 million, recorded in the “Net gain on real estate venture transactions” and “Gain on promoted interest in unconsolidated real estate venture” captions within the Company’s consolidated statements of operations, respectively, from the Austin Portfolio transaction. For further details, see Note 3, ''Real Estate Investments."

(d)
Increase primarily related to a gain of $8.0 million recorded in the "Net gains on real estate venture transactions" within the Company's consolidated statement of operations from the sale of three PJP Ventures properties. For further details, see Note 4, "Investment in Unconsolidated Joint Ventures."

Brandywine Operating Partnership, L.P.

	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
2019
Total revenue	$143,896	$144,151	$145,331		$147,039
Net income	4,583	6,252	6,820		16,874	(d)
Net income attributable to Common Partnership Unitholders	4,430	6,146	6,716		16,772
Basic earnings per Common Partnership Unit	$0.03	$0.03	$0.04		$0.09
Diluted earnings per Common Partnership Unit	$0.03	$0.03	$0.04		$0.09
2018
Total revenue	$136,358	$133,786	$134,998		$139,203	(b)
Net income (loss)	44,445	12,876	(43,522)	(a)	121,673	(c)
Net income (loss) attributable to Common Partnership Unitholders	44,326	12,769	(43,622)		121,575
Basic earnings (loss) per Common Partnership Unit	$0.25	$0.07	$(0.24)		$0.68
Diluted earnings (loss) per Common Partnership Unit	$0.24	$0.07	$(0.24)		$0.67
The summation of quarterly earnings per share amounts does not necessarily equal the full year amounts due to rounding.

(a)	Driven by a $56.9 million impairment charge related to eight office properties in the Company’s Metropolitan Washington, D.C. segment. See Note 3, ''Real Estate Investments,” for further information.

(b)
The increase in fourth quarter revenues primarily relates to the acquisition of the Austin Portfolio, located in Austin, Texas, on December 11, 2018. See Note 3, ''Real Estate Investments,” for further information on this transaction.

(c)
Increase primarily relates to gains of $103.8 million and $28.3 million, recorded in the “Net gain on real estate venture transactions” and “Gain on promoted interest in unconsolidated real estate venture” captions within the Company’s consolidated statements of operations, respectively, from the Austin Portfolio transaction. For further details, see Note 3, ''Real Estate Investments."

(d)
Increase primarily related to a gain of $8.0 million recorded in the "Net gains on real estate venture transactions" within the Company's consolidated statement of operations from the sale of three PJP Ventures properties. For further details, see Note 4, "Investment in Unconsolidated Joint Ventures."

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2019	$12,919	$—	$4,944	$7,975
December 31, 2018	$17,112	$1,775	$5,968	$12,919
December 31, 2017	$16,116	$1,912	$916	$17,112

(1)
Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2019
(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2019
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2019 (c)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
400 Berwyn Park	Berwyn	PA	$—	$2,657	$4,462	$12,841	$2,657	$17,303	$19,960	$7,583	1999	1999	(d)
300 Berwyn Park	Berwyn	PA	—	2,206	13,422	4,145	2,206	17,567	19,773	10,516	1989	1997	(d)
1050 Westlakes Drive	Berwyn	PA	—	2,611	10,445	2,210	2,611	12,655	15,266	6,238	1984	1999	(d)
1200 Swedesford Road	Berwyn	PA	—	2,595	11,809	490	2,595	12,299	14,894	6,848	1994	2001	(d)
200 Berwyn Park	Berwyn	PA	—	1,533	9,460	1,574	1,533	11,034	12,567	6,569	1987	1997	(d)
1180 Swedesford Road	Berwyn	PA	—	2,086	8,342	2,865	2,086	11,207	13,293	5,802	1987	2001	(d)
100 Berwyn Park	Berwyn	PA	—	1,180	7,290	1,419	1,180	8,709	9,889	5,252	1986	1997	(d)
1160 Swedesford Road	Berwyn	PA	—	1,781	7,124	6,810	2,045	13,670	15,715	6,698	1986	2001	(d)
1100 Cassett Road	Berwyn	PA	—	1,695	6,779	1,730	1,695	8,509	10,204	4,044	1997	2001	(d)
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	—	6,927	14,722	2,511	6,237	17,923	24,160	3,803	1999	2013	(d)
52 Swedesford Square	East Whiteland Twp.	PA	—	4,241	16,579	5,193	4,241	21,772	26,013	11,511	1988	1998	(d)
640 Freedom Business Center (g)	King Of Prussia	PA	—	1,015	20,098	4,832	414	25,531	25,945	14,251	1991	1998	(d)
620 Freedom Business Center (g)	King Of Prussia	PA	—	666	13,118	1,826	270	15,340	15,610	8,836	1986	1998	(d)
1000 First Avenue	King Of Prussia	PA	—	—	13,708	3,211	—	16,919	16,919	10,766	1980	1998	(d)
1060 First Avenue	King Of Prussia	PA	—	—	13,665	4,169	—	17,834	17,834	11,055	1987	1998	(d)
630 Freedom Business Center Drive (g)	King Of Prussia	PA	—	666	13,251	3,259	273	16,903	17,176	9,861	1989	1998	(d)
1020 First Avenue	King Of Prussia	PA	—	—	10,744	3,931	—	14,675	14,675	9,089	1984	1998	(d)
1040 First Avenue	King Of Prussia	PA	—	—	14,142	5,080	—	19,222	19,222	12,076	1985	1998	(d)
610 Freedom Business Center Drive (g)	King Of Prussia	PA	—	485	9,602	2,676	198	12,565	12,763	6,976	1985	1998	(d)
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(d)

600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	385	1,012	4,433	5,445	2,647	1964	1998	(d)
933 First Avenue	King Of Prussia	PA	—	3,127	20,794	(1,125)	3,127	19,669	22,796	2,216	2017	N/A	(d)
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	21,017	1,303	26,218	27,521	1,202	1979	1996	(d)
401 Plymouth Road	Plymouth Meeting	PA	—	6,199	16,131	15,831	6,199	31,962	38,161	15,355	2001	2000	(d)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	—	4,373	24,546	399	4,373	24,945	29,318	7,701	2007	2001	(d)
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	3,285	3,651	17,799	21,450	8,669	1987	2002	(d)
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	2,717	3,652	18,005	21,657	8,124	1986	2002	(d)
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	2,714	3,558	17,457	21,015	7,906	1988	2002	(d)
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,498	3,572	15,933	19,505	7,042	1990	2002	(d)
660 West Germantown Pike	Plymouth Meeting	PA	—	3,694	5,487	20,715	5,405	24,491	29,896	6,850	1987	2012	(d)
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	205	N/A	2000	(d)
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	10,142	11,897	47,156	59,053	22,504	1983	2004	(d)
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	22,885	7,323	51,498	58,821	30,974	1998	2004	(d)
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	2,871	8,949	32,689	41,638	19,061	2001	2004	(d)
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	20,204	8,609	36,117	44,726	18,535	1973	2004	(d)
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	12,770	5,705	33,861	39,566	15,781	1995	2004	(d)
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	8,209	6,578	33,662	40,240	12,120	1998	2004	(d)
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	1,273	4,791	19,216	24,007	9,598	1998	2004	(d)
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	3,163	3,942	18,642	22,584	9,853	1998	2004	(d)
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	3,188	2,567	11,532	14,099	6,716	1983	2004	(d)
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	1,751	2,509	9,903	12,412	4,375	1983	2004	(d)
200 Radnor Chester Road	Radnor	PA	—	3,366	—	3,653	3,366	3,653	7,019	772	2014	2005	(d)
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	3,853	6,251	29,062	35,313	10,721	1999	2005	(d)
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	3,376	3,557	17,625	21,182	6,823	1999	2005	(d)
Four Tower Bridge (200 Barr Harbor Drive)	W. Conshohocken	PA	9,291	6,000	14,734	336	6,000	15,070	21,070	761	1998	2018	(d)

				Initial Cost			Gross Amount Which Carried December 31, 2019
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2019 (c)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	—	208,570	(17,837)	12,586	178,147	190,733	62,966	2005	N/A	(d)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	—	98,188	75,116	25,195	148,109	173,304	40,161	1990	2010	(d)
Two Commerce Square (2001 Market Street)	Philadelphia	PA	108,472	15,323	120,200	33,693	15,323	153,893	169,216	27,952	1992	2013	(d)
One Logan Square (130 North 18th Street)	Philadelphia	PA	—	14,496	107,736	30,019	14,473	137,778	152,251	62,425	1998	2004	(d)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	81,103	16,066	100,255	20,061	16,066	120,316	136,382	49,266	1988	2004	(d)
One Commerce Square (2005 Market Street)	Philadelphia	PA	116,571	15,161	105,021	32,326	15,160	137,348	152,508	25,304	1987	2013	(d)
Cira Centre South Garage (129 South 30th Street)	Philadelphia	PA	—	—	76,008	26,832	6,905	95,935	102,840	19,682	2010	N/A	(d)
1900 Market Street	Philadelphia	PA	—	7,768	17,263	63,292	7,768	80,555	88,323	15,492	1981	2012	(d)
3020 Market Street	Philadelphia	PA	—	—	21,417	8,272	—	29,689	29,689	10,492	1959	2011	(d)
618-634 Market Street	Philadelphia	PA	—	13,365	5,791	2,176	13,365	7,967	21,332	5,975	1966	2015	(d)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	—	400,294	13,296	—	413,590	413,590	47,285	2016	N/A	(d)
2100 Market Street	Philadelphia	PA	—	18,827	—	6,433	18,854	6,406	25,260	1,027	N/A	2015	(d)
3000 Market Street (e)	Philadelphia	PA	—	18,924	13,080	1,039	18,924	14,119	33,043	2,979	1937	2017	(d)
The Bulletin Building (3025 Market Street) (e)	Philadelphia	PA	—	—	24,377	13,353	—	37,730	37,730	2,086	1953	2017	(d)
3001-3003 JFK Boulevard (f)	Philadelphia	PA	—	—	—	111	—	111	111	10	N/A	2018	(d)
3025 JFK Boulevard (f)	Philadelphia	PA	—	—	—	—	—	—	—	—	N/A	2018	N/A

METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	9,270	—	46,691	46,691	14,871	1981	2006	(d)

2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	524	16,129	66,119	82,248	22,150	1987	2006	(d)
1676 International Drive	Mclean	VA	—	18,437	97,538	(962)	18,785	96,228	115,013	25,451	1999	2006	(d)
8260 Greensboro Drive	Mclean	VA	—	7,952	33,964	4,955	8,102	38,769	46,871	11,152	1980	2006	(d)
2273 Research Boulevard	Rockville	MD	—	5,167	31,110	5,799	5,237	36,839	42,076	11,928	1999	2006	(d)
2275 Research Boulevard	Rockville	MD	—	5,059	29,668	7,588	5,154	37,161	42,315	13,308	1990	2006	(d)
2277 Research Boulevard	Rockville	MD	—	4,649	26,952	18,853	4,733	45,721	50,454	17,093	1986	2006	(d)
8521 Leesburg Pike	Vienna	VA	—	4,316	30,885	7,145	4,397	37,949	42,346	11,925	1984	2006	(d)
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	—	3,755	22,702	115	3,755	22,817	26,572	3,193	1991	2015	(d)
11501 Burnet Road - Building 2	Austin	TX	—	2,732	16,305	1,551	2,732	17,856	20,588	2,920	1991	2015	(d)
11501 Burnet Road - Building 3	Austin	TX	—	3,688	22,348	94	3,688	22,442	26,130	3,161	1991	2015	(d)
11501 Burnet Road - Building 4	Austin	TX	—	2,614	15,740	75	2,614	15,815	18,429	2,242	1991	2015	(d)
11501 Burnet Road - Building 5	Austin	TX	—	3,689	22,354	118	3,689	22,472	26,161	3,207	1991	2015	(d)
11501 Burnet Road - Building 6	Austin	TX	—	2,676	15,972	13,973	2,676	29,945	32,621	3,408	1991	2015	(d)
11501 Burnet Road - Building 8	Austin	TX	—	1,400	7,422	1,547	1,400	8,969	10,369	1,172	1991	2015	(d)
11501 Burnet Road - Parking Garage	Austin	TX	—	—	19,826	63	—	19,889	19,889	3,628	1991	2015	(d)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	—	1,140	—	40,564	1,140	40,564	41,704	1,511	2019	2013	(d)
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	—	10,496	47,670	113	10,495	47,784	58,279	1,378	1999	2018	(d)
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	—	10,849	53,868	2,828	10,848	56,697	67,545	1,810	2000	2018	(d)
Three Barton Skyway (1221 South MoPac Expressway)	Austin	TX	—	10,374	47,624	184	10,373	47,809	58,182	1,343	2001	2018	(d)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	—	13,301	57,041	(40)	13,300	57,002	70,302	1,583	2001	2018	(d)

				Initial Cost			Gross Amount Which Carried December 31, 2019
Property Name	City	State	Encumbrances (a)	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (b)	Accumulated Depreciation at December 31, 2019 (c)	Year of Construction	Year Acquired	Depreciable Life
Four Points Centre (11305 Four Points Drive)	Austin	TX	—	7,800	43,581	3,463	7,800	47,044	54,844	1,427	2008	2018	(d)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	—	2,004	17,680	476	2,004	18,156	20,160	547	2000	2018	(d)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	—	3,137	29,254	191	3,137	29,445	32,582	816	2000	2018	(d)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	—	3,064	26,705	12	3,064	26,717	29,781	735	2000	2018	(d)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	—	2,273	18,617	1,001	2,273	19,618	21,891	674	2000	2018	(d)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	—	1,752	14,315	(24)	1,752	14,291	16,043	394	2001	2018	(d)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	—	1,598	12,945	(24)	1,598	12,921	14,519	356	2001	2018	(d)
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	—	1,801	16,486	1,051	1,801	17,537	19,338	586	2002	2018	(d)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	—	3,970	30,546	821	3,867	31,470	35,337	876	1998	2018	(d)
OTHER
10 Foster Avenue	Gibbsboro	NJ	—	244	971	69	244	1,040	1,284	624	1983	1997	(d)
7 Foster Avenue	Gibbsboro	NJ	—	231	921	31	231	952	1,183	549	1983	1997	(d)
2 Foster Avenue	Gibbsboro	NJ	—	185	730	11	185	741	926	741	1974	1997	(d)
4 Foster Avenue	Gibbsboro	NJ	—	183	726	6	183	732	915	732	1974	1997	(d)
1 Foster Avenue	Gibbsboro	NJ	—	93	364	8	93	372	465	372	1972	1997	(d)
5 U.S. Avenue	Gibbsboro	NJ	—	21	81	2	21	83	104	83	1987	1997	(d)
5 Foster Avenue	Gibbsboro	NJ	—	9	32	3	9	35	44	35	1968	1997	(d)
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	296	2,732	11,238	13,970	11,008	1988	1997	(d)
Main Street - Piazza	Voorhees	NJ	—	696	2,802	3,700	704	6,494	7,198	3,515	1990	1997	(d)
Main Street - Promenade	Voorhees	NJ	—	532	2,052	312	532	2,364	2,896	1,350	1988	1997	(d)

920 North King Street	Wilmington	DE	—	6,141	21,140	7,969	6,141	29,109	35,250	13,046	1989	2004	(d)
300 Delaware Avenue	Wilmington	DE	—	6,369	13,739	2,638	6,369	16,377	22,746	9,031	1989	2004	(d)
	Total:		$315,437	$443,949	$2,886,455	$676,055	$489,702	$3,516,757	$4,006,459	$973,318

(a)	Excludes the effect of any net interest premium/(discount) and deferred financing costs.

(b)	Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2017 to December 31, 2019 (in thousands):

	2019	2018	2017
Balance at beginning of year	$3,951,719	$3,830,824	$3,658,438
Additions:
Acquisitions	—	509,654	62,587
Capital expenditures and assets placed into service	145,378	129,274	356,857
Less:
Dispositions/impairments/placed into redevelopment	(50,792)	(469,517)	(189,472)
Retirements	(39,846)	(48,516)	(57,586)
Balance at end of year	$4,006,459	$3,951,719	$3,830,824
Per consolidated balance sheet	$4,006,459	$3,951,719	$3,830,824
The aggregate cost for federal income tax purposes is $3.2 billion as of December 31, 2019.

(c)	Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2017 to December 31, 2019 (in thousands):

	2019	2018	2017
Balance at beginning of year	$885,407	$913,297	$885,392
Additions:
Depreciation expense	144,131	137,213	154,029
Less:
Dispositions/impairments/placed into redevelopment	(16,783)	(117,589)	(74,178)
Retirements	(39,437)	(47,514)	(51,946)
Balance at end of year	$973,318	$885,407	$913,297
Per consolidated balance sheet	$973,318	$885,407	$913,297

(d)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.

(e)	Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and The Bulletin Building in 2012.

(f)
Represent leasehold interests in a land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.

(g)	Land value represents unamortized prepaid ground lease.