Form 10-Q
period 2020-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2020-04-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
A total of 170,495,608 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 23, 2020.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2020, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
The Company believes that combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into a single report will:

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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time (and contributing the net proceeds of such issuances to the Operating Partnership) and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company, including the Company's ownership interests in the real estate ventures described below. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$4,004,118	$4,006,459
Accumulated depreciation	(992,997)	(973,318)
Right of use asset - operating leases, net	21,485	21,656
Operating real estate investments, net	3,032,606	3,054,797
Construction-in-progress	193,160	180,718
Land held for development	108,213	96,124
Prepaid leasehold interests in land held for development, net	39,490	39,592
Total real estate investments, net	3,373,469	3,371,231
Assets held for sale, net	10,698	7,349
Cash and cash equivalents	52,702	90,499
Accounts receivable, net of allowance of $284 as of both March 31, 2020 and December 31, 2019	16,928	16,363
Accrued rent receivable, net of allowance of $7,484 and $7,691 as of March 31, 2020 and December 31, 2019, respectively	175,277	174,144
Investment in Real Estate Ventures	119,998	120,294
Deferred costs, net	94,336	95,560
Intangible assets, net	75,670	84,851
Other assets	126,264	115,678
Total assets	$4,045,342	$4,075,969
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$312,001	$313,812
Unsecured credit facility	50,000	—
Unsecured term loan, net	248,692	248,561
Unsecured senior notes, net	1,581,907	1,582,045
Accounts payable and accrued expenses	109,755	113,347
Distributions payable	32,692	33,815
Deferred income, gains and rent	34,673	35,284
Intangible liabilities, net	20,605	22,263
Lease liability - operating leases	22,606	22,554
Other liabilities	28,597	15,985
Total liabilities	$2,441,528	$2,387,666
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 170,965,987 and 176,480,095 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,710	1,766
Additional paid-in-capital	3,140,194	3,192,158
Deferred compensation payable in common shares	17,012	16,216
Common shares in grantor trust, 1,117,783 and 1,105,542 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	(17,012)	(16,216)
Cumulative earnings	812,578	804,556
Accumulated other comprehensive loss	(10,195)	(2,370)
Cumulative distributions	(2,350,733)	(2,318,233)
Total Brandywine Realty Trust's equity	1,593,554	1,677,877
Noncontrolling interests	10,260	10,426
Total beneficiaries' equity	$1,603,814	$1,688,303
Total liabilities and beneficiaries' equity	$4,045,342	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2020	2019
Revenue
Rents	$139,204	$138,098
Third party management fees, labor reimbursement and leasing	4,954	3,955
Other	930	1,843
Total revenue	145,088	143,896
Operating expenses
Property operating expenses	37,461	39,500
Real estate taxes	16,787	15,783
Third party management expenses	2,662	2,117
Depreciation and amortization	52,038	51,444
General and administrative expenses	8,561	9,844
Total operating expenses	117,509	118,688
Gain on sale of real estate
Net gain on disposition of real estate	2,586	—
Net gain on sale of undepreciated real estate	—	1,001
Total gain on sale of real estate	2,586	1,001
Operating income	30,165	26,209
Other income (expense):
Interest income	575	525
Interest expense	(20,009)	(20,357)
Interest expense - amortization of deferred financing costs	(749)	(666)
Equity in loss of Real Estate Ventures	(1,891)	(1,358)
Net gain on real estate venture transactions	—	259
Net income before income taxes	8,091	4,612
Income tax provision	(4)	(29)
Net income	8,087	4,583
Net income attributable to noncontrolling interests	(65)	(60)
Net income attributable to Brandywine Realty Trust	8,022	4,523
Nonforfeitable dividends allocated to unvested restricted shareholders	(131)	(119)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$7,891	$4,404

Basic income per Common Share	$0.04	$0.03

Diluted income per Common Share	$0.04	$0.02

Basic weighted average shares outstanding	176,069,968	175,857,358
Diluted weighted average shares outstanding	176,653,459	176,464,218

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,087	$4,583
Comprehensive loss:
Unrealized loss on derivative financial instruments	(8,057)	(2,689)
Amortization of interest rate contracts (1)	188	206
Total comprehensive loss	(7,869)	(2,483)
Comprehensive income	218	2,100
Comprehensive income attributable to noncontrolling interest	(21)	(44)
Comprehensive income attributable to Brandywine Realty Trust	$197	$2,056

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							8,022			65	8,087
Other comprehensive loss								(7,825)		(44)	(7,869)
Repurchase and retirement of Common Shares of Beneficial Interest	(5,644,200)		(57)	(53,801)							(53,858)
Share-based compensation activity	142,468	50,967	1	2,030							2,031
Share Issuance from/(to) Deferred Compensation Plan	(12,376)	(38,726)		(193)	796	(796)					(193)
Distributions declared ($0.19 per share)									(32,500)	(187)	(32,687)
BALANCE, March 31, 2020	170,965,987	1,117,783	$1,710	$3,140,194	$17,012	$(17,012)	$812,578	$(10,195)	$(2,350,733)	$10,260	$1,603,814

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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,087	$4,583
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,038	51,444
Amortization of deferred financing costs	749	666
Amortization of debt discount/(premium), net	(395)	175
Amortization of stock compensation costs	2,349	3,449
Straight-line rent income	(2,183)	(4,165)
Amortization of acquired above (below) market leases, net	(1,495)	(1,805)
Ground rent expense	366	370
Provision for doubtful accounts	213	—
Net gain on sale of interests in real estate	(2,586)	(1,001)
Loss from Real Estate Ventures, net of distributions	1,890	1,159
Income tax provision	4	29
Changes in assets and liabilities:
Accounts receivable	(1,348)	(3,539)
Other assets	(14,548)	(39,088)
Accounts payable and accrued expenses	(1,213)	(10,822)
Deferred income, gains and rent	(230)	(3,148)
Other liabilities	3,360	19,459
Net cash provided by operating activities	45,058	17,766
Cash flows from investing activities:
Acquisition of properties	(11,432)	—
Proceeds from the sale of properties	17,711	5,273
Proceeds from real estate venture sales	—	259
Proceeds from repayment of mortgage notes receivable	—	15
Capital expenditures for tenant improvements	(13,707)	(14,978)
Capital expenditures for redevelopments	(9,973)	(10,777)
Capital expenditures for developments	(19,426)	(18,645)
Advances for the purchase of tenant assets, net of repayments	585	(1,615)
Investment in unconsolidated Real Estate Ventures	—	(182)
Deposits for real estate	(1,011)	3,152
Capital distributions from Real Estate Ventures	—	1,851
Leasing costs paid	(5,315)	(5,696)
Net cash used in investing activities	(42,568)	(41,343)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,945)	(1,871)
Proceeds from credit facility borrowings	66,000	198,000
Repayments of credit facility borrowings	(16,000)	(130,000)
Proceeds from the exercise of stock options	47	800
Shares used for employee taxes upon vesting of share awards	(722)	(1,230)
Partner contributions to consolidated real estate venture	—	23
Repurchase and retirement of common shares	(53,857)	(17,282)
Distributions paid to shareholders	(33,622)	(33,084)
Distributions to noncontrolling interest	(187)	(187)
Net cash provided by (used in) financing activities	(40,286)	15,169
Decrease in cash and cash equivalents and restricted cash	(37,796)	(8,408)
Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$53,374	$14,803

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842
Restricted cash, beginning of period	671	369
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211
Cash and cash equivalents, end of period	$52,702	$14,449
Restricted cash, end of period	672	354
Cash and cash equivalents and restricted cash, end of period	$53,374	$14,803
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2020 and 2019 of $1,201 and $728, respectively	$12,961	$14,251
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,692	34,107
Change in capital expenditures financed through accounts payable at period end	2,745	(1,080)
Change in capital expenditures financed through retention payable at period end	23	(4,503)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$4,004,118	$4,006,459
Accumulated depreciation	(992,997)	(973,318)
Right of use asset - operating leases, net	21,485	21,656
Operating real estate investments, net	3,032,606	3,054,797
Construction-in-progress	193,160	180,718
Land held for development	108,213	96,124
Prepaid leasehold interests in land held for development, net	39,490	39,592
Total real estate investments, net	3,373,469	3,371,231
Assets held for sale, net	10,698	7,349
Cash and cash equivalents	52,702	90,499
Accounts receivable, net of allowance of $284 as of both March 31, 2020 and December 31, 2019	16,928	16,363
Accrued rent receivable, net of allowance of $7,484 and $7,691 as of March 31, 2020 and December 31, 2019, respectively	175,277	174,144
Investment in Real Estate Ventures	119,998	120,294
Deferred costs, net	94,336	95,560
Intangible assets, net	75,670	84,851
Other assets	126,264	115,678
Total assets	$4,045,342	$4,075,969
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$312,001	$313,812
Unsecured credit facility	50,000	—
Unsecured term loan, net	248,692	248,561
Unsecured senior notes, net	1,581,907	1,582,045
Accounts payable and accrued expenses	109,755	113,347
Distributions payable	32,692	33,815
Deferred income, gains and rent	34,673	35,284
Intangible liabilities, net	20,605	22,263
Lease liability - operating leases	22,606	22,554
Other liabilities	28,597	$15,985
Total liabilities	$2,441,528	2,387,666
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 981,634 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	9,981	15,388
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 170,965,987 and 176,480,095 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,603,314	1,674,539
Accumulated other comprehensive income	(10,584)	(2,715)
Total Brandywine Operating Partnership, L.P.'s equity	1,592,730	1,671,824
Noncontrolling interest - consolidated real estate ventures	1,103	1,091
Total partners' equity	$1,593,833	$1,672,915
Total liabilities and partners' equity	$4,045,342	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2020	2019
Revenue
Rents	$139,204	$138,098
Third party management fees, labor reimbursement and leasing	4,954	3,955
Other	930	1,843
Total revenue	145,088	143,896
Operating expenses
Property operating expenses	37,461	39,500
Real estate taxes	16,787	15,783
Third party management expenses	2,662	2,117
Depreciation and amortization	52,038	51,444
General and administrative expenses	8,561	9,844
Total operating expenses	117,509	118,688
Gain on sale of real estate
Net gain on disposition of real estate	2,586	—
Net gain on sale of undepreciated real estate	—	1,001
Total gain on sale of real estate	2,586	1,001
Operating income	30,165	26,209
Other income (expense):
Interest income	575	525
Interest expense	(20,009)	(20,357)
Interest expense - amortization of deferred financing costs	(749)	(666)
Equity in loss of Real Estate Ventures	(1,891)	(1,358)
Net gain on real estate venture transactions	—	259
Net income before income taxes	8,091	4,612
Income tax provision	(4)	(29)
Net income	8,087	4,583
Net income attributable to noncontrolling interests - consolidated real estate ventures	(12)	(34)
Net income attributable to Brandywine Operating Partnership	8,075	4,549
Nonforfeitable dividends allocated to unvested restricted unitholders	(131)	(119)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$7,944	$4,430

Basic income per Common Partnership Unit	$0.04	$0.03

Diluted income per Common Partnership Unit	$0.04	$0.02

Basic weighted average common partnership units outstanding	177,051,602	176,840,229
Diluted weighted average common partnership units outstanding	177,635,093	177,447,089
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$8,087	$4,583
Comprehensive loss:
Unrealized loss on derivative financial instruments	(8,057)	(2,689)
Amortization of interest rate contracts (1)	188	206
Total comprehensive loss	(7,869)	(2,483)
Comprehensive income	218	2,100
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(12)	(34)
Comprehensive income attributable to Brandywine Operating Partnership	$206	$2,066
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
Net income		8,075		12	8,087
Other comprehensive loss			(7,869)		(7,869)
Deferred compensation obligation	(12,376)	(193)			(193)
Repurchase and retirement of LP units	(5,644,200)	(53,858)			(53,858)
Share-based compensation activity	142,468	2,031			2,031
Adjustment of redeemable partnership units to liquidation value at period end		5,220			5,220
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,500)			(32,500)
BALANCE, March 31, 2020	170,965,987	$1,603,314	$(10,584)	$1,103	$1,593,833

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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,087	$4,583
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52,038	51,444
Amortization of deferred financing costs	749	666
Amortization of debt discount/(premium), net	(395)	175
Amortization of stock compensation costs	2,349	3,449
Straight-line rent income	(2,183)	(4,165)
Amortization of acquired above (below) market leases, net	(1,495)	(1,805)
Ground rent expense	366	370
Provision for doubtful accounts	213	—
Net gain on sale of interests in real estate	(2,586)	(1,001)
Loss from Real Estate Ventures, net of distributions	1,890	1,159
Income tax provision	4	29
Changes in assets and liabilities:
Accounts receivable	(1,348)	(3,539)
Other assets	(14,548)	(39,088)
Accounts payable and accrued expenses	(1,213)	(10,822)
Deferred income, gains and rent	(230)	(3,148)
Other liabilities	3,360	19,459
Net cash provided by operating activities	45,058	17,766
Cash flows from investing activities:
Acquisition of properties	(11,432)	—
Proceeds from the sale of properties	17,711	5,273
Proceeds from real estate venture sales	—	259
Proceeds from repayment of mortgage notes receivable	—	15
Capital expenditures for tenant improvements	(13,707)	(14,978)
Capital expenditures for redevelopments	(9,973)	(10,777)
Capital expenditures for developments	(19,426)	(18,645)
Advances for the purchase of tenant assets, net of repayments	585	(1,615)
Investment in unconsolidated Real Estate Ventures	—	(182)
Deposits for real estate	(1,011)	3,152
Capital distributions from Real Estate Ventures	—	1,851
Leasing costs paid	(5,315)	(5,696)
Net cash used in investing activities	(42,568)	(41,343)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,945)	(1,871)
Proceeds from credit facility borrowings	66,000	198,000
Repayments of credit facility borrowings	(16,000)	(130,000)
Proceeds from the exercise of stock options	47	800
Shares used for employee taxes upon vesting of share awards	(722)	(1,230)
Partner contributions to consolidated real estate venture	—	23
Repurchase and retirement of common shares	(53,857)	(17,282)
Distributions paid to preferred and common partnership units	(33,809)	(33,271)
Net cash provided by (used in) financing activities	(40,286)	15,169
Decrease in cash and cash equivalents and restricted cash	(37,796)	(8,408)
Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$53,374	$14,803

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842
Restricted cash, beginning of period	671	369
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211

Cash and cash equivalents, end of period	$52,702	$14,449
Restricted cash, end of period	672	354
Cash and cash equivalents and restricted cash, end of period	$53,374	$14,803
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2020 and 2019 of $1,201 and $728, respectively	$12,961	$14,251
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,692	34,107
Change in capital expenditures financed through accounts payable at period end	2,745	(1,080)
Change in capital expenditures financed through retention payable at period end	23	(4,503)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2020, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company".
As of March 31, 2020, the Company owned 94 properties that contained an aggregate of approximately 16.6 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties excludes development properties, redevelopment properties, and properties held for sale (the “Core Properties”). The Properties were comprised of the following as of March 31, 2020:

	Number of Properties	Rentable Square Feet
Office properties	85	15,319,340
Mixed-use properties	4	659,625
Core Properties	89	15,978,965
Development property	1	204,108
Redevelopment properties	4	397,237
The Properties	94	16,580,310

In addition to the Properties, as of March 31, 2020, the Company owned 242.5 acres of land held for development, of which 49.2 acres were held for sale. The Company also held leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of March 31, 2020, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.4 million square feet, of which 0.3 million square feet relates to 49.2 acres held for sale. As of March 31, 2020, the Company also owned economic interests in seven unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, ''Investment in Unconsolidated Real Estate Ventures”) for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2020, the management company subsidiaries were managing properties containing an aggregate of approximately 24.1 million net rentable square feet, of which approximately 16.6 million net rentable square feet related to Properties owned by the Company and approximately 7.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020.
The Company's Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2019.

Adoption of New Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Credit Losses (Topic 326), which changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current incurred loss model with an expected loss approach, resulting in more timely recognition of such losses. In November 2018, the FASB released ASU 2018-19, Codification Improvements to Topic 326, Financial Instrument - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The guidance was effective for the Company as of January 1, 2020. The Company adopted ASU 2016-13 effective January 1, 2020 and it did not have a material impact on the consolidated financial statements.
3. REAL ESTATE INVESTMENTS
As of March 31, 2020 and December 31, 2019, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$485,420	$489,702
Building and improvements	3,044,461	3,049,395
Tenant improvements	474,237	467,362
Total	$4,004,118	$4,006,459

Acquisitions
The following table summarizes the property acquisitions during the three months ended March 31, 2020 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
145 King of Prussia Road	February 27, 2020	Radnor, PA	Land	7.75 acres	$11,250

Dispositions
The following table summarizes the property dispositions during the three months ended March 31, 2020 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
52 East Swedesford Road	March 19, 2020	Malvern, PA	Office	131,077	$18,000	$2,336

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.
Held for Sale
As of March 31, 2020, the Company determined that the sale of one parcel of land within the Pennsylvania Suburbs segment and two parcels of land within the Other segment totaling 49.2 acres was probable and classified these properties as held for sale. As such, $10.7 million was classified as "Assets held for sale, net" on the consolidated balance sheets. As of March 31, 2020, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. The fair value of the properties is based on the pricing in the purchase and sale agreement.
As of December 31, 2019, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2020, the Company held ownership interests in seven unconsolidated real estate ventures for an aggregate investment balance of $118.4 million, which includes a negative investment balance in one unconsolidated real estate venture, reflected within 'Other liabilities' in the consolidated balance sheets. As of March 31, 2020, three of the real estate ventures owned properties that contained an aggregate of approximately 5.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the Real Estate Ventures, which range from 15% to 70%, using the equity method. Certain of the Real Estate Ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from its Real Estate Ventures of $1.1 million for each of the three months ended March 31, 2020 and 2019.
The Company earned leasing commission income from its Real Estate Ventures of $0.4 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
The Company had outstanding accounts receivable balances from its Real Estate Ventures of $0.9 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual Real Estate Ventures.
The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	MAP Venture	Other	Total
Net property	$189,953	$650,323	$840,276
Other assets	256,904	87,201	344,105
Other liabilities	266,798	21,188	287,986
Debt, net	181,768	419,352	601,120
Equity (a)	(1,709)	296,984	295,275

	December 31, 2019
	MAP Venture	Other	Total
Net property	$192,582	$641,785	$834,367
Other assets	256,453	85,549	342,002
Other liabilities	266,200	23,871	290,071
Debt, net	181,525	403,543	585,068
Equity (a)	1,310	299,920	301,230

(a)
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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	MAP Venture	Other	Total
Revenue	$17,313	$13,838	$31,151
Operating expenses	(12,228)	(5,733)	(17,961)
Interest expense, net	(2,047)	(2,942)	(4,989)
Depreciation and amortization	(6,058)	(6,465)	(12,523)
Net loss	$(3,020)	$(1,302)	$(4,322)
Ownership interest %	50%	Various	Various
Company's share of net loss	$(1,510)	$(352)	$(1,862)
Basis adjustments and other	(10)	(19)	(29)
Equity in loss of Real Estate Ventures	$(1,520)	$(371)	$(1,891)

	Three Months Ended March 31, 2019
	MAP Venture	Other	Total
Revenue	$18,288	$16,771	$35,059
Operating expenses	(12,155)	(6,563)	(18,718)
Interest expense, net	(2,536)	(1,384)	(3,920)
Depreciation and amortization	(6,349)	(7,363)	(13,712)
Net income (loss)	$(2,752)	$1,461	$(1,291)
Ownership interest %	50%	Various	Various
Company's share of net income (loss)	$(1,376)	$64	$(1,312)
Basis adjustments and other	(56)	10	(46)
Equity in income (loss) of Real Estate Ventures	$(1,432)	$74	$(1,358)

5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
Lease Revenue	2020	2019
Fixed contractual payments	$104,401	$104,649
Variable lease payments	30,639	28,731
Total	$135,040	$133,380

6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2020 and December 31, 2019, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$153,328	$(79,024)	$74,304
Tenant relationship value	5,142	(4,775)	367
Above market leases acquired	4,866	(3,867)	999
Total intangible assets, net	$163,336	$(87,666)	$75,670

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$43,302	$(22,697)	$20,605

	December 31, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$167,357	$(84,123)	$83,234
Tenant relationship value	5,268	(4,815)	453
Above market leases acquired	4,956	(3,792)	1,164
Total intangible assets, net	$177,581	$(92,730)	$84,851

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$44,757	$(22,494)	$22,263

As of March 31, 2020, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2020 (nine months remaining)	$18,801	$3,665
2021	17,854	3,838
2022	12,043	2,257
2023	9,213	1,716
2024	6,294	1,428
Thereafter	11,465	7,701
Total	$75,670	$20,605

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square	$80,667	$81,103	3.98%	August 2020
Four Tower Bridge	9,230	9,291	4.50%	February 2021
One Commerce Square	115,647	116,571	3.64%	April 2023
Two Commerce Square	107,948	108,472	4.51%	April 2023
Principal balance outstanding	313,492	315,437
Plus: fair market value premium (discount), net	(1,289)	(1,383)
Less: deferred financing costs	(202)	(242)
Mortgage indebtedness	$312,001	$313,812

UNSECURED DEBT
$600 million Unsecured Credit Facility	$50,000	$—	LIBOR + 1.10%	July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,878,610	1,828,610
Plus: original issue premium (discount), net	11,601	12,090
Less: deferred financing costs	(9,612)	(10,094)
Total unsecured indebtedness	$1,880,599	$1,830,606
Total Debt Obligations	$2,192,600	$2,144,418

In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2020, the weighted-average interest rate on Unsecured Credit Facility borrowings was 2.1% resulting in a nominal amount of interest expense. As of March 31, 2020, the effective interest rate on Credit Facility borrowings was 2.1%.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2020. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of March 31, 2020, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2020 (nine months remaining)	$85,281
2021	15,143
2022	306,332
2023	556,736
2024	350,000
Thereafter	878,610
Total principal payments	2,192,102
Net unamortized premiums/(discounts)	10,312
Net deferred financing costs	(9,814)
Outstanding indebtedness	$2,192,600

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2020 and December 31, 2019, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2020 and December 31, 2019 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,503,297	$1,511,215	$1,503,435	$1,591,830
Variable rate debt	$377,302	$359,532	$327,171	$309,947
Mortgage notes payable	$312,001	$331,341	$313,812	$317,031
Notes receivable	$44,430	$46,640	$44,430	$43,322

(a)
Net of deferred financing costs of $8.3 million and $8.7 million for unsecured notes payable, $1.3 million and $1.4 million for variable rate debt and $0.2 million for mortgage notes payable as of both March 31, 2020 and December 31, 2019.

On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a related party note receivable of $44.4 million within 'Other assets' on the consolidated balance sheets. Refer to Note 4, ''Investment in Unconsolidated Real Estate Ventures" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further detail regarding this financing.
The Company used quoted market prices as of March 31, 2020 and December 31, 2019 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2020. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2020 and December 31, 2019. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2020	12/31/2019				3/31/2020	12/31/2019
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(8,423)	$(562)
Swap	Interest Rate	Cash Flow	(a)	$25,774	$25,774	3.300%	December 22, 2011	January 30, 2021	(293)	(94)
				$275,774	$275,774

(a)	Hedging unsecured variable rate debt.
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of March 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2020. Current estimates of fair value may differ from the amounts presented herein.
10. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Non-controlling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the non-controlling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $9.2 million and $9.3 million as of March 31, 2020 and December 31, 2019, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at, on a limited partner basis, the greater of historical cost adjusted for the allocation of income and distributions or fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $10.3 million and $15.5 million as of March 31, 2020 and December 31, 2019, respectively.
11. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$8,087	$8,087	$4,583	$4,583
Net income attributable to noncontrolling interests	(65)	(65)	(60)	(60)
Nonforfeitable dividends allocated to unvested restricted shareholders	(131)	(131)	(119)	(119)
Net income attributable to common shareholders	$7,891	$7,891	$4,404	$4,404
Denominator
Weighted-average shares outstanding	176,069,968	176,069,968	175,857,358	175,857,358
Contingent securities/Share based compensation	—	583,491	—	606,860
Weighted-average shares outstanding	176,069,968	176,653,459	175,857,358	176,464,218
Earnings per Common Share:
Net income attributable to common shareholders	$0.04	$0.04	$0.03	$0.02
Redeemable common limited partnership units totaling 981,634 at March 31, 2020 and 982,871 at March 31, 2019, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2020 and 2019, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On February 27, 2020 the Parent Company declared a distribution of $0.19 per common share, totaling $32.7 million, which was paid on April 21, 2020 to shareholders of record as of April 7, 2020.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the three months ended March 31, 2020, the Company repurchased and retired 5,644,200 common shares at an average price of $9.54 per share, totaling $53.9 million. During the three months ended March 31, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million.
12. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$8,087	$8,087	$4,583	$4,583
Net income attributable to noncontrolling interests	(12)	(12)	(34)	(34)
Nonforfeitable dividends allocated to unvested restricted unitholders	(131)	(131)	(119)	(119)
Net income attributable to common unitholders	$7,944	$7,944	$4,430	$4,430
Denominator
Weighted-average units outstanding	177,051,602	177,051,602	176,840,229	176,840,229
Contingent securities/Share based compensation	—	583,491	—	606,860
Total weighted-average units outstanding	177,051,602	177,635,093	176,840,229	177,447,089
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	0.04	0.04	0.03	0.02

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2020 and 2019, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On February 27, 2020 the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.7 million, which was paid on April 21, 2020 to unitholders of record as of April 7, 2020.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2020, the Company retired 5,644,200 common partnership units at an average price of $9.54 per unit, totaling $53.9 million, in connection with an equal number of common share repurchases. During the three months ended March 31, 2019, the Company retired 1,337,169 common partnership units at an average price of $12.92 per unit, totaling $17.3 million, in connection with an equal number of share repurchases.
13. SHARE BASED COMPENSATION
Restricted Share Rights Awards
As of March 31, 2020, 689,184 restricted share rights ("Restricted Share Rights") were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2020 was $3.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.40 years. During the three months ended March 31, 2020 and 2019, the amortization related to outstanding Restricted Share Rights was $1.9 million (of which $0.3 million was capitalized) and $1.6 million (of which $0.2 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Rights activity during the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested at January 1, 2020	479,144	$15.90	$44.7
Granted	224,678	$14.66	$—
Vested	(12,718)	$15.60	$—
Forfeited	(1,920)	$15.63	$—
Non-vested at March 31, 2020	689,184	$15.50	$—

On March 5, 2020, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 183,758 Restricted Share Rights, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2020 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of targets for same-store net operating cash income growth and investment activity provided certain operating and balance sheet metrics are also achieved during the three-year period ending December 31, 2022. Half of any additional shares earned will vest based on continued service through each of January 1, 2023 and January 1, 2024, respectively, provided that this additional service requirement will be waived in the event of a death, disability or qualifying retirement. In addition to the basic award, up to 316,306 shares may be awarded under the outperformance feature. As of March 31, 2020, the Company has not recognized any compensation expense for the outperformance feature of these awards as it has been determined that it is not probable that the performance metrics will be achieved. The Company will evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on March 5, 2020, the Compensation Committee awarded non-officer employees an aggregate of 40,920 Restricted Share Rights that generally vest in three equal installments on April 15, 2021, 2022, and 2023. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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

	RPSU Grant
	2/28/2018	2/21/2019	3/5/2020	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2020	190,296	206,069	—	396,365
Units Granted	—	—	319,600	319,600
Non-vested at March 31, 2020	190,296	206,069	319,600	715,965
Measurement Period Commencement Date	1/1/2018	1/1/2019	1/1/2020
Measurement Period End Date	12/31/2020	12/31/2021	12/31/2022
Units Granted	209,193	213,728	319,600
Fair Value of Units on Grant Date (in thousands)	$4,276	$4,627	$5,389

The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSU's, subject to the same terms and conditions as the original RPSU's. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the March 5, 2020 grant, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the February 2019 and 2018 grants, the Company amortizes stock-based compensation costs through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.

For the three months ended March 31, 2020, the Company recognized amortization of the 2020, 2019 and 2018 RPSU awards of $0.6 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2019, amortization for the 2019, 2018 and 2017 RPSU awards was $2.7 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSU's at March 31, 2020 was approximately $6.9 million and is expected to be recognized over a weighted average remaining vesting period of 2.37 years.
The Company issued 121,897 common shares on February 1, 2020 in settlement of RPSUs that had been awarded on March 1, 2017 (with a three-year measurement period ended December 31, 2019). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 22, 2020.
14. SEGMENT INFORMATION
As of March 31, 2020, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2020	December 31, 2019
Philadelphia CBD	$1,733,987	$1,726,299
Pennsylvania Suburbs	991,788	1,003,890
Austin, Texas	722,873	721,255
Metropolitan Washington, D.C.	468,416	468,035
Other	87,054	86,980
Operating Properties	$4,004,118	$4,006,459

Right of use asset - operating leases, net	$21,485	$21,656

Corporate
Construction-in-progress	$193,160	$180,718
Land held for development (a)	$108,213	$96,124
Prepaid leasehold interests in land held for development, net (b)	$39,490	$39,592

(a)	Does not include 49.2 acres and 35.2 acres of land classified as held for sale as of March 31, 2020 and December 31, 2019, respectively.

(b)	Includes leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania as of March 31, 2020 and December 31, 2019.

Net operating income:

	Three Months Ended March 31,
	2020			2019
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$65,915	$(24,198)	$41,717	$65,798	$(25,185)	$40,613
Pennsylvania Suburbs	37,237	(12,678)	24,559	35,627	(12,991)	22,636
Austin, Texas	26,581	(10,145)	16,436	24,766	(9,076)	15,690
Metropolitan Washington, D.C.	10,754	(5,512)	5,242	13,520	(6,204)	7,316
Other	3,652	(2,693)	959	3,182	(2,145)	1,037
Corporate	949	(1,684)	(735)	1,003	(1,799)	(796)
Operating properties	$145,088	$(56,910)	$88,178	$143,896	$(57,400)	$86,496

(a)	Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended March 31,
	March 31, 2020	December 31, 2019	2020	2019
Philadelphia CBD	$17,602	$17,524	$78	$78
Metropolitan Washington, D.C.	102,396	102,840	(449)	(175)
MAP Venture (a)	(1,590)	(70)	(1,520)	(1,367)
Other	—	—	—	106
Total	$118,408	$120,294	$(1,891)	$(1,358)

(a)	Included in Other liabilities on the consolidated balance sheets.
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income, as defined by GAAP, to consolidated NOI, (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$8,087	$4,583
Plus:
Interest expense	20,009	20,357
Interest expense - amortization of deferred financing costs	749	666
Depreciation and amortization	52,038	51,444
General and administrative expenses	8,561	9,844
Equity in loss of Real Estate Ventures	1,891	1,358
Less:
Interest income	575	525
Income tax provision	(4)	(29)
Net gain on disposition of real estate	2,586	—
Net gain on sale of undepreciated real estate	—	1,001
Net gain on real estate venture transactions	—	259
Consolidated net operating income	$88,178	$86,496

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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no letters-of-credit for a mortgage lender as of March 31, 2020. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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
Debt Guarantees
As of March 31, 2020, the Company’s Real Estate Ventures had aggregate indebtedness of $611.6 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of March 31, 2020, the $150.0 million construction loan obtained by 4040 Wilson, located in Arlington, Virginia, for which the Company has a payment guarantee up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by the Real Estate Ventures, including 4040 Wilson, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2020, had $8.4 million of future fixed contractual obligations. The Company is also committed to make additional contributions under the program. As of March 31, 2020, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.7 million.
As of March 31, 2020, the Company was under contract to acquire an office property containing approximately 170,000 rentable square feet located in Radnor, Pennsylvania for a purchase price of $20.3 million. The Company has paid $1.0 million towards the purchase price in the form of a non-refundable deposit and the transaction is expected to close during 2020.
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
16. SUBSEQUENT EVENTS
On April 2, 2020, we settled the purchase of 604,283 common shares, which had a trade date of March 31, 2020, for an aggregate of $6.1 million.
The recent outbreak of COVID-19 across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. If the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations.
On April 10, 2020, the Financial Accounting Standards Board (the "FASB") issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company is currently working with tenants impacted by the COVID-19 pandemic to determine appropriate lease concessions. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our expectations are set forth under the heading “Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2019, many of which may be more likely to impact us as a result of the ongoing coronavirus (COVID-19) outbreak.
Given these uncertainties, and the other risks identified in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2020, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
We generate cash and revenue from leases of space at our Properties and, to a lesser extent, from the management and development of properties owned by third parties and from investments in the Real Estate Ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for space. We also generate cash through sales of assets, including assets that we do not view as core to our business plan, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Our financial and operating performance is dependent upon the demand for office, residential and retail space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
Adverse changes in economic conditions could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates and rent collection rates may decline, during the remainder of 2020 and possibly beyond as the current economic climate may negatively impact tenants.
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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2020 was 93.3% compared to 92.1% at March 31, 2019.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	15,978,965	16,379,261
Occupancy percentage (end of period)	93.3%	92.1%
Average occupancy percentage	93.0%	91.8%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	75.6%	66.2%
New leases and expansions commenced (square feet)	224,417	404,925
Leases renewed (square feet)	87,449	412,123
Net absorption (square feet)	62,507	(65,796)
Percentage change in rental rates per square feet (4):
New and expansion rental rates	21.1%	13.6%
Renewal rental rates	8.6%	14.9%
Combined rental rates	15.7%	14.6%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$6.28	$7.87
Tenant Improvements (per square feet)	$18.02	$22.33
Weighted average lease term (years)	6.7	7.7
Total capital per square foot per lease year	$3.96	$4.81

(1)	Does not include properties under development, redevelopment, held for sale, or sold.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.

(3)	Calculated as percentage of total square feet.

(4)	Includes base rent plus reimbursement for operating expenses and real estate taxes.

(5)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 5.5% of our aggregate final annualized base rents as of March 31, 2020 (representing approximately 5.7% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2020. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $7.8 million or 3.9% of total receivables (including accrued rent receivable) as of March 31, 2020 compared to $8.0 million or 4.0% of total receivables (including accrued rent receivable) as of December 31, 2019.

If economic conditions deteriorate, including as a result of the recent COVID-19 outbreak, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of March 31, 2020 the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
The Bulletin Building (a)	Philadelphia, PA	Q3 2020	Redevelopment	283,000	$84,800	$67,300
405 Colorado Street (b)	Austin, TX	Q1 2021	Development	204,000	116,000	38,800
426 W. Lancaster Avenue (c)	Devon, PA	Q1 2019	Redevelopment	56,000	14,900	13,100
3000 Market Street (d)	Philadelphia, PA	Q1 2021	Redevelopment	64,000	38,000	13,000

(a)	Estimated costs include $37.8 million of building basis, representing the acquisition cost.

(b)	Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.

(c)
The property was vacated during the third quarter of 2017. Total project costs include $4.9 million of existing property basis. The renovation of the base building was substantially completed during the first quarter of 2019 and remaining costs as of March 31, 2020 primarily represent tenant improvements.

(d)	Estimated costs include $12.8 million of existing property basis.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment. As of March 31, 2020, there has been no material construction spend on this project.
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
Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2019.
RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2020 and 2019. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 14, ''Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 14, ''Segment Information” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended March 31, 2020 and March 31, 2019
The following comparison for the three months ended March 31, 2020 to the three months ended March 31, 2019, makes reference to the effect of the following:

(a)
“Same Store Property Portfolio,” which represents 88 properties containing an aggregate of approximately 15.8 million net rentable square feet, and represents properties that we owned for the three-month periods ended March 31, 2020 and 2019. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2019 and owned through March 31, 2020,

(b)	“Total Portfolio,” which represents all properties owned by us during the three months ended March 31, 2020 and 2019,

(c)	"Recently Completed/Acquired Properties," which represents 1 property placed into service or acquired on or subsequent to January 1, 2019,

(d)
"Development/Redevelopment Properties," which represents 5 properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and

(e)	"Q1 2019 through Q1 2020 Dispositions," which represents 2 properties disposed of from the three months ended March 31, 2019 through the three months ended March 31, 2020.

Comparison of three months ended March 31, 2020 to the three months ended March 31, 2019

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Revenue:
Rents	$132.8	$129.6	$3.2	2.5%	$1.8	$1.0	$1.5	$2.7	$3.1	$4.8	$139.2	$138.1	$1.1	0.8%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.0	4.0	5.0	4.0	1.0	25.0%
Other	0.3	0.4	(0.1)	(25.0)%	—	—	—	—	0.6	1.4	0.9	1.8	(0.9)	(50.0)%
Total revenue	133.1	130.0	3.1	2.4%	1.8	1.0	1.5	2.7	8.7	10.2	145.1	143.9	1.2	0.8%
Property operating expenses	35.4	36.2	(0.8)	(2.1)%	0.3	—	0.6	1.1	1.1	2.2	37.4	39.5	(2.1)	(5.2)%
Real estate taxes	15.5	14.8	0.7	4.7%	0.4	0.2	0.4	0.3	0.5	0.4	16.8	15.7	1.1	7.0%
Third party management expenses	—	—	—	—%	—	—	—	—	2.7	2.1	2.7	2.1	0.6	28.6%
Net operating income	82.2	79.0	3.2	4.0%	1.1	0.8	0.5	1.3	4.4	5.5	88.2	86.6	1.6	1.8%
Depreciation and amortization	48.2	46.3	1.9	4.1%	0.5	0.2	1.0	1.4	2.3	3.6	52.0	51.5	0.5	1.0%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.6	9.8	8.6	9.8	(1.2)	(12.2)%
Net gain on disposition of real estate											(2.6)	—	(2.6)	—%
Net gain on sale of undepreciated real estate											—	(1.0)	1.0	(100.0)%
Operating income (loss)	$34.0	$32.7	$1.3	3.9%	$0.6	$0.6	$(0.5)	$(0.1)	$(6.5)	$(7.9)	$30.2	$26.3	$3.9	14.6%
Number of properties	88	88			1		5				94
Square feet	15.8	15.8			0.2		0.6				16.6
Core Occupancy % (b)	93.3%	92.2%			100.0%
Other Income (Expense):
Interest income											0.6	0.5	0.1	20.0%
Interest expense											(20.0)	(20.4)	0.4	(2.0)%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of Real Estate Ventures											(1.9)	(1.4)	(0.5)	35.7%
Net gain on real estate venture transactions											—	0.3	(0.3)	(100.0)%
Net income											$8.2	$4.6	$3.6	77.2%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.04	$0.02	$0.02	100.0%

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.

(b)	Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased by $1.1 million during the first quarter of 2020 compared to the first quarter of 2019. The increase in Rents is primarily driven by a $3.2 million increase across the Same Store Portfolio due to increased occupancy at several properties within the Philadelphia CBD Segment and a $1.3 million increase in termination fee income, as well as a $0.8 million increase related to leasing activity at the Recently Completion/Acquired Properties. These increases are partially offset by a decrease of $1.6 million related to the Q1 2019 through Q1 2020 Dispositions and a decrease of $1.2 million related to redevelopments included in Development/Redevelopment Properties.

Third party management fees, labor reimbursement, and leasing income increased by $1.0 million during the first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase general contractor management services provided to MAP Venture.

Property Operating Expenses
Property operating expenses across our Total Portfolio decreased $2.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, of which $0.8 million relates to decreases across our Same Store Property Portfolio, $0.5 million relates to decreases due to vacancies at our Development/Redevelopment Properties in advance of beginning redevelopment activities, and $0.4 million relates to the Q1 2019 through Q1 2020 Dispositions.
Real Estate Taxes
Real estate taxes increased $1.1 million for the first quarter of 2020 compared to the first quarter of 2019, of which $0.7 million related to our Same Store Property Portfolio and $0.2 million relates to our Recently Completed/Acquired Properties.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.5 million for the first quarter of 2020 compared to the first quarter of 2019, of which $1.9 million relates to the Same Store Property Portfolio, primarily due to the write off of assets for a terminated tenant in the Philadelphia CBD Segment and $0.3 million relates to our Recently Completed/Acquired Properties. This increase was offset by a decrease of $0.8 million related to 650 Park Avenue, which was demolished in July 2019, $0.6 million related to the Q1 2019 through Q1 2020 Dispositions and $0.4 million related to the Development/Redevelopment Properties.
General and Administrative
The $1.2 million decrease for the first quarter of 2020 compared to the first quarter of 2019 is primarily related to a $1.8 million decrease in compensation related expenses, which is driven by changes to the vesting period of retirement eligible officers for the 2020 Restricted Performance Share Unit awards compared to the 2019 Restricted Performance Share Unit awards. This was partially offset by a $0.3 million increase due to an increase in capitalized general and administrative costs.
Net Gain on Disposition of Real Estate
The gain of $2.6 million recognized during the three months ended March 31, 2020 is primarily related to the disposition of 52 East Swedesford Road, an office property in our Pennsylvania Suburbs Segment.
Net Gain on Sale of Undepreciated Real Estate
The gain of $1.0 million recognized during the first quarter of 2019 was primarily related to the a $0.8 million gain from the disposition of 9 Presidential Boulevard.
Net Income
Net income increased by $3.6 million for the first quarter of 2020 compared to the first quarter of 2019 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.04 for the first quarter of 2020 as compared to net income per share of $0.02 for the first quarter of 2019 as a result of the factors described above.
LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity funding needs for the next twelve months are as follows:

•	normal recurring expenses;

•	capital expenditures, including capital and tenant improvements and leasing costs;

•	debt service and principal repayment obligations;

•	current development and redevelopment costs;

•	commitments to unconsolidated real estate ventures;

•	distributions to shareholders to maintain our Parent Company’s REIT status;

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interest therein; and

•	possible common share repurchases.
We expect to satisfy these needs using one or more of the following:

•	cash flows from operations;

•	distributions of cash from our unconsolidated real estate ventures;

•	cash and cash equivalent balances;

•	availability under our unsecured Credit Facility;

•	secured construction loans and long-term unsecured indebtedness;

•	issuances of Parent Company equity securities and/or units of the Operating Partnership; and

•	sales of real estate.
As of March 31, 2020, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2020 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of March 31, 2020 we were in compliance with all of our debt covenants and requirement obligations.
In addition, we are continuing to monitor the outbreak of the novel coronavirus (“COVID-19”) and the related economic impacts, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain as this continues to evolve globally. However, if the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations. Approximately 96% of April total cash-based rent has been received from our tenants which reflects a 97% collection rate from our office tenants. We have received rent relief requests primarily from our co-working and retail tenants, who represent approximately 2.1% and 1.6% of April billings, respectively. The relief requests have substantially all been in the form of rent deferral for varying lengths of time and we are currently assessing the merits of each request. For those tenants we believe require rent relief, we expect to grant deferrals and, in some instances, seek extended lease terms through favorable lease extensions. We can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured revolving credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses. In light of the volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds under our unsecured credit facility when needed to fund distributions or pay expenses.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of March 31, 2020, amounted to $313.5 million and $1,878.6 million, respectively.

Capital Markets
The Parent Company issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company generally maintains a shelf registration statement that covers the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement or in transactions exempt from registration.
See Note 11, ''Beneficiaries' Equity of the Parent Company” to our Consolidated Financial Statements for further information related to our share repurchase program during the three months ended March 31, 2020. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2020, we sold one office property for net cash proceeds of $17.5 million.
We expect that our primary uses of capital during the remainder of 2020 will be to fund our current development and redevelopment projects and also to repay $80.5 million in principal due upon maturity of the mortgage note for Two Logan Square, in Philadelphia, Pennsylvania, in August 2020, if not refinanced or extended. As of March 31, 2020, we had $52.7 million of cash and cash equivalents and $548.3 million of available borrowings under our Credit Facility, net of $1.7 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2020 and December 31, 2019, we maintained cash and cash equivalents and restricted cash of $53.4 million and $91.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2020	2019	(Decrease) Increase
Operating	$45,058	$17,766	$27,292
Investing	(42,568)	(41,343)	(1,225)
Financing	(40,286)	15,169	(55,455)
Net cash flows	$(37,796)	$(8,408)	$(29,388)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.

Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate	$(11,432)
Capital expenditures and capitalized interest	1,294
Capital improvements/acquisition deposits/leasing costs	(1,582)
Joint venture investments	(77)
Distributions from joint ventures	(1,851)
Proceeds from the sale of properties	12,438
Proceeds from notes receivable	(15)
Increase in net cash used in investing activities	$(1,225)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, the change in financing cash flows was due to the following activities (in thousands):

Proceeds from debt obligations	$(132,000)
Repayments of debt obligations	113,926
Proceeds from the exercise of stock options	(753)
Repurchase and retirement of common shares	(36,575)
Other financing activities	485
Dividends and distributions paid	(538)
Increase in net cash used in financing activities	$(55,455)
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,089,266	$2,091,211
Variable rate - unhedged	102,836	52,836
Total	$2,192,102	$2,144,047
Percent of Total Debt:
Fixed rate	95.3%	97.5%
Variable rate - unhedged	4.7%	2.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	2.6%	3.2%
Total	3.8%	3.8%
Weighted-average maturity in years:
Fixed rate	5.3	5.6
Variable rate - unhedged	9.0	15.6
Total	5.5	5.9

(a)	Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2020 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2020 (nine months remaining)	$4,760	$80,521	$85,281	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	300,000	306,332	2.76%
2023	1,620	555,116	556,736	3.94%
2024	—	350,000	350,000	3.78%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	450,000	450,000	4.03%
2028	—	—	—	—%
2029	—	350,000	350,000	4.30%
Thereafter	—	78,610	78,610	3.18%
Totals	$18,854	$2,173,248	$2,192,102	3.80%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2020.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2020.
Contractual Obligations
Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2020.
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

The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$7,944	$4,430
Add (deduct):
Amount allocated to unvested restricted unitholders	131	119
Net gain on real estate venture transactions	—	(259)
Net gain on disposition of real estate	(2,586)	—
Depreciation and amortization:
Real property	38,353	35,606
Leasing costs including acquired intangibles	13,199	15,406
Company’s share of unconsolidated real estate ventures	4,599	5,041
Partners’ share of consolidated real estate ventures	(60)	(53)
Funds from operations	$61,580	$60,290
Funds from operations allocable to unvested restricted shareholders	(190)	(214)
Funds from operations available to common share and unit holders (FFO)	$61,390	$60,076
Weighted-average shares/units outstanding — basic (a)	177,051,602	176,840,229
Weighted-average shares/units outstanding — fully diluted (a)	177,635,093	177,447,089

(a)	Includes common share and partnership units outstanding through the three months ended March 31, 2020 and 2019, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2020, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $313.5 million and unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $50.0 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for two trust preferred securities with an outstanding principal balance of $52.8 million and our unsecured credit facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $7.0 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $7.2 million.

As of March 31, 2020, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,511.2 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $15.1 million at March 31, 2020.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $378.6 million and $328.6 million at March 31, 2020 and December 31, 2019, respectively. The total fair value of our debt was approximately$359.5 million and $309.9 million at March 31, 2020 and December 31, 2019, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $14.0 million at March 31, 2020. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $15.2 million.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing coronavirus (“COVID-19”) pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The recent outbreak of COVID-19 across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving and the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The impact of COVID-19 could negatively impact our business in a number of ways, including: (i) deterioration in the financial condition of our tenants and in their ability to pay rents; (ii) reduction in demand for space in our portfolio; (iii) costs associated with construction delays and cost overruns at our development and redevelopment projects; (iv) reduction in availability of, and increased costs of, capital; and (v) failure of our contract counterparties, including partners in Real Estate Ventures, to meet their obligations. The ongoing situation presents material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. During the fiscal quarter ended March 31, 2020, we repurchased 5,644,200 common shares at an average price of $9.54 per share for a total of approximately $53.9 million. As of March 31, 2020, $89.0 million remained available for repurchases under our share repurchase program. For each common share repurchased, one of our units in the Operating Partnership was redeemed. Repurchases of common shares were financed with general corporate funds, including borrowings under our unsecured Credit Facility. On April 2, 2020, we settled the purchase of an additional 604,283 shares at an average price of $10.17 per share, which had a trade date of March 31, 2020, for an aggregate of $6.1 million.

A summary of our repurchases of common shares for the three month period ended March 31, 2020 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2020 - January 31, 2020
Open Market Purchases	—	$—	—
February 1, 2020 - February 29, 2020
Open Market Purchases	—	—	—
March 1, 2020 - March 31, 2020
Open Market Purchases	5,644,200	9.54	5,644,200
Totals	5,644,200	$9.54	5,644,200	$89.0 million
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Exhibit 99.1 (Material Federal Income Tax Considerations) filed with this Form 10-Q replaces Exhibit 99.1 (Material Federal Income Tax Considerations) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to reflect recent legislative changes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020.

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Form of 2020-2022 Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)**
	10.2	2020-2022 Performance Share Unit Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)**
10.3
Form of Restricted Common Share Rights Award (with outperformance feature) (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)**

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
101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 28, 2020	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2020	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2020	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 28, 2020	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2020	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2020	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)