Form 10-Q
period 2020-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2020-07-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
A total of 170,573,159 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 22, 2020.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2020, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$3,650,521	$4,006,459
Accumulated depreciation	(957,189)	(973,318)
Right of use asset - operating leases, net	21,315	21,656
Operating real estate investments, net	2,714,647	3,054,797
Construction-in-progress	235,475	180,718
Land held for development	112,420	96,124
Prepaid leasehold interests in land held for development, net	39,389	39,592
Total real estate investments, net	3,101,931	3,371,231
Assets held for sale, net	300,483	7,349
Cash and cash equivalents	44,819	90,499
Accounts receivable, net of allowance of $0 and $284 as of June 30, 2020 and December 31, 2019, respectively	18,823	16,363
Accrued rent receivable, net of allowance of $6,844 and $7,691 as of June 30, 2020 and December 31, 2019, respectively	177,124	174,144
Investment in Real Estate Ventures	118,558	120,294
Deferred costs, net	87,811	95,560
Intangible assets, net	55,262	84,851
Other assets	117,959	115,678
Total assets	$4,022,770	$4,075,969
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$89,435	$313,812
Unsecured credit facility	61,000	—
Unsecured term loan, net	248,823	248,561
Unsecured senior notes, net	1,581,777	1,582,045
Accounts payable and accrued expenses	113,826	113,347
Distributions payable	32,747	33,815
Deferred income, gains and rent	24,984	35,284
Intangible liabilities, net	18,577	22,263
Liabilities related to assets held for sale, net	225,993	—
Lease liability - operating leases	22,655	22,554
Other liabilities	32,104	15,985
Total liabilities	$2,451,921	$2,387,666
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 170,573,159 and 176,480,095 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,707	1,766
Additional paid-in-capital	3,135,590	3,192,158
Deferred compensation payable in common shares	17,516	16,216
Common shares in grantor trust, 1,160,689 and 1,105,542 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	(17,516)	(16,216)
Cumulative earnings	816,574	804,556
Accumulated other comprehensive loss	(9,970)	(2,370)
Cumulative distributions	(2,383,273)	(2,318,233)
Total Brandywine Realty Trust's equity	1,560,628	1,677,877
Noncontrolling interests	10,221	10,426
Total beneficiaries' equity	$1,570,849	$1,688,303
Total liabilities and beneficiaries' equity	$4,022,770	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rents	$132,180	$137,787	$271,384	$275,885
Third party management fees, labor reimbursement and leasing	4,061	5,148	9,015	9,103
Other	596	1,216	1,526	3,059
Total revenue	136,837	144,151	281,925	288,047
Operating expenses
Property operating expenses	33,292	38,684	70,753	78,184
Real estate taxes	16,815	16,089	33,602	31,872
Third party management expenses	2,375	2,449	5,037	4,566
Depreciation and amortization	49,743	51,667	101,781	103,111
General and administrative expenses	8,343	8,399	16,904	18,243
Total operating expenses	110,568	117,288	228,077	235,976
Gain on sale of real estate
Net gain on disposition of real estate	—	—	2,586	—
Net gain on sale of undepreciated real estate	201	250	201	1,251
Total gain on sale of real estate	201	250	2,787	1,251
Operating income	26,470	27,113	56,635	53,322
Other income (expense):
Interest income	445	553	1,020	1,078
Interest expense	(20,191)	(20,516)	(40,200)	(40,873)
Interest expense - amortization of deferred financing costs	(731)	(666)	(1,480)	(1,332)
Equity in loss of Real Estate Ventures	(2,203)	(1,491)	(4,094)	(2,849)
Net gain on real estate venture transactions	—	1,276	—	1,535
Net income before income taxes	3,790	6,269	11,881	10,881
Income tax (provision) benefit	230	(17)	226	(46)
Net income	4,020	6,252	12,107	10,835
Net income attributable to noncontrolling interests	(24)	(47)	(89)	(107)
Net income attributable to Brandywine Realty Trust	3,996	6,205	12,018	10,728
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(93)	(224)	(212)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$3,903	$6,112	$11,794	$10,516

Basic income per Common Share	$0.02	$0.03	$0.07	$0.06

Diluted income per Common Share	$0.02	$0.03	$0.07	$0.06

Basic weighted average shares outstanding	170,518,095	176,143,206	173,294,031	176,001,071
Diluted weighted average shares outstanding	170,770,078	176,690,824	173,605,948	176,578,140

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,020	$6,252	$12,107	$10,835
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	38	(4,934)	(8,019)	(7,623)
Amortization of interest rate contracts (1)	188	188	376	394
Total comprehensive income (loss)	226	(4,746)	(7,643)	(7,229)
Comprehensive income	4,246	1,506	4,464	3,606
Comprehensive income attributable to noncontrolling interest	(25)	(21)	(46)	(67)
Comprehensive income attributable to Brandywine Realty Trust	$4,221	$1,485	$4,418	$3,539

(1)	Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							8,022			65	8,087
Other comprehensive loss								(7,825)		(44)	(7,869)
Repurchase and retirement of Common Shares of Beneficial Interest	(5,644,200)		(57)	(53,801)							(53,858)
Share-based compensation activity	142,468	50,967	1	2,030							2,031
Share Issuance from/(to) Deferred Compensation Plan	(12,376)	(38,726)		(193)	796	(796)					(193)
Distributions declared ($0.19 per share)									(32,500)	(187)	(32,687)
BALANCE, March 31, 2020	170,965,987	1,117,783	$1,710	$3,140,194	$17,012	$(17,012)	$812,578	$(10,195)	$(2,350,733)	$10,260	$1,603,814
Net income							3,996			24	4,020
Other comprehensive income								225		1	226
Repurchase and retirement of Common Shares of Beneficial Interest	(604,283)		(5)	(6,136)							(6,141)
Share-based compensation activity	166,628		2	1,666							1,668
Share Issuance from/(to) Deferred Compensation Plan	44,827	42,906		(11)	504	(504)					(11)
Reallocation of Noncontrolling interest				(123)						123	—
Distributions declared ($0.19 per share)									(32,540)	(187)	(32,727)
BALANCE, June 30, 2020	170,573,159	1,160,689	$1,707	$3,135,590	$17,516	$(17,516)	$816,574	$(9,970)	$(2,383,273)	$10,221	$1,570,849

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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,107	$10,835
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	101,781	103,111
Amortization of deferred financing costs	1,480	1,332
Amortization of debt discount/(premium), net	(788)	351
Amortization of stock compensation costs	4,462	5,135
Straight-line rent income	(4,416)	(6,425)
Amortization of acquired above (below) market leases, net	(2,617)	(3,494)
Ground rent expense	729	737
Provision for doubtful accounts	345	(24)
Net gain on real estate venture transactions	—	(1,535)
Net gain on sale of interests in real estate	(2,787)	(1,251)
Loss from Real Estate Ventures, net of distributions	4,092	3,857
Income tax provision (benefit)	(226)	46
Changes in assets and liabilities:
Accounts receivable	(4,349)	(665)
Other assets	(3,315)	(7,714)
Accounts payable and accrued expenses	(4,215)	(12,496)
Deferred income, gains and rent	(5,418)	(5,033)
Other liabilities	3,455	(1,311)
Net cash provided by operating activities	100,320	85,456
Cash flows from investing activities:
Acquisition of properties	(11,432)	—
Proceeds from the sale of properties	21,250	5,523
Proceeds from real estate venture sales	—	259
Proceeds from repayment of mortgage notes receivable	—	3,341
Capital expenditures for tenant improvements	(27,834)	(36,046)
Capital expenditures for redevelopments	(14,686)	(18,436)
Capital expenditures for developments	(33,566)	(39,155)
Advances for the purchase of tenant assets, net of repayments	1,563	(627)
Investment in unconsolidated Real Estate Ventures	(199)	(182)
Deposits for real estate	—	2,053
Capital distributions from Real Estate Ventures	3,575	33,817
Leasing costs paid	(13,998)	(9,440)
Net cash used in investing activities	(75,327)	(58,893)
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,909)	(3,761)
Proceeds from credit facility borrowings	132,500	260,500
Repayments of credit facility borrowings	(71,500)	(189,500)
Proceeds from the exercise of stock options	47	800
Shares used for employee taxes upon vesting of share awards	(1,346)	(1,554)
Partner contributions to consolidated real estate venture	—	25
Repurchase and retirement of common shares	(60,000)	(17,282)
Distributions paid to shareholders	(66,107)	(66,649)
Distributions to noncontrolling interest	(374)	(373)
Net cash used in financing activities	(70,689)	(17,794)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(45,696)	8,769
Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$45,474	$31,980

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842
Restricted cash, beginning of period	671	369
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211
Cash and cash equivalents, end of period	$44,819	$31,573
Restricted cash, end of period	655	407
Cash and cash equivalents and restricted cash, end of period	$45,474	$31,980
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2020 and 2019 of $2,341 and $1,465, respectively	$42,994	$41,842
Cash paid for income taxes	483	938
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,747	34,113
Change in investment in real estate ventures as a result of dispositions	—	1,276
Change in capital expenditures financed through accounts payable at period end	5,995	(15,351)
Change in capital expenditures financed through retention payable at period end	222	(3,643)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$3,650,521	$4,006,459
Accumulated depreciation	(957,189)	(973,318)
Right of use asset - operating leases, net	21,315	21,656
Operating real estate investments, net	2,714,647	3,054,797
Construction-in-progress	235,475	180,718
Land held for development	112,420	96,124
Prepaid leasehold interests in land held for development, net	39,389	39,592
Total real estate investments, net	3,101,931	3,371,231
Assets held for sale, net	300,483	7,349
Cash and cash equivalents	44,819	90,499
Accounts receivable, net of allowance of $0 and $284 as of June 30, 2020 and December 31, 2019	18,823	16,363
Accrued rent receivable, net of allowance of $6,844 and $7,691 as of June 30, 2020 and December 31, 2019, respectively	177,124	174,144
Investment in Real Estate Ventures	118,558	120,294
Deferred costs, net	87,811	95,560
Intangible assets, net	55,262	84,851
Other assets	117,959	115,678
Total assets	$4,022,770	$4,075,969
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$89,435	$313,812
Unsecured credit facility	61,000	—
Unsecured term loan, net	248,823	248,561
Unsecured senior notes, net	1,581,777	1,582,045
Accounts payable and accrued expenses	113,826	113,347
Distributions payable	32,747	33,815
Deferred income, gains and rent	24,984	35,284
Intangible liabilities, net	18,577	22,263
Liabilities related to assets held for sale, net	225,993	—
Lease liability - operating leases	22,655	22,554
Other liabilities	32,104	$15,985
Total liabilities	$2,451,921	2,387,666
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 981,634 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,537	15,388
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 170,573,159 and 176,480,095 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,569,557	1,674,539
Accumulated other comprehensive income	(10,358)	(2,715)
Total Brandywine Operating Partnership, L.P.'s equity	1,559,199	1,671,824
Noncontrolling interest - consolidated real estate ventures	1,113	1,091
Total partners' equity	$1,560,312	$1,672,915
Total liabilities and partners' equity	$4,022,770	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rents	$132,180	$137,787	$271,384	$275,885
Third party management fees, labor reimbursement and leasing	4,061	5,148	9,015	9,103
Other	596	1,216	1,526	3,059
Total revenue	136,837	144,151	281,925	288,047
Operating expenses
Property operating expenses	33,292	38,684	70,753	78,184
Real estate taxes	16,815	16,089	33,602	31,872
Third party management expenses	2,375	2,449	5,037	4,566
Depreciation and amortization	49,743	51,667	101,781	103,111
General and administrative expenses	8,343	8,399	16,904	18,243
Total operating expenses	110,568	117,288	228,077	235,976
Gain on sale of real estate
Net gain on disposition of real estate	—	—	2,586	—
Net gain on sale of undepreciated real estate	201	250	201	1,251
Total gain on sale of real estate	201	250	2,787	1,251
Operating income	26,470	27,113	56,635	53,322
Other income (expense):
Interest income	445	553	1,020	1,078
Interest expense	(20,191)	(20,516)	(40,200)	(40,873)
Interest expense - amortization of deferred financing costs	(731)	(666)	(1,480)	(1,332)
Equity in loss of Real Estate Ventures	(2,203)	(1,491)	(4,094)	(2,849)
Net gain on real estate venture transactions	—	1,276	—	1,535
Net income before income taxes	3,790	6,269	11,881	10,881
Income tax (provision) benefit	230	(17)	226	(46)
Net income	4,020	6,252	12,107	10,835
Net income attributable to noncontrolling interests - consolidated real estate ventures	(10)	(13)	(22)	(47)
Net income attributable to Brandywine Operating Partnership	4,010	6,239	12,085	10,788
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(93)	(224)	(212)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$3,917	$6,146	$11,861	$10,576

Basic income per Common Partnership Unit	$0.02	$0.03	$0.07	$0.06

Diluted income per Common Partnership Unit	$0.02	$0.03	$0.07	$0.06

Basic weighted average common partnership units outstanding	171,499,729	177,125,064	174,275,665	176,983,433
Diluted weighted average common partnership units outstanding	171,751,712	177,672,683	174,587,582	177,560,502
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,020	$6,252	$12,107	$10,835
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	38	(4,934)	(8,019)	(7,623)
Amortization of interest rate contracts (1)	188	188	376	394
Total comprehensive income (loss)	226	(4,746)	(7,643)	(7,229)
Comprehensive income	4,246	1,506	4,464	3,606
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(10)	(13)	(22)	(47)
Comprehensive income attributable to Brandywine Operating Partnership	$4,236	$1,493	$4,442	$3,559
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
Net income		8,075		12	8,087
Other comprehensive loss			(7,869)		(7,869)
Deferred compensation obligation	(12,376)	(193)			(193)
Repurchase and retirement of LP units	(5,644,200)	(53,858)			(53,858)
Share-based compensation activity	142,468	2,031			2,031
Adjustment of redeemable partnership units to liquidation value at period end		5,220			5,220
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,500)			(32,500)
BALANCE, March 31, 2020	170,965,987	$1,603,314	$(10,584)	$1,103	$1,593,833
Net income		4,010		10	4,020
Other comprehensive income			226		226
Deferred compensation obligation	44,827	(11)			(11)
Repurchase and retirement of LP units	(604,283)	(6,141)			(6,141)
Share-based compensation activity	166,628	1,668			1,668
Adjustment of redeemable partnership units to liquidation value at period end		(743)			(743)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,540)			(32,540)
BALANCE, June 30, 2020	170,573,159	$1,569,557	$(10,358)	$1,113	$1,560,312

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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,107	$10,835
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	101,781	103,111
Amortization of deferred financing costs	1,480	1,332
Amortization of debt discount/(premium), net	(788)	351
Amortization of stock compensation costs	4,462	5,135
Straight-line rent income	(4,416)	(6,425)
Amortization of acquired above (below) market leases, net	(2,617)	(3,494)
Ground rent expense	729	737
Provision for doubtful accounts	345	(24)
Net gain on real estate venture transactions	—	(1,535)
Net gain on sale of interests in real estate	(2,787)	(1,251)
Loss from Real Estate Ventures, net of distributions	4,092	3,857
Income tax provision (benefit)	(226)	46
Changes in assets and liabilities:
Accounts receivable	(4,349)	(665)
Other assets	(3,315)	(7,714)
Accounts payable and accrued expenses	(4,215)	(12,496)
Deferred income, gains and rent	(5,418)	(5,033)
Other liabilities	3,455	(1,311)
Net cash provided by operating activities	100,320	85,456
Cash flows from investing activities:
Acquisition of properties	(11,432)	—
Proceeds from the sale of properties	21,250	5,523
Proceeds from real estate venture sales	—	259
Proceeds from repayment of mortgage notes receivable	—	3,341
Capital expenditures for tenant improvements	(27,834)	(36,046)
Capital expenditures for redevelopments	(14,686)	(18,436)
Capital expenditures for developments	(33,566)	(39,155)
Advances for the purchase of tenant assets, net of repayments	1,563	(627)
Investment in unconsolidated Real Estate Ventures	(199)	(182)
Deposits for real estate	—	2,053
Capital distributions from Real Estate Ventures	3,575	33,817
Leasing costs paid	(13,998)	(9,440)
Net cash used in investing activities	(75,327)	(58,893)
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,909)	(3,761)
Proceeds from credit facility borrowings	132,500	260,500
Repayments of credit facility borrowings	(71,500)	(189,500)
Proceeds from the exercise of stock options	47	800
Shares used for employee taxes upon vesting of share awards	(1,346)	(1,554)
Partner contributions to consolidated real estate venture	—	25
Repurchase and retirement of common shares	(60,000)	(17,282)
Distributions paid to preferred and common partnership units	(66,481)	(67,022)
Net cash used in financing activities	(70,689)	(17,794)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(45,696)	8,769
Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$45,474	$31,980

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842
Restricted cash, beginning of period	671	369
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211

Cash and cash equivalents, end of period	$44,819	$31,573
Restricted cash, end of period	655	407
Cash and cash equivalents and restricted cash, end of period	$45,474	$31,980
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2020 and 2019 of $2,341 and $1,465, respectively	$42,994	$41,842
Cash paid for income taxes	483	938
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,747	34,113
Change in investment in real estate ventures as a result of dispositions	—	1,276
Change in capital expenditures financed through accounts payable at period end	5,995	(15,351)
Change in capital expenditures financed through retention payable at period end	222	(3,643)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2020, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company".
As of June 30, 2020, the Company owned 94 properties that contained an aggregate of approximately 16.6 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of June 30, 2020:

	Number of Properties	Rentable Square Feet
Office properties	83	13,585,348
Mixed-use properties	5	780,184
Core Properties	88	14,365,532
Development property	1	204,108
Redevelopment properties	3	120,011
Held for sale properties	2	1,896,142
The Properties	94	16,585,793

In addition to the Properties, as of June 30, 2020, the Company owned 228.5 acres of land held for development, of which 35.2 acres were held for sale. The Company also held leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of June 30, 2020, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of June 30, 2020, the Company also owned economic interests in seven unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2020, the management company subsidiaries were managing properties containing an aggregate of approximately 24.1 million net rentable square feet, of which approximately 16.6 million net rentable square feet related to Properties owned by the Company and approximately 7.5 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020.
The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company's Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in our significant accounting policies since December 31, 2019.
Risks and Uncertainties - COVID-19
Currently, one of the most significant risks and uncertainties is the potential adverse effect of the ongoing global COVID-19 pandemic, which has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses, causing many to fear an imminent global recession. The responses of many countries, including the U.S., have included mandatory quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, restrictions on travel and mandatory closures. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of real estate. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations.
Accounting Standards Updates
On April 10, 2020, the Financial Accounting Standards Board (the "FASB") issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to account for lease concessions as though the enforceable rights and obligations for the concessions existed in the original lease. To date, the impact of lease concessions granted has not had a material effect on the financial statements. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.
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

3. REAL ESTATE INVESTMENTS
As of June 30, 2020 and December 31, 2019, the gross carrying value of the operating properties was as follows (in thousands):

	June 30, 2020	December 31, 2019
Land	$435,971	$489,702
Building and improvements	2,800,024	3,049,395
Tenant improvements	414,526	467,362
Operating properties	$3,650,521	$4,006,459
Assets held for sale - real estate investments	327,286	—
Total	$3,977,807	$4,006,459

Acquisitions
The following table summarizes the property acquisitions during the six months ended June 30, 2020 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
145 King of Prussia Road	February 27, 2020	Radnor, PA	Land	7.75 acres	$11,250

Dispositions
The following table summarizes the property dispositions during the six months ended June 30, 2020 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
52 East Swedesford Road	March 19, 2020	Malvern, PA	Office	131,077	$18,000	$2,336
Keith Valley	June 15, 2020	Horsham, PA	Land	14.0 Acres	$4,000	$201

(a)	Gain/(Loss) on Sale is net of closing and other transaction related costs.

Held for Sale
The following is a summary of properties classified as held for sale at June 30, 2020 (in thousands):

	Held for Sale Properties
	June 30, 2020
	Philadelphia - Office (a)	Other - Land (b)	Total
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$327,286	$—	$327,286
Accumulated depreciation	(59,519)	—	(59,519)
Operating real estate investments, net	267,767	—	267,767
Construction-in-progress	1,881	—	1,881
Land held for development, net	—	7,349	7,349
Total real estate investments, net	269,648	7,349	276,997
Deferred costs, net	10,888	—	10,888
Intangible assets, net	12,497	—	12,497
Other assets	101	—	101
Total assets held for sale, net	$293,134	$7,349	$300,483

LIABILITIES HELD FOR SALE
Mortgage notes payable, net	$220,720	$—	$220,720
Deferred income, gains and rent	4,119	—	4,119
Intangible liabilities, net	613	—	613
Other liabilities	541	—	541
Total liabilities held for sale, net	$225,993	$—	$225,993

(a)
As of June 30, 2020, the Company determined that the sale of One Commerce Square and Two Commerce Square in the Philadelphia CBD segment, through a real estate venture transaction, was probable and classified these properties as held for sale. The fair value less the anticipated costs of sale of the properties exceeded the carrying values. The fair value of the properties is based on the pricing in the purchase and contribution agreement. See Note 15, ''Subsequent Events" for further information.

(b)
As of June 30, 2020, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As of June 30, 2020, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. The fair value of the properties is based on the pricing in the purchase and sale agreement.

As of December 31, 2019, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2020, the Company held ownership interests in seven unconsolidated real estate ventures for an aggregate investment balance of $113.1 million, which includes a negative investment balance in one unconsolidated real estate venture, reflected within 'Other liabilities' in the consolidated balance sheets. As of June 30, 2020, three of the real estate ventures owned properties that contained an aggregate of approximately 5.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the Real Estate Ventures, which range from 15% to 70%, using the equity method. Certain of the Real Estate Ventures are subject to specified priority allocations of distributable cash.

The Company earned management fees from its Real Estate Ventures of $0.8 million and $2.0 million for the three and six months ended June 30, 2020, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2019, respectively.
The Company earned leasing commission income from its Real Estate Ventures of $0.2 million and $0.6 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
The Company had outstanding accounts receivable balances from its Real Estate Ventures of $0.8 million as of both June 30, 2020 and December 31, 2019.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual Real Estate Ventures.
The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	MAP Venture	Other	Total
Net property	$186,865	$651,223	$838,088
Other assets	251,765	85,123	336,888
Other liabilities	266,383	15,706	282,089
Debt, net	182,279	426,988	609,267
Equity (a)	(10,032)	293,652	283,620

	December 31, 2019
	MAP Venture	Other	Total
Net property	$192,582	$641,785	$834,367
Other assets	256,453	85,549	342,002
Other liabilities	266,200	23,871	290,071
Debt, net	181,525	403,543	585,068
Equity (a)	1,310	299,920	301,230

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

The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
	MAP Venture	Other	Total
Revenue	$16,281	$15,013	$31,294
Operating expenses	(12,016)	(5,990)	(18,006)
Interest expense, net	(1,831)	(3,324)	(5,155)
Depreciation and amortization	(5,756)	(6,870)	(12,626)
Net loss	$(3,322)	$(1,171)	$(4,493)
Ownership interest %	50%	Various	Various
Company's share of net loss	$(1,661)	$(553)	$(2,214)
Basis adjustments and other	23	(12)	11
Equity in loss of Real Estate Ventures	$(1,638)	$(565)	$(2,203)

	Three Months Ended June 30, 2019
	MAP Venture	Other	Total
Revenue	$17,796	$15,567	$33,363
Operating expenses	(11,611)	(5,757)	(17,368)
Interest expense, net	(2,532)	(3,788)	(6,320)
Depreciation and amortization	(6,550)	(6,922)	(13,472)
Net loss	$(2,897)	$(900)	$(3,797)
Ownership interest %	50%	Various	Various
Company's share of net loss	$(1,449)	$(59)	$(1,508)
Basis adjustments and other	15	2	17
Equity in loss of Real Estate Ventures	$(1,434)	$(57)	$(1,491)

	Six Months Ended June 30, 2020
	MAP Venture	Other	Total
Revenue	$33,594	$28,851	$62,445
Operating expenses	(24,243)	(11,724)	(35,967)
Interest expense, net	(3,879)	(6,266)	(10,145)
Depreciation and amortization	(11,814)	(13,335)	(25,149)
Net loss	$(6,342)	$(2,474)	$(8,816)
Ownership interest %	50%	Various	Various
Company's share of net loss	$(3,171)	$(909)	$(4,080)
Basis adjustments and other	12	(26)	(14)
Equity in loss of Real Estate Ventures	$(3,159)	$(935)	$(4,094)

	Six Months Ended June 30, 2019
	MAP Venture	Other	Total
Revenue	$36,084	$32,338	$68,422
Operating expenses	(23,766)	(12,320)	(36,086)
Interest expense, net	(5,068)	(5,172)	(10,240)
Depreciation and amortization	(12,899)	(14,285)	(27,184)
Net income (loss)	$(5,649)	$561	$(5,088)
Ownership interest %	50%	Various	Various
Company's share of net income (loss)	$(2,825)	$5	$(2,820)
Basis adjustments and other	(41)	12	(29)
Equity in income (loss) of Real Estate Ventures	$(2,866)	$17	$(2,849)

5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Lease Revenue	2020	2019	2020	2019
Fixed contractual payments	$101,994	$105,277	$206,395	$209,926
Variable lease payments	27,469	27,783	58,108	56,514
Total	$129,463	$133,060	$264,503	$266,440

6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2020 and December 31, 2019, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$144,957	$(78,187)	$66,770
Tenant relationship value	5,142	(4,859)	283
Above market leases acquired	4,685	(3,979)	706
	154,784	(87,025)	67,759
Assets held for sale	(57,465)	44,968	(12,497)
Total intangible assets, net	$97,319	$(42,057)	$55,262

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$34,751	$(15,561)	$19,190
Assets held for sale	(5,225)	4,612	(613)
Total intangible liabilities, net	$29,526	$(10,949)	$18,577

	December 31, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$167,357	$(84,123)	$83,234
Tenant relationship value	5,268	(4,815)	453
Above market leases acquired	4,956	(3,792)	1,164
Total intangible assets, net	$177,581	$(92,730)	$84,851

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$44,757	$(22,494)	$22,263

As of June 30, 2020, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2020 (six months remaining)	$8,768	$2,057
2021	14,816	3,615
2022	9,652	2,079
2023	7,567	1,652
2024	5,214	1,425
Thereafter	21,742	8,362
	67,759	19,190
Assets held for sale	(12,497)	(613)
Total	$55,262	$18,577

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square	$80,226	$81,103	3.98%	August 2020
Four Tower Bridge	9,169	9,291	4.50%	February 2021
One Commerce Square (a)	114,715	116,571	3.64%	April 2023
Two Commerce Square (a)	107,418	108,472	4.51%	April 2023
Principal balance outstanding	311,528	315,437
Plus: fair market value premium (discount), net	(1,195)	(1,383)
Less: deferred financing costs	(178)	(242)
Mortgage indebtedness	$310,155	$313,812
Assets held for sale - mortgage indebtedness, net (a)	(220,720)	—
Total mortgage indebtedness	$89,435	$313,812

UNSECURED DEBT
$600 million Unsecured Credit Facility	$61,000	$—	LIBOR + 1.10%	July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,889,610	1,828,610
Plus: original issue premium (discount), net	11,114	12,090
Less: deferred financing costs	(9,124)	(10,094)
Total unsecured indebtedness	$1,891,600	$1,830,606
Total Debt Obligations	$1,981,035	$2,144,418

(a)
The properties encumbered by these mortgages were classified as held for sale as of June 30, 2020 and, given that these debt obligations will remain with the properties after the transaction, they are included in "Liabilities related to assets held for sale, net" on the consolidated balance sheets as of June 30, 2020.

In addition to the debt described above, the Company utilizes borrowings under its unsecured revolving credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the six months ended June 30, 2020, the weighted-average interest rate on Unsecured Credit Facility borrowings was 1.6% resulting in a nominal amount of interest expense. As of June 30, 2020, the effective interest rate on Unsecured Credit Facility borrowings was 1.3%.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of June 30, 2020. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of June 30, 2020, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2020 (six months remaining)	$83,317
2021	15,143
2022	317,332
2023	556,736
2024	350,000
Thereafter	878,610
Total principal payments	2,201,138
Net unamortized premiums/(discounts)	9,918
Net deferred financing costs	(9,301)
Outstanding indebtedness	2,201,755
Assets held for sale - mortgage indebtedness, net (a)	(220,720)
Outstanding indebtedness less liabilities of assets held for sale	$1,981,035

(a)
Included in the table above are principal payments of $3.0 million for 2020, $6.1 million for 2021, $6.3 million for 2022, $206.7 million for 2023, an unamortized discount of $1.2 million and deferred financing costs of $0.2 million related to One Commerce Square and Two Commerce Square, which were classified as held for sale as of June 30, 2020.

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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2020 and December 31, 2019, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2020 and December 31, 2019 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,503,164	$1,548,735	$1,503,435	$1,591,830
Variable rate debt	$388,433	$369,356	$327,171	$309,947
Mortgage notes payable	$310,155	$332,553	$313,812	$317,031
Notes receivable	$44,430	$47,661	$44,430	$43,322

(a)
Net of deferred financing costs of $7.9 million and $8.7 million for unsecured notes payable, $1.2 million and $1.4 million for variable rate debt and $0.2 million for mortgage notes payable as of both June 30, 2020 and December 31, 2019.

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
The Company used quoted market prices as of June 30, 2020 and December 31, 2019 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2020. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2020 and December 31, 2019. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2020	12/31/2019				6/30/2020	12/31/2019
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(8,589)	$(562)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(313)	(94)
				$275,774	$275,774

(a)	Hedging unsecured variable rate debt.
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of June 30, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2020. Current estimates of fair value may differ from the amounts presented herein.
10. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.

Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $9.1 million and $9.3 million as of June 30, 2020 and December 31, 2019, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $10.7 million and $15.5 million as of June 30, 2020 and December 31, 2019, respectively.
11. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$4,020	$4,020	$6,252	$6,252
Net income attributable to noncontrolling interests	(24)	(24)	(47)	(47)
Nonforfeitable dividends allocated to unvested restricted shareholders	(93)	(93)	(93)	(93)
Net income attributable to common shareholders	$3,903	$3,903	$6,112	$6,112
Denominator
Weighted-average shares outstanding	170,518,095	170,518,095	176,143,206	176,143,206
Contingent securities/Share based compensation	—	251,983	—	547,618
Weighted-average shares outstanding	170,518,095	170,770,078	176,143,206	176,690,824
Earnings per Common Share:
Net income attributable to common shareholders	$0.02	$0.02	$0.03	$0.03

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$12,107	$12,107	$10,835	$10,835
Net income attributable to noncontrolling interests	(89)	(89)	(107)	(107)
Nonforfeitable dividends allocated to unvested restricted shareholders	(224)	(224)	(212)	(212)
Net income attributable to common shareholders	$11,794	$11,794	$10,516	$10,516
Denominator
Weighted-average shares outstanding	173,294,031	173,294,031	176,001,071	176,001,071
Contingent securities/Share based compensation	—	311,917	—	577,069
Weighted-average shares outstanding	173,294,031	173,605,948	176,001,071	176,578,140
Earnings per Common Share:
Net income attributable to common shareholders	$0.07	$0.07	$0.06	$0.06
Redeemable common limited partnership units totaling 981,634 at June 30, 2020 and 981,626 at June 30, 2019, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2020 and 2019, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On May 20, 2020 the Parent Company declared a distribution of $0.19 per common share, totaling $32.7 million, which was paid on July 22, 2020 to shareholders of record as of July 8, 2020.

The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the six months ended June 30, 2020, the Company repurchased and retired 6,248,483 common shares at an average price of $9.60 per share, totaling $60.0 million. During the six months ended June 30, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million.
12. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$4,020	$4,020	$6,252	$6,252
Net income attributable to noncontrolling interests	(10)	(10)	(13)	(13)
Nonforfeitable dividends allocated to unvested restricted unitholders	(93)	(93)	(93)	(93)
Net income attributable to common unitholders	$3,917	$3,917	$6,146	$6,146
Denominator
Weighted-average units outstanding	171,499,729	171,499,729	177,125,064	177,125,064
Contingent securities/Share based compensation	—	251,983	—	547,619
Total weighted-average units outstanding	171,499,729	171,751,712	177,125,064	177,672,683
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	0.02	0.02	0.03	0.03

	Six Months Ended June 30,
	2020		2019
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$12,107	$12,107	$10,835	$10,835
Net income attributable to noncontrolling interests	(22)	(22)	(47)	(47)
Nonforfeitable dividends allocated to unvested restricted unitholders	(224)	(224)	(212)	(212)
Net income attributable to common unitholders	$11,861	$11,861	$10,576	$10,576
Denominator
Weighted-average units outstanding	174,275,665	174,275,665	176,983,433	176,983,433
Contingent securities/Share based compensation	—	311,917	—	577,069
Total weighted-average units outstanding	174,275,665	174,587,582	176,983,433	177,560,502
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.07	$0.07	$0.06	$0.06

Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2020 and 2019, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On May 20, 2020 the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.7 million, which was paid on July 22, 2020 to unitholders of record as of July 8, 2020.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2020, the Company retired 6,248,483 common partnership units at an average price of $9.60 per unit, totaling $60.0 million, in connection with an equal number of common share repurchases. During the six months ended June 30, 2019, the Company retired 1,337,169 common partnership units at an average price of $12.92 per unit, totaling $17.3 million, in connection with an equal number of share repurchases.
13. SEGMENT INFORMATION
As of June 30, 2020, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2020	December 31, 2019
Philadelphia CBD (a)	$1,384,550	$1,726,299
Pennsylvania Suburbs	987,069	1,003,890
Austin, Texas	722,710	721,255
Metropolitan Washington, D.C.	469,091	468,035
Other	87,101	86,980
	$3,650,521	$4,006,459
Assets held for sale (a)	327,286	—
Operating Properties	$3,977,807	$4,006,459

Right of use asset - operating leases, net	$21,315	$21,656

Corporate
Construction-in-progress	$235,475	$180,718
Land held for development (b)	$112,420	$96,124
Prepaid leasehold interests in land held for development, net (c)	$39,389	$39,592

(a)	As of June 30, 2020, two properties in the Philadelphia CBD segment were classified as held for sale. See Note 3, “Real Estate Investments,” for further information.

(b)	Does not include 35.2 acres of land classified as held for sale as of June 30, 2020 and December 31, 2019.

(c)	Includes leasehold interests in prepaid 99-year ground leases at 3025 and 3001-3003 JFK Boulevard, in Philadelphia, Pennsylvania as of June 30, 2020 and December 31, 2019.
Net operating income:

	Three Months Ended June 30,
	2020			2019
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$62,648	$(22,895)	$39,753	$64,956	$(25,353)	$39,603
Pennsylvania Suburbs	34,683	(11,161)	23,522	34,299	(11,808)	22,491
Austin, Texas	25,012	(9,943)	15,069	26,188	(9,804)	16,384
Metropolitan Washington, D.C.	10,091	(4,930)	5,161	13,673	(6,339)	7,334
Other	3,381	(2,367)	1,014	3,464	(2,390)	1,074
Corporate	1,022	(1,186)	(164)	1,571	(1,528)	43
Operating properties	$136,837	$(52,482)	$84,355	$144,151	$(57,222)	$86,929

	Six Months Ended June 30,
	2020			2019
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$128,563	$(47,093)	$81,470	$130,754	$(50,538)	80,216
Pennsylvania Suburbs	71,920	(23,839)	48,081	69,926	(24,799)	45,127
Austin, Texas	51,593	(20,088)	31,505	50,954	(18,880)	32,074
Metropolitan Washington, D.C.	20,845	(10,442)	10,403	27,193	(12,543)	14,650
Other	7,033	(5,060)	1,973	6,646	(4,535)	2,111
Corporate	1,971	(2,870)	(899)	2,574	(3,327)	(753)
Operating properties	$281,925	$(109,392)	$172,533	$288,047	$(114,622)	$173,425

(a)	Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
Philadelphia CBD	$16,611	$17,524	$83	$84	$161	$162
Metropolitan Washington, D.C.	101,947	102,840	(647)	(260)	(1,096)	(435)
MAP Venture (a)	(5,503)	(70)	(1,639)	(1,445)	(3,159)	(2,812)
Other	—	—	—	130	—	236
Total	$113,055	$120,294	$(2,203)	$(1,491)	$(4,094)	$(2,849)

(a)	Included in Other liabilities on the consolidated balance sheets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$4,020	$6,252	$12,107	$10,835
Plus:
Interest expense	20,191	20,516	40,200	40,873
Interest expense - amortization of deferred financing costs	731	666	1,480	1,332
Depreciation and amortization	49,743	51,667	101,781	103,111
General and administrative expenses	8,343	8,399	16,904	18,243
Equity in loss of Real Estate Ventures	2,203	1,491	4,094	2,849
Less:
Interest income	445	553	1,020	1,078
Income tax (provision) benefit	230	(17)	226	(46)
Net gain on disposition of real estate	—	—	2,586	—
Net gain on sale of undepreciated real estate	201	250	201	1,251
Net gain on real estate venture transactions	—	1,276	—	1,535
Consolidated net operating income	$84,355	$86,929	$172,533	$173,425

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
Letters-of-Credit
Under certain mortgages, the Company has funded required leasing and capital reserve accounts for the benefit of the mortgage lenders with letters-of-credit. There were no letters-of-credit for a mortgage lender as of June 30, 2020. Certain of the tenant rents at properties that secure these mortgage loans are deposited into the loan servicer’s depository accounts, which are used to fund debt service, operating expenses, capital expenditures and the escrow and reserve accounts, as necessary. Any excess cash is included in cash and cash equivalents.
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
Debt Guarantees
As of June 30, 2020, the Company’s Real Estate Ventures had aggregate indebtedness of $618.9 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of June 30, 2020, the $150.0 million construction loan obtained by 4040 Wilson, located in Arlington, Virginia, for which the Company has a payment guarantee up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by the Real Estate Ventures, including 4040 Wilson, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2020, had $8.3 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2020, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.7 million.
As of June 30, 2020, the Company was under contract to acquire an office property containing approximately 170,000 rentable square feet located in Radnor, Pennsylvania for a purchase price of $20.3 million. The Company has paid $1.0 million towards the purchase price in the form of a non-refundable deposit and the transaction is expected to close during 2020.
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
15. SUBSEQUENT EVENTS
On July 21, 2020, the Company sold a 30% preferred equity interest in One Commerce Square and Two Commerce Square in Philadelphia, PA for $115.0 million, which resulted in deconsolidation of the properties. The properties held by the newly formed joint venture remain encumbered by the existing $222.1 million mortgage. The transaction generated cash proceeds of $100.8 million, net of seller credits and closing costs. Additionally, we will record our investment at fair value and expect to recognize a gain on the transaction in excess of $270.0 million, subject to final closing settlements and accounting adjustments, during the three months ended September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 outbreak, are set forth in the “Risk Factors ” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2020, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants and business partners. Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic, could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates and rent collection rates may decline, during the remainder of 2020 and possibly beyond as the current economic climate may negatively impact tenants.
Overall economic conditions, including but not limited to higher unemployment and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. The ongoing COVID-19 pandemic has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses. In addition, the government responses to control the pandemic are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use building. These adverse conditions have impacted our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise debt capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2020 was 90.7% compared to 93.0% at June 30, 2019.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	14,365,532	16,379,261	14,365,532	16,379,261
Occupancy percentage (end of period)	90.7%	93.0%	90.7%	93.0%
Average occupancy percentage	89.7%	92.5%	90.8%	92.2%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	37.1%	100.0%	49.1%	72.4%
New leases and expansions commenced (square feet)	42,260	220,208	266,677	625,133
Leases renewed (square feet)	194,505	95,926	281,954	508,049
Net absorption (square feet)	(314,645)	148,787	(252,138)	82,991
Percentage change in rental rates per square feet (4):
New and expansion rental rates	29.8%	16.1%	21.7%	14.5%
Renewal rental rates	18.9%	9.7%	15.3%	13.9%
Combined rental rates	19.4%	12.1%	17.4%	14.0%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$5.46	$5.48	$5.87	$7.31
Tenant Improvements (per square feet)	$10.45	$15.25	$14.25	$20.66
Weighted average lease term (years)	6.3	5.6	6.6	7.2
Total capital per square foot per lease year	$2.75	$4.44	$3.36	$4.72

(1)	Does not include properties under development, redevelopment, held for sale, or sold.

(2)	Includes leasing related to completed developments and redevelopments, as well as sold properties.

(3)	Calculated as percentage of total square feet.

(4)	Includes base rent plus reimbursement for operating expenses and real estate taxes.

(5)	Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.4% of our aggregate final annualized base rents as of June 30, 2020 (representing approximately 2.8% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2020. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $6.8 million or 3.4% of total receivables (including accrued rent receivable) as of June 30, 2020 compared to $8.0 million or 4.0% of total receivables (including accrued rent receivable) as of December 31, 2019. The decrease in the accounts receivable allowance as a percentage of the total receivables is primarily due to the write-off of the accrued rent receivable for certain retail tenants where revenue is now being recognized on a cash basis due to collectibility concerns arising from the economic conditions resulting from the COVID-19 outbreak.
If economic conditions deteriorate, including as a result of the recent COVID-19 outbreak, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards. During the second quarter of 2020, certain development projects were impacted by building moratoriums imposed by local governments as a result of COVID-19. These moratoriums have since been lifted in all geographies in which we have active development projects. The construction delays did not materially impact the development projects.
As of June 30, 2020 the following development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q1 2021	Development	204,000	116,000	47,400
426 W. Lancaster Avenue (b)	Devon, PA	Q3 2019	Redevelopment	56,000	14,900	13,400
3000 Market Street (c)	Philadelphia, PA	Q1 2021	Redevelopment	64,000	38,000	15,300

(a)	Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.

(b)
The property was vacated during the third quarter of 2017. Total project costs include $4.9 million of existing property basis. The renovation of the base building is completed and the building is 100% leased to a single tenant that is expected to commence their lease in Q3 2020 upon completion of the tenant improvements.

(c)	Estimated costs include $12.8 million of existing property basis.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment. As of June 30, 2020, there has been no material construction spend on this project.
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
RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2020 and 2019. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, ''Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, ''Segment Information” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended June 30, 2020 and June 30, 2019
The following comparison for the three months ended June 30, 2020 to the three months ended June 30, 2019, makes reference to the effect of the following:

(a)
“Same Store Property Portfolio,” which represents 87 properties containing an aggregate of approximately 14.1 million net rentable square feet, and represents properties that we owned for the three-month periods ended June 30, 2020 and 2019. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2019 and owned through June 30, 2020 excluding properties classified as held for sale,

(b)	“Total Portfolio,” which represents all properties owned by us during the three months ended June 30, 2020 and 2019,

(c)	"Recently Completed/Acquired Properties," which represents one property placed into service or acquired on or subsequent to April 1, 2019,

(d)
"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and

(e)	"Q2 2019 through Q2 2020 Dispositions," which represents two properties disposed of from the three months ended June 30, 2019 through the three months ended June 30, 2020.

Comparison of three months ended June 30, 2020 to the three months ended June 30, 2019

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Revenue:
Rents	$113.4	$115.0	$(1.6)	(1.4)%	$1.4	$1.8	$0.1	$0.2	$17.3	$20.8	$132.2	$137.8	$(5.6)	(4.1)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.1	5.1	4.1	5.1	(1.0)	(19.6)%
Other	0.3	0.3	—	—%	—	—	—	—	0.3	0.9	0.6	1.2	(0.6)	(50.0)%
Total revenue	113.7	115.3	(1.6)	(1.4)%	1.4	1.8	0.1	0.2	21.7	26.8	136.9	144.1	(7.2)	(5.0)%
Property operating expenses	28.4	30.3	(1.9)	(6.3)%	0.6	0.7	(0.2)	—	4.5	7.7	33.3	38.7	(5.4)	(14.0)%
Real estate taxes	13.7	13.3	0.4	3.0%	0.2	0.2	0.3	0.2	2.6	2.4	16.8	16.1	0.7	4.3%
Third party management expenses	—	—	—	—%	—	—	—	—	2.4	2.4	2.4	2.4	—	—%
Net operating income	71.6	71.7	(0.1)	(0.1)%	0.6	0.9	—	—	12.2	14.3	84.4	86.9	(2.5)	(2.9)%
Depreciation and amortization	40.0	42.0	(2.0)	(4.8)%	1.0	0.7	1.2	0.4	7.6	8.6	49.8	51.7	(1.9)	(3.7)%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.3	8.4	8.3	8.4	(0.1)	(1.2)%
Net gain on sale of undepreciated real estate											(0.2)	(0.3)	0.1	(33.3)%
Operating income (loss)	$31.6	$29.7	$1.9	6.4%	$(0.4)	$0.2	$(1.2)	$(0.4)	$(3.7)	$(2.7)	$26.5	$27.1	$(0.6)	(2.2)%
Number of properties	87	87			1		4				94
Square feet	14.1	14.1			0.3		0.3				16.6
Core Occupancy % (b)	90.6%	93.0%			94.0%
Other Income (Expense):
Interest income											0.4	0.6	(0.2)	(33.3)%
Interest expense											(20.2)	(20.5)	0.3	(1.5)%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of Real Estate Ventures											(2.2)	(1.5)	(0.7)	46.7%
Net gain on real estate venture transactions											—	1.3	(1.3)	(100.0)%
Net income											$4.0	$6.3	$(2.3)	(36.5)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.02	$0.03	$(0.01)	(33.3)%

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.

(b)	Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio decreased by $5.6 million during the second quarter of 2020 compared to the second quarter of 2019. The decrease in Rents is primarily driven by a decrease of $2.4 million related to the Q2 2019 through Q2 2020 Dispositions and a $1.6 million decrease across the Same Store Portfolio primarily due to the termination of a large tenant in the Metropolitan Washington D.C. segment as well as reduced parking income. There was also a decrease of $1.8 million in revenue from the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to the COVID-19 pandemic.

Third party management fees, labor reimbursement, and leasing income decreased by $1.0 million during the second quarter of 2020 compared to the second quarter of 2019 primarily due to a decrease in construction management fees for a third party building that was completed in the first quarter of 2020.

Property Operating Expenses
Property operating expenses across our Total Portfolio decreased $5.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in property operating expenses is primarily related to a decrease of $3.1 million due to decreased use of our properties by the tenants during the COVID-19 pandemic, a $1.0 million decrease at the hotel, residential, and restaurant components of FMC Tower due to the COVID-19 pandemic and associated store and building closures, and a $0.6 million decrease related to the Q2 2019 through Q2 2020 Dispositions.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.9 million for the second quarter of 2020 compared to the second quarter of 2019. The decrease in depreciation and amortization expense is primarily related to a $1.9 million decrease at the Same Store Property Portfolio, largely due to the write off of fully amortized tenant acquired in-place lease intangibles and a $0.8 million decrease related to the Q2 2019 through Q2 2020 Dispositions. These decreases were partially offset by an increase of $0.8 million related to our Development/Redevelopment Properties.
Net Gain on Real Estate Venture Transactions
The gain of $1.3 million recognized during the three months ended June 30, 2019 is related to proceeds from a connection agreement by the 51 N Street venture with the third-party owner of an adjacent property.
Net Income
Net income decreased by $2.3 million for the second quarter of 2020 compared to the second quarter of 2019 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.02 for the second quarter of 2020 as compared to net income per share of $0.03 for the second quarter of 2019 as a result of the factors described above.
Comparison of the Six Months Ended June 30, 2020 and June 30, 2019
The following comparison for the six months ended June 30, 2020 to the six months ended June 30, 2019, makes reference to the effect of the following:

(a)
“Same Store Property Portfolio,” which represents 86 properties containing an aggregate of approximately 13.9 million net rentable square feet, and represents properties that we owned for the six-month periods ended June 30, 2020 and 2019. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2019 and owned through June 30, 2020 excluding properties classified as held for sale,

(b)	“Total Portfolio,” which represents all properties owned by us during the six months ended June 30, 2020 and 2019,

(c)	"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2019,

(d)
"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and

(e)	"YTD 2019 and 2020 Dispositions," which represents two properties disposed of from the six months ended June 30, 2019 through the six months ended June 30, 2020.

Comparison of six months ended June 30, 2020 to the six months ended June 30, 2019

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Revenue:
Rents	$228.2	$227.4	$0.8	0.4%	$6.4	$6.9	$0.2	$0.4	$36.6	$41.2	$271.4	$275.9	$(4.5)	(1.6)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	9.0	9.1	9.0	9.1	(0.1)	(1.1)%
Other	0.6	0.7	(0.1)	(14.3)%	—	—	—	—	0.9	2.4	1.5	3.1	(1.6)	(51.6)%
Total revenue	228.8	228.1	0.7	0.3%	6.4	6.9	0.2	0.4	46.5	52.7	281.9	288.1	(6.2)	(2.2)%
Property operating expenses	58.6	61.2	(2.6)	(4.2)%	1.9	1.7	(0.3)	0.3	10.6	15.0	70.8	78.2	(7.4)	(9.5)%
Real estate taxes	26.8	25.9	0.9	3.5%	1.1	0.8	0.6	0.3	5.1	4.9	33.6	31.9	1.7	5.3%
Third party management expenses	—	—	—	—%	—	—	—	—	5.0	4.6	5.0	4.6	0.4	8.7%
Net operating income	143.4	141.0	2.4	1.7%	3.4	4.4	(0.1)	(0.2)	25.8	28.2	172.5	173.4	(0.9)	(0.5)%
Depreciation and amortization	82.1	82.9	(0.8)	(1.0)%	2.7	2.3	1.6	0.8	15.3	17.3	101.7	103.3	(1.6)	(1.5)%
General & administrative expenses	—	—	—	—%	—	—	—	—	16.9	18.2	16.9	18.2	(1.3)	(7.1)%
Net gain on disposition of real estate											(2.6)	—	(2.6)	—%
Net gain on sale of undepreciated real estate											(0.2)	(1.3)	1.1	(84.6)%
Operating income (loss)	$61.3	$58.1	$3.2	5.5%	$0.7	$2.1	$(1.7)	$(1.0)	$(6.4)	$(7.3)	$56.7	$53.2	$3.5	6.6%
Number of properties	86	86			2		4				94
Square feet	13.9	13.9			0.4		0.3				16.6
Core Occupancy % (b)	90.5%	92.9%			96.2%
Other Income (Expense):
Interest income											1.0	1.1	(0.1)	(9.1)%
Interest expense											(40.2)	(40.9)	0.7	(1.7)%
Interest expense — Deferred financing costs											(1.5)	(1.3)	(0.2)	15.4%
Equity in loss of Real Estate Ventures											(4.1)	(2.8)	(1.3)	46.4%
Net gain on real estate venture transactions											—	1.5	(1.5)	(100.0)%
Income tax benefit											0.2	—	0.2	—%
Net income											$12.1	$10.8	$1.3	12.0%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.07	$0.06	$0.01	16.7%

(a)
Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/ (Eliminations) also includes properties sold and properties classified as held for sale.

(b)	Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio decreased by $4.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, of which $4.1 million is related to the YTD 2019 and 2020 Dispositions as well as $2.2 million of decreases due to a reduction in hotel income and residential rents at the FMC Tower in our Philadelphia segment related to the COVID-19 pandemic. These decreases were partially offset by a $1.3 million increase at One Commerce Square and Two Commerce Square, which are held for sale as of June 30, 2020.
Other income decreased $1.6 million, which was primarily related to a decrease in income from the restaurant component of FMC Tower, as well as decreases in various fees from third parties due to the COVID-19 pandemic and associated store and building closures.

Property Operating Expenses
Property operating expenses across our Total Portfolio decreased $7.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in property operating expenses is primarily related to a decrease of $4.4 million due to decreased use of our properties by the tenants during the COVID-19 pandemic, a $1.3 million decrease at the hotel, residential, and restaurant components of FMC Tower due to the COVID-19 pandemic and associated store and building closures, and a decrease of $1.0 million related to the YTD 2019 and 2020 Dispositions.
Real Estate Taxes
Real estate taxes increased $1.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in real estate taxes is primarily related to a $0.9 million increase in real estate tax assessments at the Same Store Property Portfolio, largely in the Austin segment, and $0.3 million related to Recently Completed/Acquired Properties.
Depreciation and Amortization
Depreciation and amortization expense decreased by $1.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in depreciation and amortization expense primarily relates to a $1.4 million decrease due to the YTD 2019 and 2020 Dispositions and a $0.8 million decrease related to the Same Store properties mainly related to an early termination at 1676 International Drive in 2019. These decreases were partially offset by an increase of $0.8 million related to the development properties.
General and Administrative
General and administrative expenses decreased by $1.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $1.6 million decrease in compensation related expenses, which is driven by changes to the vesting period of retirement eligible officers for the 2020 Restricted Performance Share Unit awards compared to the 2019 Restricted Performance Share Unit awards.
Net Gain on disposition of Real Estate
The gain of $2.6 million recognized during the six months ended June 30, 2020 is primarily related to the disposition of 52 East Swedesford Road, an office property in our Pennsylvania Suburbs Segment.
Net Gain on Sale of Undepreciated Real Estate
The gain of $1.3 million recognized during the six months ended June 30, 2019 resulted from the sale of 9 Presidential Boulevard and from consideration received during the six months ended June 30, 2019 related to the Libertyview disposition, which occurred in 2015.
The gain of 0.2 million recognized during the six months ended June 30, 2020 resulted from the sale of Keith Valley, a land parcel in our Pennsylvania Suburbs Segment.
Equity in Income (Loss) of Real Estate Ventures
Equity in loss of unconsolidated real estate ventures increased $1.3 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 primarily due to the following:

•	$0.4 million increase related to depreciation and interest expense being recorded at our 4040 Wilson Venture due to portions of the project being placed into service as leases commenced;

•	$0.3 million increase related to our MAP Venture due to lower revenues from lower occupancy rate during the six months ended June 30, 2020 than the six months ended June 30, 2019; and

•	$0.2 million increase related to the disposition of our PJP Joint Venture in the fourth quarter of 2019.
Net Gain from Real Estate Venture Transactions
The $1.5 million net gain from Real Estate Venture transactions during the six months ended June 30, 2019 relates to the following:

•	$1.2 million of gain recognized related to proceeds from a connection agreement by the 51 N Street venture with the third-party owner of an adjacent property; and

•	$0.3 million of additional proceeds during the first quarter of 2019 from the sale of the evo at Cira Centre South Venture, which was sold during the first quarter of 2018.
Net Income
Net income increased by $1.3 million from the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $0.07 for the six months ended June 30, 2020 as compared to net income per share of $0.06 for the six months ended June 30, 2019 as a result of the factors described above.
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
As of June 30, 2020, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2020 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of June 30, 2020 we were in compliance with all of our debt covenants and requirement obligations.
In addition, we are continuing to monitor the outbreak of the novel COVID-19 virus and the related economic impacts, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain as this continues to evolve globally. However, if the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations. We collected 99.6% of total cash-based rent due from tenants during the second quarter of 2020. In addition, approximately 98% of July total cash-based rent has been received from our tenants to date, which reflects a 99% collection rate from our office tenants.
We have granted rent relief requests primarily to our co-working and retail tenants. The relief requests have substantially all been in the form of rent deferral for varying lengths of time, but are primarily being repaid in 2020 and 2021. For those tenants we believe require rent relief, we have granted deferrals and, in some instances, rent abatements while receiving extended lease terms through favorable lease extensions. To date, we have provided $4.6 million of rent relief to 62 tenants approximating 1.1 million square feet. The deferrals represent approximately 1.0% of annualized revenue. We continue to assess the merits of rent deferral requests and can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
See Note 2, "Basis of Presentation - Accounting Standards Update," to our Consolidated Financial Statements for further information related to our accounting policies for rent concessions. Pursuant to our accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor. As a result, rent deferrals did not have a material impact on revenues for the three months ended June 30, 2020.
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
The Parent Company unconditionally guarantees the Operating Partnership’s secured and unsecured obligations, which, as of June 30, 2020, amounted to $311.5 million and $1,889.6 million, respectively.
Capital Markets
The Parent Company issues equity from time to time, the proceeds of which it contributes to the Operating Partnership in exchange for additional interests in the Operating Partnership, and guarantees debt obligations of the Operating Partnership. The Parent Company’s ability to sell common shares and preferred shares is dependent on, among other things, general market conditions for REITs, market perceptions about the Company as a whole and the current trading price of the Parent Company’s shares. The Parent Company maintains a shelf registration statement that covers the offering and sale of common shares, preferred shares, depositary shares, warrants and unsecured debt securities. Subject to our ongoing compliance with securities laws, and if warranted by market conditions, we may offer and sell equity and debt securities from time to time under the shelf registration statement or in transactions exempt from registration.
See Note 11, ''Beneficiaries' Equity of the Parent Company” to our Consolidated Financial Statements for further information related to our share repurchase program during the three and six months ended June 30, 2020. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the six months ended June 30, 2020, we sold 14.0 acres of land as well as one office property for net cash proceeds of $3.5 and $17.5 million, respectively. On July 21, 2020 we sold a 30% preferred equity interest in One Commerce Square and Two Commerce Square for net cash proceeds of $100.8 million.
We expect that our primary uses of capital during the remainder of 2020 will be to fund our current development and redevelopment projects and also to repay $80.5 million in principal due upon maturity of the mortgage note for Two Logan Square, in Philadelphia, Pennsylvania, in August 2020, if not refinanced or extended. As of June 30, 2020, we had $44.8 million of cash and cash equivalents and $537.3 million of available borrowings under our Credit Facility, net of $1.7 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of June 30, 2020 and December 31, 2019, we maintained cash and cash equivalents and restricted cash of $45.5 million and $91.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2020	2019	(Decrease) Increase
Operating	$100,320	$85,456	$14,864
Investing	(75,327)	(58,893)	(16,434)
Financing	(70,689)	(17,794)	(52,895)
Net cash flows	$(45,696)	$8,769	$(54,465)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate	$(11,432)
Capital expenditures and capitalized interest	17,551
Capital improvements/acquisition deposits/leasing costs	(4,421)
Joint venture investments	(276)
Distributions from joint ventures	(30,242)
Proceeds from the sale of properties	15,727
Proceeds from notes receivable	(3,341)
Increase in net cash used in investing activities	$(16,434)

We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, the change in financing cash flows was due to the following activities (in thousands):

Proceeds from debt obligations	$(128,000)
Repayments of debt obligations	117,852
Proceeds from the exercise of stock options	(753)
Repurchase and retirement of common shares	(42,718)
Other financing activities	183
Dividends and distributions paid	541
Increase in net cash used in financing activities	$(52,895)
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,087,302	$2,091,211
Variable rate - unhedged	113,836	52,836
Total	$2,201,138	$2,144,047
Percent of Total Debt:
Fixed rate	94.8%	97.5%
Variable rate - unhedged	5.2%	2.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.9%	3.9%
Variable rate - unhedged	1.8%	3.2%
Total	3.8%	3.8%
Weighted-average maturity in years:
Fixed rate	5.1	5.6
Variable rate - unhedged	8.1	15.6
Total	5.3	5.9

(a)	Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2020 were as follows (in thousands):

Period	Scheduled amortization	Principal maturities	Total	Weighted Average Interest Rate of Maturing Debt
2020 (six months remaining)	$3,238	$80,079	$83,317	3.98%
2021	6,142	9,001	15,143	4.28%
2022	6,332	311,000	317,332	2.58%
2023	1,620	555,116	556,736	3.94%
2024	—	350,000	350,000	3.78%
2025	—	—	—	—%
2026	—	—	—	—%
2027	—	450,000	450,000	4.03%
2028	—	—	—	—%
2029	—	350,000	350,000	4.30%
Thereafter	—	78,610	78,610	2.65%
Totals (a)	$17,332	$2,183,806	$2,201,138	3.75%

(a)
Included in the table above are scheduled principal payments for mortgages related to two office buildings classified as held for sale as of June 30, 2020. See Note 7, "Debt Obligations," to our Consolidated Financial Statements for further information.

The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2020.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the second quarter of 2020.
Contractual Obligations
Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended June 30, 2020.
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
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$3,917	$6,146	$11,861	$10,576
Add (deduct):
Amount allocated to unvested restricted unitholders	93	93	224	212
Net gain on real estate venture transactions	—	—	—	(259)
Net gain on disposition of real estate	—	—	(2,586)	—
Depreciation and amortization:
Real property	37,194	36,532	75,547	72,138
Leasing costs including acquired intangibles	12,045	14,698	25,244	30,104
Company’s share of unconsolidated real estate ventures	4,630	4,974	9,229	10,015
Partners’ share of consolidated real estate ventures	(59)	(54)	(119)	(107)
Funds from operations	$57,820	$62,389	$119,400	$122,679
Funds from operations allocable to unvested restricted shareholders	(167)	(174)	(357)	(388)
Funds from operations available to common share and unit holders (FFO)	$57,653	$62,215	$119,043	$122,291
Weighted-average shares/units outstanding — basic (a)	171,499,729	177,125,064	174,275,665	176,983,433
Weighted-average shares/units outstanding — fully diluted (a)	171,751,712	177,672,683	174,587,582	177,560,502

(a)	Includes common share and partnership units outstanding through the three and six months ended June 30, 2020 and 2019, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2020, our consolidated debt consisted of mortgage loans with an outstanding principal balance of $311.5 million, of which $222.1 million was classified as held for sale, and unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $61.0 million and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for two trust preferred securities with an outstanding principal balance of $52.8 million and our unsecured credit facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $6.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $6.5 million.
As of June 30, 2020, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,548.7 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our unsecured notes of approximately $15.5 million at June 30, 2020.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $389.6 million and $328.6 million at June 30, 2020 and December 31, 2019, respectively. The total fair value of our debt was approximately $369.4 million and $309.9 million at June 30, 2020 and December 31, 2019, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $14.0 million at June 30, 2020. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $15.3 million.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of June 30, 2020 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 or the Risk Factors disclosed in "Part II. Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)
Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. During the fiscal quarter ended June 30, 2020, we repurchased 604,283 common shares at an average price of $10.17 per share for a total of approximately $6.1 million. As of June 30, 2020, $82.9 million remained available for repurchases under our share repurchase program. For each common share repurchased, one of our units in the Operating Partnership was redeemed. Repurchases of common shares were financed with general corporate funds, including borrowings under our unsecured Credit Facility.

A summary of our repurchases of common shares for the three month period ended June 30, 2020 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2020 - April 30, 2020
Open Market Purchases	604,283	$10.17	604,283
May 1, 2020 - May 31, 2020
Open Market Purchases	—	—	—
June 1, 2020 - June 30, 2020
Open Market Purchases	—	—	—
Totals	604,283	$10.17	604,283	$82.9	million
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 28, 2020	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2020	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2020	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 28, 2020	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2020	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2020	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)