Form 10-K
period 2020-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2021-02-24
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Brandywine Realty Trust	Yes	☒	No ☐
Brandywine Operating Partnership, L.P.	Yes	☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes	☐	No ☒
Brandywine Operating Partnership, L.P.	Yes	☐	No ☒
As of June 30, 2020, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $1,811,989,986 based upon the last reported sale price of $10.89 per share on the New York Stock Exchange on June 30, 2020. An aggregate of 170,637,419 Common Shares of Beneficial Interest was outstanding as of February 18, 2021.
As of June 30, 2020 the aggregate market value of the 981,634 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $10,689,994 based upon the last reported sale price of $10.89 per share on the New York Stock Exchange on June 30, 2020 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2021 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2020, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
The Company believes that combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into a single report will:
•facilitate a better understanding by the investors of the Parent Company and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;
•remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both the Parent Company and the Operating Partnership; and
•create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time (and contributing the net proceeds of such issuances to the Operating Partnership) and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company, including the Company's ownership interests in the real estate ventures described below. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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
•Consolidated Financial Statements;
•Parent Company’s and Operating Partnership’s Equity
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•uncertainty regarding the impact of the ongoing COVID-19 pandemic and measures intended to prevent its spread which may have a negative effect on our business, results of operations, cash flows and financial condition;
•the continuing impact of modest global economic growth, which may have a negative effect on, among other things, the following:
•the fundamentals of our business, including overall market occupancy, demand for office space and rental rates;
•the financial condition of our tenants, many of which are financial, legal and other professional firms, our lenders, counterparties to our derivative financial instruments and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of default by these parties;
•the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and
•real estate asset valuations, a decline in which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis.
•changes in local real estate conditions (including changes in rental rates and the number of properties that compete with our properties);
•our failure to lease unoccupied space in accordance with our projections;
•our failure to re-lease occupied space upon expiration of leases;
•tenant defaults and the bankruptcy of major tenants;
•volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital;
•increasing interest rates, which could increase our borrowing costs and adversely affect the market price of our securities;
•failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements;
•failure of acquisitions, developments and other investments, including projects undertaken through joint ventures and equity investments in third parties, to perform as expected;
•unanticipated costs associated with the purchase, integration and operation of our acquisitions;
•unanticipated costs to complete, lease-up and operate our developments and redevelopments;
•unanticipated costs associated with land development, including building and construction moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;
•lack of liquidity of real estate investments, which could make it difficult for us to respond to changing economic or financial conditions or changes in the operating performance of our properties;
•potential damage from natural disasters, including hurricanes and other weather-related events, which could result in substantial costs to us;
•impairment charges;
•uninsured losses due to insurance deductibles, self-insurance retention, uninsured claims or casualties, or losses in excess of applicable coverage;
•increased costs for, or lack of availability of, adequate insurance, including for terrorist acts or environmental liabilities;
•actual or threatened terrorist attacks;

•security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our properties;
•the impact on workplace and tenant space demands driven by technology, employee culture and commuting patterns;
•demand for tenant services beyond those traditionally provided by landlords;
•liability and clean-up costs incurred under environmental or other laws;
•risks associated with our investments in real estate ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our venture partners’ financial condition;
•inability of real estate venture partners to fund venture obligations or perform under our real estate venture development agreements;
•failure to manage our growth effectively into new product types within our portfolio and real estate venture arrangements;
•failure of dispositions to close in a timely manner;
•the impact of climate change and compliance costs relating to laws and regulations governing climate change;
•risks associated with federal, state and local tax audits;
•complex regulations relating to our status as a real estate investment trust, or REIT, and the adverse consequences of our failure to qualify as a REIT;
•changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings; and
•our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and in turn could have an adverse effect on the market price of our securities.
Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. During the twelve months ended December 31, 2020, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C., and Southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1, ''Organization of the Parent Company and the Operating Partnership," to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. See Note 1, ''Organization of the Parent Company and the Operating Partnership," to our Consolidated Financial Statements for the Parent Company's ownership interest in the Operating Partnership. The ownership interests in the Operating Partnership not owned by the Company consist of common units of limited partnership issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties. We have offices in Philadelphia, Pennsylvania; Radnor, Pennsylvania; McLean, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Wilmington, Delaware; and Austin, Texas.
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
Business Segments
See Note 19, ''Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2020, 2019, and 2018 and balance sheet amounts as of December 31, 2020 and 2019.
Joint Ventures
From time to time we consider joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide us with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide us with additional local market or product type expertise. For information regarding our joint ventures, see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

Developments/Redevelopments
Our regular interaction with tenants and other market participants keep us current on innovations in workplace layout and smart living. We leverage this information to identify properties primed for development or redevelopment to meet tenant demands and realize value. The expertise and relationships that we have built from managing complex construction projects allow us to add new assets to our portfolio and renovate existing assets in our portfolio.
Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:
•concentrate on urban town centers and central business districts in selected regions, and be the best of class owner and developer in those markets with a full-service office in each of those markets providing property management, leasing, development, construction and legal expertise;
•maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as leases are renewed;
•attain high tenant retention rates by providing a full array of property management, maintenance services and tenant service amenity programs responsive to the varying needs of our diverse tenant base;
•continue to cultivate long-term leasing relationships with a diverse base of high-quality and financially stable tenants;
•form joint ventures with high-quality partners having attractive real estate holdings or significant financial resources;
•utilize our reputation as a full-service real estate development and management organization to identify acquisition and development opportunities that will expand our business and create long-term value;
•increase the economic diversification of our tenant base while maximizing economies of scale; and
•selectively dispose of properties that do not support our long-term business objectives and growth strategies.
We also consider the following to be important objectives:
•to develop and opportunistically acquire high-quality office properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;
•to monetize or deploy our land inventory for development of high-quality office properties, or rezone from office/industrial to life science/lab, residential, retail and hotel to align with market and demand shifts as appropriate;
•to control development sites, including sites under purchase options, that could support new office, life science/lab, retail and residential development within our core markets;
•to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations that other organizations may not have the resources to pursue;
•to own and develop high quality office and mixed-use real estate meeting the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to continue to be the landlord of choice for both existing and prospective tenants;
•to strategically grow our portfolio through the development and acquisition of new product types that support our strategy of transient-oriented and amenity based mixed-use properties located in the central business district of Philadelphia, Pennsylvania; Pennsylvania Suburbs; Austin, Texas; and Washington, D.C.; and
•to secure third-party development contracts, which can be a significant source of revenue and enable us to utilize and grow our existing development and construction management resources.
We expect to concentrate our real estate activities in markets where we believe that:
•current and projected market rents and absorption statistics justify construction activity;
•we can maximize market penetration by accumulating a critical mass of properties and thereby enhance operating efficiencies;
•barriers to entry (such as zoning restrictions, utility availability, infrastructure limitations, development moratoriums and limited developable land) will create supply constraints on available space; and
•there is potential for economic growth, particularly job growth and industry diversification.
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
Human Capital Resources
As of December 31, 2020, we had approximately 341 employees. We are focused on creating a challenging, enriching, respectful, diverse, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We offer the following policies and programs which we believe are illustrative of our continued commitment to our employees:

•A compensation program and benefits package which we consider to be competitive among our peers.
•An extensive Employee Safety Manual, and thoughtful operational protocols and other measures, which prioritize the health, safety and well-being of our employees.
•Our promotion of diversity and inclusion in our hiring practices.
◦In 2020, approximately 33% of all new hires were females and approximately 58% of all new hires were ethnic minorities.
•Regular training and career development opportunities and a tuition reimbursement program.
•The regular assessment of the engagement, satisfaction and retention of our employees.
•Programs such as internally organized affinity groups which are intended to foster an atmosphere of collaboration and inclusion.
Environmental, Social, and Corporate Governance
In connection with our goal of achieving the highest principles of environment, social, and governance (ESG) standards, in 2020, we released our inaugural comprehensive Global Reporting Initiative (GRI) aligned Corporate Social Responsibility Report, which set forth 20 Goals and Key Performance Indicators aligned with the U.N. Sustainable Development Goals and the early stages of our strategy to manage climate risk in alignment with the Task Force on Climate-Related Financial

Disclosures (TCFD). In addition, we reset our reduction targets for energy, greenhouse gas emissions and water consumption to 15% by 2025 over our 2018 baseline.
The following tables provide our consumption and progress as of year-end 2019 on energy, water, and greenhouse gas emission reductions over our 2018 baseline. This data represents energy and water consumption for Brandywine owned and managed buildings where data was available. Data for the year ended 2020 is not yet available and is expected to be included in our annual Global Real Estate Sustainability Benchmark (“GRESB”) submission in the second quarter of 2021.

Energy Consumption:

Year	Energy Consumption Data Coverage as a % of Floor Area (a)	Total Energy Consumed by Floor Area with Data Coverage (MWh)	% of Energy Generated from Renewable Sources (b)	Same Store change in Energy Consumption of Floor Area with Data Coverage (c)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (d)
2018	89%	447,814	49%	N/A	58%
2019	90%	405,446	49%	(10)%	35%
Water Consumption:

Year	Water Withdrawal Data Coverage as a % of Total Floor Area (a)	Total water Withdrawn by Portfolio (m3)	Same Store Change in Water Withdrawn for Floor Area with data Coverage (e)
2018	86%	1,037,678	N/A
2019	88%	1,036,805	—%
GHG Emissions:

Year	Scope 1 & 2 GHG Data Coverage as % of Total Floor Area (f)	Scope 1 & 2 GHG Emissions (Tonnes CO2)	Same Store Change in Scope 1 & 2 GHG Emissions Data (g)
2018	88%	145,652	N/A
2019	89%	133,563	(8)%

(a)Represents the percentage of square footage where consumption data was obtained for the portfolio for the calendar year.
(b)Percentage of energy generated from renewable sources represents purchasing of green power direct from utilities to offset energy usage in deregulated energy markets.
(c)Same Store change in energy consumption compares usage only for the buildings with data available in both 2018 and 2019.
(d)Reduction is substantially the result of the Commercial Buildings Energy Consumption Survey updated modeling in 2019 and the resulting industry-wide drop in ENERGY STAR scores.
(e)Same Store change in water consumption compares usage only for the buildings with data available in both 2018 and 2019.
(f)Scope 1 emissions are calculated by measuring the on-site fuel consumption and combustion (e.g., natural gas consumption, company-owned vehicles), and Scope 2 emissions are calculated by measuring purchased electricity that is generated from off-site sources for the percentage of square footage where data was obtained for the portfolio for the calendar year.
(g)Same Store change in Scope 1 & 2 emissions is based on only comparing the emissions for buildings where comparable data was available for both 2018 and 2019.
In 2020, we earned the highest-level Governance score from ISS, continued to maintain an A rating from MSCI ESG Research, received our sixth annual GRESB Green Star ranking, and achieved Green Lease Leader’s Gold recognition from the Department of Energy and Institute for Market Transformation. We were also recognized as the most committed building owner in the Philadelphia 2030 District initiative to achieve substantial reduction in energy use by the year 2030. We have 21.9 million square feet of green building certifications across our portfolio, including the first UL Verified Healthy Building IAQ Verification Mark certified building in Philadelphia.
With all the challenges of 2020, we believe we responded to the COVID-19 pandemic with proactive plans for a safe and seamless “return to work” for our tenants and by giving back to the many needs of the local community. Our volunteer efforts and financial contributions included over $20,000 collected by employees and matched by us to support 16 third-party employees in our extended family of vendors who were impacted by furloughs and layoffs. Through a meals program in partnership with several of our food and beverage tenants, we funded over 36,000 meals to Philadelphians in need. We also donated $350,000 to the Enterprise Center to launch the Grow Philadelphia Small Business COVID-19 Resilience Fund, and provided $200,000 to the African American Chamber of Commerce to make low-interest loans available to Chamber members impacted by the COVID-19 pandemic and social unrest.
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
Economic Risk Factors
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
Our business is affected by global, national and local economic conditions. Our portfolio consists primarily of office buildings (as compared to real estate companies with portfolios of multiple asset classes). Our financial performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow, results of operations, financial condition and ability to make distributions to our security holders will be adversely affected. The following factors, among others, may materially and adversely affect the income generated by our properties and our performance generally:
•adverse changes in international, national or local economic and demographic conditions;
•increased vacancies or our inability to rent space on favorable terms, including market pressures to offer tenants rent abatements, increased tenant improvement packages, early termination rights, below market rental rates or below-market renewal options;
•significant job losses in the financial and professional services industries may occur, which may decrease demand for office space, causing market rental rates and property values to be negatively impacted;
•changes in space utilization by our tenants due to technology, economic conditions, impact of pandemics, and business culture may decrease demand for office space, causing market rental rates and property values to be negatively impacted;
•deterioration in the financial condition of our tenants may result in tenant defaults under leases, including due to bankruptcy, and adversely impact our ability to collect rents from our tenants;
•competition from other office and mixed-use properties, and increased supply of such properties;
•increases in non-discretionary operating costs, including insurance expense, utilities, real estate taxes, state and local taxes, labor shortages and heightened security costs may not be offset by increased market rental rates;
•reduced values of our properties would limit our ability to dispose of assets at attractive prices, limit our access to debt financing secured by our properties and reduce the availability of unsecured loans;
•increases in interest rates, reduced availability of financing and reduced liquidity in the capital markets may adversely affect our ability or the ability of potential buyers of properties and tenants of properties to obtain financing on favorable terms, or at all;
•one or more lenders under our unsecured revolving credit facility could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses.
Our performance is dependent upon the economic conditions of the markets in which our properties are located.
Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the suburbs of Philadelphia, Pennsylvania, Austin, Texas,

Washington, D.C., Northern Virginia and Southern Maryland. Any adverse changes in economic conditions in any of these economies or real estate markets could negatively affect cash available for distribution and debt service. Our financial performance and ability to make distributions to our shareholders and pay debt service is particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed.
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
Real Estate Industry Risk Factors
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
We intend to continue to develop properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with our development and construction activities include:
•unavailability of favorable financing alternatives in the private and public debt markets;
•insufficient capital to pay development costs;
•limited experience in developing or redeveloping properties in certain of our geographic markets may lead us to incorrectly project development costs and returns on our investments;
•dependence on the financial, technology and professional services sector as part of our tenant base;
•construction costs exceeding original estimates due to rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•construction and lease-up delays resulting in increased debt service, fixed expenses and construction or renovation costs;
•expenditure of funds and devotion of management’s time to projects that we do not complete;
•occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, resulting in lower than projected rental rates and a corresponding lower return on our investment;

•complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and
•increased use restrictions by local zoning or planning authorities limiting our ability to develop and impacting the size of developments.
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
We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures that are known as “mixed-use” developments. In addition to the development of office space, mixed-use projects may also include space for life science/lab, residential, retail, hotel or other commercial purposes. If a development project consists of a non-office or non-retail use, we may seek to develop that component ourselves, assign the rights to that component to a third-party developer with experience in that use, or we may seek to partner with such a developer. If we do not assign the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of properties for office and retail use generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we assign the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism.  If we decide not to sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
We face risks associated with property acquisitions.
We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios that would increase our size and potentially alter our capital structure. The success of such transactions is subject to a number of factors, including the risks that:
•we may not be able to obtain financing for such acquisitions on favorable terms;
•acquired properties may fail to perform as expected;
•even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•the actual costs of repositioning, redeveloping or maintaining acquired properties may be higher than our estimates;
•the acquired properties may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures; and
•we may not be able to efficiently integrate acquired properties, particularly portfolios of properties, into our organization and manage new properties in a way that allows us to realize anticipated cost savings and synergies.
Acquired properties may subject us to known and unknown liabilities.
Properties that we acquire may be subject to known and unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such properties or otherwise. As a result, if a liability were asserted against us based upon ownership of acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow. Unknown liabilities relating to acquired properties could include:
•liabilities for clean-up of pre-existing disclosed or undisclosed environmental contamination;
•claims by tenants, vendors, municipalities or other persons arising on account of actions or omissions of the former owners or occupants of the properties; and
•liabilities incurred in the ordinary course of business.
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
Preferred equity, mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures will expose us to greater risk of loss.
We may have made preferred equity investments and may in the future make or acquire additional preferred equity investments, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, or in preferred equity instruments, such investments and our remedies with respect thereto, including the ability to foreclose on collateral (if any) securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor, co-lender and/or participation agreement provisions. Significant losses related to such investments or loans could adversely affect our results of operations and financial condition.
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
Regulatory Risk Factors
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

Disaster Risk Factors
The ongoing COVID-19 pandemic and measures intended to prevent its spread present material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.
The ongoing COVID-19 pandemic across many countries around the globe, including the U.S., has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses causing many to fear an imminent global recession. The global impact of the outbreak has been rapidly evolving and the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The extent to which COVID-19 impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The impact of the COVID-19 pandemic could negatively impact our business in a number of ways, including: (i) deterioration in the financial condition of our tenants and in their ability to pay rents; (ii) reduction in demand for space in our portfolio; (iii) costs associated with construction delays and cost overruns at our development and redevelopment projects; (iv) reduction in availability of, and increased costs of, capital; and (v) failure of our contract counterparties, including partners in Real Estate Ventures, to meet their obligations. The ongoing situation presents material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We face possible risks associated with the physical effects of climate change.
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East Coast, particularly those in the central business districts of Philadelphia, Pennsylvania and Washington, D.C. To the extent climate change causes variations in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. While we maintain insurance coverage for flooding, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites for a major future event, lost revenue, including from new tenants that could have been added to our properties but for the event, or other costs to remediate the impact of a significant event. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
REIT Risk Factors
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
Limitations imposed to protect our REIT status. In order to protect us against the loss of our REIT status, our Declaration of Trust limits any shareholder from owning more than 9.8% in value of our outstanding shares, although we have granted in the past, and may continue to grant in the future certain waivers of this limitation to certain shareholders under certain conditions. The ownership limit may have the effect of precluding acquisition of control of us. If anyone acquires shares in excess of the ownership limit, we may:
•consider the transfer to be null and void;
•not reflect the transaction on our books;
•institute legal action to stop the transaction;
•not pay dividends or other distributions with respect to those shares;
•not recognize any voting rights for those shares; and
•consider the shares held in trust for the benefit of a person to whom such shares may be transferred.
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
General Risk Factors
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
Historically, we have paid quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon:
•the operational and financial performance of our properties;
•capital expenditures with respect to existing, developed and newly acquired properties;
•the amount of, and the interest rates on, our debt;
•capital needs of our unconsolidated real estate ventures;
•general and administrative costs associated with our operation as a publicly-held REIT; and
•the absence of significant expenditures relating to environmental and other regulatory matters.
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
A number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:
•increases in market interest rates, relative to the dividend yield on our securities. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to go down;
•anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with the tax treatment of dividends and distributions);
•perception by market professionals of REITs generally and REITs comparable to us in particular;
•level of institutional investor interest in our securities;
•relatively low trading volumes in securities of REITs;
•our results of operations and financial condition; and
•investor confidence in the stock market generally.
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
The interests of our shareholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness. Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval. In addition, in the past we have maintained a continuous offering program, which, when such program was effective, allowed us to issue shares in at-the-market offerings. We may in the future enter into a similar continuous offering program. Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.
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
Our credit facilities, term loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility and term loans may contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only at unattractive terms. In addition, the mortgages on our properties, including mortgages encumbering our unconsolidated real estate ventures, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan.
A downgrading of our debt could subject us to higher borrowing costs.
In the event that our unsecured debt is downgraded by Moody’s Investor Services or Standard & Poor’s from the current ratings, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline.
Discontinuation of the London interbank offered rate and transition to an alternative benchmark could adversely affect our operating results
On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot be guaranteed after 2021, and there is a substantial risk that LIBOR will be discontinued or modified by the end of 2021. Our variable rate debt and derivative financial instruments are indexed to LIBOR and failure by market participants and regulators to successfully replace LIBOR could result in disruption in the financial markets which could have a negative impact on our results of operations and our variable rate debt.
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
Data and security breaches could:
•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our client tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our client tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims and lawsuits for breach of contract, damages, credits, penalties, or termination of leases or other agreements; and/or
•damage our reputation among our client tenants and investors generally.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Overview
As of December 31, 2020, we owned 82 properties that contain an aggregate of approximately 13.9 million net rentable square feet and consist of 73 office properties and five mixed-use properties (collectively, the "Core Properties"), one development property and three redevelopment properties (collectively, the "Properties"). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2020, the properties, excluding properties under development and redevelopment, were approximately 91.9% occupied. As of December 31, 2020, we also owned economic interests in nine unconsolidated real estate ventures (collectively, the “Real Estate Ventures”). See Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.
Property Statistics
The following table shows lease expirations for the Core Properties as of December 31, 2020, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2021	1,166	$34,682	7.1%
2022	1,490	55,598	11.4%
2023	645	23,354	4.8%
2024	1,133	43,308	8.9%
2025	1,115	45,417	9.3%
2026	1,029	39,045	8.0%
2027	1,299	51,951	10.6%
2028	632	23,696	4.9%
2029	1,104	48,373	9.9%
2030	682	32,421	6.6%
2031 and thereafter	2,027	90,040	18.5%
	12,322	$487,885	100.0%

(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
The following table shows the geographic locations for the Core Properties as of December 31, 2020. For more information about our geographic locations, see Note 19, ''Segment Information" to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2020	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	4,756	98.0%	4,660	$135,086	39.9%
Pennsylvania Suburbs	34	4,035	94.6%	3,819	111,163	32.8%
Austin	21	2,967	93.2%	2,764	63,740	18.8%
Metropolitan Washington, D.C.	5	1,034	73.4%	759	20,812	6.1%
Other	7	620	74.8%	464	8,045	2.4%
	78	13,412	92.9%	12,466	$338,846	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.
The following table shows the major tenants of the Core Properties as of December 31, 2020 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$24,112	5.6%
Comcast Corporation	13,952	3.2%
Spark Therapeutics, Inc.	12,851	3.0%
FMC Corporation	10,965	2.5%
CSL Behring, LLC	10,081	2.3%
Lincoln National Management Co.	9,308	2.2%
Troutman Pepper Hamilton Sanders LLP	9,301	2.2%
Dechert LLP	8,090	1.9%
Independence Blue Cross, LLC	7,422	1.7%
The Trustees of the University of Pennsylvania	6,996	1.6%
Other	317,592	73.8%
	$430,670	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2020. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
Developments/Redevelopments
As of December 31, 2020, we were developing/redeveloping 0.4 million rentable square feet of office/life science properties.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 18, 2021, there were 563 holders of record of our common shares and 22 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 18, 2021, the last reported sales price of the common shares on the NYSE was $11.65.
For each quarter in 2020 and 2019, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends.  Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations (FFO). See Item 6., “Selected Financial Data – Liquidity,” and Note 9, ''Debt Obligations,” to our Consolidated Financial Statements for further details.
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
See Note 15, ''Share Based Compensation, 401(k) Plan and Deferred Compensation," to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2020.
In 2019, we redeemed 1,245 Class A units of limited partnership interest held by unaffiliated third parties for shares of common stock.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500, (ii) the NAREIT All Equity REIT Index, (iii) the Russell 2000 and (iv) the NAREIT Equity Office Index for the period beginning December 31, 2015 and ending December 31, 2020 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2015.

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Nareit All Equity REIT Index	100.00	108.63	118.05	113.28	145.75	138.28
Brandywine Realty Trust	100.00	126.01	144.21	106.63	137.47	111.21
Nareit Equity Office Index	100.00	113.17	119.11	101.84	133.83	109.16

Item 6.    Selected Financial Data
None.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities

Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations.  “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2020, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and properties in New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Our financial and operating performance is dependent upon the demand for office, residential, parking, and retail space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants, employees, and business partners. Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic, could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates and rent collection rates may decline, beyond 2020 as the current economic climate may negatively impact tenants.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2020 was 91.9% compared to 93.0% at December 31, 2019.

The table below summarizes selected operating and leasing statistics of our wholly owned operating properties for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	13,412,591	16,110,042
Occupancy percentage (end of period)	91.9%	93.0%
Average occupancy percentage	89.8%	92.7%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	52.2%	65.8%
New leases and expansions commenced (square feet)	861,978	1,113,029
Leases renewed (square feet)	642,112	852,760
Net absorption (square feet)	(91,207)	45,618
Percentage change in rental rates per square feet (4):
New and expansion rental rates	21.5%	13.3%
Renewal rental rates	13.7%	11.6%
Combined rental rates	17.5%	12.1%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$9.18	$7.94
Tenant Improvements (per square feet)	$22.06	$25.25
Weighted average lease term (years)	7.6	7.4
Total capital per square foot per lease year	$4.01	$4.76
(1)Does not include properties under development, redevelopment, held for sale, or sold.
(2)Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)Calculated as percentage of total square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
In seeking to increase revenue through our operating, financing, and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk:
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 7.1% of our aggregate final annualized base rents as of December 31, 2020 (representing approximately 9.5% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2021. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our results of operations and cash flow would be adversely impacted.
Tenant Credit Risk:
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management regularly evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $5.1 million or 2.9% of total receivables (including accrued rent receivable) as of December 31, 2020 compared to $8.0 million or 4.0% of total receivables (including accrued rent receivable) as of December 31, 2019. The decrease in the accounts receivable allowance as a percentage of the total receivables is primarily due to the write-off of the accrued rent receivable for certain retail tenants where revenue is now being recognized on a cash basis due to collectability concerns arising from the economic conditions resulting from the COVID-19 pandemic.

If economic conditions deteriorate, including as a result of the ongoing COVID-19 pandemic, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk:
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.  During the second quarter of 2020, certain development projects were impacted by building moratoriums imposed by local governments as a result of the COVID-19 pandemic. These moratoriums have since been lifted in all geographies in which we have active development projects, but could be reinstated in the event of a significant increase in COVID-19 cases. The construction delays did not materially impact the development projects.
As of December 31, 2020 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion	Activity Type	Approximate Square Footage/ Units	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q1 2021	Development	205,803	$122,000	$67,000
3000 Market Street (b)	Philadelphia, PA	Q3 2021	Redevelopment	64,070	$35,000	$16,900
(a)Estimated costs includes $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Estimated costs include $12.8 million of existing property basis.

In addition to the properties listed above, we have classified one office building in Radnor, Pennsylvania (acquired during the fourth quarter of 2020) and one parking facility in Philadelphia, Pennsylvania as redevelopment.

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

Most of our leases involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we need to determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the shorter of the estimated useful life or the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it as a reduction of rental revenue over the term of the lease. Our determination of whether improvements are landlord assets or tenant assets also may affect when we commence revenue recognition in connection with a lease.

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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2020 and 2019. Refer to Item 7. "Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the results of operations for the year ended December 31, 2018 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2019. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis, below is defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards, and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 19, ''Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairments, depreciation and amortization costs, capital expenditures, and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 19, ''Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The following comparison for the year ended December 31, 2020 to the year ended December 31, 2019, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 74 properties containing an aggregate of approximately 12.8 million net rentable square feet, and represents properties that we owned for the twelve-month periods ended December 31, 2020 and 2019. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2019 and owned through December 31, 2020, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned by us during 2020 and 2019,
(c)"Recently Completed/Acquired Properties," which represents four properties placed into service or acquired on or subsequent to January 1, 2019,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"2019 and 2020 Dispositions," which represents 16 properties disposed of or contributed to unconsolidated joint ventures during 2019 and 2020.

Comparison of Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	2020	2019	$ Change	% Change
Revenue:
Rents	$425.4	$428.4	$(3.0)	(0.7)%	$17.0	$13.4	$0.3	$1.7	$70.8	$111.2	$513.5	$554.7	$(41.2)	(7.4)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	18.6	19.6	18.6	19.6	(1.0)	(5.1)%
Other	0.9	1.6	(0.7)	(43.8)%	—	—	—	0.1	1.9	4.4	2.8	6.1	(3.3)	(54.1)%
Total revenue	426.3	430.0	(3.7)	(0.9)%	17.0	13.4	0.3	1.8	91.3	135.2	534.9	580.4	(45.5)	(7.8)%
Property operating expenses	107.6	113.3	(5.7)	(5.0)%	4.1	3.5	(0.6)	0.4	21.1	37.2	132.2	154.4	(22.2)	(14.4)%
Real estate taxes	51.0	48.1	2.9	6.0%	2.1	1.5	0.9	0.5	9.0	12.1	63.0	62.2	0.8	1.3%
Third party management expenses	—	—	—	—%	—	—	—	—	10.3	9.2	10.3	9.2	1.1	12.0%
Net operating income	267.7	268.6	(0.9)	(0.3)%	10.8	8.4	—	0.9	50.9	76.7	329.4	354.6	(25.2)	(7.1)%
Depreciation and amortization	148.5	156.2	(7.7)	(4.9)%	6.8	5.4	1.6	3.1	31.4	45.3	188.3	210.0	(21.7)	(10.3)%
General & administrative expenses	—	—	—	—%	—	—	—	—	30.3	32.2	30.3	32.2	(1.9)	(5.9)%
Net gain on disposition of real estate											(289.5)	(0.4)	(289.1)	72,275.0%
Net gain on sale of undepreciated real estate											(0.2)	(2.0)	1.8	(90.0)%
Operating income (loss)	$119.2	$112.4	$6.8	6.0%	$4.0	$3.0	$(1.6)	$(2.2)	$(10.8)	$(0.8)	$400.5	$114.8	$285.7	248.9%
Number of properties	74	74			4		4				82
Square feet	12.8	12.8			0.6		0.4				13.9
Core Occupancy % (b)	91.7%	92.4%			95.4%
Other Income (Expense):
Interest income											1.9	2.3	(0.4)	(17.4)%
Interest expense											(73.9)	(81.5)	7.6	(9.3)%
Interest expense — Deferred financing costs											(2.9)	(2.8)	(0.1)	3.6%
Equity in loss of Real Estate Ventures											(18.6)	(9.9)	(8.7)	87.9%
Net gain on real estate venture transactions											0.1	11.6	(11.5)	(99.1)%
Income tax benefit											0.2	—	0.2	—%
Net income											$307.3	$34.5	$272.8	790.7%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$1.77	$0.19	$1.58	831.6%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/ (Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio decreased by $41.2 million from 2019 to 2020. The decrease in rents is primarily driven by the following:
•$34.7 million decrease related to the 2019 and 2020 Dispositions;
•$4.5 million decrease related to the October 2019 early termination of a large tenant at 1676 International Drive in the Metropolitan Washington D.C. segment;
•$3.5 million decrease related to reduced parking income due to the COVID-19 pandemic; and
•$1.4 million decrease related to properties placed into redevelopment.
The remaining change was primarily attributable to a $2.9 million increase in rents, which was driven by increases in occupancy at certain properties in the Philadelphia suburbs and Philadelphia CBD segments as well increases related to the Recently Completed/Acquired Properties for 2020 compared to 2019.
Third party management fees, labor reimbursement, and leasing income decreased $1.0 million from 2019 to 2020, primarily due to a decrease in construction management fees for a third party building that was completed in the first quarter of 2020.

Other income at our Total Portfolio decreased by $3.3 million from 2019 to 2020, which was primarily related to a decrease in income from the restaurant component of FMC Tower, as well as decreases in various fees from third parties due to the COVID-19 pandemic and associated store and building closures.
Property Operating Expenses
Property operating expenses decreased $22.2 million from 2019 to 2020 primarily driven by the following:
•$11.3 million decrease related to 2019 and 2020 Dispositions;
•$5.7 million decrease across our Same Store Property Portfolio, most significantly driven by the termination of a large tenant (and resulting vacancy) at 1676 International Drive in our Metropolitan Washington, D.C. segment and decreased use of properties by tenants during the COVID-19 pandemic; and,
•$3.0 million decrease at the hotel and restaurant components of FMC Tower due to the COVID-19 pandemic

The remaining $2.2 million decrease is related to miscellaneous decreases across our portfolio, including a decrease in payroll and salary expense related to operating the properties.

Depreciation and Amortization
Depreciation and amortization expense decreased by $21.7 million from 2019 to 2020 primarily driven by the following:
•$12.4 million decrease related to the 2019 and 2020 Dispositions;
•$7.7 million decrease related to our Same Store Property Portfolio, largely due to the completion of amortization of acquired in-place lease intangibles and the write-off of lease intangibles in connection with an early lease termination at 1676 International Drive in our Metropolitan Washington, D.C. segment in 2019; and
•$1.5 million decrease related to our Development/Redevelopment Properties primarily related to a property placed into redevelopment in our Philadelphia CBD segment.
General and Administrative Expenses
General and administrative expenses across our Total Portfolio decreased by $1.9 million from 2019 to 2020, primarily related to a $0.8 million decrease in payroll, bonus, stock compensation expense, and related benefits, $0.4 million decrease in travel and entertainment/meals, and $0.4 million decrease in professional fees.
Net Gain on Disposition of Real Estate
The $289.5 million gain on disposition of real estate for 2020 primarily resulted from the following sales transactions:
•$271.9 million related to the sale of a 30% preferred equity interest in One Commerce Square and Two Commerce Square, which resulted in deconsolidation of the properties and recognition of our investment in the properties at fair value;
•$15.2 million related to the sale of a 60% equity interest in a portfolio of twelve suburban office properties located in suburban Pennsylvania and Maryland, containing an aggregate of 1.1 million square feet ("Mid-Atlantic Office Portfolio"), which resulted in deconsolidation of the properties and recognition of our investment in the properties at fair value; and
•$2.3 million related to the disposition of 52 East Swedesford Road, an office property in our Pennsylvania Suburbs segment.
The $0.4 million gain on disposition of real estate for 2019 relates to the disposition of the office property at 1900 Gallows Road in Vienna, Virginia.
Net Gain on Sale of Undepreciated Real Estate
The gain of $0.2 million recognized during 2020 primarily resulted from the sale of a land parcel in Horsham, Pennsylvania.
The gain of $2.0 million recognized during 2019 relates to the sale of 9 Presidential Boulevard and from additional consideration received during 2019 related to the Libertyview disposition, which occurred in 2015.

Interest Expense
Interest expense decreased $7.6 million from 2019 to 2020 primarily driven by the following:
•$4.2 million decrease due to deconsolidation of One Commerce Square and Two Commerce Square and the associated mortgage loans on July 21, 2020;
•$2.0 million reduction to prior period accretions of interest expense on account of a contingent payment to an unaffiliated third party, a portion of which contingent payment ceased to be probable in the third quarter due to the purchase of the Two Logan Square first mortgage;
•$1.5 million decrease due to an increase in capitalized interest for 2020 compared to 2019.
•$0.3 million additional decrease in interest expense due to the acquisition of the first mortgage on Two Logan Square; and
•$4.5 million decrease primarily related to decreased borrowings on the line of credit and lower interest rates during 2020 compared to 2019.

These decreases were offset by a $4.9 million increase in interest expense related to our issuance of an additional $100.0 million in aggregate principal amount of each of our outstanding 4.100% Guaranteed Notes due 2024 and 4.550% Guaranteed Notes due 2029 during the fourth quarter of 2019.

Equity in Loss of Real Estate Ventures
Equity in loss of Real Estate Ventures increased $8.7 million from 2019 to 2020 is primarily related to:
•$9.2 million increase associated with our Commerce Square Venture formed on July 21, 2020;
•$1.8 million increase related to depreciation and interest expense being recorded at our 4040 Wilson Venture due to portions of the project being placed into service during 2020 as leases commenced;
•$0.5 million increase related to our MAP Venture due to lower revenues from lower occupancy rate during 2020 than 2019; and
•$0.3 million increase related to reduced parking income at our 1919 Market Street Venture due to the COVID-19 pandemic.

These increases were offset by a decrease in Equity in Loss of Real Estate Ventures of $2.8 million at our Allstate Venture related to a held for use impairment recorded during 2019, compared to no impairments in 2020.

Net Gain on Real Estate Venture Transactions
The $11.6 million net gain on Real Estate Venture transactions during 2019 primarily relates to the following:
•$8.0 million related to the disposition of the PJP II, PJP VI and PJP VII Ventures;
•$2.2 million related to the transfer of 3130 Fairview to the mortgage lender in full satisfaction of the outstanding mortgage loan by the BDN AI Venture; and
•$1.3 million related to proceeds received from the third-party owner of an adjacent property for the right to construct an “above-grade connection” with the building owned by the 51 N Street venture.
Net Income
Net income increased by $272.8 million from 2019 to 2020 as a result of the factors described above.
Net Income per Common Share – fully diluted
Net income per share was $1.77 during 2020 as compared to net income per share of $0.19 during 2019 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity funding needs for the next twelve months are as follows:
•normal recurring expenses;
•capital expenditures, including capital and tenant improvements and leasing costs;
•debt service and principal repayment obligations;
•current development and redevelopment costs;
•commitments to unconsolidated real estate ventures;
•distributions to shareholders to maintain our REIT status;
•possible acquisitions of properties, either directly or indirectly through the acquisition of equity interest therein; and
•possible common share repurchases.
We expect to satisfy these needs using one or more of the following:
•cash flows from operations;
•distributions of cash from our unconsolidated real estate ventures;
•cash and cash equivalent balances;
•availability under our unsecured Credit Facility;
•secured construction loans and long-term unsecured indebtedness;
•sales of real estate or contributions of interests in real estate to joint ventures; and
•issuances of Parent Company equity securities and/or units of the Operating Partnership.

As of December 31, 2020, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2021 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of December 31, 2020, we were in compliance with all of our debt covenants and requirement obligations.
In addition, we are continuing to monitor the ongoing COVID-19 pandemic and the related economic impacts, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain as this continues to evolve globally. However, if the outbreak continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations. We collected 98.3% of total cash-based rent due from tenants during the fourth quarter of 2020. In addition, approximately 97.9% of January 2021 total cash-based rent has been received from our tenants to date, which reflects a 98.7% collection rate from our office tenants.

We have granted rent relief requests primarily to our co-working and retail tenants. The relief requests have substantially all been in the form of rent deferral for varying lengths of time, but were/are primarily being repaid in 2020 and 2021. For those tenants we believe require rent relief, we have granted deferrals and, in some instances, rent abatements while receiving extended lease terms through favorable lease extensions. To date, we have provided $4.1 million of rent relief to 62 tenants approximating 0.8 million square feet. The deferrals represent approximately 0.8% of annualized revenue. We continue to assess the merits of rent deferral requests and can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
See Note 2, ''Summary of Significant Accounting Policies," to our Consolidated Financial Statements for further information related to our accounting policies for rent concessions. Pursuant to our accounting elections, rental revenue continued to be recognized for tenants subject to deferral agreements, as long as such agreements did not result in a substantial increase in our rights as the lessor. As a result, rent deferrals did not have a material impact on revenues for the year ended December 31, 2020.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured obligations, which, as of December 31, 2020, amounted to $1,828.6 million. The Company did not have any secured debt obligations as of December 31, 2020.
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
See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related our former continuous offering program that we have generally maintained as well as information related to our share repurchase program during the year ended December 31, 2020. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During 2020, we sold 14.0 acres of land as well as one office property for net cash proceeds of $3.5 and $17.5 million, respectively. In addition, we sold a 30% preferred equity interest in One Commerce Square and Two Commerce Square for net cash proceeds of $100.8 million and a 60% equity interest in the Mid-Atlantic Office Portfolio for net cash proceeds of $155.8 million.

As of December 31, 2020, we had $46.3 million of cash and cash equivalents and $598.4 million of available borrowings under our Credit Facility, net of $1.6 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2021 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.
As of December 31, 2020 and 2019, we maintained cash and cash equivalents and restricted cash of $47.1 million and $91.2 million, respectively. The following are the changes in cash flow from our activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
Activity	2020	2019	(Decrease) Increase
Operating	$225,806	$234,230	$(8,424)
Investing	18,290	(130,659)	148,949
Financing	(288,189)	(35,612)	(252,577)
Net cash flows	$(44,093)	$67,959	$(112,052)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provide us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2020, when compared to the year ended December 31, 2019, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(39,769)
Capital expenditures and capitalized interest	38,046
Leasing costs/acquisition deposits	4,795
Joint venture investments	(10,196)
Distributions from joint ventures	(26,905)
Proceeds from the sale of properties	236,319
Debt and preferred equity and other investments	(53,341)
Increase in net cash provided by investing activities	$148,949

We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2020, when compared to the year ended December 31, 2019, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(246,873)
Repayments of debt obligations	35,602
Proceeds from the exercise of stock options	(3,724)
Repurchase and retirement of common shares	(42,718)
Other financing activities	2,146
Dividends and distributions paid	2,990
Increase in net cash used in financing activities	$(252,577)
Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,775,774	$2,091,211
Variable rate - unhedged	52,836	52,836
Total	$1,828,610	$2,144,047
Percent of Total Debt:
Fixed rate	97.1%	97.5%
Variable rate - unhedged	2.9%	2.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.9%
Variable rate - unhedged	1.5%	3.2%
Total	3.8%	3.8%
Weighted-average maturity in years:
Fixed rate	5.2	5.6
Variable rate - unhedged	14.6	15.6
Total	5.4	5.9
(a)Consists of unpaid principal and does not include premium/discount or deferred financing costs.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2020 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2021	$—	—%
2022	250,000	2.87%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	—	—%
2027	450,000	4.03%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
Thereafter	78,610	2.08%
Totals	$1,828,610	3.76%
For information related to our debt obligations and their covenants see Note 9, ''Debt Obligations,” to our Consolidated Financial Statements.
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including (i) a leverage ratio not to exceed 60%, (ii) a secured debt leverage ratio not to exceed 40%, (iii) a debt service coverage ratio of greater than 1.5 to 1.0 and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2020 and 2019.
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2020, the Parent Company paid dividends in excess of the 90% criterion. See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter, information related to our former continuous offering program, and information related to our share repurchase program during the year ended December 31, 2020.
Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 20, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2020, had $7.7 million of future contractual obligations. We are also committed to make additional contributions under the program. We estimate that, as of December 31, 2020, these additional contributions, which are not fixed under the terms of agreement, will be $2.6 million. See Note 20, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further information.

In connection with the formation of the Commerce Square Venture, we committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with our joint venture partner.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the we refer to as the “TRC acquisition”), we acquired our interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a VIE and we, through our ownership of the second and third mortgages, are the primary beneficiary. On October 21, 2020, we also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, we have agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If we were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, we may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, we will be required to pay these certain former owners an amount estimated at approximately $0.9 million to redeem their residual interest in the fee owner of this property. The $0.9 million payment is included within "Other liabilities" on the consolidated balance sheets.
Similarly, as part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, we agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent. The Commerce Square Venture Transaction did not violate such covenant.
As part of our acquisition of properties, from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties the right to guarantee the Company’s indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company would be required to provide the prior owner an opportunity to guaranty qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms favorable to the Company. As part of our 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021, in the amounts of not less than $125.0 million on One Commerce Square and $100.0 million on Two Commerce Square. Similarly, the Company agreed with other contributors of assets that obligate it to maintain debt available for them to guaranty.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2020, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with no amounts borrowed and an unsecured term loan with an outstanding principal balance of $250.0 million, all of which have been swapped to fixed rates, except for two trust preferred securities with an outstanding principal balance of $52.8 million and the Credit Facility. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2020, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,607.3 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $16.1 million at December 31, 2020.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million as of both December 31, 2020 and December 31, 2019. The total fair value of our variable rate debt was approximately $308.8 million and $309.9 million at December 31, 2020 and December 31, 2019, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.5 million on December 31, 2020. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $12.6 million.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$306,896	$34,064
Add (deduct):
Amount allocated to unvested restricted unitholders	410	396
Net gain on real estate venture transactions	(75)	(10,363)
Net gain on disposition of real estate	(289,461)	(356)
Company's share of impairment of an unconsolidated real estate venture	—	2,832
Depreciation and amortization:
Real property	143,877	149,600
Leasing costs including acquired intangibles	42,390	58,493
Company’s share of unconsolidated real estate ventures	37,291	19,657
Partners’ share of consolidated real estate ventures	(129)	(226)
Funds from operations	$241,199	$254,097
Funds from operations allocable to unvested restricted shareholders	(705)	(750)
Funds from operations available to common share and unit holders (FFO)	$240,494	$253,347
Weighted-average shares/units outstanding — basic (a)	172,907,713	177,114,932
Weighted-average shares/units outstanding — fully diluted (a)	173,298,710	177,668,804
(a)Includes common shares and partnership units outstanding through the year ended December 31, 2020 and December 31, 2019, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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

Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2021 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2021 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2021 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2021 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2021 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.)	F-4

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-7

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-8

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	F-9

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2020, 2019 and 2018	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-11

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-13

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-14

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018	F-15

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2020, 2019 and 2018	F-16

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-17

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-19

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2020, 2019 and 2018	F-62

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2019 with reconciliations for the years ended December 31, 2020, 2019 and 2018
F-63
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
4.7
Description of Brandywine Realty Trust's Securities (previously filed as an exhibit to Brandywine Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference)

10.1
Amended and Restated Revolving Credit Agreement dated as of July 17, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on July 20, 2018 and incorporated herein by reference)

10.2
Amended and Restated Term Loan C Agreement dated as of December 13, 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference)

10.3
Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.4
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.5
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.6
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.7
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.8
Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

10.9	Brandywine Realty Trust Second Amended and Restated Executive Deferred Compensation Plan (as Amended and Restated, Effective January 1, 2021)** (filed herewith)
10.10	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)
10.11
Form of Amended and Restated Change of Control Agreement with Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.12
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.13
Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.14
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

10.15	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)
10.16	Form of Three-Year Restricted Common Share Rights Award.** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
10.17	Schedule of Non-Employee Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)
10.18	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 25, 2019 and incorporated herein by reference)
10.19	2019-2021 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 25, 2019 and incorporated herein by reference)
10.2
Form of Three-Year Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 25, 2019 and incorporated herein by reference)

10.21	Form of Two-Year Restricted Common Share Rights Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 25, 2019 and incorporated herein by reference)
10.22	Form of Performance Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)
10.23	2020-2022 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)
10.24
Form of Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 11, 2020 and incorporated herein by reference)

14.1
Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

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

99.1	Material Federal Income Tax Considerations (filed herewith)
101.1	The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

**	Management contract or compensatory plan or arrangement
(d)Financial Statement Schedule: See Item 15 (a) and (b) above

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANDYWINE REALTY TRUST

By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney
President and Chief Executive Officer
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 24, 2021
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2021
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Daniel Palazzo

/s/ Wyche Fowler	Trustee	February 24, 2021
Wyche Fowler

/s/ James C. Diggs	Trustee	February 24, 2021
James C. Diggs

/s/ Charles P. Pizzi	Trustee	February 24, 2021
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 24, 2021
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 24, 2021
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
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 24, 2021
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2021
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Daniel Palazzo

/s/ Wyche Fowler	Trustee	February 24, 2021
Wyche Fowler

/s/ James Diggs	Trustee	February 24, 2021
James Diggs

/s/ Charles P. Pizzi	Trustee	February 24, 2021
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 24, 2021
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 24, 2021
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of beneficiaries' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Company’s gross carrying value of operating real estate investments was $3,474 million and its investments in unconsolidated real estate ventures was $401 million as of December 31, 2020. During 2020, the Company did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.
The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates, capitalization rates, and recent sales data for comparable real estate investments, and (ii) any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates, capitalization rates, and recent sales data for comparable real estate investments, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2021
We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of partners' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Partnership’s gross carrying value of operating real estate investments was $3,474 million and its investments in unconsolidated real estate ventures was $401 million as of December 31, 2020. During 2020, the Partnership did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Partnership’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.
The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates, capitalization rates, and recent sales data for comparable real estate investments, and (ii) any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates, capitalization rates, and recent sales data for comparable real estate investments, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2021

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$3,474,109	$4,006,459
Accumulated depreciation	(896,561)	(973,318)
Right of use asset - operating leases, net	20,977	21,656
Operating real estate investments, net	2,598,525	3,054,797
Construction-in-progress	210,311	180,718
Land held for development	117,984	96,124
Prepaid leasehold interests in land held for development, net	39,185	39,592
Total real estate investments, net	2,966,005	3,371,231
Assets held for sale, net	7,349	7,349
Cash and cash equivalents	46,344	90,499
Accounts receivable, net of allowance of $0 and $284 as of December 31, 2020 and December 31, 2019, respectively	13,536	16,363
Accrued rent receivable, net of allowance of $5,086 and $7,691 as of December 31, 2020 and December 31, 2019, respectively	155,372	174,144
Investment in Real Estate Ventures, equity method	401,327	120,294
Deferred costs, net	84,856	95,560
Intangible assets, net	48,570	84,851
Other assets	176,747	115,678
Total assets	$3,900,106	$4,075,969
LIABILITIES AND BENEFICIARIES' EQUITY
Mortgage notes payable, net	$—	$313,812
Unsecured term loan, net	249,084	248,561
Unsecured senior notes, net	1,581,511	1,582,045
Accounts payable and accrued expenses	121,982	113,347
Distributions payable	32,706	33,815
Deferred income, gains and rent	21,396	35,284
Intangible liabilities, net	18,448	22,263
Lease Liability - operating leases	22,758	22,554
Other liabilities	47,573	15,985
Total liabilities	$2,095,458	$2,387,666
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 170,572,964 and 176,480,095 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,707	1,766
Additional paid-in-capital	3,138,152	3,192,158
Deferred compensation payable in common shares	17,516	16,216
Common shares in grantor trust, 1,160,494 and 1,105,542 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	(17,516)	(16,216)
Cumulative earnings	1,110,083	804,556
Accumulated other comprehensive loss	(7,561)	(2,370)
Cumulative distributions	(2,448,238)	(2,318,233)
Total Brandywine Realty Trust's equity	1,794,143	1,677,877
Noncontrolling interests	10,505	10,426
Total beneficiaries' equity	$1,804,648	$1,688,303
Total liabilities and beneficiaries' equity	$3,900,106	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2020	2019	2018
Revenue
Rents	$513,504	$554,665	$515,044
Third party management fees, labor reimbursement and leasing	18,580	19,626	22,557
Other	2,768	6,126	6,744
Total revenue	534,852	580,417	544,345
Operating expenses
Property operating expenses	132,172	154,361	154,848
Real estate taxes	63,032	62,237	51,341
Third party management expenses	10,252	9,248	11,910
Depreciation and amortization	188,283	210,005	176,000
General and administrative expenses	30,288	32,156	27,802
Provision for impairment	—	—	71,707
Total operating expenses	424,027	468,007	493,608
Gain on sale of real estate
Net gain on disposition of real estate	289,461	356	2,932
Net gain on sale of undepreciated real estate	201	2,020	3,040
Total gain on sale of real estate	289,662	2,376	5,972
Operating income	400,487	114,786	56,709
Other income (expense):
Interest income	1,939	2,318	4,703
Interest expense	(73,911)	(81,512)	(78,199)
Interest expense - amortization of deferred financing costs	(2,904)	(2,768)	(2,498)
Equity in loss of Real Estate Ventures	(18,584)	(9,922)	(15,231)
Net gain on real estate venture transactions	75	11,639	142,233
Gain on promoted interest in unconsolidated real estate venture	—	—	28,283
Loss on early extinguishment of debt	—	—	(105)
Net income before income taxes	307,102	34,541	135,895
Income tax (provision) benefit	224	(12)	(423)
Net income	307,326	34,529	135,472
Net income attributable to noncontrolling interests	(1,799)	(262)	(954)
Net income attributable to Brandywine Realty Trust	305,527	34,267	134,518
Nonforfeitable dividends allocated to unvested restricted shareholders	(410)	(396)	(369)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$305,117	$33,871	$134,149
Basic income per Common Share	$1.77	$0.19	$0.75
Diluted income per Common Share	$1.77	$0.19	$0.75
Basic weighted average shares outstanding	171,926,079	176,132,941	178,519,748
Diluted weighted average shares outstanding	172,317,076	176,686,813	179,641,492
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$307,326	$34,529	$135,472
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(5,972)	(8,210)	1,478
Amortization of interest rate contracts (1)	752	770	1,191
Total comprehensive income (loss)	(5,220)	(7,440)	2,669
Comprehensive income	302,106	27,089	138,141
Comprehensive income attributable to noncontrolling interest	(1,770)	(221)	(993)
Comprehensive income attributable to Brandywine Realty Trust	$300,336	$26,868	$137,148
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2020, 2019 and 2018
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2017	178,285,236	894,736	$1,784	$3,218,077	$12,445	$(12,445)	$641,093	$2,399	$(2,053,741)	$17,258	$1,826,870
Net income							134,518			954	135,472
Other comprehensive income								2,630		39	2,669
Issuance of Common Shares of Beneficial Interest	23,311			416							416
Repurchase and retirement of Common Shares of Beneficial Interest	(1,729,278)		(17)	(21,841)							(21,858)
Issuance of partnership interest in consolidated real estate ventures										16	16
Distributions from consolidated real estate ventures										(94)	(94)
Redemption of LP Units										(7,043)	(7,043)
Share-based compensation activity	196,151		2	5,829			14				5,845
Share Issuance from/(to) Deferred Compensation Plan	99,189	82,384	1	(112)	1,576	(1,576)					(111)
Share Choice Plan issuance	(1,285)										—
Reallocation of Noncontrolling interest				(2,057)						2,057	—
Distributions declared ($0.73 per share)									(130,168)	(986)	(131,154)
BALANCE, December 31, 2018	176,873,324	977,120	$1,770	$3,200,312	$14,021	$(14,021)	$775,625	$5,029	$(2,183,909)	$12,201	$1,811,028
Cumulative effect of accounting change							(5,336)				(5,336)
Net income							34,267			262	34,529
Other comprehensive loss								(7,399)		(41)	(7,440)
Repurchase and retirement of Common Shares of Beneficial Interest	(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures										27	27
Purchase of partnership interest in consolidated real estate venture				(983)						(1,197)	(2,180)
Redemption of LP Units	1,245			16						(16)	—
Share-based compensation activity	845,210	41,342	9	10,018							10,027
Share Issuance from/(to) Deferred Compensation Plan	97,485	87,080			2,195	(2,195)					—
Reallocation of Noncontrolling interest				63						(63)	—
Distributions declared ($0.76 per share)									(134,324)	(747)	(135,071)
BALANCE, December 31, 2019	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							305,527			1,799	307,326
Other comprehensive loss								(5,191)		(29)	(5,220)
Repurchase and retirement of Common Shares of Beneficial Interest	(6,248,483)		(62)	(59,937)							(59,999)
Sale of partnership interest in consolidated real estate venture										(1,017)	(1,017)
Distributions from consolidated real estate ventures										(22)	(22)
Share-based compensation activity	309,096	50,967	3	6,233							6,236
Share Issuance from/(to) Deferred Compensation Plan	32,256	3,985		(206)	1,300	(1,300)					(206)
Reallocation of Noncontrolling interest				(96)						96	—
Distributions declared ($0.76 per share)									(130,005)	(748)	(130,753)
BALANCE, December 31, 2020	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$307,326	$34,529	$135,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188,283	210,005	176,000
Amortization of deferred financing costs	2,904	2,768	2,498
Amortization of debt discount/(premium), net	(568)	189	702
Amortization of stock compensation costs	6,627	6,876	5,716
Straight-line rent income	(14,743)	(11,369)	(12,283)
Amortization of acquired above (below) market leases, net	(4,867)	(8,857)	(3,344)
Ground rent expense	1,455	1,470	431
Provision for doubtful accounts	1,049	(1,345)	1,775
Net gain on real estate venture transactions	(75)	(11,639)	(142,233)
Gain on promoted interest in unconsolidated real estate venture	—	—	(28,283)
Net gain on sale of interests in real estate	(289,662)	(2,376)	(5,972)
Loss on early extinguishment of debt	—	—	105
Provision for impairment	—	—	71,707
Other than temporary impairment	—	—	4,076
Loss from Real Estate Ventures, net of distributions	18,584	10,242	12,871
Income tax provision (benefit)	(224)	12	423
Changes in assets and liabilities:
Accounts receivable	(2,031)	(248)	3,524
Other assets	(5,034)	9,368	(14,334)
Accounts payable and accrued expenses	14,374	(5,599)	12,579
Deferred income, gains and rent	(12,149)	9,319	3,017
Other liabilities	14,557	(9,115)	2,902
Net cash provided by operating activities	225,806	234,230	227,349
Cash flows from investing activities:
Acquisition of properties	(41,950)	—	(196,625)
Acquisition of partners interest in consolidated real estate venture	—	(2,181)	—
Proceeds from the sale of properties	278,114	41,795	324,090
Proceeds from real estate venture sales	—	9,730	60,346
Issuance of note receivable	(50,000)	—	—
Issuance of mortgage note receivable	—	—	(175,172)
Proceeds from repayment of mortgage notes receivable	—	3,341	192
Proceeds from repayment of a capital lease	—	—	181
Capital expenditures for tenant improvements	(73,166)	(67,258)	(65,264)
Capital expenditures for redevelopments	(21,664)	(53,846)	(48,231)
Capital expenditures for developments	(65,420)	(77,192)	(99,104)
Advances for the purchase of tenant assets, net of repayments	1,488	(1,035)	410
Investment in unconsolidated Real Estate Ventures	(719)	(253)	(908)
Deposits for real estate	—	(4,181)	(8,234)
Escrowed cash	—	—	5,694
Capital distributions from Real Estate Ventures	9,001	35,906	6,526
Leasing costs paid	(17,394)	(15,485)	(18,407)
Net cash provided by (used in) investing activities	18,290	(130,659)	(214,506)
Cash flows from financing activities:
Repayments of mortgage notes payable	(94,993)	(7,595)	(122,180)
Proceeds from credit facility borrowings	318,000	348,500	455,500
Repayments of credit facility borrowings	(318,000)	(441,000)	(363,000)
Proceeds from unsecured notes	—	216,373	—
Debt financing costs paid	—	(1,965)	(3,430)
Proceeds from the exercise of stock options	47	3,771	—
Proceeds from the issuance of common shares	—	—	416
Shares used for employee taxes upon vesting of share awards	(1,346)	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	—	27	16
Partner distributions from consolidated real estate venture	—	—	(94)
Repurchase and retirement of common shares	(60,000)	(17,282)	(21,841)
Redemption of limited partnership units	—	—	(7,043)
Distributions paid to shareholders	(131,150)	(134,140)	(128,859)
Distributions to noncontrolling interest	(747)	(747)	(1,065)
Net cash used in financing activities	(288,189)	(35,612)	(193,074)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(44,093)	67,959	(180,231)

Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211	203,442
Cash and cash equivalents and restricted cash at end of period	$47,077	$91,170	$23,211

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842	$202,179
Restricted cash, beginning of period	671	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211	$203,442

Cash and cash equivalents, end of period	$46,344	$90,499	$22,842
Restricted cash, end of period	733	671	369
Cash and cash equivalents and restricted cash, end of period	$47,077	$91,170	$23,211

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2020, 2019 and 2018 of $4,650, $2,246 and $3,586 respectively	$79,498	$66,508	$76,858
Cash paid for income taxes	688	1,385	405
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,706	33,815	33,632
Change in construction-in-progress related to non-cash disposition of land	—	—	27,231
Change in deferred income, gains and rent to the non-cash disposition of land	—	—	(29,780)
Change in investment in real estate ventures as a result of dispositions	—	1,806	14,169
Change in Notes receivable as a result of a noncash acquisition of an operating property	—	—	130,742
Change in real estate ventures as a result of other than temporary impairment	—	—	(4,076)
Change in operating real estate related to a non-cash acquisition of an operating property	—	—	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	—	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	—	182
Change in investments in joint venture related to non-cash acquisition of property	—	—	(16,832)
Change in mortgage notes payable related to acquisition of an operating property	—	—	9,940
Change in operating real estate from deconsolidation of operating properties	427,710	—	—
Change in investment in real estate ventures from deconsolidation of operating properties	(296,262)	—	—
Change in mortgage notes payable from deconsolidation of operating properties	(220,271)	—	—
Change in capital expenditures financed through accounts payable at period end	(9,949)	(10,618)	8,784
Change in other assets as a result of deconsolidation of operating properties	1,471	—	—
Change in capital expenditures financed through retention payable at period end	284	(946)	(2,912)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2020	December 31, 2019
ASSETS
Real estate investments:
Operating properties	$3,474,109	$4,006,459
Accumulated depreciation	(896,561)	(973,318)
Right of use asset - operating leases, net	20,977	21,656
Operating real estate investments, net	2,598,525	3,054,797
Construction-in-progress	210,311	180,718
Land held for development	117,984	96,124
Prepaid leasehold interests in land held for development, net	39,185	39,592
Total real estate investments, net	2,966,005	3,371,231
Assets held for sale, net	7,349	7,349
Cash and cash equivalents	46,344	90,499
Accounts receivable, net of allowance of $0 and $284 as of December 31, 2020 and December 31, 2019, respectively	13,536	16,363
Accrued rent receivable, net of allowance of $5,086 and $7,691 as of December 31, 2020 and December 31, 2019, respectively	155,372	174,144
Investment in Real Estate Ventures, equity method	401,327	120,294
Deferred costs, net	84,856	95,560
Intangible assets, net	48,570	84,851
Other assets	176,747	115,678
Total assets	$3,900,106	$4,075,969
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$—	$313,812
Unsecured term loan, net	249,084	248,561
Unsecured senior notes, net	1,581,511	1,582,045
Accounts payable and accrued expenses	121,982	113,347
Distributions payable	32,706	33,815
Deferred income, gains and rent	21,396	35,284
Intangible liabilities, net	18,448	22,263
Lease liability - operating leases	22,758	22,554
Other liabilities	47,573	15,985
Total liabilities	$2,095,458	$2,387,666
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 981,634 issued and outstanding as of December 31, 2020 and December 31, 2019	11,566	15,388
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 170,572,964 and 176,480,095 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,800,945	1,674,539
Accumulated other comprehensive loss	(7,935)	(2,715)
Total Brandywine Operating Partnership, L.P.'s equity	1,793,010	1,671,824
Noncontrolling interest - consolidated real estate ventures	72	1,091
Total partners' equity	$1,793,082	$1,672,915
Total liabilities and partners' equity	$3,900,106	$4,075,969
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2020	2019	2018
Revenue
Rents	$513,504	$554,665	$515,044
Third party management fees, labor reimbursement and leasing	18,580	19,626	22,557
Other	2,768	6,126	6,744
Total revenue	534,852	580,417	544,345
Operating expenses
Property operating expenses	132,172	154,361	154,848
Real estate taxes	63,032	62,237	51,341
Third party management expenses	10,252	9,248	11,910
Depreciation and amortization	188,283	210,005	176,000
General and administrative expenses	30,288	32,156	27,802
Provision for impairment	—	—	71,707
Total operating expenses	424,027	468,007	493,608
Gain on sale of real estate
Net gain on disposition of real estate	289,461	356	2,932
Net gain on sale of undepreciated real estate	201	2,020	3,040
Total gain on sale of real estate	289,662	2,376	5,972
Operating income	400,487	114,786	56,709
Other income (expense):
Interest income	1,939	2,318	4,703
Interest expense	(73,911)	(81,512)	(78,199)
Interest expense - amortization of deferred financing costs	(2,904)	(2,768)	(2,498)
Equity in loss of Real Estate Ventures	(18,584)	(9,922)	(15,231)
Net gain on real estate venture transactions	75	11,639	142,233
Gain on promoted interest in unconsolidated real estate venture	—	—	28,283
Loss on early extinguishment of debt	—	—	(105)
Net income before income taxes	307,102	34,541	135,895
Income tax (provision) benefit	224	(12)	(423)
Net income	307,326	34,529	135,472
Net income attributable to noncontrolling interests - consolidated real estate ventures	(20)	(69)	(55)
Net income attributable to Brandywine Operating Partnership	307,306	34,460	135,417
Nonforfeitable dividends allocated to unvested restricted unitholders	(410)	(396)	(369)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$306,896	$34,064	$135,048
Basic income per Common Partnership Unit	$1.77	$0.19	$0.75
Diluted income per Common Partnership Unit	$1.77	$0.19	$0.75
Basic weighted average common partnership units outstanding	172,907,713	177,114,932	179,959,370
Diluted weighted average common partnership units outstanding	173,298,710	177,668,804	181,081,114
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$307,326	$34,529	$135,472
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(5,972)	(8,210)	1,478
Amortization of interest rate contracts (1)	752	770	1,191
Total comprehensive income (loss)	(5,220)	(7,440)	2,669
Comprehensive income	302,106	27,089	138,141
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	(20)	(69)	(55)
Comprehensive income attributable to Brandywine Operating Partnership	$302,086	$27,020	$138,086
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2020, 2019 and 2018
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2017	178,285,236	$1,795,684	$2,056	$2,215	$1,799,955
Net income		135,417		55	135,472
Other comprehensive income			2,669		2,669
Deferred compensation obligation	99,189	(111)			(111)
Issuance of LP Units	23,311	416			416
Repurchase and retirement of LP units	(1,729,278)	(21,858)			(21,858)
Issuance of partnership interest in consolidated real estate venture				16	16
Distributions from consolidated real estate venture				(94)	(94)
Share Choice Plan issuance	(1,285)				—
Redemption value of limited partnership units		6,363			6,363
Share-based compensation activity	196,151	5,848			5,848
Distributions declared to general partnership unitholders ($0.73 per unit)		(130,168)			(130,168)
BALANCE, December 31, 2018	176,873,324	$1,791,591	$4,725	$2,192	$1,798,508
Cumulative effect of accounting change		(5,336)			(5,336)
Net income		34,460		69	34,529
Other comprehensive loss			(7,440)		(7,440)
Deferred compensation obligation	97,485				—
Conversion of LP Units to common shares	1,245	16			16
Repurchase and retirement of LP units	(1,337,169)	(17,297)			(17,297)
Issuance of partnership interest in consolidated real estate ventures				27	27
Share-based compensation activity	845,210	10,027			10,027
Purchase of partnership interest in consolidated real estate venture		(983)		(1,197)	(2,180)
Adjustment of redeemable partnership units to liquidation value at period end		(3,615)			(3,615)
Distributions declared to general partnership unitholders ($0.76 per unit)		(134,324)			(134,324)
BALANCE, December 31, 2019	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
Net income		307,306		20	307,326
Other comprehensive loss			(5,220)		(5,220)
Deferred compensation obligation	32,256	(206)			(206)
Repurchase and retirement of LP units	(6,248,483)	(59,999)			(59,999)
Distributions from consolidated real estate ventures				(22)	(22)
Share-based compensation activity	309,096	6,236			6,236
Sale of partnership interest to consolidated real estate venture				(1,017)	(1,017)
Adjustment of redeemable partnership units to liquidation value at period end		3,074			3,074
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,005)			(130,005)
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$307,326	$34,529	$135,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188,283	210,005	176,000
Amortization of deferred financing costs	2,904	2,768	2,498
Amortization of debt discount/(premium), net	(568)	189	702
Amortization of stock compensation costs	6,627	6,876	5,716
Straight-line rent income	(14,743)	(11,369)	(12,283)
Amortization of acquired above (below) market leases, net	(4,867)	(8,857)	(3,344)
Ground rent expense	1,455	1,470	431
Provision for doubtful accounts	1,049	(1,345)	1,775
Net gain on real estate venture transactions	(75)	(11,639)	(142,233)
Gain on promoted interest in unconsolidated real estate venture	—	—	(28,283)
Net gain on sale of interests in real estate	(289,662)	(2,376)	(5,972)
Loss on early extinguishment of debt	—	—	105
Provision for impairment	—	—	71,707
Other than temporary impairment	—	—	4,076
Loss from Real Estate Ventures, net of distributions	18,584	10,242	12,871
Income tax provision (benefit)	(224)	12	423
Changes in assets and liabilities:
Accounts receivable	(2,031)	(248)	3,524
Other assets	(5,034)	9,368	(14,334)
Accounts payable and accrued expenses	14,374	(5,599)	12,579
Deferred income, gains and rent	(12,149)	9,319	3,017
Other liabilities	14,557	(9,115)	2,902
Net cash provided by operating activities	225,806	234,230	227,349
Cash flows from investing activities:
Acquisition of properties	(41,950)	—	(196,625)
Acquisition of partners interest in consolidated real estate venture	—	(2,181)	—
Proceeds from the sale of properties	278,114	41,795	324,090
Proceeds from real estate venture sales	—	9,730	60,346
Issuance of note receivable	(50,000)	—	—
Issuance of mortgage note receivable	—	—	(175,172)
Proceeds from repayment of mortgage notes receivable	—	3,341	192
Proceeds from repayment of a capital lease	—	—	181
Capital expenditures for tenant improvements	(73,166)	(67,258)	(65,264)
Capital expenditures for redevelopments	(21,664)	(53,846)	(48,231)
Capital expenditures for developments	(65,420)	(77,192)	(99,104)
Advances for the purchase of tenant assets, net of repayments	1,488	(1,035)	410
Investment in unconsolidated Real Estate Ventures	(719)	(253)	(908)
Deposits for real estate	—	(4,181)	(8,234)
Escrowed cash	—	—	5,694
Capital distributions from Real Estate Ventures	9,001	35,906	6,526
Leasing costs paid	(17,394)	(15,485)	(18,407)
Net cash provided by (used in) investing activities	18,290	(130,659)	(214,506)
Cash flows from financing activities:
Repayments of mortgage notes payable	(94,993)	(7,595)	(122,180)
Proceeds from credit facility borrowings	318,000	348,500	455,500
Repayments of credit facility borrowings	(318,000)	(441,000)	(363,000)
Proceeds from unsecured notes	—	216,373	—
Debt financing costs paid	—	(1,965)	(3,430)
Proceeds from the exercise of stock options	47	3,771	—
Proceeds from the issuance of common units	—	—	416
Shares used for employee taxes upon vesting of share awards	(1,346)	(1,554)	(1,494)
Partner contributions to consolidated real estate venture	—	27	16
Partner distributions from consolidated real estate venture	—	—	(94)
Repurchase and retirement of common shares	(60,000)	(17,282)	(21,841)
Redemption of limited partnership units	—	—	(7,043)
Distributions paid to preferred and common partnership units	(131,897)	(134,887)	(129,924)
Net cash used in financing activities	(288,189)	(35,612)	(193,074)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(44,093)	67,959	(180,231)
Cash and cash equivalents and restricted cash at beginning of year	91,170	23,211	203,442

Cash and cash equivalents and restricted cash at end of period	$47,077	$91,170	$23,211

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,499	$22,842	$202,179
Restricted cash, beginning of period	671	369	1,263
Cash and cash equivalents and restricted cash, beginning of period	$91,170	$23,211	$203,442

Cash and cash equivalents, end of period	$46,344	$90,499	$22,842
Restricted cash, end of period	733	671	369
Cash and cash equivalents and restricted cash, end of period	$47,077	$91,170	$23,211

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2020, 2019 and 2018 of $4,650, $2,246 and $3,586 respectively	$79,498	$66,508	$76,858
Cash paid for income taxes	688	1,385	405
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,706	33,815	33,632
Change in construction-in-progress related to non-cash disposition of land	—	—	27,231
Change in deferred income, gains and rent to the non-cash disposition of land	—	—	(29,780)
Change in investment in real estate ventures as a result of dispositions	—	1,806	14,169
Change in Notes receivable as a result of a noncash acquisition of an operating property	—	—	130,742
Change in real estate ventures as a result of other than temporary impairment	—	—	(4,076)
Change in operating real estate related to a non-cash acquisition of an operating property	—	—	(20,653)
Change in intangible assets, net related to non-cash acquisition of an operating property	—	—	(3,144)
Change in acquired lease intangibles, net related to non-cash acquisition of an operating property	—	—	182
Change in investments in joint venture related to non-cash acquisition of property	—	—	(16,832)
Change in mortgage notes payable related to acquisition of an operating property	—	—	9,940
Change in operating real estate from deconsolidation of operating properties	427,710	—	—
Change in investment in real estate ventures from deconsolidation of operating properties	(296,262)	—	—
Change in mortgage notes payable from deconsolidation of operating properties	(220,271)	—	—
Change in capital expenditures financed through accounts payable at period end	(9,949)	(10,618)	8,784
Change in other assets as a result of deconsolidation of operating properties	1,471	—	—
Change in capital expenditures financed through retention payable at period end	284	(946)	(2,912)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2020, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company."
As of December 31, 2020, the Company owned 82 properties that contained an aggregate of approximately 13.9 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of December 31, 2020:

	Number of Properties	Rentable Square Feet
Office properties	73	12,470,257
Mixed-use properties	5	942,334
Core Properties	78	13,412,591
Development property	1	205,803
Redevelopment properties	3	234,070
The Properties	82	13,852,464
In addition to the Properties, as of December 31, 2020, the Company owned 228.5 acres of land held for development, of which 35.2 acres were held for sale. The Company also held leasehold interests in two land parcels totaling 1.8 acres, each acquired through prepaid 99-year ground leases, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2020, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 14.2 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of December 31, 2020, the Company also owned economic interests in nine unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through seven management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), and BDN GC Services LLC ("BGCS"). BRSCO, BMI and BPI are each a taxable REIT subsidiary. BBS, BBL, BPM, and BGCS are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2020, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2020, the Management Company subsidiaries were managing properties containing an aggregate of approximately 24.7 million net rentable square feet, of which approximately 13.9 million net rentable square feet related to Properties owned by the Company and approximately 10.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.

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
As of December 31, 2020 and 2019, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $49.2 million and $392.0 million, respectively, and total liabilities of $21.6 million and $255.6 million, respectively.
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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2020. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

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
Tenant receivables and accrued rent receivables are carried net of the allowances for doubtful accounts. The allowance for doubtful accounts is an estimate based on the Company's experience of the probability of future events confirming a loss and represents the estimated probable losses. For tenant receivables, the allowance is calculated by applying a range of loss percentages to receivable aging categories. For accrued rent receivables, the allowance is generally calculated by assigning risk factors by industry which are primarily based on the Company's historical collection and charge-off experience adjusted for current market conditions, which requires management's judgment.
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
Notes Receivable
The Company accounts for notes receivable on its balance sheet at amortized cost, net of allowance for loan losses. Interest income is recognized over the term of the notes receivable and is calculated based on the contractual terms of each note agreement. At inception and on a quarterly basis, the Company evaluates notes receivable for the current estimate of expected credit losses over the contractual term using a probability-of-default method and reports in net income (as a credit loss expense) the amount necessary to adjust the allowance for credit losses to reflect management's current estimate. Management considers performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor in its evaluation.

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
Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. As of December 31, 2020 and 2019, the Company does not have any leases classified as direct-financing or sales-type leases. The operating leases have various expiration dates.
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
The following is a summary of revenue earned by the Company’s reportable segments (see Note 19, ''Segment Information,” for further information) during the year ended December 31, 2020 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Metropolitan Washington, D.C.	Other	Corporate (a)	Total
Fixed rent	$166,286	$128,044	$63,366	$29,830	$8,064	$(2,412)	$393,178
Variable rent	51,410	12,951	35,123	3,544	2,401	(1,343)	104,086
Total lease revenue	217,696	140,995	98,489	33,374	10,465	(3,755)	497,264
Amortization of deferred market rents	1,146	(12)	3,531	—	203	—	4,868
Daily parking & hotel flexible stay	10,777	179	49	135	232	—	11,372
Total rents	229,619	141,162	102,069	33,509	10,900	(3,755)	513,504
Third party management fees, labor reimbursement and leasing	927	39	689	6,541	2,560	7,824	18,580
Other income	1,482	412	224	173	9	468	2,768
Total revenue	$232,028	$141,613	$102,982	$40,223	$13,469	$4,537	$534,852
The following is a summary of revenue earned by the Company’s reportable segments (see Note 19, ''Segment Information,” for further information) during the year ended December 31, 2019 (in thousands):

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
(a)Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.

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
The tax basis of the Parent Company’s assets was $2.9 billion and $3.2 billion for the years ended December 31, 2020 and December 31, 2019, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2020, 2019 or 2018.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2020 and December 31, 2019.
Operating Partnership
In general, the Operating Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Operating Partnership are required to include their respective share of the Operating Partnership’s profits or losses in their respective tax returns. The Operating Partnership’s tax returns and the amount of allocable partnership profits and losses are subject to examination by federal and state taxing authorities. For any year beginning on or after January 1, 2017, the Operating Partnership can be assessed with federal income tax in the course of an audit by the IRS. Under the new partnership audit rules included in the Bipartisan Budget Act of 2015, the Operating Partnership has the option to make a push-out election and allocate the partnership adjustments to all the former partners for the tax year under audit.
The tax basis of the Operating Partnership’s assets was $2.9 billion and $3.2 billion for the years ended December 31, 2020 and December 31, 2019, respectively.
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
Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted share rights and performance-based share units. The Company's share-based employee compensation plan is described more fully in Note 15, ''Share Based Compensation, 401(k) Plan and Deferred Compensation."
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
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•Level 2 inputs are inputs, other than quoted prices included in Level 1, which are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and
•Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little if any, related market activity or information.
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
Risks and Uncertainties - COVID-19
Currently, one of the most significant risks and uncertainties the Company faces is the potential adverse effect of the ongoing global COVID-19 pandemic, which has significantly slowed global economic activity, caused significant volatility in financial markets, and resulted in unprecedented job losses, causing many to fear an imminent global recession. The responses of many countries, including the U.S., have included mandatory quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, restrictions on travel and mandatory closures. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of real estate. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company's properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which the COVID-19 pandemic impacts the Company's results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, future action plans, and vaccination efforts. The COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact the Company's tenants’ ability to pay rent, the Company's ability to lease vacant space, and the Company's ability to complete development and redevelopment projects. These consequences, in turn, could materially impact the Company's results of operations.
Recent Accounting Pronouncements
In May 2020, the SEC adopted amendments to requirements for companies relating to significant acquisitions and dispositions of businesses as well as amendments to the significance tests in the ‘significant subsidiary’ definition. Additionally, significant modifications were made to the requirements related to the presentation of pro forma financial information. The amendments are effective on January 1, 2021, with voluntary compliance permitted in advance of the effective date. The Company has elected to early adopt the amendments as of September 30, 2020.
On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concession related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to account for lease concessions as though the enforceable rights and obligations for the concessions existed in the original lease. To date, the impact of lease concessions granted has not had a material effect on the Company's financial statements. The Company continues to evaluate the impact of lease concessions and the appropriate accounting for those concessions.
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
3. REAL ESTATE INVESTMENTS
As of December 31, 2020 and 2019, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2020	December 31, 2019
Land	$407,514	$489,702
Building and improvements	2,665,232	3,049,395
Tenant improvements	401,363	467,362
Total	$3,474,109	$4,006,459
Construction-in-Progress
Internal direct construction costs totaling $8.4 million in 2020, $7.4 million in 2019, and $7.0 million in 2018 and interest totaling $4.6 million in 2020, $3.2 million in 2019, and $3.6 million in 2018 were capitalized related to the development of certain properties and land holdings.
During the years ended December 31, 2020, 2019 and 2018, the Company’s internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2020	2019	2018
Development	$4,802	$3,047	$3,185
Redevelopment	543	775	968
Tenant Improvements	3,021	3,609	2,811
Total	$8,366	$7,431	$6,964

2020 Acquisitions
The following table summarizes the property acquisitions during the year ended December 31, 2020 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price (a)
145 King of Prussia Road	February 27, 2020	Radnor, PA	Land	7.75 acres	$11,250
1505-11 Race Street	November 5, 2020	Philadelphia, PA	Office	119,763	$9,700
250 King of Prussia Road (b)	November 30, 2020	Radnor, PA	Office	169,843	$20,250
(a)Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.
(b)This property was placed into redevelopment and is therefore included within Construction-in-progress on the consolidated balance sheets.

The Company accounted for the acquisition of 1501-11 Race Street as an asset acquisition and therefore capitalized $0.3 million of acquisition related costs. The Company utilized a number of sources in making estimates of fair value (including comparative sales transactions and market leasing assumptions) for purposes of allocating the purchase price to tangible and intangible assets acquired The acquisition values have been allocated as follows (in thousands):

1505-11 Race Street
Building, land and improvements	$9,723
Intangible assets acquired	2,422
Below market lease liabilities assumed	(2,193)
Total unencumbered acquisition value	9,952
Amortization period of intangible assets	1.5 years
Amortization period of below market liabilities assumed	1.5 years
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
(a)Represents a deferred gain recognized at settlement, which resulted in a reduction of the acquisition value.
(b)The outstanding principal balance on mortgage debt for Four Tower Bridge, assumed on January 5, 2018, was $9.7 million.
(c)On December 11, 2018, the Company assumed $115.5 million of mortgage debt which was repaid in full at settlement.
(d)Represents a note receivable due from the DRA Austin Venture that represents a purchase price reduction.
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

	December 31,
	2018	2017
Pro forma revenue	$602,713	$582,244
Pro forma net income	134,142	115,475
Pro forma net income available to common shareholders	134,142	115,475

Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Mid-Atlantic Office Portfolio (b) (g)	December 21, 2020	Various	Office	1,128,645	$192,943	$15,164
One and Two Commerce Square (c)	July 21, 2020	Philadelphia, PA	Office	1,896,142	$115,000	$271,905
Keith Valley	June 15, 2020	Horsham, PA	Land	14.0 Acres	$4,000	$201
52 East Swedesford Road	March 19, 2020	Malvern, PA	Office	131,077	$18,000	$2,336
1900 Gallows Rd	September 11, 2019	Vienna, VA	Office	210,632	$36,400	$(367)
9 Presidential Boulevard	March 15, 2019	Bala Cynwyd, PA	Land	2.7 Acres	$5,325	$751
Subaru National Training Center (d)	December 21, 2018	Camden, NJ	Mixed-use	83,000	$45,300	$2,570
Rockpoint Portfolio (e)	December 20, 2018	Herndon, VA	Office	1,293,197	$312,000	$397
20 East Clementon Road	June 21, 2018	Gibbsboro, NJ	Office	38,260	$2,000	$(35)
Garza Ranch - Office (f)	March 16, 2018	Austin, TX	Land	6.6 acres	$14,571	$1,515
Westpark Land	January 10, 2018	Durham, NC	Land	13.1 acres	$485	$22

(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)The Company sold a 60% equity interest in a portfolio of twelve suburban office properties containing an aggregate of 1.1 million square feet ("Mid-Atlantic Office Portfolio"), nine of which are located in the Pennsylvania suburbs and three of which are located in Maryland, to an unrelated third party for a gross sales price of $192.9 million. The transaction resulted in deconsolidation of the properties and formation of PA/MD NNN Office JV, LLC ("Mid-Atlantic Office JV"). The Company recorded its investment at fair value and recognized a gain of $15.2 million in "Net gain on disposition of real estate" on the Consolidated Statements of Operations. See Note 4, ''Investment in Unconsolidated Real Estate Ventures," for further information.
(c)The Company sold a 30% preferred equity interest in two office buildings located in Philadelphia, Pennsylvania, to an unrelated third party for $115.0 million (the "Commerce Square Venture Transaction"), which resulted in deconsolidation of the properties and formation of Brandywine Commerce I LP and Brandywine Commerce II LP (collectively, the "Commerce Square Venture"). The transaction valued the properties at $600.0 million. The Company recorded its investment at fair value and recognized a gain of $271.9 million in "Net gain on disposition of real estate" on the Consolidated Statements of Operations. See Note 4, ''Investment in Unconsolidated Real Estate Ventures," for further information.
(d)During the third quarter of 2018, the tenant, Subaru, exercised its purchase option for the Subaru National Training Center Development. The lease with Subaru was classified as a direct finance lease within "Other assets" on the consolidated balance sheets. In connection with the lease, the Company recognized $1.6 million in interest income during the twelve months ended December 31, 2018, in accordance with accounting guidance for direct finance leases under ASC 840.
(e)For information related to this transaction, see the “Herndon Innovation Center Metro Portfolio Venture, LLC” section in Note 4, “Investment in Unconsolidated Real Estate Ventures.”
(f)The Company had continuing involvement in this property through a completion guaranty, which required the Company, as developer, to complete certain infrastructure improvements on behalf of the buyers of the land parcel. The Company recorded the cash received at settlement as “Deferred income, gains and rent” on the consolidated balance sheet. The Company subsequently recognized the land sale and the $3.0 million gain on sale during the twelve months ended December 31, 2018 upon substantial completion of the infrastructure improvements and transfer of control to the buyer.
(g)The sales price includes $4.1 million of variable consideration held in escrow that will be released to the Company over a six to nine month holdback period if certain tenants remain in compliance with certain payment terms of their lease agreements. The Company estimated the amount of the variable consideration that it deemed probable of collection and included such amount in the transaction price. The Company will continue to evaluate the probability of collection and recognize any changes to the amount deemed probable as incremental gain on sale.
During the year ended December 31, 2019, the Company also recorded a $1.0 million gain related to contingent consideration received related to a land sale that closed in a prior period in the Other segment. The Company also received additional proceeds from a sale that closed in a prior year related to a property in the Metropolitan Washington, D.C. segment resulting in $0.7 million of additional gain on sale.
Held for Use Impairment
As of December 31, 2020 and 2019, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairments were identified during the twelve months ended December 31, 2020 and 2019.
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
Held for Sale
As of both December 31, 2020 and 2019, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the fair value less the anticipated costs of sale of the properties exceeded the carrying values. The fair value of the properties is based on the pricing in the purchase and sale agreement.
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
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2020, the Company held ownership interests in nine unconsolidated real estate ventures for an aggregate investment balance of $389.8 million, which includes a negative investment balance in one unconsolidated real estate venture of $11.5 million, reflected within 'Other liabilities' on the consolidated balance sheets. The Company formed or acquired interests in the Real Estate Ventures with unaffiliated third parties to develop or manage office, residential and/or mixed-use properties or to acquire land in anticipation of possible development of office, residential and/or mixed-use properties. As of December 31, 2020, five of the real estate ventures owned properties that contained an aggregate of approximately 8.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.3 acres of land in active development; and one real estate venture owned a residential tower that contains 321 apartment units.
The Company accounts for its interests in the Real Estate Ventures, which range from 15% to 70%, using the equity method. Certain of the Real Estate Ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the Real Estate Ventures of $4.7 million, $4.3 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company earned leasing commission income from the Real Estate Ventures of $1.1 million, $1.7 million and $2.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has outstanding accounts receivable balances from the Real Estate Ventures of $1.2 million and $0.8 million as of December 31, 2020 and 2019, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the historical financial information of the individual real estate ventures. The Company records operating losses of a real estate venture in excess of its investment balance if the Company is liable for the obligations of the real estate venture or is otherwise committed to provide financial support to the real estate venture.

The Company’s investment in the Real Estate Ventures as of December 31, 2020 and 2019, and the Company’s share of the Real Estate Ventures’ income (loss) for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's Share of Real Estate Venture Income (Loss)		Real Estate Venture Debt at 100%, gross
		2020	2019	2020	2019	2020	2019
Office Properties
Commerce Square Venture	70% (a)	$253,128	$—	$(9,150)	$—	$219,168	$—
Mid-Atlantic Office Venture	40% (a)	32,996	—	96	—	120,831	—
Brandywine - AI Venture LLC	50%	10,302	10,116	185	(2,800)	—	—
Herndon Innovation Center Metro Portfolio Venture, LLC	15%	16,019	16,446	(358)	(498)	207,302	207,302
MAP Venture	50%	(11,516)	(70)	(6,570)	(6,102)	185,000	185,000
PJP VII	25% (b)	—	—	—	190	—	—
PJP II	30% (b)	—	—	—	81	—	—
PJP VI	25% (b)	—	—	—	(185)	—	—
Other
1919 Venture	50%	15,434	17,524	59	328	88,860	88,860
Development Properties
4040 Wilson Venture (c)	50%	34,454	37,002	(2,162)	(368)	141,857	114,845
JBG - 51 N Street (c)	70%	21,237	21,531	(457)	(313)	—	—
JBG - 1250 First Street Office (c)	70%	17,757	17,745	(227)	(255)	—	—
		$389,811	$120,294	$(18,584)	$(9,922)	$963,018	$596,007
(a)Ownership percentage represents the Company’s combined interest including preferred and common equity holdings. See "Commerce Square Venture" and "Mid-Atlantic Office JV" sections below for more information.
(b)On October 29, 2019, the Company sold its interest in PJP II, PJP VI and PJP VII. See "PJP Ventures" section below for more information on the disposal.
(c)This entity is a VIE.
The following is a summary of the financial position of the Real Estate Ventures as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Net property	$1,520,804	$834,367
Other assets	488,805	342,002
Other liabilities	333,049	290,071
Debt, net	956,688	585,068
Equity (a)	719,872	301,230
(a)This amount does not include the effect of the basis difference between the Company's historical cost basis and the basis recorded at the real estate venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third party interests in existing real estate ventures and upon the transfer of assets that were previously owned by the

Company into a real estate venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the real estate venture level.
The following is a summary of results of operations of the Real Estate Ventures in which the Company had interests during the twelve-month periods ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$150,276	$132,358	$165,326
Operating expenses	(85,812)	(71,784)	(82,035)
Interest expense, net	(22,661)	(21,908)	(29,774)
Depreciation and amortization	(70,805)	(53,331)	(53,826)
Provision for impairment	—	(5,664)	(20,832)
Loss on extinguishment of debt	—	(1,231)	(1,385)
Net loss	$(29,002)	$(21,560)	$(22,526)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(18,540)	$(9,865)	$(11,924)
Other-than-temporary impairment	—	—	(4,076)
Basis adjustments and other	(44)	(57)	769
Equity in loss of Real Estate Ventures	$(18,584)	$(9,922)	$(15,231)

As of December 31, 2020, the aggregate principal payments of the Real Estate Ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2021	$148,693
2022	8,543
2023	477,649
2024	328,133
2025	—
Thereafter	—
Total principal payments	963,018
Net deferred financing costs	(8,224)
Net original issue premium	1,894
Outstanding indebtedness	$956,688

Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet, nine of which are located in the Pennsylvania suburbs segment and three located in the Metropolitan Washington, D.C segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owns approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. The loan bears interest at LIBOR + 3.15% capped at a total maximum interest rate of 5.6% and matures on January 9, 2024.
Based on the facts and circumstances at the formation of the Mid-Atlantic Office JV, the Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Mid-Atlantic Office JV. Based upon each member's substantive participating rights over the activities of the Mid-Atlantic Office JV under the operating and related agreements of the Mid-Atlantic Office JV, it is not consolidated by the Company, and is accounted for under the equity method of accounting. As a result, the Company measured its equity interest at fair value based on the fair value of the Mid-Atlantic Office JV properties and the distribution provisions of the real estate venture agreement. Since the Company retains a non-controlling interest in the Mid-Atlantic Office JV and there are no other facts and circumstances that preclude the consummation of a sale, the contribution qualifies as a sale of a nonfinancial asset under the relevant guidance.
Commerce Square Venture
On July 21, 2020, the Company sold a 30% preferred equity interest in the entities that own One Commerce Square and Two Commerce Square. After the transaction, the Company owns approximately 32% of the equity interest in Commerce Square Venture through preferred equity interest holdings and approximately 38% of the equity interest in Commerce Square Venture as the sole common equity holder, for a combined approximately 70% equity interest in the venture. The properties held by the venture remain encumbered by the existing mortgages, which had a $222.1 million principal balance outstanding on the transaction date.
Based on the facts and circumstances at the formation of the Commerce Square Venture, the Company determined that the venture is not a VIE. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Commerce Square Venture. Based upon each member's substantive participating rights over the activities of the Commerce Square Venture under the operating and related agreements of the Commerce Square Venture, the Company does not have a controlling interest in the properties as the third party investor holds substantive participating rights in the properties. Therefore, the Company deconsolidated the properties and the venture is accounted for under the equity method of accounting. As a result, the Company measured its equity interest at fair value based on the fair value of the Commerce Square Venture properties and the distribution provisions of the real estate venture agreement. Since the Company retains a non-controlling interest in the Commerce Square Venture and there are no other facts and circumstances that preclude sale recognition, the contribution qualifies as the sale of a nonfinancial asset under the relevant guidance.
Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income or loss to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. Therefore, the Company follows the hypothetical liquidation at book value (“HLBV”) method in determining its share of the Commerce Square Venture’s earnings or losses for the reporting period as this method better reflects the Company’s claim on the venture’s book value at the end of each reporting period. Earnings for this equity method investment are recognized in accordance with the real estate venture agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.
PJP Ventures
On October 29, 2019, PJP II, PJP VII and PJP VI, three real estate ventures in which the Company owned a 25%-30% interest, each sold its sole operating office property, totaling 204,347 rentable square feet in Charlottesville, Virginia, at an aggregate sales price of $51.0 million. The Company received cash proceeds of $9.1 million after closing costs and related debt payoffs. The Company recorded an $8.0 million gain within the caption "Net gains on real estate venture transactions" within its consolidated statements of operations for the year ended December 31, 2019.
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
Brandywine - AI Venture
As of December 31, 2020 Brandywine - AI Venture (BDN - AI Venture) consists of one office property located in Metropolitan D.C. segment located at 3141 Fairview Park Drive. During 2019, BDN AI Venture recorded a $5.6 million held for use impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $2.8 million which is reflected in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2019.
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
On August 1, 2018, MAP Venture refinanced its $180.8 million third party debt financing, secured by the buildings of MAP Venture and maturing February 9, 2019, with $185.0 million third party debt financing, also secured by the buildings, bearing interest at LIBOR + 2.45% and maturing on August 1, 2023. The interest rate is swapped to a fixed rate of 2.66% through the maturity date.
1919 Venture
1919 Venture owns a 29-story, 455,000 square foot mixed-use tower consisting of 321 luxury apartments, 24,000 square feet of commercial space and a 215-car structured parking facility. See to Note 5, "Investment in Unconsolidated Real Estate Ventures" for additional information regarding the related-party note receivable with 1919 Venture.
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

JBG Ventures
JBG Ventures consists of 51 N 50 Patterson, Holdings, LLC Venture ("51 N Street") and 1250 First Street Office, LLC Venture ("1250 First Street"), with the Company owning a 70.0% equity interest and JBG/DC Manager, LLC ("JBG") owning a 30.0% equity interest in each of the two ventures. 51 N Street owns 0.9 acres of undeveloped land and 1250 First Street, owns 0.5 acres of undeveloped land.
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
4040 Wilson Venture
On July 31, 2013, the Company formed 4040 Wilson LLC Venture (“4040 Wilson”) a joint venture between the Company and Ashton Park Associates LLC (“Ashton Park”), an unaffiliated third party.  Each of the Company and Ashton Park owns a 50% interest in 4040 Wilson. 4040 Wilson is developing a 427,500 square foot mixed-use building representing the final phase of the eight building, mixed-use, Liberty Center complex located in the Ballston submarket of Arlington, Virginia. The project is being constructed on a 1.3-acre land parcel contributed by Ashton Park to 4040 Wilson at an agreed upon value of $36.0 million. During the fourth quarter of 2017, 4040 Wilson achieved pre-leasing levels that enabled the venture to obtain a secured construction loan with a total borrowing capacity of $150.0 million for the remainder of the project costs. As of December 31, 2020, $141.9 million had been advanced under the construction loan and development of the building is in progress.
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
5. DEBT AND PREFERRED EQUITY INVESTMENTS
As of December 31, 2020, the Company held one debt investment and one preferred equity investment in entities owning real estate assets. The Company accounts for these mandatorily redeemable investments as notes receivable, which are included within “Other assets” on the consolidated balance sheets. As of December 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms and remain on accrual status.
Austin Preferred Equity Investment
On December 31, 2020, the Company invested $50.0 million through a preferred equity interest in a single-purpose entity that owns two stabilized office buildings located in Austin, Texas. The preferred equity interest acquired by the Company accrues a 9.0% annual return, compounded and paid monthly. The investment is required to be redeemed no later than December 31, 2023 (subject to a one-year extension option).
1919 Venture Note Receivable
During 2018, the Company and the other equity partner in 1919 Venture each provided a $44.4 million mortgage loan to 1919 Venture and, as a result, the Company recorded a related-party note receivable from 1919 Venture of $44.4 million. The loan bears interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. 1919 Venture used the proceeds from the loans to repay the venture’s then outstanding $88.8 million construction loan. See Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information regarding 1919 Venture.

6. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Scheduled minimum lease payments on noncancellable leases at December 31, 2020 are as follows (in thousands):

Year	Minimum Rent
2021	$325,703
2022	310,208
2023	292,871
2024	268,062
2025	236,623
Thereafter	968,163
Lessee Accounting
As of December 31, 2020, the Company is the lessee under six long-term ground leases classified as "operating leases" in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2020	2019
Fixed lease cost	$2,100	$2,100
Variable lease cost	45	54
Total	$2,145	$2,154

Weighted-average remaining lease term (years)	55.9	56.6
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 9 to 64 years. Lease payments on noncancellable leases at December 31, 2020 are as follows (in thousands):

Year	Minimum Rent
2021	$1,232
2022	1,248
2023	1,263
2024	1,305
2025	1,321
Thereafter	109,131
Total lease payments	$115,500
Less: Imputed interest	92,742
Present value of operating lease liabilities	$22,758
The Company obtained ground tenancy rights related to three properties in Philadelphia, Pennsylvania, which provide for contingent rent participation by the lessor in certain capital transactions and net operating cash flows of the properties after certain returns are achieved by the Company. Such amounts, if any, will be reflected as contingent rent when incurred. The ground leases also provide for payment by the Company of certain operating costs relating to the land, primarily real estate taxes. The above schedule of future minimum rental payments does not include any contingent rent amounts or any reimbursed expenses.
7. DEFERRED COSTS
As of December 31, 2020 and 2019, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2020
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$139,207	$(55,656)	$83,551
Financing costs - Revolving Credit Facility	6,299	(4,994)	1,305
Total	$145,506	$(60,650)	$84,856

	December 31, 2019
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$156,619	$(63,257)	$93,362
Financing costs - Revolving Credit Facility	6,299	(4,101)	2,198
Total	$162,918	$(67,358)	$95,560
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized internal direct leasing costs of $1.6 million, $1.7 million, and $3.9 million, respectively.
8. INTANGIBLE ASSETS
As of December 31, 2020 and 2019, the Company’s intangible assets were comprised of the following (in thousands):

	December 31, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$91,552	$(43,400)	$48,152
Tenant relationship value	2,091	(1,938)	153
Above market leases acquired	530	(265)	265
Total intangible assets, net	$94,173	$(45,603)	$48,570

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$31,263	$(12,815)	$18,448

	December 31, 2019
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$167,357	$(84,123)	$83,234
Tenant relationship value	5,268	(4,815)	453
Above market leases acquired	4,956	(3,792)	1,164
Total intangible assets, net	$177,581	$(92,730)	$84,851

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$44,757	$(22,494)	$22,263
For the years ended December 31, 2020, 2019, and 2018, the Company accelerated the amortization of intangible assets by approximately $0.3 million, $4.5 million, and $0.6 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2020 and 2019 the Company accelerated the amortization of approximately $0.1 million and $2.2 million of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2018 the Company accelerated the amortization of a nominal amount of intangible liabilities as a result of tenant move-outs.
As of December 31, 2020, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, are as follows (dollars in thousands):

	Assets	Liabilities
2021	$16,190	$4,902
2022	10,354	2,723
2023	7,564	1,651
2024	5,214	1,425
2025	4,027	1,148
Thereafter	5,221	6,599
Total	$48,570	$18,448

9. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019	Effective Interest Rate	Maturity Date
MORTGAGE DEBT:
Two Logan Square (a)	$—	$81,103	3.98%	October 2020
Four Tower Bridge (b)	—	9,291	4.50%	February 2021
One Commerce Square (c)	—	116,571	3.64%	April 2023
Two Commerce Square (c)	—	108,472	4.51%	April 2023
Principal balance outstanding	—	315,437
Plus: fair market value premium (discount), net	—	(1,383)
Less: deferred financing costs	—	(242)
Mortgage indebtedness	$—	$313,812

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$—	LIBOR + 1.10%	July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I) - Swapped to fixed	25,774	25,774	3.30%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,828,610	1,828,610
Plus: original issue premium (discount), net	10,137	12,090
Less: deferred financing costs	(8,152)	(10,094)
Total unsecured indebtedness	$1,830,595	$1,830,606
Total Debt Obligations	$1,830,595	$2,144,418
(a)On October 21, 2020, the Company acquired the $79.8 million remaining mortgage on this property from the lender.
(b)On November 10, 2020, the Company repaid the remaining $9.1 million mortgage balance.
(c)The properties encumbered by these mortgages were deconsolidated as a result of the Commerce Square Venture Transaction. See Note 3, ''Real Estate Investments," for further information.
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
The Company had no borrowings under the Unsecured Credit Facility as of December 31, 2020 and 2019. During the twelve months ended December 31, 2020, the weighted-average interest rate on Unsecured Credit Facility borrowings was 1.48% resulting in $0.5 million of interest expense. During the twelve months ended December 31, 2019, the weighted-average interest rate on Unsecured Credit Facility borrowings was 3.52% resulting in $4.4 million of interest expense.
The Company was in compliance with all financial covenants as of December 31, 2020 and 2019. Management continuously monitors the Company’s compliance with and anticipated compliance with the covenants. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital. While the Company currently believes it will remain in compliance with its covenants, in the event that the economy deteriorates in the future, the Company may not be able to remain in compliance with such covenants, in which case a default would result absent a lender waiver.
As of December 31, 2020, the Company’s aggregate scheduled principal payments of debt obligations are as follows (in thousands):

2021	$—
2022	250,000
2023	350,000
2024	350,000
2025	—
Thereafter	878,610
Total principal payments	1,828,610
Net unamortized premiums/(discounts)	10,137
Net deferred financing costs	(8,152)
Outstanding indebtedness	$1,830,595
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2020 and 2019, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimation methodologies may have a material effect on the estimated fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2020 and 2019 approximate the fair values for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses because they are short-term in duration.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,901	$1,607,310	$1,503,435	$1,591,830
Variable rate debt	$327,694	$308,838	$327,171	$309,947
Mortgage notes payable	$—	$—	$313,812	$317,031
Notes receivable	$94,430	$97,372	$44,430	$43,322
(a)The carrying amounts presented in the table above are net of deferred financing costs of $7.2 million and $8.7 million for unsecured notes payable, $0.9 million and $1.4 million for variable rate debt and $0.0 million and $0.2 million for mortgage notes payable as of December 31, 2020 and December 31, 2019, respectively.
On June 26, 2018, the Company provided a $44.4 million mortgage loan to 1919 Venture, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a note receivable of $44.4 million. For additional information regarding the transaction, see Note 4, ''Investment in Unconsolidated Real Estate Ventures.”
The Company used quoted market prices as of December 31, 2020 and December 31, 2019 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2020 and December 31, 2019. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2020. Current estimates of fair value may differ from the amounts presented herein.
11. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2020 and December 31, 2019. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2020	12/31/2019				12/31/2020	12/31/2019
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(6,627)	$(562)
Swap	Interest Rate	Cash Flow	(a)	25,774	25,774	3.300%	December 22, 2011	January 30, 2021	(120)	(94)
				$275,774	$275,774
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of December 31, 2020 and December 31, 2019.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2020. Current estimates of fair value may differ from the amounts presented herein.
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2020, 2019 and 2018.
12. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests that were consolidated in the accompanying consolidated balance sheet of the Parent Company as of December 31, 2020 and December 31, 2019, was $10.5 million and $9.3 million, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $11.7 million and $15.5 million, respectively, as of December 31, 2020 and December 31, 2019.
13. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$307,326	$307,326	$34,529	$34,529	$135,472	$135,472
Net income attributable to noncontrolling interests	(1,799)	(1,799)	(262)	(262)	(954)	(954)
Nonforfeitable dividends allocated to unvested restricted shareholders	(410)	(410)	(396)	(396)	(369)	(369)
Net income attributable to common shareholders	$305,117	$305,117	$33,871	$33,871	$134,149	$134,149
Denominator
Weighted-average shares outstanding	171,926,079	171,926,079	176,132,941	176,132,941	178,519,748	178,519,748
Contingent securities/Share based compensation	—	390,997	—	553,872	—	1,121,744
Weighted-average shares outstanding	171,926,079	172,317,076	176,132,941	176,686,813	178,519,748	179,641,492
Earnings per Common Share:
Net income attributable to common shareholders	$1.77	$1.77	$0.19	$0.19	$0.75	$0.75
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
Redeemable common limited partnership units, totaling 981,634 as of December 31, 2020 and 2019 and 982,871 as of December 31, 2018, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2020, 2019 and 2018, earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 8, 2020, the Parent Company declared a distribution of $0.19 per common share, totaling $32.7 million, which was paid on January 20, 2021 to shareholders of record as of January 6, 2021.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2020 or December 31, 2019.
Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase up to $150 million common shares under the program from and after January 3, 2019. During the year ended December 31, 2020 the Company repurchased and retired 6,248,483 common shares at an average price of $9.60 per share, totaling $60.0 million. During the year ended December 31, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common shares at an average price of $12.64 per share, totaling $21.9 million. The Company expects to fund any additional share repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the year ended December 31, 2020 the Company repurchased and retired 6,248,483 common units at an average price of $9.60 per unit, totaling $60.0 million. During the year ended December 31, 2019, the Company repurchased and retired 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 units at an average price of $12.64 per unit totaling $21.9 million. During the year ended December 31, 2017 there were no repurchases under the program. The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.
The common shares repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common shares (at $0.01 par value per unit) and a decrease to General Partnership Capital.
Continuous Offering Program
On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), that permitted the Parent Company to sell up to an aggregate of 16,000,000 common shares in at-the-market offerings.
There was no activity under the Offering Program during 2020 and 2019. During 2018, the Parent Company issued 23,311 common shares under the Offering Program at a weighted average price per share of $18.04, receiving net cash proceeds of $0.4 million. At December 31, 2020, no common shares remained available for issuance under the Offering Program, which terminated on January 10, 2020.

14. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$307,326	$307,326	$34,529	$34,529	$135,472	$135,472
Net income attributable to noncontrolling interests	(20)	(20)	(69)	(69)	(55)	(55)
Nonforfeitable dividends allocated to unvested restricted unitholders	(410)	(410)	(396)	(396)	(369)	(369)
Net income attributable to common unitholders	$306,896	$306,896	$34,064	$34,064	$135,048	$135,048
Denominator
Weighted-average units outstanding	172,907,713	172,907,713	177,114,932	177,114,932	179,959,370	179,959,370
Contingent securities/Share based compensation	—	390,997	—	553,872	—	1,121,744
Total weighted-average units outstanding	172,907,713	173,298,710	177,114,932	177,668,804	179,959,370	181,081,114
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$1.77	$1.77	$0.19	$0.19	$0.75	$0.75
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2020, 2019 and 2018, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2020 or December 31, 2019.
Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2020: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2020, 2019 and 2018, which was $11.91, $15.75 and $12.87, respectively. Class A Units of 981,634 as of December 31, 2020 and 2019 and 982,871 as of December 31, 2018, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 8, 2020, the Operating Partnership declared a distribution of $0.19 per common unit, totaling $32.7 million, which was paid on January 20, 2021 to unitholders of record as of January 6, 2021.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. On January 3, 2019, the Board of Trustees replenished this program by authorizing the Parent Company to repurchase of up to $150.0 million common shares under the program from and after January 3, 2019. During the year ended December 31, 2020 the Company repurchased and retired 6,248,483 common units at an average price of $9.60 per unit, totaling $60.0 million. During the year ended December 31, 2019, the Company Repurchased 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million. During the year ended December 31, 2018, the Company repurchased and retired 1,729,278 common units at an average price of $12.64 per unit, totaling $21.9 million. The Company expects to fund any additional unit repurchases with a combination of available cash balances and availability under its unsecured revolving credit facility. The timing and amounts of any purchases will depend on a variety of factors, including market conditions, regulatory requirements, unit prices, capital availability and other factors as determined by the Company’s management team. The repurchase program does not require the purchase of any minimum number of units and may be suspended or discontinued at any time without notice.
The common units repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common units (at $0.01 par value per unit) and a decrease to General Partnership Capital.
Continuous Offering Program
On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), which permitted it to sell up to an aggregate of 16,000,000 common units in at-the-market offerings. In connection with the commencement of the Offering Program, $0.2 million of upfront costs were recorded to General Partner Capital.
There was no activity under the Offering Program during 2020 and 2019. During 2018, the Parent Company issued 23,311 common units under the Offering Program at a weighted average price per unit of $18.04, receiving net cash proceeds of $0.4 million. As of December 31, 2020, no common shares remained available for issuance under the Offering Program, which terminated on January 10, 2020.
15. SHARE BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
Stock Options
On December 31, 2020, options exercisable for 300,046 common shares were outstanding under the Parent Company’s shareholder approved equity incentive plan (referred to as the “Equity Incentive Plan”). During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any compensation expense related to unvested options. During the years ended December 31, 2020, 2019 and 2018, the Company did not capitalize any compensation expense related to stock options as part of the Company’s review of employee salaries eligible for capitalization.

Options outstanding as of December 31, 2020 and changes during the year-ended December 31, 2020 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	334,561	$11.88	1.0
Exercised	(34,515)	$11.62		$10.1
Outstanding at December 31, 2020	300,046	$11.91	0.1	$81.1
Vested/Exercisable at December 31, 2020	300,046	$11.91	0.1	$81.1
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.5 million, $0.4 million, and $0.5 million in 2020, 2019, and 2018, respectively.
Restricted Share Rights Awards
As of December 31, 2020, 488,735 restricted share rights ("Restricted Share Rights") were outstanding under the Equity Incentive Plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2020 was $1.8 million and is expected to be recognized over a weighted average remaining vesting period of 0.8 years. For the years ended December 31, 2020, 2019, and 2018, the amortization related to outstanding Restricted Share Rights was $4.3 million (of which $0.4 million was capitalized), $3.9 million (of which $0.3 million was capitalized), and $3.6 million (of which $0.6 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Rights activity during the year-ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	479,144	$15.90
Granted	295,049	$13.10
Vested	(283,431)	$14.20
Forfeited	(2,027)	$15.63
Non-vested at December 31, 2020	488,735	$15.19
On March 5, 2020, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 183,758 Restricted Share Rights, which generally vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.

The Restricted Share Rights granted in 2020 and 2019 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of targets for same-store net operating cash income growth and investment/development activity provided certain operating and balance sheet metrics are also achieved during the three-year period ending December 31, 2022 and December 31, 2021 for the 2019 and 2020 awards, respectively. Half of any additional shares earned will vest based on continued service through each of January 1, 2023 and January 1, 2024 for the 2020 award and January 1, 2022 and January 1, 2023 for the 2019 award, provided that this additional service requirement will be waived in the event of a death, disability or qualifying retirement. In addition to the basic award, up to 316,306 shares and 233,890 shares may be awarded under the outperformance feature for the 2020 award and 2019 award, respectively. As of December 31, 2020, the Company has not recognized any compensation expense related to the outperformance feature for the 2020 awards and has recognized $0.2 million related to the outperformance feature for the 2019 award. The Company will continue to evaluate progress towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for these awards should it be determined that achievement of these metrics is probable.
In addition, on March 5, 2020, the Compensation Committee awarded non-officer employees an aggregate of 40,920 Restricted Share Rights that vest in three equal installments on April 15, 2020, 2021, and 2022. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
On May 20, 2020, the Compensation Committee awarded the Trustees an aggregate of 70,371 fully vested common shares.
In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives and Trustees who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.
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

	RPSU Grant Date
	2/28/2018	2/21/2019	3/5/2020	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2020	190,296	206,069	—	396,365
Units Granted	—	—	319,600	319,600
Non-vested at December 31, 2020	190,296	206,069	319,600	715,965
Measurement Period Commencement Date	1/1/2018	1/1/2019	1/1/2020
Measurement Period End Date	12/31/2020	12/31/2021	12/31/2022
Units Granted	209,193	213,728	319,600
Fair Value of Units on Grant Date (in thousands)	$4,276	$4,627	$5,389
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSU's, subject to the same terms and conditions as the original RPSU's. The performance period will be abbreviated and the delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the March 5, 2020 grant, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs for the February 2019 and 2018 grants through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the year ended December 31, 2020, the Company recognized amortization of the 2020, 2019 and 2018 RPSU awards of $3.0 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2019, amortization for the 2019, 2018 and 2017 RPSU awards was $4.2 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2018, amortization for the 2018, 2017, and 2016 RPSU awards was $3.9 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSU's at December 31, 2020 was approximately $4.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.5 years.
The Company issued 121,897 common shares on February 1, 2020 in settlement of RPSUs that had been awarded on March 1, 2017 (with a three-year measurement period ended December 31, 2019). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 22, 2020.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2020 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.4 million during the year ended December 31, 2020, $0.5 million during the year ended December 31, 2019 and $0.5 million during the year ended December 31, 2018. The Company recognized $0.1 million of compensation expense related to the ESPP during each of the years ended December 31, 2020, 2019, and 2018. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2020 and 2019, 1.2 million and 1.1 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

16. DISTRIBUTIONS
The following table provides the tax characteristics of the 2020, 2019 and 2018 distributions paid:

	Years ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.41	$0.62	$0.55
Capital gain	0.35	—	—
Non-taxable distributions	—	0.14	0.17
Distributions per share	$0.76	$0.76	$0.72
Percentage classified as ordinary income	53.90%	81.00%	76.20%
Percentage classified as capital gain	46.10%	—%	—%
Percentage classified as non-taxable distribution	—%	19.00%	23.80%

17. INCOME TAXES AND TAX CREDIT TRANSACTIONS
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
As of December 31, 2020 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets. As of December 31, 2019, there were nominal deferred tax assets included within “Other assets” in the consolidated balance sheets.
The Company had no accruals for tax uncertainties as of December 31, 2020 and December 31, 2019.
For the year ended December 31, 2020, there was no deferred income tax expense and $0.2 million of current income tax benefit. For the year ended December 31, 2019, there was $0.1 million of deferred income tax expense and $0.1 million of current income tax benefit. For the year ended December 31, 2018, there was $0.3 million of deferred income tax expense and $0.1 million of current income tax expense. These amounts are included in “Income tax (provision) benefit” in the consolidated statements of operations.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2020 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2018	$2,399
Change in fair market value during year	1,478
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(39)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$5,029
Change in fair market value during year	(8,210)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	41
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,370)
Change in fair market value during year	(5,972)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	29
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,561)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2018	$2,056
Change in fair market value during year	1,478
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	1,191
Balance at December 31, 2018	$4,725
Change in fair market value during year	(8,210)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,715)
Change in fair market value during year	(5,972)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,935)
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
19. SEGMENT INFORMATION
During the year ended December 31, 2020, the Company owned and managed its portfolio within five segments: (1) Philadelphia Central Business District (Philadelphia CBD), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and properties in New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information as of December 31, 2020 and 2019 and results of operations of the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Real estate investments, at cost:
	December 31, 2020	December 31, 2019
Philadelphia CBD	$1,433,927	$1,726,299
Pennsylvania Suburbs	871,530	1,003,890
Austin, Texas	728,741	721,255
Metropolitan Washington, D.C.	352,794	468,035
Other	87,117	86,980
Operating Properties	$3,474,109	$4,006,459

Corporate
Right of use asset - operating leases, net	$20,977	$21,656
Construction-in-progress	$210,311	$180,718
Land held for development	$117,984	$96,124
Prepaid leasehold interests in land held for development, net	$39,185	$39,592
.
Net operating income:

	Year Ended December 31,
	2020			2019			2018
	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$232,028	$(82,505)	$149,523	$263,769	$(100,219)	$163,550	$256,717	$(99,449)	$157,268
Pennsylvania Suburbs	141,613	(46,281)	95,332	141,084	(47,418)	93,666	138,279	(49,433)	88,846
Austin, Texas	102,982	(39,759)	63,223	104,157	(38,285)	65,872	38,665	(16,739)	21,926
Metropolitan Washington, D.C.	40,223	(20,791)	19,432	51,498	(23,455)	28,043	90,308	(34,072)	56,236
Other	13,469	(9,815)	3,654	14,558	(9,328)	5,230	16,757	(11,888)	4,869
Corporate	4,537	(6,305)	(1,768)	5,351	(7,141)	(1,790)	3,619	(6,518)	(2,899)
Operating properties	$534,852	$(205,456)	$329,396	$580,417	$(225,846)	$354,571	$544,345	$(218,099)	$326,246
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Years ended December 31,
	December 31, 2020	December 31, 2019	2020	2019	2018
Philadelphia CBD	$268,562	$17,524	$(9,090)	$328	$(105)
Metropolitan Washington, D.C.	99,769	102,840	(3,019)	(4,234)	(15,065)
Mid-Atlantic Office JV	32,996	—	96	—	—
MAP Venture	(11,516)	(70)	(6,571)	(6,102)	(2,155)
Other	—	—	—	86	407
Austin, Texas	—	—	—	—	1,687
Total	$389,811	$120,294	$(18,584)	$(9,922)	$(15,231)

Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the measure that is used by the Company to evaluate the operating performance of its real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$307,326	$34,529	$135,472
Plus:
Interest expense	73,911	81,512	78,199
Interest expense - amortization of deferred financing costs	2,904	2,768	2,498
Depreciation and amortization	188,283	210,005	176,000
General and administrative expenses	30,288	32,156	27,802
Equity in loss of Real Estate Ventures	18,584	9,922	15,231
Provision for impairment	—	—	71,707
Loss on early extinguishment of debt	—	—	105
Less:
Interest income	1,939	2,318	4,703
Income tax (provision) benefit	224	(12)	(423)
Net gain on disposition of real estate	289,461	356	2,932
Net gain on sale of undepreciated real estate	201	2,020	3,040
Net gain on real estate venture transactions	75	11,639	142,233
Gain on promoted interest in unconsolidated real estate venture	—	—	28,283
Consolidated net operating income	$329,396	$354,571	$326,246
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

Fair Value of Contingent Consideration
On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and has fully accreted through interest expense to $2.0 million as of December 31, 2020. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model based on the period until development was originally expected to commence. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs were unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting.
Debt Guarantees
As of December 31, 2020, the Real Estate Ventures had aggregate indebtedness of $963.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except for customary recourse carve-outs. As of December 31, 2020, the $150.0 million construction loan obtained by 4040 Wilson, for which the Company has guaranteed payment up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by real estate ventures, including 4040 Wilson, the Company has provided and expects to continue to provide cost overrun and completion guarantees, with rights of contribution among partners or members in the real estate ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2020, had $7.7 million of future fixed contractual obligations. The Company is also committed to make additional contributions under the program. As of December 31, 2020, the Company estimates that, as of December 31, 2020, these additional contributions, which are not fixed under the terms of agreement, will be $2.6 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner.
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. On October 21, 2020, the Company also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, the Company has agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If the Company were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, the Company will be required to pay these certain former owners an amount estimated at approximately $0.9 million to redeem their residual interest in the fee owner of this property. The $0.9 million payment is included within "Other liabilities" on the consolidated balance sheets.
Similarly, as part of the 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to not sell these two properties in certain taxable transactions prior to October 20, 2021 without the holder’s consent. The Commerce Square Venture Transaction did not violate such covenant.
As part of the Company’s acquisition of properties from time to time in tax-deferred transactions, the Company has agreed to provide certain of the prior owners of the acquired properties the right to guarantee Company indebtedness. If the Company were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, the Company would be required to provide the prior owner an opportunity to guaranty qualifying replacement debt. These debt maintenance agreements may limit the Company’s ability to refinance indebtedness on terms favorable to the Company. As part of its 2013 acquisition of substantially all of the equity interests in the partnerships that own One and Two Commerce Square, the Company agreed, for the benefit of affiliates of the holder of the 1% residual ownership interest in these properties, to maintain qualifying mortgage debt through October 20, 2021, in the amounts of not less than $125.0 million on One Commerce Square and $100.0 million on Two Commerce Square. Similarly, the Company agreed with other contributors of assets that obligate it to maintain debt available for them to guaranty.
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
21. SUBSEQUENT EVENTS
On February 2, 2021, the Company formed a joint venture with an unaffiliated third party to develop a 570,000 square foot mixed-use building at property under a long-term ground lease of 3025 JFK Boulevard, Philadelphia, Pennsylvania, also known as "Schuylkill Yards West." The estimated project cost is approximately $287 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $58 million of the project costs in exchange for a 45% preferred equity interest in the venture. We have agreed to provide a completion guaranty in connection with the development of the project.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2020	$7,975	$—	$2,889	$5,086
December 31, 2019	$12,919	$—	$4,944	$7,975
December 31, 2018	$17,112	$1,775	$5,968	$12,919
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2020
(in thousands)

			Initial Cost			Gross Amount Which Carried December 31, 2020
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2020 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$6,927	$14,722	$2,166	$6,237	$17,578	$23,815	$4,228	1999	2013	(c)
426 West Lancaster Avenue	Devon	PA	1,689	6,756	8,833	1,686	15,592	17,278	512	1990	1998	(c)
52 Swedesford Square	East Whiteland Twp.	PA	4,241	16,579	(20,820)	—	—	—	—	1988	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	1,015	20,098	4,838	387	25,564	25,951	15,229	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	666	13,118	1,888	252	15,420	15,672	9,416	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	13,708	3,235	—	16,943	16,943	11,450	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	13,665	4,279	—	17,944	17,944	11,741	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	666	13,251	3,497	255	17,159	17,414	10,139	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	10,744	4,306	—	15,050	15,050	9,726	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	14,142	5,218	—	19,360	19,360	12,870	1985	1998	(c)
610 Freedom Business Center Drive (d)	King Of Prussia	PA	485	9,602	2,554	185	12,456	12,641	7,514	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	1,012	4,048	385	1,012	4,433	5,445	2,768	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	3,127	20,794	(1,125)	3,127	19,669	22,796	3,085	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	1,303	5,201	21,471	1,303	26,672	27,975	2,363	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	6,199	16,131	15,658	6,199	31,789	37,988	15,816	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	4,373	24,546	4,627	4,373	29,173	33,546	8,071	2007	2001	(c)
610 West Germantown Pike	Plymouth Meeting	PA	3,651	14,514	3,578	3,651	18,092	21,743	8,855	1987	2002	(c)
600 West Germantown Pike	Plymouth Meeting	PA	3,652	15,288	2,463	3,652	17,751	21,403	8,450	1986	2002	(c)
630 West Germantown Pike	Plymouth Meeting	PA	3,558	14,743	2,189	3,558	16,932	20,490	8,115	1988	2002	(c)
620 West Germantown Pike	Plymouth Meeting	PA	3,572	14,435	1,866	3,572	16,301	19,873	7,411	1990	2002	(c)
660 West Germantown Pike	Plymouth Meeting	PA	3,694	5,487	19,682	5,405	23,458	28,863	6,822	1987	2012	(c)
351 Plymouth Road	Plymouth Meeting	PA	1,043	555	—	1,043	555	1,598	218	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	11,925	36,986	21,658	11,897	58,672	70,569	20,187	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	7,323	28,613	19,813	7,323	48,426	55,749	30,728	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	8,956	29,811	4,307	8,949	34,125	43,074	20,508	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	8,014	16,508	19,871	8,609	35,784	44,393	20,245	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	5,406	21,390	12,633	5,705	33,724	39,429	17,020	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	6,506	25,525	8,906	6,578	34,359	40,937	13,689	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	4,773	17,961	2,173	4,791	20,116	24,907	10,527	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	3,937	15,484	2,879	3,942	18,358	22,300	10,463	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	2,573	8,338	(134)	2,567	8,210	10,777	3,764	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	2,514	8,147	1,728	2,509	9,880	12,389	4,784	1983	2004	(c)
200 Radnor Chester Road	Radnor	PA	3,366	—	3,621	3,366	3,621	6,987	857	2014	2005	(c)
101 West Elm Street	W. Conshohocken	PA	6,251	25,209	2,940	6,251	28,149	34,400	10,949	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	3,557	14,249	984	3,557	15,233	18,790	5,955	1999	2005	(c)
Four Tower Bridge (200 Barr Harbor Drive)	W. Conshohocken	PA	6,000	14,734	390	6,000	15,124	21,124	1,213	1998	2018	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2020
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2020 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	208,570	(16,549)	12,586	179,435	192,021	68,536	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	98,188	83,981	25,195	156,974	182,169	46,611	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	14,496	107,736	29,992	14,473	137,751	152,224	67,932	1998	2004	(c)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	16,066	100,255	27,936	16,066	128,191	144,257	53,177	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street) (d)	Philadelphia	PA	—	76,008	26,961	6,816	96,153	102,969	22,377	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	7,768	17,263	63,616	7,768	80,879	88,647	20,545	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	21,417	7,827	—	29,244	29,244	11,501	1959	2011	(c)
618-634 Market Street	Philadelphia	PA	13,365	5,791	2,810	13,365	8,601	21,966	6,522	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	400,294	18,005	—	418,299	418,299	63,196	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	18,827	—	6,433	18,854	6,406	25,260	1,517	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	3,662	6,061	8	3,670	6,061	9,731	25	1922	2020	(c)
The Bulletin Building (3025 Market Street) (e)	Philadelphia	PA	—	24,377	42,669	—	67,046	67,046	4,405	1953	2017	(c)
3001-3003 JFK Boulevard (f)	Philadelphia	PA	—	—	111	—	111	111	17	N/A	2018	N/A
3025 JFK Boulevard (f)	Philadelphia	PA	—	—	—	—	—	—	—	N/A	2018	N/A
METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	—	37,421	10,036	—	47,457	47,457	16,270	1981	2006	(c)
2340 Dulles Corner Boulevard	Herndon	VA	16,345	65,379	524	16,129	66,119	82,248	23,858	1987	2006	(c)
1676 International Drive	McLean	VA	18,437	97,538	17,656	18,785	114,846	133,631	27,969	1999	2006	(c)
8260 Greensboro Drive	McLean	VA	7,952	33,964	5,313	8,102	39,127	47,229	12,664	1980	2006	(c)
8521 Leesburg Pike	Vienna	VA	4,316	30,885	7,007	4,397	37,811	42,208	12,898	1984	2006	(c)
AUSTIN, TX
11501 Burnet Road - Building 1	Austin	TX	3,755	22,702	12	3,755	22,714	26,469	3,788	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	2,732	16,305	1,479	2,732	17,784	20,516	3,471	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	3,688	22,348	10	3,688	22,358	26,046	3,729	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	2,614	15,740	8	2,614	15,748	18,362	2,628	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	3,689	22,354	13	3,689	22,367	26,056	3,733	1991	2015	(c)
11501 Burnet Road - Building 6	Austin	TX	2,676	15,972	14,133	2,676	30,105	32,781	5,446	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	1,400	7,422	1,523	1,400	8,945	10,345	1,536	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	19,826	6	—	19,832	19,832	4,378	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	1,140	—	40,330	1,141	40,329	41,470	3,279	2019	2013	(c)
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	10,496	47,670	3,448	10,495	51,119	61,614	2,826	1999	2018	(c)
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	10,849	53,868	2,820	10,848	56,689	67,537	3,532	2000	2018	(c)
Three Barton Skyway (1221 South MoPac Expressway)	Austin	TX	10,374	47,624	304	10,373	47,929	58,302	2,603	2001	2018	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	13,301	57,041	2,904	13,300	59,946	73,246	3,162	2001	2018	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2020
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2020 (b)	Year of Construction	Year Acquired	Depreciable Life
Four Points Centre (11305 Four Points Drive)	Austin	TX	7,800	43,581	3,923	7,800	47,504	55,304	3,024	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	2,004	17,680	537	2,004	18,217	20,221	1,072	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	3,137	29,254	618	3,137	29,872	33,009	1,634	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	3,064	26,705	279	3,064	26,984	30,048	1,429	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	2,273	18,617	1,047	2,273	19,664	21,937	1,345	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	1,752	14,315	97	1,752	14,412	16,164	768	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	1,598	12,945	22	1,598	12,967	14,565	690	2001	2018	(c)
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	1,801	16,486	1,094	1,801	17,580	19,381	1,210	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	3,970	30,546	1,024	3,867	31,673	35,540	1,772	1998	2018	(c)
OTHER
10 Foster Avenue	Gibbsboro	NJ	244	971	164	244	1,135	1,379	659	1983	1997	(c)
7 Foster Avenue	Gibbsboro	NJ	231	921	31	231	952	1,183	575	1983	1997	(c)
2 Foster Avenue	Gibbsboro	NJ	185	730	11	185	741	926	741	1974	1997	(c)
4 Foster Avenue	Gibbsboro	NJ	183	726	6	183	732	915	732	1974	1997	(c)
1 Foster Avenue	Gibbsboro	NJ	93	364	8	93	372	465	372	1972	1997	(c)
5 U.S. Avenue	Gibbsboro	NJ	21	81	2	21	83	104	83	1987	1997	(c)
5 Foster Avenue	Gibbsboro	NJ	9	32	3	9	35	44	35	1968	1997	(c)
Main Street - Plaza 1000	Voorhees	NJ	2,732	10,942	284	2,732	11,226	13,958	11,017	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	696	2,802	3,631	704	6,425	7,129	3,837	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	532	2,052	326	532	2,378	2,910	1,432	1988	1997	(c)
920 North King Street	Wilmington	DE	6,141	21,140	8,059	6,141	29,199	35,340	14,492	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	6,369	13,739	2,657	6,369	16,396	22,765	9,823	1989	2004	(c)
	Total:		$366,673	$2,494,108	$613,328	$407,514	$3,066,595	$3,474,109	$896,561

(a)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2018 to December 31, 2020 (in thousands):

	2020	2019	2018
Balance at beginning of year	$4,006,459	$3,951,719	$3,830,824
Additions:
Acquisitions	9,722	—	509,654
Capital expenditures and assets placed into service	113,221	145,378	129,274
Less:
Dispositions/impairments/placed into redevelopment	(619,086)	(50,792)	(469,517)
Retirements	(36,207)	(39,846)	(48,516)
Balance at end of year	$3,474,109	$4,006,459	$3,951,719
Per consolidated balance sheet	$3,474,109	$4,006,459	$3,951,719
The aggregate cost for federal income tax purposes is $2.9 billion as of December 31, 2020.
(b)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2018 to December 31, 2020 (in thousands):

	2020	2019	2018
Balance at beginning of year	$973,318	$885,407	$913,297
Additions:
Depreciation expense	138,822	144,131	137,213
Less:
Dispositions/impairments/placed into redevelopment	(182,526)	(16,783)	(117,589)
Retirements	(33,053)	(39,437)	(47,514)
Balance at end of year	$896,561	$973,318	$885,407
Per consolidated balance sheet	$896,561	$973,318	$885,407
(c)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(d)Land value represents unamortized prepaid ground lease.
(e)Reflects original construction date. Significant improvements were made to The Bulletin Building in 2012.
(f)Represent leasehold interests in land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.