Form 10-Q
period 2021-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2021-05-06
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
A total of 170,858,857 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 28, 2021.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2021, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•Consolidated Financial Statements; and
•Notes to the Parent Company’s and Operating Partnership’s Equity.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,386,559	$3,474,109
Accumulated depreciation	(900,167)	(896,561)
Right of use asset - operating leases, net	20,810	20,977
Operating real estate investments, net	2,507,202	2,598,525
Construction-in-progress	264,529	210,311
Land held for development	116,902	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,916,395	2,966,005
Assets held for sale, net	7,349	7,349
Cash and cash equivalents	45,717	46,344
Accounts receivable	14,665	13,536
Accrued rent receivable, net of allowance of $5,080 and $5,086 as of March 31, 2021 and December 31, 2020, respectively	159,175	155,372
Investment in Real Estate Ventures	433,046	401,327
Deferred costs, net	83,839	84,856
Intangible assets, net	43,883	48,570
Other assets	185,844	176,747
Total assets	$3,889,913	$3,900,106
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$13,000	$—
Unsecured term loan, net	249,215	249,084
Unsecured senior notes, net	1,581,378	1,581,511
Accounts payable and accrued expenses	119,208	121,982
Distributions payable	32,763	32,706
Deferred income, gains and rent	22,416	21,396
Intangible liabilities, net	17,073	18,448
Lease liability - operating leases	22,810	22,758
Other liabilities	49,796	47,573
Total liabilities	$2,107,659	$2,095,458
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 170,663,251 and 170,572,964 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,707	1,707
Additional paid-in-capital	3,140,456	3,138,152
Deferred compensation payable in common shares	17,658	17,516
Common shares in grantor trust, 1,111,777 and 1,160,494 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	(17,658)	(17,516)
Cumulative earnings	1,117,004	1,110,083
Accumulated other comprehensive loss	(6,469)	(7,561)
Cumulative distributions	(2,480,811)	(2,448,238)
Total Brandywine Realty Trust's equity	1,771,887	1,794,143
Noncontrolling interests	10,367	10,505
Total beneficiaries' equity	$1,782,254	$1,804,648
Total liabilities and beneficiaries' equity	$3,889,913	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2021	2020
Revenue
Rents	$113,484	$139,204
Third party management fees, labor reimbursement and leasing	6,651	4,954
Other	634	930
Total revenue	120,769	145,088
Operating expenses
Property operating expenses	28,935	37,461
Real estate taxes	14,761	16,787
Third party management expenses	2,978	2,662
Depreciation and amortization	40,343	52,038
General and administrative expenses	6,584	8,561
Total operating expenses	93,601	117,509
Gain on sale of real estate
Net gain on disposition of real estate	74	2,586
Net gain on sale of undepreciated real estate	1,993	—
Total gain on sale of real estate	2,067	2,586
Operating income	29,235	30,165
Other income (expense):
Interest and investment income	1,674	575
Interest expense	(16,293)	(20,009)
Interest expense - amortization of deferred financing costs	(709)	(749)
Equity in loss of Real Estate Ventures	(6,924)	(1,891)
Net income before income taxes	6,983	8,091
Income tax provision	(19)	(4)
Net income	6,964	8,087
Net income attributable to noncontrolling interests	(43)	(65)
Net income attributable to Brandywine Realty Trust	6,921	8,022
Nonforfeitable dividends allocated to unvested restricted shareholders	(146)	(131)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$6,775	$7,891

Basic income per Common Share	$0.04	$0.04

Diluted income per Common Share	$0.04	$0.04

Basic weighted average shares outstanding	170,624,741	176,069,968
Diluted weighted average shares outstanding	171,636,120	176,653,459

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$6,964	$8,087
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	910	(8,057)
Amortization of interest rate contracts (1)	188	188
Total comprehensive income (loss)	1,098	(7,869)
Comprehensive income	8,062	218
Comprehensive income attributable to noncontrolling interest	(49)	(21)
Comprehensive income attributable to Brandywine Realty Trust	$8,013	$197
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
Net income							6,921			43	6,964
Other comprehensive income								1,092		6	1,098
Share-based compensation activity	108,345	12,719		2,502							2,502
Share Issuance from/(to) Deferred Compensation Plan	(18,058)	(61,436)		(198)	142	(142)					(198)
Distributions declared ($0.19 per share)									(32,573)	(187)	(32,760)
BALANCE, March 31, 2021	170,663,251	1,111,777	$1,707	$3,140,456	$17,658	$(17,658)	$1,117,004	$(6,469)	$(2,480,811)	$10,367	$1,782,254
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							8,022			65	8,087
Other comprehensive loss								(7,825)		(44)	(7,869)
Repurchase and retirement of Common Shares of Beneficial Interest	(5,644,200)		(57)	(53,801)							(53,858)
Share-based compensation activity	142,468	50,967	1	2,030							2,031
Share Issuance from/(to) Deferred Compensation Plan	(12,376)	(38,726)		(193)	796	(796)					(193)
Distributions declared $0.19 per share)									(32,500)	(187)	(32,687)
BALANCE, March 31, 2020	170,965,987	1,117,783	$1,710	$3,140,194	$17,012	$(17,012)	$812,578	$(10,195)	$(2,350,733)	$10,260	$1,603,814
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,964	$8,087
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,343	52,038
Amortization of deferred financing costs	709	749
Amortization of debt discount/(premium), net	(488)	(395)
Amortization of stock compensation costs	2,606	2,349
Straight-line rent income	(4,085)	(2,183)
Amortization of acquired above (below) market leases, net	(1,350)	(1,495)
Ground rent expense	297	366
Provision for doubtful accounts	253	213
Net gain on sale of interests in real estate	(2,067)	(2,586)
Loss from Real Estate Ventures, net of distributions	6,924	1,890
Income tax provision	19	4
Changes in assets and liabilities:
Accounts receivable	(939)	(1,348)
Other assets	(10,491)	(14,548)
Accounts payable and accrued expenses	4,991	(1,213)
Deferred income, gains and rent	1,302	(230)
Other liabilities	(3,812)	3,360
Net cash provided by operating activities	41,176	45,058
Cash flows from investing activities:
Acquisition of properties	—	(11,432)
Proceeds from the sale of properties	79	17,711
Capital expenditures for tenant improvements	(7,202)	(13,707)
Capital expenditures for redevelopments	(6,339)	(9,973)
Capital expenditures for developments	(6,681)	(19,426)
Advances for the purchase of tenant assets, net of repayments	(443)	585
Investment in unconsolidated Real Estate Ventures	(1,884)	—
Deposits for real estate	—	(1,011)
Capital distributions from Real Estate Ventures	3,934	—
Leasing costs paid	(2,713)	(5,315)
Net cash used in investing activities	(21,249)	(42,568)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(1,945)
Proceeds from credit facility borrowings	33,000	66,000
Repayments of credit facility borrowings	(20,000)	(16,000)
Proceeds from the exercise of stock options, net	(63)	47
Shares used for employee taxes upon vesting of share awards	(758)	(722)
Repurchase and retirement of common shares	—	(53,857)
Distributions paid to shareholders	(32,516)	(33,622)
Distributions to noncontrolling interest	(187)	(187)
Net cash used in financing activities	(20,524)	(40,286)
Decrease in cash and cash equivalents and restricted cash	(597)	(37,796)
Cash and cash equivalents and restricted cash at beginning of period	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$46,480	$53,374

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499
Restricted cash, beginning of period	733	671
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170
Cash and cash equivalents, end of period	$45,717	$52,702
Restricted cash, end of period	763	672
Cash and cash equivalents and restricted cash, end of period	$46,480	$53,374
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2021 and 2020 of $1,421 and $1,201, respectively	$10,106	$12,961
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,763	32,692
Change in investment in real estate ventures as a result of deconsolidation	32,761	—
Change in operating real estate from deconsolidation of operating properties	(30,073)	—
Change in other assets as a result of deconsolidation of operating properties	(2,688)	—
Change in capital expenditures financed through accounts payable at period end	(4,827)	2,745
Change in capital expenditures financed through retention payable at period end	(3,752)	23
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,386,559	$3,474,109
Accumulated depreciation	(900,167)	(896,561)
Right of use asset - operating leases, net	20,810	20,977
Operating real estate investments, net	2,507,202	2,598,525
Construction-in-progress	264,529	210,311
Land held for development	116,902	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,916,395	2,966,005
Assets held for sale, net	7,349	7,349
Cash and cash equivalents	45,717	46,344
Accounts receivable	14,665	13,536
Accrued rent receivable, net of allowance of $5,080 and $5,086 as of March 31, 2021 and December 31, 2020, respectively	159,175	155,372
Investment in Real Estate Ventures	433,046	401,327
Deferred costs, net	83,839	84,856
Intangible assets, net	43,883	48,570
Other assets	185,844	176,747
Total assets	$3,889,913	$3,900,106
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$13,000	$—
Unsecured term loan, net	249,215	249,084
Unsecured senior notes, net	1,581,378	1,581,511
Accounts payable and accrued expenses	119,208	121,982
Distributions payable	32,763	32,706
Deferred income, gains and rent	22,416	21,396
Intangible liabilities, net	17,073	18,448
Lease liability - operating leases	22,810	22,758
Other liabilities	49,796	$47,573
Total liabilities	$2,107,659	2,095,458
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 981,634 issued and outstanding as of March 31, 2021 and December 31, 2020	12,673	11,566
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 170,663,251 and 170,572,964 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,776,347	1,800,945
Accumulated other comprehensive loss	(6,837)	(7,935)
Total Brandywine Operating Partnership, L.P.'s equity	1,769,510	1,793,010
Noncontrolling interest - consolidated real estate ventures	71	72
Total partners' equity	$1,769,581	$1,793,082
Total liabilities and partners' equity	$3,889,913	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2021	2020
Revenue
Rents	$113,484	$139,204
Third party management fees, labor reimbursement and leasing	6,651	4,954
Other	634	930
Total revenue	120,769	145,088
Operating expenses
Property operating expenses	28,935	37,461
Real estate taxes	14,761	16,787
Third party management expenses	2,978	2,662
Depreciation and amortization	40,343	52,038
General and administrative expenses	6,584	8,561
Total operating expenses	93,601	117,509
Gain on sale of real estate
Net gain on disposition of real estate	74	2,586
Net gain on sale of undepreciated real estate	1,993	—
Total gain on sale of real estate	2,067	2,586
Operating income	29,235	30,165
Other income (expense):
Interest and investment income	1,674	575
Interest expense	(16,293)	(20,009)
Interest expense - amortization of deferred financing costs	(709)	(749)
Equity in loss of Real Estate Ventures	(6,924)	(1,891)
Net income before income taxes	6,983	8,091
Income tax provision	(19)	(4)
Net income	6,964	8,087
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	1	(12)
Net income attributable to Brandywine Operating Partnership	6,965	8,075
Nonforfeitable dividends allocated to unvested restricted unitholders	(146)	(131)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$6,819	$7,944

Basic income per Common Partnership Unit	$0.04	$0.04

Diluted income per Common Partnership Unit	$0.04	$0.04

Basic weighted average common partnership units outstanding	171,606,375	177,051,602
Diluted weighted average common partnership units outstanding	172,617,754	177,635,093
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$6,964	$8,087
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	910	(8,057)
Amortization of interest rate contracts (1)	188	188
Total comprehensive income (loss)	1,098	(7,869)
Comprehensive income	8,062	218
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	1	(12)
Comprehensive income attributable to Brandywine Operating Partnership	$8,063	$206
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		6,965		(1)	6,964
Other comprehensive income			1,098		1,098
Deferred compensation obligation	(18,058)	(198)			(198)
Share-based compensation activity	108,345	2,502			2,502
Adjustment of redeemable partnership units to liquidation value at period end		(1,294)			(1,294)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,573)			(32,573)
BALANCE, March 31, 2021	170,663,251	$1,776,347	$(6,837)	$71	$1,769,581
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,964	$8,087
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	40,343	52,038
Amortization of deferred financing costs	709	749
Amortization of debt discount/(premium), net	(488)	(395)
Amortization of stock compensation costs	2,606	2,349
Straight-line rent income	(4,085)	(2,183)
Amortization of acquired above (below) market leases, net	(1,350)	(1,495)
Ground rent expense	297	366
Provision for doubtful accounts	253	213
Net gain on sale of interests in real estate	(2,067)	(2,586)
Loss from Real Estate Ventures, net of distributions	6,924	1,890
Income tax provision	19	4
Changes in assets and liabilities:
Accounts receivable	(939)	(1,348)
Other assets	(10,491)	(14,548)
Accounts payable and accrued expenses	4,991	(1,213)
Deferred income, gains and rent	1,302	(230)
Other liabilities	(3,812)	3,360
Net cash provided by operating activities	41,176	45,058
Cash flows from investing activities:
Acquisition of properties	—	(11,432)
Proceeds from the sale of properties	79	17,711
Capital expenditures for tenant improvements	(7,202)	(13,707)
Capital expenditures for redevelopments	(6,339)	(9,973)
Capital expenditures for developments	(6,681)	(19,426)
Advances for the purchase of tenant assets, net of repayments	(443)	585
Investment in unconsolidated Real Estate Ventures	(1,884)	—
Deposits for real estate	—	(1,011)
Capital distributions from Real Estate Ventures	3,934	—
Leasing costs paid	(2,713)	(5,315)
Net cash used in investing activities	(21,249)	(42,568)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(1,945)
Proceeds from credit facility borrowings	33,000	66,000
Repayments of credit facility borrowings	(20,000)	(16,000)
Proceeds from the exercise of stock options, net	(63)	47
Shares used for employee taxes upon vesting of share awards	(758)	(722)
Repurchase and retirement of common shares	—	(53,857)
Distributions paid to preferred and common partnership units	(32,703)	(33,809)
Net cash used in financing activities	(20,524)	(40,286)
Decrease in cash and cash equivalents and restricted cash	(597)	(37,796)
Cash and cash equivalents and restricted cash at beginning of period	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$46,480	$53,374

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499
Restricted cash, beginning of period	733	671
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170

Cash and cash equivalents, end of period	$45,717	$52,702
Restricted cash, end of period	763	672
Cash and cash equivalents and restricted cash, end of period	$46,480	$53,374
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2021 and 2020 of $1,421 and $1,201, respectively	$10,106	$12,961
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,763	32,692
Change in investment in real estate ventures as a result of deconsolidation	32,761	—
Change in operating real estate from deconsolidation of operating properties	(30,073)	—
Change in other assets as a result of deconsolidation of operating properties	(2,688)	—
Change in capital expenditures financed through accounts payable at period end	(4,827)	2,745
Change in capital expenditures financed through retention payable at period end	(3,752)	23
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2021, owned a 99.4% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company".
As of March 31, 2021, the Company owned 81 properties that contained an aggregate of approximately 13.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of March 31, 2021:

	Number of Properties	Rentable Square Feet
Office properties	71	12,006,744
Mixed-use properties	5	942,334
Core Properties	76	12,949,078
Development property	1	204,000
Redevelopment properties	4	498,318
The Properties	81	13,651,396
In addition to the Properties, as of March 31, 2021, the Company owned 228.5 acres of land held for development, of which 35.2 acres were held for sale. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of March 31, 2021, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 13.9 million square feet, of which 0.2 million square feet relates to 35.2 acres held for sale. As of March 31, 2021, the Company also owned economic interests in ten unconsolidated real estate ventures (collectively, the “Real Estate Ventures”) (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the Real Estate Ventures are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2021, the management company subsidiaries were managing properties containing an aggregate of approximately 24.5 million net rentable square feet, of which approximately 13.7 million net rentable square feet related to Properties owned by the Company and approximately 10.8 million net rentable square feet related to properties owned by third parties and Real Estate Ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company's Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of its significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in the Company's significant accounting policies since December 31, 2020.
Recent Accounting Pronouncements
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
3. REAL ESTATE INVESTMENTS
As of March 31, 2021 and December 31, 2020, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$391,344	$407,514
Building and improvements	2,592,548	2,665,232
Tenant improvements	402,667	401,363
Total	$3,386,559	$3,474,109
Dispositions
On February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to a newly formed joint venture with an unaffiliated third party. The project is part of the Schuylkill Yards master development. The transaction valued the Company's investment in the project at $34.8 million and resulted in deconsolidation of the property and conversion of Brandywine Opportunity Fund, L.P. to a real estate venture ("3025 JFK Venture"). The Company recorded its investment at fair value and recognized a gain of $2.0 million in "Net gain on sale of undepreciated real estate" on the Consolidated Statements of Operations. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.

Held for Sale
As of March 31, 2021 and December 31, 2020, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2021, the Company held ownership interests in ten unconsolidated real estate ventures for a net aggregate investment balance of $415.8 million, which includes a negative investment balance in one unconsolidated real estate venture of $17.2 million, reflected within "Other liabilities" on the consolidated balance sheets. As of March 31, 2021, five of the real estate ventures owned properties that contained an aggregate of approximately 8.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.0 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the Real Estate Ventures, which range from 15% to 70%, using the equity method. Certain of the Real Estate Ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the Real Estate Ventures of $2.0 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
The Company earned leasing commissions from the Real Estate Ventures of $1.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The Company had outstanding accounts receivable balances from the Real Estate Ventures of $2.1 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual Real Estate Ventures.
The following is a summary of the financial position of the Real Estate Ventures in which the Company held interests as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Net property	$1,550,425	$1,520,804
Other assets	473,771	488,805
Other liabilities	325,162	333,049
Debt, net	956,208	956,688
Equity (a)	742,826	719,872
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
The following is a summary of results of operations of the Real Estate Ventures in which the Company held interests during the three month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$53,357	$31,151
Operating expenses	(28,987)	(17,961)
Interest expense, net	(7,374)	(4,989)
Depreciation and amortization	(24,893)	(12,523)
Net loss	$(7,897)	$(4,322)
Ownership interest %	Various	Various
Company's share of loss	$(6,541)	$(1,862)
Basis adjustments and other	(383)	(29)
Equity in loss of Real Estate Ventures	$(6,924)	$(1,891)
3025 JFK Venture
On February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to the 3025 JFK Venture. The Company's initial investment in this real estate venture at February 2, 2021 was $34.8 million. The real estate venture was formed to develop a 570,000 square foot mixed-use building at property under the long-term ground lease. The estimated project cost is approximately $287 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $45 million of the project costs in exchange for a 45% preferred equity interest in the venture and the Company will retain a 55% preferred equity interest. In addition to its $34.8 million credit for contribution of the leasehold interest at 3025 JFK Venture, the Company has agreed to fund an estimated $20.2 million of project costs. The foregoing capital commitment targets are predicated upon receipt by the 3025 JFK Venture of a construction loan in the approximate amount of $187.0 million and actual amounts may vary.
Based on the facts and circumstances at the formation of the 3025 JFK Venture, the Company determined that the venture is not a variable interest entity. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the 3025 JFK Venture. Based upon each member's substantive participating rights over the activities of the 3025 JFK Venture under the related agreements, the Company does not have a controlling interest in the project as the third party investor holds substantive participating rights in the property. Therefore, the Company deconsolidated the project and the venture is accounted for under the equity method of accounting. As a result, the Company measured its equity interest at fair value based on the fair value of the project. Since the Company retains a non-controlling interest in the 3025 JFK Venture and there are no other facts and circumstances that preclude sale recognition, the contribution qualifies as the sale of a nonfinancial asset under the relevant guidance.
5. DEBT AND PREFERRED EQUITY INVESTMENTS
As of March 31, 2021, the Company held one debt investment and one preferred equity investment in entities owning real estate assets. The Company accounts for these mandatorily redeemable investments as notes receivable, which are included within “Other assets” on the consolidated balance sheets. As of March 31, 2021, all debt and preferred equity investments were performing in accordance with their respective terms and remain on accrual status.
Austin Preferred Equity Investment
On December 31, 2020, the Company invested $50.0 million in exchange for a preferred equity interest in a single-purpose entity that owns two stabilized office buildings located in Austin, Texas. The preferred equity interest accrues a 9.0% annual return, compounded and paid monthly. The investment is required to be redeemed no later than December 31, 2023 (subject to a one-year extension option).
1919 Venture Note Receivable
During 2018, each of the Company and the other equity partner in 1919 Venture, an unconsolidated real estate venture, provided a $44.4 million mortgage loan to 1919 Venture and, as a result, the Company recorded a $44.4 million related-party note receivable from 1919 Venture. The loan bears interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. 1919 Venture used the proceeds from the loans to repay its then outstanding $88.8 million construction loan.
6. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2021	2020
Fixed contractual payments	$86,380	$104,401
Variable lease payments	24,148	30,639
Total	$110,528	$135,040

7. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2021 and December 31, 2020, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$87,946	$(44,427)	$43,519
Tenant relationship value	1,737	(1,615)	122
Above market leases acquired	486	(244)	242
Total intangible assets, net	$90,169	$(46,286)	$43,883

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$30,736	$(13,663)	$17,073

	December 31, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$91,552	$(43,400)	$48,152
Tenant relationship value	2,091	(1,938)	153
Above market leases acquired	530	(265)	265
Total intangible assets, net	$94,173	$(45,603)	$48,570

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$31,263	$(12,815)	$18,448
As of March 31, 2021, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2021 (nine months remaining)	$11,931	$3,576
2022	10,050	2,682
2023	7,440	1,642
2024	5,215	1,425
2025	4,027	1,148
Thereafter	5,220	6,600
Total	$43,883	$17,073

8. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$13,000	$—	LIBOR + 1.10%	July 2022
Seven-Year Term Loan - Swapped to fixed	250,000	$250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,841,610	1,828,610
Plus: original issue premium (discount), net	9,650	10,137
Less: deferred financing costs	(7,667)	(8,152)
Total unsecured indebtedness	$1,843,593	$1,830,595
The Company utilizes borrowings under its unsecured revolving credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2021, the weighted-average interest rate on Unsecured Credit Facility borrowings was 1.2% resulting in a nominal amount of interest expense.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2021. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2021, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2021 (nine months remaining)	$—
2022	263,000
2023	350,000
2024	350,000
2025	—
Thereafter	878,610
Total principal payments	1,841,610
Net unamortized premiums/(discounts)	9,650
Net deferred financing costs	(7,667)
Outstanding indebtedness	$1,843,593
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2021 and December 31, 2020, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2021 and December 31, 2020 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,768	$1,597,295	$1,502,901	$1,607,310
Variable rate debt	$340,825	$322,044	$327,694	$308,838
Notes receivable (b)	$94,430	$97,076	$94,430	$97,372
(a)Net of deferred financing costs of $6.9 million and $7.2 million for unsecured notes payable and $0.8 million and $0.9 million for variable rate debt as of March 31, 2021 and December 31, 2020
(b)For further detail, refer to Note 5, ''Debt and Preferred Equity Investments."
The Company used quoted market prices as of March 31, 2021 and December 31, 2020 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2021. Current estimates of fair value may differ from the amounts presented herein.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2021 and December 31, 2020. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2021	12/31/2020				3/31/2021	12/31/2020
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(5,600)	$(6,627)
Swap	Interest Rate	Cash Flow	(b)	—	25,774	3.300%	December 22, 2011	January 30, 2021	—	(120)
				$250,000	$275,774
(a)Hedging unsecured variable rate debt.

(b)On January 30, 2021, the interest rate hedge contract for this swap expired.
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of March 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2021. Current estimates of fair value may differ from the amounts presented herein.
11. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $10.3 million and $10.5 million as of March 31, 2021 and December 31, 2020, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the closing price of the common shares on the balance sheet date) was approximately $12.7 million and $11.7 million as of March 31, 2021 and December 31, 2020, respectively.
12. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,964	$6,964	$8,087	$8,087
Net income attributable to noncontrolling interests	(43)	(43)	(65)	(65)
Nonforfeitable dividends allocated to unvested restricted shareholders	(146)	(146)	(131)	(131)
Net income attributable to common shareholders	$6,775	$6,775	$7,891	$7,891
Denominator
Weighted-average shares outstanding	170,624,741	170,624,741	176,069,968	176,069,968
Contingent securities/Share based compensation	—	1,011,379	—	583,491
Weighted-average shares outstanding	170,624,741	171,636,120	176,069,968	176,653,459
Earnings per Common Share:
Net income attributable to common shareholders	$0.04	$0.04	$0.04	$0.04
Redeemable common limited partnership units totaling 981,634 at March 31, 2021 and 981,634 at March 31, 2020, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2021 and 2020, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares

On February 24, 2021, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on April 21, 2021 to shareholders of record as of April 7, 2021.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the three months ended March 31, 2021, the Company did not repurchase any common shares. During the three months ended March 31, 2020, the Company repurchased and retired 5,644,200 common shares at an average price of $9.54 per share, totaling $53.9 million.
13. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,964	$6,964	$8,087	$8,087
Net (income) loss attributable to noncontrolling interests	1	1	(12)	(12)
Nonforfeitable dividends allocated to unvested restricted unitholders	(146)	(146)	(131)	(131)
Net income attributable to common unitholders	$6,819	$6,819	$7,944	$7,944
Denominator
Weighted-average units outstanding	171,606,375	171,606,375	177,051,602	177,051,602
Contingent securities/Share based compensation	—	1,011,379	—	583,491
Total weighted-average units outstanding	171,606,375	172,617,754	177,051,602	177,635,093
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	0.04	0.04	0.04	0.04
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2021 and 2020, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On February 24, 2021, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on April 21, 2021 to unitholders of record as of April 7, 2021.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2021, the Company did not repurchase any units. During the three months ended March 31, 2020, the Company retired 5,644,200 common partnership units at an average price of $9.54 per unit, totaling $53.9 million, in connection with an equal number of share repurchases.
14. SHARE BASED COMPENSATION
Restricted Share Rights Awards
As of March 31, 2021, 770,988 restricted share rights ("Restricted Share Rights") were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2021 was $3.3 million and is expected to be recognized over a weighted average remaining vesting period of 2.01 years. During the three months ended March 31, 2021 and 2020, the amortization related to outstanding Restricted Share Rights was $2.3 million (of which $0.3 million was capitalized) and $1.9 million (of which $0.3 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.

The following table summarizes the Company’s Restricted Share Rights activity during the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	488,735	$15.19
Granted	301,545	$12.58
Vested	(17,734)	$14.96
Forfeited	(1,558)	$14.99
Non-vested at March 31, 2021	770,988	$14.18
On March 4, 2021, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 252,278 Restricted Share Rights, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2021, 2020, and 2019 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional two years to fully vest. In addition to the basic award, up to an aggregate of 388,840, 316,236, and 228,858 shares may be awarded under the outperformance feature for the 2021, 2020, and 2019 awards, respectively, to those senior officers whose Restricted Share Rights awards include the "outperformance feature." As of March 31, 2021, the Company has recognized a nominal amount of compensation expense related to the outperformance feature for the 2021 award, has not recognized any compensation expense related to the outperformance feature for the 2020 award and has recognized $0.2 million related to the outperformance feature for the 2019 award. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on February 23, 2021, the Compensation Committee awarded non-officer employees an aggregate of 49,267 Restricted Share Rights that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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

	RPSU Grant Date
	2/21/2019	3/5/2020	3/5/2021	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2021	206,069	319,600	—	525,669
Granted	—	—	380,957	380,957
Non-vested at March 31, 2021	206,069	319,600	380,957	906,626
Measurement Period Commencement Date	1/1/2019	1/1/2020	1/1/2021
Measurement Period End Date	12/31/2021	12/31/2022	12/31/2023
Granted	213,728	319,600	380,957
Fair Value of Units on Grant Date (in thousands)	$4,627	$5,389	$6,389
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSUs, subject to the same terms and conditions as the original RPSUs. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the March 2021 and 2020 grants, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs for the February 2019 grant through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the three months ended March 31, 2021, the Company recognized amortization of the 2020, 2019 and 2018 RPSU awards of $0.8 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2020, amortization for the 2019, 2018 and 2017 RPSU awards was $0.6 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2021 was approximately $10.0 million and is expected to be recognized over a weighted average remaining vesting period of 2.29 years.
The Company issued 82,513 common shares on February 1, 2021 in settlement of RPSUs that had been awarded on February 28, 2018 (with a three-year measurement period ended December 31, 2020). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 20, 2021.
15. SEGMENT INFORMATION
As of March 31, 2021, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2021	December 31, 2020
Philadelphia CBD	$1,429,695	$1,433,927
Pennsylvania Suburbs	870,403	871,530
Austin, Texas	728,702	728,741
Metropolitan Washington, D.C.	270,582	352,794
Other	87,177	87,117
Operating Properties	$3,386,559	$3,474,109

Corporate
Right of use asset - operating leases, net	$20,810	$20,977
Construction-in-progress	$264,529	$210,311
Land held for development	$116,902	$117,984
Prepaid leasehold interests in land held for development, net	$27,762	$39,185
Net operating income:

	Three Months Ended March 31,
	2021			2020
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$51,227	$(17,411)	$33,816	$65,915	$(24,198)	$41,717
Pennsylvania Suburbs	31,740	(10,694)	21,046	37,237	(12,678)	24,559
Austin, Texas	26,175	(9,720)	16,455	26,581	(10,145)	16,436
Metropolitan Washington, D.C.	4,675	(4,199)	476	10,754	(5,512)	5,242
Other	3,213	(2,282)	931	3,652	(2,693)	959
Corporate	3,739	(2,368)	1,371	949	(1,684)	(735)
Operating properties	$120,769	$(46,674)	$74,095	$145,088	$(56,910)	$88,178

(a)Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended March 31,
	March 31, 2021	December 31, 2020	2021	2020
Philadelphia CBD	$300,694	$268,562	$(4,279)	$78
Metropolitan Washington, D.C.	99,617	99,769	(417)	(449)
Mid-Atlantic Office JV	32,735	32,996	207	—
MAP Venture	(17,223)	(11,516)	(2,435)	(1,520)
Total	$415,823	$389,811	$(6,924)	$(1,891)
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the primary measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The

Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income, as defined by GAAP, to consolidated NOI, (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$6,964	$8,087
Plus:
Interest expense	16,293	20,009
Interest expense - amortization of deferred financing costs	709	749
Depreciation and amortization	40,343	52,038
General and administrative expenses	6,584	8,561
Equity in loss of Real Estate Ventures	6,924	1,891
Less:
Interest and investment income	1,674	575
Income tax provision	(19)	(4)
Net gain on disposition of real estate	74	2,586
Net gain on sale of undepreciated real estate	1,993	—
Consolidated net operating income	$74,095	$88,178
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
Debt Guarantees
As of March 31, 2021, the Company’s Real Estate Ventures had aggregate indebtedness of $961.9 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of March 31, 2021, the $150.0 million construction loan obtained by 4040 Wilson, located in Arlington, Virginia, for which the Company has a payment guarantee up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by the Real Estate Ventures, including 4040 Wilson, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development.
Impact of Natural Disasters and Casualty
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses is considered a gain contingency and is not recorded until the proceeds are received.

In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the three months ended March 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million. During the three months ended March 31, 2021, the Company has recorded an estimated $6.4 million of restoration costs, which are included in Accounts payable and accrued expenses on the consolidated balance sheets. During the three months ended March 31, 2021, the Company has received $4.0 million of insurance proceeds and recognized an insurance receivable of $3.6 million, which is included in Other assets on the consolidated balance sheets.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2021, had $7.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2021, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.5 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $2.1 million has been contributed by the Company as of March 31, 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 pandemic, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2021, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants, employees, and business partners. Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic, could result in a reduction of the availability of financing and potentially in higher borrowing costs. Vacancy rates may increase, and rental rates and rent collection rates may decline, during the remainder of 2021 and possibly beyond as the current economic climate may negatively impact tenants.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2021 was 90.3% compared to 93.3% at March 31, 2020.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,949,078	15,978,965
Occupancy percentage (end of period)	90.3%	93.3%
Average occupancy percentage	90.4%	93.0%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	51.9%	75.6%
New leases and expansions commenced (square feet)	29,103	224,417
Leases renewed (square feet)	166,824	87,449
Net absorption (square feet)	(165,126)	62,507
Percentage change in rental rates per square feet (4):
New and expansion rental rates	8.7%	21.1%
Renewal rental rates	8.2%	8.6%
Combined rental rates	8.3%	15.7%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$2.93	$6.28
Tenant Improvements (per square feet)	$8.16	$18.02
Weighted average lease term (years)	3.3	6.7
Total capital per square foot per lease year	$3.25	$3.96
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.9% of our aggregate final annualized base rents as of March 31, 2021 (representing approximately 3.5% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2021. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accounts receivable reserve policy in light of our tenant base and general and local economic conditions. Our accounts receivable allowance was $5.1 million or 2.9% of total receivables (including accrued rent receivable) as of both March 31, 2021 and December 31, 2020.

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
As of March 31, 2021 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021	Development	205,803	$122,000	$73,000
3000 Market Street (b)	Philadelphia, PA	Q3 2021	Redevelopment	64,070	$35,000	$20,700
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Estimated costs include $12.8 million of existing property basis.
In addition to the properties listed above, we have classified one office building in Radnor, Pennsylvania, one office building in Herndon, Virginia, and one parking facility in Philadelphia, Pennsylvania as redevelopment.
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
Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2020.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2021 and 2020. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 15, ''Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 15, ''Segment Information” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended March 31, 2021 and March 31, 2020
The following comparison for the three months ended March 31, 2021 to the three months ended March 31, 2020, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 12.5 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended March 31, 2021 and 2020. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2020 and owned and consolidated through March 31, 2021, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2021 and 2020,
(c)"Recently Completed/Acquired Properties," which represents three properties placed into service or acquired on or subsequent to January 1, 2020,
(d)"Development/Redevelopment Properties," which represents five properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"Q1 2020 through Q1 2021 Dispositions," which represents 15 properties disposed of from January 1, 2020 through March 31, 2021.

Comparison of three months ended March 31, 2021 to the three months ended March 31, 2020

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	2021	2020	$ Change	% Change
Revenue:
Rents	$106.9	$107.4	$(0.5)	(0.5)%	$4.1	$1.4	$0.1	$2.6	$2.5	$27.8	$113.6	$139.2	$(25.6)	(18.4)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.7	5.0	6.7	5.0	1.7	34.0%
Other	0.2	0.3	(0.1)	(33.3)%	—	—	—	—	0.4	0.6	0.6	0.9	(0.3)	(33.3)%
Total revenue	107.1	107.7	(0.6)	(0.6)%	4.1	1.4	0.1	2.6	9.6	33.4	120.9	145.1	(24.2)	(16.7)%
Property operating expenses	26.9	28.0	(1.1)	(3.9)%	1.2	0.7	(0.5)	0.2	1.3	8.6	28.9	37.5	(8.6)	(22.9)%
Real estate taxes	12.9	12.7	0.2	1.6%	0.2	0.2	0.9	0.5	0.8	3.4	14.8	16.8	(2.0)	(11.9)%
Third party management expenses	—	—	—	—%	—	—	—	—	3.0	2.7	3.0	2.7	0.3	11.1%
Net operating income	67.3	67.0	0.3	0.4%	2.7	0.5	(0.3)	1.9	4.5	18.7	74.2	88.1	(13.9)	(15.8)%
Depreciation and amortization	35.9	39.4	(3.5)	(8.9)%	1.8	0.7	0.4	0.8	2.3	11.1	40.4	52.0	(11.6)	(22.3)%
General & administrative expenses	—	—	—	—%	—	—	—	—	6.6	8.6	6.6	8.6	(2.0)	(23.3)%
Net gain on disposition of real estate											(0.1)	(2.6)	2.5	(96.2)%
Net gain on sale of undepreciated real estate											(2.0)	—	(2.0)	—%
Operating income (loss)	$31.4	$27.6	$3.8	13.8%	$0.9	$(0.2)	$(0.7)	$1.1	$(4.4)	$(1.0)	$29.3	$30.1	$(0.8)	(2.7)%
Number of properties	73	73			3		5				81
Square feet	12.5	12.5			0.5		0.7				13.9
Core Occupancy % (b)	90.1%	93.0%			94.6%
Other Income (Expense):
Interest and investment income											1.7	0.6	1.1	183.3%
Interest expense											(16.3)	(20.0)	3.7	(18.5)%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of Real Estate Ventures											(6.9)	(1.9)	(5.0)	263.2%
Net income											$7.1	$8.1	$(1.0)	(12.3)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.04	$0.04	$—	—%

(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio decreased primarily as a result of the following:
•$24.3 million decrease related to the Q1 2020 through Q1 2021 Dispositions;
•$2.4 million decrease related to a property that has been vacated and placed into redevelopment in the Metropolitan Washington D.C. segment;
•$0.9 million decrease related to reduced parking income as a result of the COVID-19 pandemic;
•$0.9 million decrease related to the move out of a large tenant at an office property in our Pennsylvania Suburbs segment at the end of 2020; and,
•$2.7 million offsetting increase related to the Recently Completed/Acquired Properties.

Third party management fees, labor reimbursement, and leasing income increased primarily due to $1.0 million of fees earned from the Mid-Atlantic Office Venture formed in the fourth quarter of 2020 and $0.7 million of fees earned from the Commerce Square Venture formed in the third quarter of 2020.
Property Operating Expenses
Property operating expenses across our Total Portfolio decreased primarily as a result of the following:
•$7.5 million decrease related to the Q1 2020 through Q1 2021 Dispositions; and
•$1.1 million decrease across our Same Store Property Portfolio primarily due to decreased use of our properties by the tenants during the COVID-19 pandemic.

Real Estate Taxes
The decrease in Real estate taxes is primarily driven by a $2.7 million decrease related to the Q1 2020 through Q1 2021 Dispositions. The offsetting $0.7 million increase is primarily the result of acquisition of 250 King of Prussia Road in our Pennsylvania Suburbs Segment and miscellaneous increases in tax assessments across our Total Portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of the following:
•$9.0 million decrease related to the Q1 2020 through Q1 2021 Dispositions;
•$3.5 million decrease at the Same Store Property Portfolio, largely due to the completion of amortization of acquired in-place lease intangibles; and
•$0.4 million decrease related to the Development/Redevelopment properties primarily related to a property in our Philadelphia CBD segment that was taken out of service for redevelopment.
These decreases were partially offset by a $1.1 million increase related to the Recently Completed/Acquired properties.
General and Administrative
General and administrative expense decreased primarily as a result of a $2.4 million recovery of previously expensed legal fees incurred in pursuit of a settlement that was received in the first quarter of 2021. The offsetting $0.4 million is primarily related to increased stock compensation expense as a result of changes to the vesting period for retirement eligible officers beginning with the 2020 awards.
Net Gain on Disposition of Real Estate
The gain of $2.6 million recognized during the three months ended March 31, 2020 is primarily related to the disposition of 52 East Swedesford Road, an office property in our Pennsylvania Suburbs Segment.
Net Gain on Sale of Undepreciated Real Estate
The gain of $2.0 million recognized during the three months ended March 31, 2021 is due to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Interest and Investment Income
Interest income increased primarily due to $1.2 million of preferred return earned during the first quarter of 2021 from our Austin Preferred Equity Investment, which closed on December 31, 2020.
Interest Expense
The decrease in interest expense is primarily driven by the following:
•$2.2 million decrease due to deconsolidation of One Commerce Square and Two Commerce Square and the associated mortgage loans on July 21, 2020;
•$0.8 million reduction to prior period accretions of interest expense on account of a contingent payment to an unaffiliated third party, a portion of which contingent payment ceased to be probable in the third quarter of fiscal 2020 due to the then anticipated purchase of the Two Logan Square mortgage; and,
•$0.2 million decrease due to capitalized interest on our investment in 3025 JFK Venture.
The remaining decrease is primarily related to lower interest rates during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Equity in loss of Real Estate Ventures
Equity in loss of Real Estate Ventures increased primarily due to the following:
•$4.2 million in net losses associated with our Commerce Square Venture formed on July 21, 2020; and
•$0.9 million increase related to our MAP Venture due to lower revenues driven by lower occupancy during the first quarter of 2021 than 2020.

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
As of March 31, 2021, the Parent Company owned a 99.4% interest in the Operating Partnership. The remaining interest of approximately 0.6% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2021 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of March 31, 2021 we were in compliance with all of our debt covenants and requirement obligations.
In addition, we are continuing to monitor the ongoing COVID-19 pandemic and the related economic impacts, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain and continues to evolve globally. However, if the pandemic continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations. We collected 98.9% of total cash-based rent due from tenants during the first quarter of 2021, which reflects a 99.1% collection rate from our office tenants.
We have granted rent relief requests primarily to our co-working and retail tenants. The relief requests have substantially all been in the form of rent deferral for varying lengths of time, but were/are primarily being repaid in 2020 and 2021. For those tenants we believe require rent relief, we have granted deferrals and, in some instances, rent abatements while receiving extended lease terms through favorable lease extensions. To date, we have provided $4.9 million of rent relief to 65 tenants approximating 0.9 million square feet. The deferrals represent approximately 1.0% of annualized revenue. We continue to assess the merits of rent deferral requests and can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured obligations, which, as of March 31, 2021, amounted to $1,841.6 million. We did not have any secured debt obligations as of March 31, 2021.
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
See Note 12, ''Beneficiaries' Equity of the Parent Company” to our Consolidated Financial Statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured revolving credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2021, we did not have any property dispositions with the exception of our contribution of an investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development to 3025 JFK Venture.
As of March 31, 2021, we had $45.7 million of cash and cash equivalents and $585.7 million of available borrowings under our unsecured revolving credit facility, net of $1.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2021 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2021 and December 31, 2020, we maintained cash and cash equivalents and restricted cash of $46.5 million and $47.1 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2021	2020	(Decrease) Increase
Operating	$41,176	$45,058	$(3,882)
Investing	(21,249)	(42,568)	21,319
Financing	(20,524)	(40,286)	19,762
Net cash flows	$(597)	$(37,796)	$37,199
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$11,432
Capital expenditures and capitalized interest	22,884
Capital improvements/acquisition deposits/leasing costs	2,585
Joint venture investments	(1,884)
Distributions from joint ventures	3,934
Proceeds from the sale of properties	(17,632)
Decrease in net cash used in investing activities	$21,319
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(33,000)
Repayments of debt obligations	(2,055)
Proceeds from the exercise of stock options, net	(110)
Repurchase and retirement of common shares	53,857
Other financing activities	(36)
Dividends and distributions paid	1,106
Decrease in net cash used in financing activities	$19,762

Capitalization
Indebtedness
The table below summarizes indebtedness under our mortgage notes payable and our unsecured debt at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,775,774
Variable rate - unhedged	91,610	52,836
Total	$1,841,610	$1,828,610
Percent of Total Debt:
Fixed rate	95.0%	97.1%
Variable rate - unhedged	5.0%	2.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	1.6%	1.5%
Total	3.7%	3.8%
Weighted-average maturity in years:
Fixed rate	4.8	5.2
Variable rate - unhedged	12.5	14.6
Total	5.2	5.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2021 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2021 (nine months remaining)	$—	—%
2022	263,000	2.84%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	—	—%
2027	450,000	4.03%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
Thereafter	78,610	1.47%
Totals	$1,841,610	3.72%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2021.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 12, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2021.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations.
There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2021.
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
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$6,819	$7,944
Add (deduct):
Amount allocated to unvested restricted unitholders	146	131
Net gain on disposition of real estate	(74)	(2,586)
Depreciation and amortization:
Real property	31,534	38,353
Leasing costs including acquired intangibles	8,280	13,199
Company’s share of unconsolidated real estate ventures	13,731	4,599
Partners’ share of consolidated real estate ventures	(5)	(60)
Funds from operations	$60,431	$61,580
Funds from operations allocable to unvested restricted shareholders	(213)	(190)
Funds from operations available to common share and unit holders (FFO)	$60,218	$61,390
Weighted-average shares/units outstanding — basic (a)	171,606,375	177,051,602
Weighted-average shares/units outstanding — fully diluted (a)	172,617,754	177,635,093
(a)Includes common share and partnership units outstanding through the three months ended March 31, 2021 and 2020, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2021, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding principal balance of $13.0 million and an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of March 31, 2021, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,597.3 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $16.0 million at March 31, 2021.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $341.6 million and $328.6 million at March 31, 2021 and December 31, 2020, respectively. The total fair value of our variable rate debt was approximately $322.0 million and $308.8 million at March 31, 2021 and December 31, 2020, respectively. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.0 million at March 31, 2021. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $12.1 million.
These amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
Item 4. Controls and Procedures
Controls and Procedures (Parent Company)
(a)Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Parent Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this quarterly report. Based on this evaluation, the Parent Company’s principal executive officer and principal financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
(b)Changes in internal control over financial reporting. There was no change in the Parent Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.
Controls and Procedures (Operating Partnership)
(a)Evaluation of disclosure controls and procedures. Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report. Based on this evaluation, the Operating Partnership’s principal executive officer and principal financial officer have concluded that the Operating Partnership’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
(b)Changes in internal control over financial reporting. There was no change in the Operating Partnership’s internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2021 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program, or other repurchases of equity securities of the Parent Company or the Operating Partnership, during the fiscal quarter ended March 31, 2021. As of March 31, 2021, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Form of 2021-2023 Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2021 and incorporated herein by reference).**
	10.2	2021-2023 Performance Share Unit Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2021 and incorporated herein by reference).**
	10.3	Form of Restricted Common Share Rights Award (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 10, 2021 and incorporated herein by reference).**
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	May 5, 2021	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	May 5, 2021	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)