Form 10-Q
period 2021-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2021-10-29
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
2929 Arch Street
Suite 1800
Philadelphia, PA 19104
(Address of principal executive offices) (Zip Code)
(610) 325-5600
(Registrant’s telephone number, including area code)
2929 Walnut Street
Suite 1700
Philadelphia, PA 19104
(Former address)
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
A total of 171,126,257 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 25, 2021.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2021, owned a 99.5% interest in the Operating Partnership. The remaining 0.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,437,074	$3,474,109
Accumulated depreciation	(957,793)	(896,561)
Right of use asset - operating leases, net	20,478	20,977
Operating real estate investments, net	2,499,759	2,598,525
Construction-in-progress	266,263	210,311
Land held for development	118,684	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,912,468	2,966,005
Assets held for sale, net	562	7,349
Cash and cash equivalents	42,484	46,344
Accounts receivable	11,645	13,536
Accrued rent receivable, net of allowance of $4,133 and $5,086 as of September 30, 2021 and December 31, 2020, respectively	165,564	155,372
Investment in unconsolidated real estate ventures	449,658	401,327
Deferred costs, net	81,632	84,856
Intangible assets, net	34,514	48,570
Other assets	131,230	176,747
Total assets	$3,829,757	$3,900,106
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured term loan, net	$249,477	$249,084
Unsecured senior notes, net	1,581,112	1,581,511
Accounts payable and accrued expenses	133,615	121,982
Distributions payable	32,763	32,706
Deferred income, gains and rent	21,861	21,396
Intangible liabilities, net	14,451	18,448
Lease liability - operating leases	22,911	22,758
Other liabilities	48,090	47,573
Total liabilities	$2,104,280	$2,095,458
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,126,257 and 170,572,964 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,712	1,707
Additional paid-in-capital	3,145,209	3,138,152
Deferred compensation payable in common shares	18,491	17,516
Common shares in grantor trust, 1,169,703 and 1,160,494 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	(18,491)	(17,516)
Cumulative earnings	1,117,804	1,110,083
Accumulated other comprehensive loss	(4,333)	(7,561)
Cumulative distributions	(2,545,979)	(2,448,238)
Total Brandywine Realty Trust's equity	1,714,413	1,794,143
Noncontrolling interests	11,064	10,505
Total beneficiaries' equity	$1,725,477	$1,804,648
Total liabilities and beneficiaries' equity	$3,829,757	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Rents	$112,159	$121,277	$336,878	$392,661
Third party management fees, labor reimbursement and leasing	6,500	4,324	19,778	13,339
Other	1,759	505	4,633	2,031
Total revenue	120,418	126,106	361,289	408,031
Operating expenses
Property operating expenses	30,304	31,567	88,503	102,320
Real estate taxes	13,421	14,923	42,784	48,525
Third party management expenses	3,327	2,509	9,866	7,546
Depreciation and amortization	48,175	43,533	131,303	145,314
General and administrative expenses	7,076	7,069	22,016	23,973
Total operating expenses	102,303	99,601	294,472	327,678
Gain on sale of real estate
Net gain on disposition of real estate	—	271,901	142	274,487
Net gain on sale of undepreciated real estate	910	—	2,903	201
Total gain on sale of real estate	910	271,901	3,045	274,688
Operating income	19,025	298,406	69,862	355,041
Other income (expense):
Interest and investment income	4,494	467	7,845	1,487
Interest expense	(15,190)	(16,310)	(46,973)	(56,510)
Interest expense - amortization of deferred financing costs	(709)	(715)	(2,127)	(2,195)
Equity in loss of unconsolidated real estate ventures	(6,634)	(5,788)	(20,798)	(9,882)
Net gain on real estate venture transactions	—	75	—	75
Net income before income taxes	986	276,135	7,809	288,016
Income tax (provision) benefit	(12)	(2)	(46)	224
Net income	974	276,133	7,763	288,240
Net income attributable to noncontrolling interests	(7)	(1,612)	(42)	(1,701)
Net income attributable to Brandywine Realty Trust	967	274,521	7,721	286,539
Nonforfeitable dividends allocated to unvested restricted shareholders	(91)	(93)	(331)	(317)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$876	$274,428	$7,390	$286,222

Basic income per Common Share	$0.01	$1.61	$0.04	$1.66

Diluted income per Common Share	$0.01	$1.60	$0.04	$1.66

Basic weighted average shares outstanding	170,907,018	170,573,028	170,794,585	172,380,410
Diluted weighted average shares outstanding	172,237,194	171,026,492	172,077,950	172,735,436

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$974	$276,133	$7,763	$288,240
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	911	1,040	2,681	(6,979)
Amortization of interest rate contracts (1)	188	188	564	564
Total comprehensive income (loss)	1,099	1,228	3,245	(6,415)
Comprehensive income	2,073	277,361	11,008	281,825
Comprehensive income attributable to noncontrolling interest	(12)	(1,619)	(59)	(1,665)
Comprehensive income attributable to Brandywine Realty Trust	$2,061	$275,742	$10,949	$280,160
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
Net income							6,921			43	6,964
Other comprehensive income								1,092		6	1,098
Share-based compensation activity	108,345	12,719		2,502							2,502
Share Issuance from/(to) Deferred Compensation Plan	(18,058)	(61,436)		(198)	142	(142)					(198)
Distributions declared ($0.19 per share)									(32,573)	(187)	(32,760)
BALANCE, March 31, 2021	170,663,251	1,111,777	$1,707	$3,140,456	$17,658	$(17,658)	$1,117,004	$(6,469)	$(2,480,811)	$10,367	$1,782,254
Net loss							(167)			(8)	(175)
Other comprehensive income								1,042		6	1,048
Issuance of partnership interest in consolidated real estate ventures										2,289	2,289
Redemption of LP Units										(2,334)	(2,334)
Share-based compensation activity	237,240	63,566	2	688							690
Share Issuance from/(to) Deferred Compensation Plan					833	(833)					—
Reallocation of Noncontrolling interest				(569)						569	—
Distributions declared ($0.19 per share)									(32,562)	(157)	(32,719)
BALANCE, June 30, 2021	170,900,491	1,175,343	$1,709	$3,140,575	$18,491	$(18,491)	$1,116,837	$(5,427)	$(2,513,373)	$10,732	$1,751,053
Net income							967			7	974
Other comprehensive income								1,094		5	1,099
Issuance of Common Shares of Beneficial Interest	226,695		3	3,049							3,052
Issuance of partnership interest in consolidated real estate ventures										476	476
Share-based compensation activity	(929)	(5,640)		1,585							1,585
Distributions declared $0.19 per share)									(32,606)	(156)	(32,762)
BALANCE, September 30, 2021	171,126,257	1,169,703	$1,712	$3,145,209	$18,491	$(18,491)	$1,117,804	$(4,333)	$(2,545,979)	$11,064	$1,725,477
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, beginning of period	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							8,022			65	8,087
Other comprehensive loss								(7,825)		(44)	(7,869)
Repurchase and retirement of Common Shares of Beneficial Interest	(5,644,200)		(57)	(53,801)							(53,858)
Share-based compensation activity	142,468	50,967	1	2,030							2,031
Share Issuance from/(to) Deferred Compensation Plan	(12,376)	(38,726)		(193)	796	(796)					(193)
Distributions declared $0.19 per share)									(32,500)	(187)	(32,687)
BALANCE, March 31, 2020	170,965,987	1,117,783	$1,710	$3,140,194	$17,012	$(17,012)	$812,578	$(10,195)	$(2,350,733)	$10,260	$1,603,814
Net income							3,996			24	4,020
Other comprehensive income								225		1	226
Repurchase and retirement of Common Shares of Beneficial Interest	(604,283)		(5)	(6,136)							(6,141)
Share-based compensation activity	166,628		2	1,666							1,668
Share Issuance from/(to) Deferred Compensation Plan	44,827	42,906		(11)	504	(504)					(11)
Reallocation of Noncontrolling interest				(123)						123	—
Distributions declared ($0.19 per share)									(32,540)	(187)	(32,727)
BALANCE, June 30, 2020	170,573,159	1,160,689	$1,707	$3,135,590	$17,516	$(17,516)	$816,574	$(9,970)	$(2,383,273)	$10,221	$1,570,849
Net income							274,521			1,612	276,133
Other comprehensive income								1,221		7	1,228
Impact of deconsolidation of real estate venture										(1,017)	(1,017)
Distributions from consolidated real estate ventures										(22)	(22)
Share-based compensation activity				1,263							1,263
Share Issuance from/(to) Deferred Compensation Plan	(195)	(195)		(2)							(2)
Distributions declared $0.19 per share)									(32,463)	(187)	(32,650)
BALANCE, September 30, 2020	170,572,964	1,160,494	$1,707	$3,136,851	$17,516	$(17,516)	$1,091,095	$(8,749)	$(2,415,736)	$10,614	$1,815,782
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,763	$288,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,303	145,314
Amortization of deferred financing costs	2,127	2,195
Amortization of debt discount/(premium), net	(1,463)	(55)
Amortization of stock compensation costs	5,732	5,544
Straight-line rent income	(10,641)	(8,903)
Amortization of acquired above (below) market leases, net	(3,929)	(3,657)
Ground rent expense	712	1,092
Provision for doubtful accounts	940	1,041
Net gain on sale of interests in real estate	(3,045)	(274,688)
Loss from unconsolidated real estate ventures, net of distributions	20,798	9,880
Income tax provision (benefit)	46	(224)
Changes in assets and liabilities:
Accounts receivable	672	(6,263)
Other assets	(8,562)	(7,527)
Accounts payable and accrued expenses	3,650	10,782
Deferred income, gains and rent	914	(8,856)
Other liabilities	(6,298)	8,549
Net cash provided by operating activities	140,719	162,464
Cash flows from investing activities:
Acquisition of properties	—	(11,432)
Proceeds from the sale of properties	10,303	122,055
Proceeds from insurance	1,250	—
Proceeds from note receivable	50,000	—
Capital expenditures for tenant improvements	(30,168)	(55,262)
Capital expenditures for redevelopments	(18,705)	(18,664)
Capital expenditures for developments	(26,694)	(51,435)
Advances for the purchase of tenant assets, net of repayments	279	1,265
Investment in unconsolidated real estate ventures	(27,210)	(719)
Capital distributions from unconsolidated real estate ventures	7,499	6,916
Leasing costs paid	(11,475)	(16,747)
Net cash used in investing activities	(44,921)	(24,023)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(6,105)
Proceeds from credit facility borrowings	116,000	170,500
Repayments of credit facility borrowings	(116,000)	(170,500)
Exercise of stock options, net	(63)	47
Shares used for employee taxes upon vesting of share awards	(1,762)	(1,346)
Partner contributions to consolidated real estate venture	2,765	—
Repurchase and retirement of common shares	—	(60,000)
Redemption of limited partnership units	(2,334)	—
Distributions paid to shareholders	(97,637)	(98,651)
Distributions to noncontrolling interest	(547)	(561)
Net cash used in financing activities	(99,578)	(166,616)
Decrease in cash and cash equivalents and restricted cash	(3,780)	(28,175)
Cash and cash equivalents and restricted cash at beginning of period	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$43,297	$62,995

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499
Restricted cash, beginning of period	733	671
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170
Cash and cash equivalents, end of period	$42,484	$62,256
Restricted cash, end of period	813	739
Cash and cash equivalents and restricted cash, end of period	$43,297	$62,995
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2021 and 2020 of $6,348 and $3,462, respectively	$45,786	$51,733
Cash paid for income taxes	23	719
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,763	32,705
Change in investment in real estate ventures as a result of dispositions	32,761	—
Change in operating real estate from deconsolidation of operating properties	(30,073)	269,268
Change in investment in real estate ventures from deconsolidation of operating properties	—	(263,358)
Change in mortgage notes payable from deconsolidation of operating properties	—	(220,271)
Change in other assets as a result of deconsolidation of operating properties	(2,688)	—
Change in capital expenditures financed through accounts payable at period end	6,653	(8,244)
Change in capital expenditures financed through retention payable at period end	(1,473)	754
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,437,074	$3,474,109
Accumulated depreciation	(957,793)	(896,561)
Right of use asset - operating leases, net	20,478	20,977
Operating real estate investments, net	2,499,759	2,598,525
Construction-in-progress	266,263	210,311
Land held for development	118,684	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,912,468	2,966,005
Assets held for sale, net	562	7,349
Cash and cash equivalents	42,484	46,344
Accounts receivable	11,645	13,536
Accrued rent receivable, net of allowance of $4,133 and $5,086 as of September 30, 2021 and December 31, 2020, respectively	165,564	155,372
Investment in unconsolidated real estate ventures	449,658	401,327
Deferred costs, net	81,632	84,856
Intangible assets, net	34,514	48,570
Other assets	131,230	176,747
Total assets	$3,829,757	$3,900,106
LIABILITIES AND PARTNERS' EQUITY
Unsecured term loan, net	$249,477	$249,084
Unsecured senior notes, net	1,581,112	1,581,511
Accounts payable and accrued expenses	133,615	121,982
Distributions payable	32,763	32,706
Deferred income, gains and rent	21,861	21,396
Intangible liabilities, net	14,451	18,448
Lease liability - operating leases	22,911	22,758
Other liabilities	48,090	47,573
Total liabilities	$2,104,280	$2,095,458
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 823,983 and 981,634 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11,170	11,566
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,126,257 and 170,572,964 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,718,929	1,800,945
Accumulated other comprehensive loss	(4,690)	(7,935)
Total Brandywine Operating Partnership, L.P.'s equity	1,714,239	1,793,010
Noncontrolling interest - consolidated real estate ventures	68	72
Total partners' equity	$1,714,307	$1,793,082
Total liabilities and partners' equity	$3,829,757	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Rents	$112,159	$121,277	$336,878	$392,661
Third party management fees, labor reimbursement and leasing	6,500	4,324	19,778	13,339
Other	1,759	505	4,633	2,031
Total revenue	120,418	126,106	361,289	408,031
Operating expenses
Property operating expenses	30,304	31,567	88,503	102,320
Real estate taxes	13,421	14,923	42,784	48,525
Third party management expenses	3,327	2,509	9,866	7,546
Depreciation and amortization	48,175	43,533	131,303	145,314
General and administrative expenses	7,076	7,069	22,016	23,973
Total operating expenses	102,303	99,601	294,472	327,678
Gain on sale of real estate
Net gain on disposition of real estate	—	271,901	142	274,487
Net gain on sale of undepreciated real estate	910	—	2,903	201
Total gain on sale of real estate	910	271,901	3,045	274,688
Operating income	19,025	298,406	69,862	355,041
Other income (expense):
Interest and investment income	4,494	467	7,845	1,487
Interest expense	(15,190)	(16,310)	(46,973)	(56,510)
Interest expense - amortization of deferred financing costs	(709)	(715)	(2,127)	(2,195)
Equity in loss of unconsolidated real estate ventures	(6,634)	(5,788)	(20,798)	(9,882)
Net gain on real estate venture transactions	—	75	—	75
Net income before income taxes	986	276,135	7,809	288,016
Income tax (provision) benefit	(12)	(2)	(46)	224
Net income	974	276,133	7,763	288,240
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	2	2	4	(20)
Net income attributable to Brandywine Operating Partnership	976	276,135	7,767	288,220
Nonforfeitable dividends allocated to unvested restricted unitholders	(91)	(93)	(331)	(317)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$885	$276,042	$7,436	$287,903

Basic income per Common Partnership Unit	$0.01	$1.61	$0.04	$1.66

Diluted income per Common Partnership Unit	$0.01	$1.60	$0.04	$1.66

Basic weighted average common partnership units outstanding	171,731,001	171,554,662	171,710,387	173,362,044
Diluted weighted average common partnership units outstanding	173,061,177	172,008,126	172,993,752	173,717,070
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$974	$276,133	$7,763	$288,240
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	911	1,040	2,681	(6,979)
Amortization of interest rate contracts (1)	188	188	564	564
Total comprehensive income (loss)	1,099	1,228	3,245	(6,415)
Comprehensive income	2,073	277,361	11,008	281,825
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	2	2	4	(20)
Comprehensive income attributable to Brandywine Operating Partnership	$2,075	$277,363	$11,012	$281,805
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, beginning of period	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		6,965		(1)	6,964
Other comprehensive income			1,098		1,098
Deferred compensation obligation	(18,058)	(198)			(198)
Share-based compensation activity	108,345	2,502			2,502
Adjustment of redeemable partnership units to liquidation value at period end		(1,294)			(1,294)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,573)			(32,573)
BALANCE, March 31, 2021	170,663,251	$1,776,347	$(6,837)	$71	$1,769,581
Net loss		(174)		(1)	(175)
Other comprehensive income			1,048		1,048
Repurchase and retirement of LP units		(2,334)			(2,334)
Issuance of partnership interest in consolidated real estate ventures		2,289			2,289
Share-based compensation activity	237,240	690			690
Adjustment of redeemable partnership units to liquidation value at period end		1,066			1,066
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,562)			(32,562)
BALANCE, June 30, 2021	170,900,491	$1,745,322	$(5,789)	$70	$1,739,603
Net income		976		(2)	974
Other comprehensive income			1,099		1,099
Issuance of LP Units	226,695	3,052			3,052
Issuance of partnership interest in consolidated real estate ventures		476			476
Share-based compensation activity	(929)	1,585			1,585
Adjustment of redeemable partnership units to liquidation value at period end		124			124
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,606)			(32,606)
BALANCE, September 30, 2021	171,126,257	$1,718,929	$(4,690)	$68	$1,714,307
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$7,763	$288,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,303	145,314
Amortization of deferred financing costs	2,127	2,195
Amortization of debt discount/(premium), net	(1,463)	(55)
Amortization of stock compensation costs	5,732	5,544
Straight-line rent income	(10,641)	(8,903)
Amortization of acquired above (below) market leases, net	(3,929)	(3,657)
Ground rent expense	712	1,092
Provision for doubtful accounts	940	1,041
Net gain on sale of interests in real estate	(3,045)	(274,688)
Loss from unconsolidated real estate ventures, net of distributions	20,798	9,880
Income tax provision (benefit)	46	(224)
Changes in assets and liabilities:
Accounts receivable	672	(6,263)
Other assets	(8,562)	(7,527)
Accounts payable and accrued expenses	3,650	10,782
Deferred income, gains and rent	914	(8,856)
Other liabilities	(6,298)	8,549
Net cash provided by operating activities	140,719	162,464
Cash flows from investing activities:
Acquisition of properties	—	(11,432)
Proceeds from the sale of properties	10,303	122,055
Proceeds from insurance	1,250	—
Proceeds from note receivable	50,000	—
Capital expenditures for tenant improvements	(30,168)	(55,262)
Capital expenditures for redevelopments	(18,705)	(18,664)
Capital expenditures for developments	(26,694)	(51,435)
Advances for the purchase of tenant assets, net of repayments	279	1,265
Investment in unconsolidated real estate ventures	(27,210)	(719)
Capital distributions from unconsolidated real estate ventures	7,499	6,916
Leasing costs paid	(11,475)	(16,747)
Net cash used in investing activities	(44,921)	(24,023)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(6,105)
Proceeds from credit facility borrowings	116,000	170,500
Repayments of credit facility borrowings	(116,000)	(170,500)
Exercise of stock options, net	(63)	47
Shares used for employee taxes upon vesting of share awards	(1,762)	(1,346)
Partner contributions to consolidated real estate venture	2,765	—
Repurchase and retirement of common shares	—	(60,000)
Redemption of limited partnership units	(2,334)	—
Distributions paid to preferred and common partnership units	(98,184)	(99,212)
Net cash used in financing activities	(99,578)	(166,616)
Decrease in cash and cash equivalents and restricted cash	(3,780)	(28,175)
Cash and cash equivalents and restricted cash at beginning of period	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$43,297	$62,995

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499
Restricted cash, beginning of period	733	671
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170

Cash and cash equivalents, end of period	$42,484	$62,256
Restricted cash, end of period	813	739
Cash and cash equivalents and restricted cash, end of period	$43,297	$62,995
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2021 and 2020 of $6,348 and $3,462, respectively	$45,786	$51,733
Cash paid for income taxes	23	719
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,763	32,705
Change in investment in real estate ventures as a result of dispositions	32,761	—
Change in operating real estate from deconsolidation of operating properties	(30,073)	269,268
Change in investment in real estate ventures from deconsolidation of operating properties	—	(263,358)
Change in mortgage notes payable from deconsolidation of operating properties	—	(220,271)
Change in other assets as a result of deconsolidation of operating properties	(2,688)	—
Change in capital expenditures financed through accounts payable at period end	6,653	(8,244)
Change in capital expenditures financed through retention payable at period end	(1,473)	754
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2021, owned a 99.5% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN”. The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company".
As of September 30, 2021, the Company owned 81 properties that contained an aggregate of approximately 13.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of September 30, 2021:

	Number of Properties	Rentable Square Feet
Office properties	71	12,006,744
Mixed-use properties	5	942,334
Core Properties	76	12,949,078
Development property	1	205,803
Redevelopment properties	4	496,769
The Properties	81	13,651,650
In addition to the Properties, as of September 30, 2021, the Company owned 176.1 acres of land held for development, of which 10.0 acres were held for sale. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of September 30, 2021, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 13.4 million square feet of which 0.1 million square feet relates to 10.0 acres held for sale.
As of September 30, 2021, the Company also owned economic interests in ten unconsolidated real estate ventures (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2021, the management company subsidiaries were managing properties containing an aggregate of approximately 24.4 million net rentable square feet, of which approximately 13.7 million net rentable square feet related to Properties owned by the Company and approximately 10.7 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

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
Change in Depreciable Lives of Real Estate Investments
In accordance with its policy, the Company reviews the estimated useful lives of its real estate investments on an ongoing basis. Pursuant to our Broadmoor master development plans, the estimated useful lives of seven properties in Austin, Texas were modified to reflect the estimated periods during which these assets will remain in service. The estimated useful lives of the properties that were approximately 35 years were decreased to approximately 12 years. The effect of this change in estimate was a $3.3 million and $6.5 million increase in depreciation expense during the three and nine months ended September 30, 2021, respectively.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2021 and December 31, 2020, the gross carrying value of the operating properties was as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$391,261	$407,514
Building and improvements	2,640,229	2,665,232
Tenant improvements	405,584	401,363
Total	$3,437,074	$3,474,109
Dispositions
The following table summarizes the property dispositions during the nine months ended September 30, 2021 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
2100-2200 Lenox Drive	July 6, 2021	Lawrenceville, NJ	Land	35.2 acres	$8,900	$842
1100 Lenox Drive	September 8, 2021	Lawrenceville, NJ	Land	5.0 acres	$2,575	$68
(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
In addition, on February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to a newly formed joint venture with an unaffiliated third party. The project is part of the Schuylkill Yards master development. The transaction valued the Company's investment in the project at $34.8 million and resulted in deconsolidation of the property and conversion of Brandywine Opportunity Fund, L.P. to a real estate venture ("3025 JFK Venture"). The Company recorded its investment at fair value and recognized a gain of $2.0 million in "Net gain on sale of undepreciated real estate" on the consolidated statements of operations. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.
Held for Sale
As of September 30, 2021, the Company determined that the sale of two adjacent parcels of land within the Other segment totaling 10.0 acres was probable and classified these properties as held for sale. As such, $0.6 million was classified as “Assets held for sale, net” on the consolidated balance sheets.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2021, the Company held ownership interests in ten unconsolidated real estate ventures for a net aggregate investment balance of $427.4 million, which includes a negative investment balance in one unconsolidated real estate venture of $22.2 million, reflected within "Other liabilities" on the consolidated balance sheets. As of September 30, 2021, five of the real estate ventures owned properties that contained an aggregate of approximately 8.4 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.0 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.1 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $6.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.7 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Net property	$1,573,569	$1,520,804
Other assets	443,610	488,805
Other liabilities	328,446	333,049
Debt, net	954,213	956,688
Equity (a)	734,520	719,872
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

The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$53,991	$43,109	$160,576	$105,554
Operating expenses	(29,650)	(23,870)	(87,266)	(59,838)
Interest expense, net	(8,024)	(6,175)	(23,414)	(16,320)
Depreciation and amortization	(23,038)	(22,345)	(73,431)	(47,493)
Provision for impairment	(1,125)	—	(1,125)	—
Net loss	$(7,846)	$(9,281)	$(24,660)	$(18,097)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(6,572)	$(5,812)	$(20,394)	$(9,892)
Basis adjustments and other	(62)	24	(404)	10
Equity in loss of unconsolidated real estate ventures	$(6,634)	$(5,788)	$(20,798)	$(9,882)
Brandywine - AI Venture
During the three months ended September 30, 2021, Brandywine - AI Venture, in which the Company owns a 50% interest, recorded a $1.1 million held for sale impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $0.6 million, which is reflected in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the three months ended September 30, 2021. The impairment was measured based on an executed sale agreement with a third-party. The Company determined that its investment in the real estate venture is not impaired as the Company's share of the distributable cash is in excess of the Company's basis in the real estate venture.
3025 JFK Venture
On February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to the 3025 JFK Venture. The Company's initial investment in this real estate venture at February 2, 2021 was $34.8 million. The real estate venture was formed to develop a 570,000 square foot mixed-use building at property under the long-term ground lease. The estimated project cost is approximately $287.3 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $45.2 million of the project costs in exchange for a 45% preferred equity interest in the venture and the Company will retain a 55% preferred equity interest. In addition to its $34.8 million credit for contribution of the leasehold interest at 3025 JFK Venture, the Company has funded $20.5 million of project costs as of September 30, 2021. On July 23, 2021, the 3025 JFK Venture closed on a $186.7 million construction loan, which will bear interest at 3.50% plus LIBOR (subject to a LIBOR floor of 0.25%) per annum and matures in July 2025. The Company has determined that the 3025 JFK Venture is a variable interest entity ("VIE"). As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3025 JFK Venture. Based upon each member’s shared power over the activities of 3025 JFK Venture under the operating and related agreements, and the Company’s lack of control over the development and construction phases of the project, 3025 JFK Venture is accounted for under the equity method of accounting.

5. DEBT AND PREFERRED EQUITY INVESTMENTS
Austin Preferred Equity Investment
On December 31, 2020, the Company invested $50.0 million in exchange for a preferred equity interest in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas. The Company accounted for this mandatorily redeemable investment as a note receivable, which was included within “Other assets” on the consolidated balance sheets. The preferred equity interest accrued a 9.0% annual return, compounded and paid monthly. The investment was required to be redeemed no later than December 31, 2023 (subject to a one-year extension option). On September 3, 2021, the $50.0 million investment was redeemed prior to maturity. As a result, the Company recognized an incremental $2.8 million of income on early redemption related to its accelerated minimum return and exit fees paid in cash on the redemption date during the three months ended September 30, 2021, which is included in "Interest and investment income" on the consolidated statements of operations.

1919 Venture Note Receivable
During 2018, each of the Company and the other equity partner in 1919 Venture, an unconsolidated real estate venture, provided a $44.4 million mortgage loan to 1919 Venture and, as a result, the Company recorded a $44.4 million related-party note receivable from 1919 Venture. The loan bears interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. 1919 Venture used the proceeds from the loans to repay its then outstanding $88.8 million construction loan. As of September 30, 2021, the debt investment was performing in accordance with its terms and remains on accrual status.
6. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Revenue	2021	2020	2021	2020
Fixed contractual payments	$87,498	$95,751	$259,995	$302,146
Variable lease payments	21,265	22,716	67,473	80,824
Total	$108,763	$118,467	$327,468	$382,970

7. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2021 and December 31, 2020, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$80,630	$(46,386)	$34,244
Tenant relationship value	167	(95)	72
Above market leases acquired	486	(288)	198
Total intangible assets, net	$81,283	$(46,769)	$34,514

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$28,881	$(14,430)	$14,451

	December 31, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$91,552	$(43,400)	$48,152
Tenant relationship value	2,091	(1,938)	153
Above market leases acquired	530	(265)	265
Total intangible assets, net	$94,173	$(45,603)	$48,570

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$31,263	$(12,815)	$18,448
As of September 30, 2021, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2021 (three months remaining)	$3,711	$1,129
2022	9,807	2,645
2023	7,218	1,609
2024	4,993	1,392
2025	3,805	1,115
Thereafter	4,980	6,561
Total	$34,514	$14,451

8. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$—	LIBOR + 1.10%	July 2022	(a)
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,828,610	1,828,610
Plus: original issue premium (discount), net	8,675	10,137
Less: deferred financing costs	(6,696)	(8,152)
Total unsecured indebtedness	$1,830,589	$1,830,595
(a)The Company has the ability to extend the term of the Unsecured Credit Facility until July 2023 through two successive six-month extension options.
The Company utilizes borrowings under its unsecured revolving credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the nine months ended September 30, 2021, the weighted-average interest rate on Unsecured Credit Facility borrowings was 1.21% resulting in $0.3 million of interest expense.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of September 30, 2021. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of September 30, 2021, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2021 (three months remaining)	$—
2022	250,000
2023	350,000
2024	350,000
2025	—
Thereafter	878,610
Total principal payments	1,828,610
Net unamortized premiums/(discounts)	8,675
Net deferred financing costs	(6,696)
Outstanding indebtedness	$1,830,589
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2021 and December 31, 2020, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2021 and December 31, 2020 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,502	$1,623,840	$1,502,901	$1,607,310
Variable rate debt	$328,087	$309,523	$327,694	$308,838
Notes receivable (b)	$44,430	$46,266	$94,430	$97,372
(a)Net of deferred financing costs of $6.2 million and $7.2 million for unsecured notes payable and $0.5 million and $0.9 million for variable rate debt as of September 30, 2021 and December 31, 2020.
(b)For further detail, refer to Note 5, ''Debt and Preferred Equity Investments."
The Company used quoted market prices as of September 30, 2021 and December 31, 2020 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since September 30, 2021. Current estimates of fair value may differ from the amounts presented herein.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2021	12/31/2020				9/30/2021	12/31/2020
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(3,872)	$(6,627)
Swap	Interest Rate	Cash Flow	(b)	—	25,774	3.300%	December 22, 2011	January 30, 2021	—	(120)
				$250,000	$275,774
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
Disclosure about the fair value of derivative instruments is based upon pertinent information available to management as of September 30, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2021. Current estimates of fair value may differ from the amounts presented herein.
11. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $8.3 million and $10.5 million as of September 30, 2021 and December 31, 2020, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $11.2 million and $11.7 million as of September 30, 2021 and December 31, 2020, respectively.

12. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$974	$974	$276,133	$276,133
Net income attributable to noncontrolling interests	(7)	(7)	(1,612)	(1,612)
Nonforfeitable dividends allocated to unvested restricted shareholders	(91)	(91)	(93)	(93)
Net income attributable to common shareholders	$876	$876	$274,428	$274,428
Denominator
Weighted-average shares outstanding	170,907,018	170,907,018	170,573,028	170,573,028
Contingent securities/Share based compensation	—	1,330,176	—	453,464
Weighted-average shares outstanding	170,907,018	172,237,194	170,573,028	171,026,492
Earnings per Common Share:
Net income attributable to common shareholders	$0.01	$0.01	$1.61	$1.60

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$7,763	$7,763	$288,240	$288,240
Net income attributable to noncontrolling interests	(42)	(42)	(1,701)	(1,701)
Nonforfeitable dividends allocated to unvested restricted shareholders	(331)	(331)	(317)	(317)
Net income attributable to common shareholders	$7,390	$7,390	$286,222	$286,222
Denominator
Weighted-average shares outstanding	170,794,585	170,794,585	172,380,410	172,380,410
Contingent securities/Share based compensation	—	1,283,365	—	355,026
Weighted-average shares outstanding	170,794,585	172,077,950	172,380,410	172,735,436
Earnings per Common Share:
Net income attributable to common shareholders	$0.04	$0.04	$1.66	$1.66
Redeemable common limited partnership units totaling 823,983 at September 30, 2021 and 981,634 at September 30, 2020, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On September 14, 2021, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on October 20, 2021 to shareholders of record as of October 6, 2021.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the nine months ended September 30, 2021, the Company did not repurchase any common shares. During the nine months ended September 30, 2020, the Company repurchased and retired 6,248,483 common shares at an average price of $9.60 per share, totaling $60.0 million.
During the nine months ended September 30, 2021, the Company issued 226,695 common shares of beneficial interest in a private placement to an unaffiliated third party in exchange for a third party's 1% residual ownership interest in One and Two Commerce Square, an unconsolidated joint venture.

13. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$974	$974	$276,133	$276,133
Net loss attributable to noncontrolling interests	2	2	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(91)	(91)	(93)	(93)
Net income attributable to common unitholders	$885	$885	$276,042	$276,042
Denominator
Weighted-average units outstanding	171,731,001	171,731,001	171,554,662	171,554,662
Contingent securities/Share based compensation	—	1,330,176	—	453,464
Total weighted-average units outstanding	171,731,001	173,061,177	171,554,662	172,008,126
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.01	$0.01	$1.61	$1.60

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$7,763	$7,763	$288,240	$288,240
Net (income) loss attributable to noncontrolling interests	4	4	(20)	(20)
Nonforfeitable dividends allocated to unvested restricted unitholders	(331)	(331)	(317)	(317)
Net income attributable to common unitholders	$7,436	$7,436	$287,903	$287,903
Denominator
Weighted-average units outstanding	171,710,387	171,710,387	173,362,044	173,362,044
Contingent securities/Share based compensation	—	1,283,365	—	355,026
Total weighted-average units outstanding	171,710,387	172,993,752	173,362,044	173,717,070
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.04	$0.04	$1.66	$1.66
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On September 14, 2021, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on October 20, 2021 to unitholders of record as of October 6, 2021.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the nine months ended September 30, 2021, the Company did not repurchase any units. During the nine months ended September 30, 2020, the Company retired 6,248,483 common partnership units at an average price of $9.60 per unit, totaling $60.0 million, in connection with an equal number of share repurchases.
During the nine months ended September 30, 2021, the Operating Partnership issued 226,695 common partnership units to the Parent Company in connection with the Company's acquisition of a third party's 1% residual interest in One and Two Commerce Square, as described in Note 12, ''Beneficiaries' Equity of the Parent Company."
14. SEGMENT INFORMATION
As of September 30, 2021, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other.

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
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2021	December 31, 2020
Philadelphia CBD	$1,430,724	$1,433,927
Pennsylvania Suburbs	875,586	871,530
Austin, Texas	771,977	728,741
Metropolitan Washington, D.C.	271,929	352,794
Other	86,858	87,117
Operating Properties	$3,437,074	$3,474,109

Corporate
Right of use asset - operating leases, net	$20,478	$20,977
Construction-in-progress	$266,263	$210,311
Land held for development	$118,684	$117,984
Prepaid leasehold interests in land held for development, net	$27,762	$39,185
Net operating income:

	Three Months Ended September 30,
	2021			2020
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$51,587	$(18,823)	$32,764	$52,640	$(18,522)	$34,118
Pennsylvania Suburbs	31,327	(10,154)	21,173	34,649	(11,141)	23,508
Austin, Texas	24,813	(9,580)	15,233	25,328	(9,944)	15,384
Metropolitan Washington, D.C.	5,224	(3,806)	1,418	9,675	(5,236)	4,439
Other	3,638	(2,534)	1,104	3,188	(2,374)	814
Corporate	3,829	(2,155)	1,674	626	(1,782)	(1,156)
Operating properties	$120,418	$(47,052)	$73,366	$126,106	$(48,999)	$77,107

	Nine Months Ended September 30,
	2021			2020
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$154,259	$(54,493)	$99,766	$181,203	$(65,615)	115,588
Pennsylvania Suburbs	93,361	(30,625)	62,736	106,569	(34,980)	71,589
Austin, Texas	76,501	(29,262)	47,239	76,921	(30,032)	46,889
Metropolitan Washington, D.C.	14,711	(11,907)	2,804	30,520	(15,678)	14,842
Other	10,513	(7,344)	3,169	10,221	(7,434)	2,787
Corporate	11,944	(7,522)	4,422	2,597	(4,652)	(2,055)
Operating properties	$361,289	$(141,153)	$220,136	$408,031	$(158,391)	$249,640
(a)Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
Philadelphia CBD	$319,645	$268,562	$(3,602)	$(2,737)	$(12,542)	$(2,576)
Metropolitan Washington, D.C.	97,972	99,769	(1,173)	(1,367)	(2,368)	(2,463)
Mid-Atlantic Office JV	32,041	32,996	310	—	634	—
MAP Venture	(22,247)	(11,516)	(2,169)	(1,684)	(6,522)	(4,843)
Total	$427,411	$389,811	$(6,634)	$(5,788)	$(20,798)	$(9,882)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$974	$276,133	$7,763	$288,240
Plus:
Interest expense	15,190	16,310	46,973	56,510
Interest expense - amortization of deferred financing costs	709	715	2,127	2,195
Depreciation and amortization	48,175	43,533	131,303	145,314
General and administrative expenses	7,076	7,069	22,016	23,973
Equity in loss of unconsolidated real estate ventures	6,634	5,788	20,798	9,882
Less:
Interest and investment income	4,494	467	7,845	1,487
Income tax (provision) benefit	(12)	(2)	(46)	224
Net gain on disposition of real estate	—	271,901	142	274,487
Net gain on sale of undepreciated real estate	910	—	2,903	201
Net gain on real estate venture transactions	—	75	—	75
Consolidated net operating income	$73,366	$77,107	$220,136	$249,640
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
Debt Guarantees
As of September 30, 2021, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $958.8 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. As of September 30, 2021, the $150.0 million construction loan obtained by 4040 Wilson, located in Arlington, Virginia, for which the Company has a payment guarantee up to $41.3 million, is recourse to the Company. In addition, during construction undertaken by the unconsolidated real estate ventures, including 4040 Wilson and 3025 JFK, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance.
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

In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the nine months ended September 30, 2021, the Company recorded a fixed asset write-off totaling $1.2 million. During the nine months ended September 30, 2021, the Company has recorded an estimated $7.2 million of restoration costs, of which $2.0 million is included in Accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2021. The Company has also sustained business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the nine months ended September 30, 2021, the Company has received $13.0 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $0.7 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the nine months ended September 30, 2021 is included in Other income on the consolidated statement of operations.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2021, had $7.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of September 30, 2021, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.4 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $2.1 million has been contributed by the Company as of September 30, 2021.
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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2021, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2021 was 90.3% compared to 91.0% at September 30, 2020.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,949,078	14,421,473	12,949,078	14,421,473
Occupancy percentage (end of period)	90.3%	91.0%	90.3%	91.0%
Average occupancy percentage	90.2%	90.7%	90.0%	90.0%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	57.2%	59.6%	55.3%	53.4%
New leases and expansions commenced (square feet)	214,687	370,123	400,162	636,800
Leases renewed (square feet)	140,091	280,678	402,768	562,632
Net absorption (square feet)	(20,560)	101,562	(165,888)	(150,576)
Percentage change in rental rates per square feet (4):
New and expansion rental rates	15.3%	22.8%	24.6%	22.5%
Renewal rental rates	15.7%	10.6%	13.1%	12.8%
Combined rental rates	15.5%	17.1%	17.6%	17.2%
Capital Costs Committed (5):
Leasing commissions (per square feet)	$7.94	$12.07	$9.33	$9.41
Tenant Improvements (per square feet)	$6.95	$27.24	$20.10	$21.68
Weighted average lease term (years)	6.5	7.2	6.8	6.3
Total capital per square foot per lease year	$2.63	$4.48	$3.39	$4.00
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.9% of our aggregate final annualized base rents as of September 30, 2021 (representing approximately 1.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2021. Leases that accounted for approximately 9.2% of our aggregate final annualized base rents as of September 30, 2021 (representing approximately 9.6% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2022. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $4.1 million or 2.4% of our accrued rent receivable balance as of September 30, 2021 compared to $5.1 million or 3.2% of our accrued rent receivable balance as of December 31, 2020.
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
As of September 30, 2021 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021	Development	205,803	$122,000	$82,818
3000 Market Street (b)	Philadelphia, PA	Q3 2021	Redevelopment	64,070	$35,000	$24,620
250 King of Prussia Road (c)	Radnor, PA	Q2 2022	Redevelopment	168,294	$82,854	$23,857
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Estimated costs include $12.8 million of existing property basis.
(c)Total project costs includes $20.6 million of existing property basis.
In addition to the properties listed above, we have classified one office building in Herndon, Virginia that has yet to incur significant redevelopment costs, and one parking facility in Philadelphia, Pennsylvania as redevelopment.
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
The following comparison for the three months ended September 30, 2021 to the three months ended September 30, 2020, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 74 properties containing an aggregate of approximately 12.8 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended September 30, 2021 and 2020. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2020 and owned and consolidated through September 30, 2021, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended September 30, 2021 and 2020,
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to July 1, 2020,
(d)"Development/Redevelopment Properties," which represents five properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"Q3 2020 through Q3 2021 Dispositions," which represents 14 properties disposed of from July 1, 2020 through September 30, 2021.

Comparison of three months ended September 30, 2021 to the three months ended September 30, 2020

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	2021	2020	$ Change	% Change
Revenue:
Rents	$107.1	$105.5	$1.6	1.5%	$1.2	$0.3	$0.5	$2.5	$3.4	$13.0	$112.2	$121.3	$(9.1)	(7.5)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.5	4.3	6.5	4.3	2.2	51.2%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	1.5	0.3	1.8	0.5	1.3	260.0%
Total revenue	107.4	105.7	1.7	1.6%	1.2	0.3	0.5	2.5	11.4	17.6	120.5	126.1	(5.6)	(4.4)%
Property operating expenses	27.9	26.9	1.0	3.7%	0.2	—	0.1	0.2	2.1	4.5	30.3	31.6	(1.3)	(4.1)%
Real estate taxes	12.9	12.8	0.1	0.8%	0.1	—	0.1	0.4	0.3	1.7	13.4	14.9	(1.5)	(10.1)%
Third party management expenses	—	—	—	—%	—	—	—	—	3.3	2.5	3.3	2.5	0.8	32.0%
Net operating income	66.6	66.0	0.6	0.9%	0.9	0.3	0.3	1.9	5.7	8.9	73.5	77.1	(3.6)	(4.7)%
Depreciation and amortization	44.4	37.5	6.9	18.4%	0.7	0.3	0.2	0.4	3.0	5.4	48.3	43.6	4.7	10.8%
General & administrative expenses	—	—	—	—%	—	—	—	—	7.1	7.1	7.1	7.1	—	—%
Provision for impairment	—	—	—	—%	—	—	—	—	—	—	—	—	—	—%
Net gain on disposition of real estate											—	(271.9)	271.9	(100.0)%
Net gain on sale of undepreciated real estate											(0.9)	—	(0.9)	—%
Operating income (loss)	$22.2	$28.5	$(6.3)	(22.1)%	$0.2	$—	$0.1	$1.5	$(4.4)	$(3.6)	$19.0	$298.3	$(279.3)	(93.6)%
Number of properties	74	74			2		5				81
Square feet	12.8	12.8			0.2		0.7				13.9
Core Occupancy % (b)	90.2%	91.0%			100.0%
Other Income (Expense):
Interest and investment income											4.5	0.5	4.0	800.0%
Interest expense											(15.2)	(16.3)	1.1	(6.7)%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of unconsolidated real estate ventures											(6.6)	(5.8)	(0.8)	13.8%
Net gain on real estate venture transactions											—	0.1	(0.1)	(100.0)%
Net income											$1.0	$276.1	$(275.1)	(99.6)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.01	$1.60	$(1.59)	(99.4)%

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
•$10.5 million decrease related to the Q3 2020 through Q3 2021 Dispositions;
•$2.5 million decrease related to a property that has been vacated and placed into redevelopment in our Metropolitan Washington D.C. segment;
•$1.2 million decrease related to a property that has been vacated and taken out of service for future demolition in our Austin, Texas segment;
•$1.0 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions; and
•$0.9 million increase related to the Recently Completed/Acquired Properties.
The remaining $3.2 million increase in Rents is primarily due to increased occupancy at certain properties across our Same Store Property Portfolio, as well as increased use of our properties by the tenants related to the lifting of COVID-19 pandemic restrictions.

Third party management fees, labor reimbursement, and leasing income increased primarily due to $1.1 million of fees earned from the Mid-Atlantic Office Venture formed in the fourth quarter of 2020, $0.3 million of fees earned from the Commerce Square Venture formed in the third quarter of 2020, and a $0.2 million increase in fees earned from our MAP Venture primarily related to increases in leasing commissions and construction management fees. The remaining increase is primarily related to miscellaneous increases in leasing commissions, labor reimbursement, and management fees earned from our other unconsolidated real estate ventures.

Other income increased primarily due to excess insurance proceeds of $0.8 million related to properties in our Pennsylvania Suburbs segment as well as an increase of $0.3 million in income from the restaurant component of FMC Tower as a result of the lifting of COVID-19 pandemic restrictions.
Property Operating Expenses
Property operating expenses across our Total Portfolio decreased primarily as a result of the following:
•$3.4 million decrease related to the Q3 2020 through Q3 2021 Dispositions;
•$1.0 million increase across our Same Store Property Portfolio primarily due to increased use of our properties by the tenants as a result of the lifting of COVID-19 pandemic restrictions; and
•$0.2 million increase at the hotel and restaurant components of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions.
The remaining offsetting increase of $0.9 million is primarily related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Real Estate Taxes
Real estate taxes decreased primarily as a result of a $1.1 million decrease related to the Q3 2020 through Q3 2021 Dispositions as well as a $0.6 million decrease in tax assessments across our Austin, Texas segment.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$3.1 million decrease related to the Q3 2020 through Q3 2021 Dispositions;
•$4.5 million increase primarily related to accelerated depreciation as a result of early lease terminations at certain properties in our Same Store Portfolio during the third quarter of 2021; and
•$3.3 million increase due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Broadmoor master development plan beginning in the second quarter of 2021.
Net Gain on Disposition of Real Estate
The Net Gain on Disposition of Real Estate of $271.9 million recognized during the three months ended September 30, 2020 is related to the sale of a 30% preferred equity interest in One Commerce Square and Two Commerce Square, which resulted in deconsolidation of the properties and recognition of our investment in the properties at fair value.
Interest and Investment Income
Interest and investment income increased by $4.0 million as a result of our Austin Preferred Equity Investment, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021. Of the $4.0 million increase, $2.8 million was related to receiving our accelerated minimum return and exit fees paid in cash on the redemption date.
Interest Expense
Interest expense decreased primarily due to the following:
•$1.5 million decrease due to an increase in capitalized interest on our various development projects, as well as capitalized interest on our investment in 3025 JFK Venture;
•$0.4 million decrease due to deconsolidation of One Commerce Square and Two Commerce Square and the associated mortgage loans on July 21, 2020;
•$1.1 million decrease due to the purchase of the Two Logan Square mortgage in the fourth quarter of 2020; and
•$2.0 million increase due to a reduction of interest expense recognized during the three months ended September 30, 2020 on account of a contingent payment to an unaffiliated third party. The amount had previously accreted through interest expense and a portion of the contingent payment ceased to be probable in the third quarter of 2020 due to the anticipated purchase of the Two Logan Square mortgage in the fourth quarter of 2020.
The remaining decrease is primarily related to lower interest rates during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Equity in loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures increased primarily due to the following:
•$1.0 million increase associated with our Commerce Square Venture formed on July 21, 2020;
•$0.6 million increase associated with our BDN AI Venture primarily due to our share of held for sale impairment in the remaining property held by the venture. See Note 4, ''Investment in Unconsolidated Real Estate Ventures" to our Consolidated Financial Statements for further information;
•$0.5 million increase related to our MAP Venture due to lower revenues driven by lower occupancy during the three months ended September 30, 2021 than the three months ended September 30, 2020;
•$0.9 million decrease associated with our 4040 Wilson Venture completed during the first quarter of 2021; and
•$0.3 million decrease associated with our Mid-Atlantic Office Venture formed on December 21, 2020.
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
The following comparison for the nine months ended September 30, 2021 to the nine months ended September 30, 2020, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 12.5 million net rentable square feet, and represents properties that we owned and consolidated for the nine-month periods ended September 30, 2021 and 2020. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2020 and owned and consolidated through September 30, 2021 excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the nine months ended September 30, 2021 and 2020,
(c)"Recently Completed/Acquired Properties," which represents three properties placed into service or acquired on or subsequent to January 1, 2020,
(d)"Development/Redevelopment Properties," which represents five properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"YTD 2020 and 2021 Dispositions," which represents 15 properties disposed of from January 1, 2020 through September 30, 2021.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	2021	2020	$ Change	% Change
Revenue:
Rents	$315.9	$312.8	$3.1	1.0%	$12.4	$6.0	$0.7	$7.8	$7.9	$66.1	$336.9	$392.7	$(55.8)	(14.2)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	19.8	13.3	19.8	13.3	6.5	48.9%
Other	0.7	0.7	—	—%	—	—	—	—	3.9	1.3	4.6	2.0	2.6	130.0%
Total revenue	316.6	313.5	3.1	1.0%	12.4	6.0	0.7	7.8	31.6	80.7	361.3	408.0	(46.7)	(11.4)%
Property operating expenses	80.6	80.1	0.5	0.6%	3.2	2.1	(1.1)	0.6	5.8	19.5	88.5	102.3	(13.8)	(13.5)%
Real estate taxes	38.8	37.9	0.9	2.4%	0.6	0.5	1.9	1.3	1.5	8.8	42.8	48.5	(5.7)	(11.8)%
Third party management expenses	—	—	—	—%	—	—	—	—	9.9	7.5	9.9	7.5	2.4	32.0%
Net operating income	197.2	195.5	1.7	0.9%	8.6	3.4	(0.1)	5.9	14.4	44.9	220.1	249.7	(29.6)	(11.9)%
Depreciation and amortization	117.3	112.2	5.1	4.5%	5.5	3.1	0.7	2.9	7.7	27.2	131.2	145.4	(14.2)	(9.8)%
General & administrative expenses	—	—	—	—%	—	—	—	—	22.0	24.0	22.0	24.0	(2.0)	(8.3)%
Net gain on disposition of real estate											(0.1)	(274.5)	274.4	(100.0)%
Net gain on sale of undepreciated real estate											(2.9)	(0.2)	(2.7)	1350.0%
Operating income (loss)	$79.9	$83.3	$(3.4)	(4.1)%	$3.1	$0.3	$(0.8)	$3.0	$(15.3)	$(6.3)	$69.9	$355.0	$(285.1)	(80.3)%
Number of properties	73	73			3		5				81
Square feet	12.5	12.5			0.5		0.7				13.9
Core Occupancy % (b)	90.1%	91.0%			94.6%
Other Income (Expense):
Interest and investment income											7.8	1.5	6.3	420.0%
Interest expense											(47.0)	(56.5)	9.5	(16.8)%
Interest expense — Deferred financing costs											(2.1)	(2.2)	0.1	(4.5)%
Equity in loss of unconsolidated real estate ventures											(20.8)	(9.9)	(10.9)	110.1%
Net gain on real estate venture transactions											—	0.1	(0.1)	(100.0)%
Income tax benefit											—	0.2	(0.2)	(100.0)%
Net income											$7.8	$288.2	$(280.4)	(97.3)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.04	$1.66	$(1.62)	(97.6)%
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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio decreased primarily as a result of the following:
•$57.5 million decrease related to the YTD 2020 and 2021 Dispositions;
•$7.4 million decrease related to a property that has been vacated and placed into redevelopment in our Metropolitan Washington D.C. segment;
•$2.5 million decrease related to a property that has been vacated and taken out of service for future demolition in our Austin, Texas segment;
•$6.4 million increase related to the Recently Completed/Acquired Properties;
•$1.2 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions; and
The remaining $4.0 million increase in Rents is primarily due to increased occupancy at certain properties across our Same Store Property Portfolio, as well as increased use of our properties by the tenants related to the lifting of COVID-19 pandemic restrictions.
Third party management fees, labor reimbursement, and leasing income increased primarily due to $3.1 million of fees earned from the Mid-Atlantic Office Venture formed in the fourth quarter of 2020, $1.9 million of fees earned from the Commerce Square Venture formed in the third quarter of 2020, and a $1.3 million increase in fees earned from our MAP Venture primarily related to increases in leasing commissions and construction management fees.

Other income increased primarily due to $1.6 million in excess insurance proceeds related to properties in our Pennsylvania Suburbs segment and Austin, Texas segment, $0.4 million in proceeds related to a legal settlement during the second quarter of 2021, and an increase of $0.4 million in income from the restaurant component of FMC Tower as a result of the lifting of COVID-19 pandemic restrictions.
Property Operating Expenses
Property operating expenses across our Total Portfolio decreased primarily as a result of the following:
•$17.9 million decrease related to the YTD 2020 and 2021 Dispositions;
•$1.7 million decrease related to the Development/Redevelopment properties primarily related to a property in our Metropolitan Washington D.C. segment that was taken out of service for redevelopment; and
•$1.1 million increase related to the Recently Completed/Acquired Properties.
The remaining offsetting increase of $4.7 million is related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased use of our properties by the tenants as a result of lifting of COVID-19 pandemic restrictions and increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Real Estate Taxes
Real estate taxes decreased primarily due to a $6.5 million decrease related to the YTD 2020 and 2021 Dispositions. The offsetting $0.8 million increase is primarily the result of acquisition of 250 King of Prussia Road in our Pennsylvania Suburbs Segment and miscellaneous increases in tax assessments across our Total Portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of the following:
•$20.5 million decrease due to the YTD 2020 and 2021 Dispositions; and
•$6.5 million increase due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Broadmoor master development plan beginning in the second quarter of 2021.
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

Net Gain on Sale of Undepreciated Real Estate
The gain of $2.9 million recognized during the nine months ended September 30, 2021 is due to the following:
•$2.0 million related to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value; and
•$0.9 million related to the sale of three parcels of land in our Other Segment.
The gain of $0.2 million recognized during the nine months ended September 30, 2020 resulted from the sale of Keith Valley, a land parcel in our Pennsylvania Suburbs Segment.
Interest and Investment Income
Interest and investment income increased by $6.5 million primarily as a result of our Austin Preferred Equity Investment, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021. Of the $6.5 million increase, $2.8 million was related to receiving our accelerated minimum return and exit fees paid in cash on the redemption date.

Interest Expense
Interest expense decreased primarily due to the following:
•$4.8 million decrease due to deconsolidation of One Commerce Square and Two Commerce Square and the associated mortgage loans on July 21, 2020;
•$2.9 million decrease due to an increase in capitalized interest on our various development projects as well as capitalized interest on our investment in 3025 JFK Venture;
•$2.6 million decrease due to the purchase of the Two Logan Square mortgage in the fourth quarter of 2020; and
•$2.0 million increase due to a reduction of interest expense recognized during the three months ended September 30, 2020 on account of a contingent payment to an unaffiliated third party. The amount had previously accreted through interest expense and a portion of the contingent payment ceased to be probable in the third quarter of 2020 due to the anticipated purchase of the Two Logan Square mortgage in the fourth quarter of 2020.
The remaining decrease is primarily related to lower interest rates during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Equity in Loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures increased primarily due to the following:
•$9.9 million increase associated with our Commerce Square Venture formed on July 21, 2020;
•$1.7 million increase related to our MAP Venture due to lower revenues driven by lower occupancy during the nine months ended September 30, 2021 than the nine months ended September 30, 2020;
•$0.9 million increase associated with our BDN AI Venture, which is primarily driven by to our $0.6 million share of the held for sale impairment on the remaining property held by the venture. See Note 4, ''Investment in Unconsolidated Real Estate Ventures" to our Consolidated Financial Statements for further information;
•$0.7 million decrease associated with our 4040 Wilson Venture completed during the first quarter of 2021; and
•$0.6 million decrease associated with our Mid-Atlantic Office Venture formed on December 21, 2020.

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
As of September 30, 2021, the Parent Company owned a 99.5% interest in the Operating Partnership. The remaining interest of approximately 0.5% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2021 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured revolving credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured revolving credit facility, including unsecured term loans and unsecured notes. As of September 30, 2021 we were in compliance with all of our debt covenants and requirement obligations.
In addition, we are continuing to monitor the ongoing COVID-19 pandemic and the related economic impacts, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain and continues to evolve globally. However, if the pandemic continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’ ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations. We collected 99.5% of total cash-based rent due from tenants during the third quarter of 2021, which reflects a 99.6% collection rate from our office tenants.
We have granted rent relief requests primarily to our co-working and retail tenants. The relief requests have substantially all been in the form of rent deferral for varying lengths of time, but were/are primarily being repaid in 2020 and 2021. For those tenants we believe require rent relief, we have granted deferrals and, in some instances, rent abatements while receiving extended lease terms through favorable lease extensions. As of September 30, 2021, we have provided $4.8 million of rent relief to 65 tenants approximating 0.9 million square feet. We continue to assess the merits of rent deferral requests and can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of September 30, 2021, amounted to $1,828.6 million. We did not have any secured debt obligations as of September 30, 2021.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the nine months ended September 30, 2021, we closed on the sale of three parcels of land for net cash proceeds of $10.2 million. In addition, we contributed our investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development to 3025 JFK Venture.
As of September 30, 2021, we had $42.5 million of cash and cash equivalents and $598.2 million of available borrowings under our unsecured revolving credit facility, net of $1.8 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2021 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2021 and December 31, 2020, we maintained cash and cash equivalents and restricted cash of $43.3 million and $47.1 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2021	2020	(Decrease) Increase
Operating	$140,719	$162,464	$(21,745)
Investing	(44,921)	(24,023)	(20,898)
Financing	(99,578)	(166,616)	67,038
Net cash flows	$(3,780)	$(28,175)	$24,395
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the 15 properties disposed of or contributed to an unconsolidated real estate venture from January 1, 2020 through September 30, 2021. Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$11,432
Capital expenditures and capitalized interest	49,794
Capital improvements/acquisition deposits/leasing costs	4,286
Joint venture investments	(26,491)
Proceeds from the sale of properties	(111,752)
Proceeds from notes receivable	50,000
Other investing activities	1,833
Increase in net cash used in investing activities	$(20,898)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(54,500)
Repayments of debt obligations	60,605
Redemption of limited partnership units	(2,334)
Repurchase and retirement of common shares	60,000
Other financing activities	2,239
Dividends and distributions paid	1,028
Decrease in net cash used in financing activities	$67,038

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,775,774
Variable rate - unhedged	78,610	52,836
Total	$1,828,610	$1,828,610
Percent of Total Debt:
Fixed rate	95.7%	97.1%
Variable rate - unhedged	4.3%	2.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	1.4%	1.5%
Total	3.7%	3.8%
Weighted-average maturity in years:
Fixed rate	4.2	5.2
Variable rate - unhedged	13.8	14.6
Total	4.7	5.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2021 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2021 (three months remaining)	$—	—%
2022	250,000	2.87%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	—	—%
2027	450,000	4.03%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
Thereafter	78,610	1.39%
Totals	$1,828,610	3.73%
The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2021.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 12, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the third quarter of 2021.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our contractual obligations.
There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended September 30, 2021.
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
The following table presents a reconciliation of net income attributable to common unit holders to FFO for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$885	$276,042	$7,436	$287,903
Add (deduct):
Amount allocated to unvested restricted unitholders	91	93	331	317
Net gain on real estate venture transactions	—	(75)	—	(75)
Net gain on disposition of real estate	—	(271,901)	(142)	(274,487)
Company's share of impairment of an unconsolidated real estate venture	562	—	562	—
Depreciation and amortization:
Real property	39,824	34,479	105,652	110,026
Leasing costs including acquired intangibles	7,801	8,542	24,035	33,786
Company’s share of unconsolidated real estate ventures	12,078	13,014	39,869	22,243
Partners’ share of consolidated real estate ventures	(5)	(5)	(15)	(124)
Funds from operations	$61,236	$60,189	$177,728	$179,589
Funds from operations allocable to unvested restricted shareholders	(175)	(172)	(538)	(529)
Funds from operations available to common share and unit holders (FFO)	$61,061	$60,017	$177,190	$179,060
Weighted-average shares/units outstanding — basic (a)	171,731,001	171,554,662	171,710,387	173,362,044
Weighted-average shares/units outstanding — fully diluted (a)	173,061,177	172,008,126	172,993,752	173,717,070

(a)Includes common share and partnership units outstanding through the three and nine months ended September 30, 2021 and 2020, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2021, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with no amounts borrowed and an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of September 30, 2021, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,624.0 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $16.3 million at September 30, 2021.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million as of September 30, 2021. The total fair value of our variable rate debt was approximately $309.5 million at September 30, 2021. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $9.3 million at September 30, 2021. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $10.3 million at September 30, 2021.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of September 30, 2021 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)On September 28, 2021, the Parent Company issued 226,695 common shares to an unaffiliated third party in payment of two promissory notes in the aggregate amount of $3,853,850 issued by the Operating Partnership in exchange for a third party’s 1% residual limited partnership interest in One Commerce Square and Two Commerce Square, an unconsolidated real estate venture. The common shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended; and in connection with such issuance, the Operating Partnership issued to the Parent Company an equal number of common partnership units.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended September 30, 2021. As of September 30, 2021, $82.9 million remained available for repurchases under our share repurchase program.
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
101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 29, 2021	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2021	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 29, 2021	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2021	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)