Form 10-K
period 2021-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2022-02-24
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
As of June 30, 2021, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $2,282,260,692 based upon the last reported sale price of $13.71 per share on the New York Stock Exchange on June 30, 2021. An aggregate of 171,383,912 Common Shares of Beneficial Interest was outstanding as of February 17, 2022.
As of June 30, 2021, the aggregate market value of the 823,983 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $11,296,807 based upon the last reported sale price of $13.71 per share on the New York Stock Exchange on June 30, 2021 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2022 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2021, owned a 99.5% interest in the Operating Partnership. The remaining 0.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19 and its variants) and the actions taken by government authorities and others related thereto, including actions that restrict or limit the ability of our Company, our properties and our tenants to operate;
•adverse changes in national and local economic conditions, the real estate industry and the commercial real estate markets in which we operate, which would have a negative effect on, among other things:
•overall market occupancy levels and demand for office and other commercial space and rental rates;
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
•competition from other owners, developers and investors, including for tenants and investment opportunities;
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
•inflation, which, among other things, would increase our operating expenses and costs for supplies and labor;
•failure of acquisitions, developments and other investments, including projects undertaken through joint ventures and equity investments in third parties, to perform as expected;
•unanticipated costs associated with the purchase, integration and operation of our acquisitions;
•unanticipated costs and delays to complete, lease-up and operate our developments and redevelopments, including on account of shortages of, and delays in shipping of, supplies and materials for our developments and redevelopments;
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

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust ("REIT") engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office, life science/lab, residential, and mixed-use properties. During the twelve months ended December 31, 2021, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C., and Southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1, ''Organization of the Parent Company and the Operating Partnership," to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
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
Our principal executive offices are located at 2929 Arch Street, Suite 1800, Philadelphia, PA 19104, our telephone number is (610) 325-5600 and our website is www.brandywinerealty.com. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information filed or furnished by us with the SEC are available, without charge, on our website, http://www.brandywinerealty.com, as soon as reasonably practicable after they are electronically filed or furnished with the SEC. Copies are also available, free of charge, upon written request to Investor Relations, Brandywine Realty Trust, 2929 Arch Street, Suite 1800, Philadelphia, PA 19104.
Business Segments
See Note 19, ''Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2021, 2020, and 2019 and balance sheet amounts as of December 31, 2021 and 2020.
Joint Ventures
From time to time we consider joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide us with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide us with additional local market insight or product type expertise. For information regarding our joint ventures, see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

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
•concentrate on urban town centers and central business districts in selected regions, and be the best of class owner and developer in those markets with a full-service office in each of those markets providing property management, leasing, development, and construction expertise;
•maximize cash flow through leasing strategies designed to capture rental growth as rental rates increase and as leases are renewed;
•attain high tenant retention rates by providing a full array of property management, maintenance services and tenant service amenity programs responsive to the varying needs of our diverse tenant base;
•cultivate long-term leasing relationships with a diverse base of high-quality and financially stable tenants;
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
We also consider the following to be important objectives:
•to develop and opportunistically acquire high-quality office, life science/lab, residential, and mixed-use properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;
•to monetize or deploy our land inventory for development of high-quality office, life science/lab, residential, and mixed-use properties, or rezone from office/industrial to life science/lab, residential, retail and hotel to align with market and demand shifts as appropriate;
•to control development sites, including sites under purchase options, that could support high-quality office, life science/lab, residential, and mixed-use properties within our core markets;
•to capitalize on our redevelopment expertise to selectively develop, redevelop and reposition properties in desirable locations that other organizations may not have the resources to pursue;
•to own and develop high-quality office, life science/lab, residential, and mixed-use properties meeting the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to continue to be the landlord of choice for both existing and prospective tenants;
•to strategically grow our portfolio through the development and acquisition of new product types that support our strategy of transient-oriented and amenity based mixed-use properties located in the central business district of Philadelphia, Pennsylvania; Pennsylvania Suburbs; Austin, Texas; and Metropolitan Washington, D.C.; and
•to secure third-party development contracts, which can be a significant source of revenue and enable us to utilize and grow our existing development and construction management resources.
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
Operational Strategy
We currently expect to continue to operate in markets where we have a concentration advantage due to economies of scale. We believe that where possible, it is best to operate with a strong base of properties in order to benefit from the personnel allocation and the market strength associated with managing multiple properties in the same market. We also intend to selectively dispose of properties and redeploy capital if we determine a property cannot meet our long-term earnings growth expectations. We believe that recycling capital is an important aspect of maintaining the overall quality of our portfolio.
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
We use experienced on-site construction superintendents, operating under the supervision of our project managers and senior management, to control the construction process and mitigate the various risks associated with real estate development.
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
Competition
The real estate business is highly competitive. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services and amenities provided, and the design and condition of the improvements. As leases at our properties expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below market renewal options, or we may not be able to timely lease vacant space. In such cases, our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.
We also face competition when attempting to acquire, sell or develop real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, partnerships and individual investors. Our competitors may be able to pay higher property acquisition prices, may have private access to opportunities not available to us and otherwise may be in a better position to acquire a property. Competition may also have the effect of reducing the number of acquisition opportunities available to us, increasing the price required to consummate an acquisition opportunity and generally reducing the demand for office, retail, mixed-use and multifamily space in our markets. Similarly, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from a sale or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return. Our ability to compete also depends upon trends in the economies of our markets, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, land availability, our ability to obtain necessary construction approvals, taxes, governmental regulations, legislation and population trends.
Regulation
General
Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas. We believe we have the necessary permits and approvals to operate each of our properties.

Environmental Matters
Our business operations are subject to various federal, state, and local environmental laws and regulations governing land, water, and wetlands resources. Among these are certain laws and regulations under which an owner or operator of real estate could become liable for the costs of removal or remediation of certain hazardous or toxic substances present on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral.
We typically manage this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II Environmental Site Assessments which include environmental sampling on properties we acquire or develop. Even with these assessments and testings, no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created or permitted any material environmental condition not known to us. In certain situations, we have also sought to avail ourselves of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the operational or development activity of the relevant property. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although we are not aware of any such situation, we may have such liabilities on properties previously sold. We believe that we and our properties are in compliance in all material respects with applicable federal, state, and local laws, ordinances, and regulations governing the environment. For additional information, see Item 1A. Risk Factors – Regulatory Risk Factors – Potential liability for environmental contamination could result in substantial costs.
Information Security
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The Audit Committee of our Board (the "Audit Committee") and senior management receive and review quarterly reports on cybersecurity matters from our Chief Technology and Innovation Officer, including reports on documented incidents or violations of our IT and security policies. Documented incidents or violations are discussed, and managers are notified for the appropriate follow-up with our human resources department or the employees involved in such incidents or violations, as needed. Although we have not experienced a data or other cybersecurity breach in the past three years that resulted in a financial loss, our Board and the Audit Committee regularly evaluate our existing information technology and security policies and controls to address new and novel threats posed to the Company. We have implemented a training program for employees that includes both proactive education modules, as well as reactive anti-phishing and testing modules designed to test the end-user’s ability to put what they have learned into practice.
Human Capital Resources
As of December 31, 2021, we had approximately 324 full-time employees and 3 part-time employees. We seek to maintain a challenging, enriching, respectful, diverse, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We maintain policies and programs that we believe reflect our continued commitment to our employees, including:

•a competitive compensation program and benefits package.
•operational protocols which prioritize employee health, safety and well-being.
•promotion of diversity and inclusion in our hiring practices.
◦In 2021, approximately 33% of all new hires were females and approximately 46% of all new hires were ethnic minorities.
•training and career development opportunities and a tuition reimbursement program.
•regular assessment of the engagement, satisfaction and retention of our employees.
•programs such as internally organized affinity groups which are intended to foster an atmosphere of collaboration and inclusion.

Environmental, Social, and Corporate Governance
We are steadfast in our commitment to maintaining and implementing environment, social, and governance ("ESG”) standards while driving value through continual improvement of our operations, portfolio performance, and community impact. Our reduction targets for energy, greenhouse gas emissions and water are to reduce consumption 15% by 2025 over our 2018 baseline.

In 2021, we earned the highest-level Governance score from ISS, continued to maintain an A rating from MSCI ESG Research, and received our seventh annual Global Real Estate Sustainability Benchmark (“GRESB”) Green Star ranking. We were also recognized as the most committed building owner in the Philadelphia 2030 District initiative to achieve substantial reduction in energy use by the year 2030. We have 11.5 million square feet of green building certifications across our portfolio.

With all the challenges over the last two years, Brandywine continues to proactively plan and work to provide safe spaces for tenants to return to the office while deepening our commitment and culture of giving back to the local community. Our volunteer efforts and financial contributions included over $20,000 collected by employees and matched by us to support 16 third-party employees in our extended family of vendors who were impacted by furloughs and layoffs. Through a meals program in partnership with several of our food and beverage tenants, we funded over 38,000 meals to Philadelphians in need. We also donated $350,000 to the Enterprise Center to launch the Grow Philadelphia Small Business COVID-19 Resilience Fund and provided a loan guarantee of $200,000 to the African American Chamber of Commerce to make low-interest loans available to Chamber members impacted by the COVID-19 pandemic and social unrest.

For further information regarding our environmental, social, and governance strategies and policies, please visit the “Responsibility” section of our website. The information contained on our website is not incorporated by reference into this Annual Report.

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
•increases in operating costs due to inflation may not be offset by increased market rental rates;
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
•one or more lenders under our unsecured credit facility could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war may result in uninsured or underinsured losses.
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
•construction costs exceeding original estimates due to rising interest rates, inflation, diminished availability of materials and labor, and increases in the costs of materials and labor;
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
We may face challenges in managing our strategic alliances. As our development projects become more complex, the need for trust, collaboration, and equitable risk-sharing is essential to the success of these projects. The alliances we engage in are driven by the complementary skills and capabilities of our partners. Despite the diligence performed establishing these alliances, our objectives may not fully align with those of our partners throughout the development project or projects. Disagreements with one or more third parties with whom we partner in the development of one or more of the development components may restrict our ability to act exclusively in our own interests. In addition, failure of one or more third parties with whom we partner to fulfill obligations to us could result in delays and increased costs to us associated with finding a suitable replacement partner. Increased costs could require us to revise or abandon our activities entirely with respect to one or more components of the project and, in such event, we would not recover, and would be required to write-off, costs we had capitalized in development.
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
Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.
Even if we continue to qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders and unitholders could be adversely affected.
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
Disaster Risk Factors
A pandemic, epidemic or outbreak of a contagious disease, such as the ongoing COVID-19 pandemic, could adversely affect us.
Pandemics, epidemics, and other public health crises, including the ongoing COVID-19 pandemic, have impacted, and could continue to impact many countries around the globe, including the U.S. The COVID-19 pandemic’s long-term impact on global economies, financial markets, and the job market remain uncertain and could result in prolonged economic downturns and recessions that adversely impact us and our tenants. The global impact of the outbreak has been rapidly evolving and the responses of many countries, including the U.S., have included quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, and restrictions on travel. These actions are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, new variants of COVID-19 and the actions taken to contain it or treat its impact. The impact of the COVID-19 pandemic could negatively impact our business in a number of ways, including: (i) deterioration in the financial condition of our tenants and in their ability to pay rents; (ii) reduction in demand for space in our portfolio; (iii) costs associated with construction delays and cost overruns at our development and redevelopment projects; (iv) costs associated with higher inflation rates; (v) reduction in availability of, and increased costs of, capital; and (vi) failure of our contract counterparties, including partners in unconsolidated real estate ventures, to meet their obligations. The ongoing situation presents material uncertainty and risk and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.
As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income. These requirements may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates. Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.
We may pay some taxes even if we qualify as a REIT, which will reduce the cash available for distribution to our shareholders.
Even if we qualify as a REIT for federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income and properties. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale or series of sales is/are a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions.
In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, even if we continue to qualify as a REIT for federal income tax purposes, we will be required to pay some state and local real property taxes on our properties, and some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.
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
Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.
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
Discontinuation of the London interbank offered rate and transition to an alternative benchmark could adversely affect our operating results
In March 2021, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after June 30, 2023. Changes in, or the planned discontinuation of, LIBOR would cause changes in how interest is calculated on our variable rate debt as our variable rate debt is indexed to LIBOR. There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as the Secured Overnight Financing Rate ("SOFR"), will be more or less favorable than LIBOR. Any other unforeseen impacts of the potential discontinuation of LIBOR could have a negative impact on our results of operations and our variable rate debt.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Overview
As of December 31, 2021, we owned 77 properties that contain an aggregate of approximately 13.0 million net rentable square feet and consist of 72 office properties and five mixed-use properties (collectively, the "Core Properties"), one development property and three redevelopment properties (collectively, the "Properties"). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2021, the properties, excluding properties under development and redevelopment, were approximately 91.3% occupied. As of December 31, 2021, we also owned economic interests in nine unconsolidated real estate ventures. See Note 4, ''Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.
Property Statistics
The following table shows lease expirations for the Core Properties as of December 31, 2021, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2022	1,213	$41,266	8.4%
2023	818	30,393	6.2%
2024	1,154	46,083	9.3%
2025	1,175	48,790	9.9%
2026	929	36,361	7.4%
2027	1,375	55,930	11.3%
2028	746	28,863	5.9%
2029	1,279	57,246	11.6%
2030	737	35,092	7.1%
2031	443	21,348	4.3%
2032 and thereafter	2,031	91,550	18.6%
	11,900	$492,922	100.0%
(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
The following table shows the geographic locations for the Core Properties as of December 31, 2021. For more information about our geographic locations, see Note 19, ''Segment Information" to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2021	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	12	4,846	98.0%	4,749	$140,641	41.6%
Pennsylvania Suburbs	34	4,036	93.7%	3,780	113,817	33.7%
Austin	20	2,768	93.0%	2,575	62,849	18.6%
Metropolitan Washington, D.C.	4	769	68.0%	523	12,402	3.7%
Other	7	620	74.7%	463	7,995	2.4%
	77	13,039	92.7%	12,090	$337,704	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.

The following table shows the major tenants of the Core Properties as of December 31, 2021 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$19,762	4.6%
Spark Therapeutics, Inc.	16,847	3.9%
Comcast Corporation	11,811	2.7%
FMC Corporation	11,126	2.6%
CSL Behring, LLC	10,693	2.5%
Troutman Pepper Hamilton Sanders LLP	9,571	2.2%
Lincoln National Management Corporation	9,545	2.2%
Independence Blue Cross, LLC	7,892	1.8%
The Trustees of the University of Pennsylvania	7,111	1.6%
SailPoint Technologies, Inc.	7,046	1.6%
Other	322,573	74.3%
	$433,977	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2021. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
Developments/Redevelopments
As of December 31, 2021, we were developing/redeveloping 0.6 million rentable square feet of office/life science properties and one parking facility.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 17, 2022, there were 544 holders of record of our common shares and 20 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 17, 2022, the last reported sales price of the common shares on the NYSE was $13.49.
For each quarter in 2021 and 2020, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
See Note 15, ''Share Based Compensation, 401(k) Plan and Deferred Compensation," to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2021.
In 2021, we redeemed 157,651 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $2.3 million. During the first quarter of 2022, we redeemed 307,516 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $4.0 million.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the FTSE NAREIT All Equity REITs Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Office Index for the period beginning December 31, 2016 and ending December 31, 2021 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2016.

		Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
FTSE NAREIT All Equity REITs Index	100.00	108.67	104.28	134.17	127.30	179.87
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
FTSE NAREIT Equity Office Index	100.00	105.25	89.99	118.26	96.46	117.68
Brandywine Realty Trust	100.00	114.42	84.62	109.12	88.33	105.55
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2021, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic and inflation, could result in a reduction of the availability of financing and higher borrowing costs. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants, employees, and business partners. Vacancy rates may increase, and rental rates and rent collection rates may decline as the current economic climate may negatively impact tenants.The long-term impact of the ongoing COVID-19 pandemic on the global economy and our tenants and prospective tenants remains uncertain and will depend on new information which may emerge concerning the severity of COVID-19, new variants of COVID-19 and the actions taken to contain it or treat its impact. In addition, the government responses to control the pandemic are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings.
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2021 was 91.3% compared to 91.9% at December 31, 2020.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	13,039,634	13,412,591
Occupancy percentage (end of period)	91.3%	91.9%
Average occupancy percentage	89.6%	89.8%
Total Portfolio, less properties in development (2):
Tenant retention rate (3)	52.8%	52.2%
New leases and expansions commenced (square feet)	661,826	861,978
Leases renewed (square feet)	484,574	642,112
Net absorption (square feet)	(49,724)	(91,207)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	23.1%	21.5%
Renewal rental rates	12.4%	13.7%
Combined rental rates	16.2%	17.5%
Capital Costs Committed (5):
Leasing commissions (per square foot)	$8.54	$9.18
Tenant Improvements (per square foot)	$18.38	$22.06
Weighted average lease term (years)	7.0	7.6
Total capital per square foot per lease year	$3.23	$4.01
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 8.4% of our aggregate final annualized base rents as of December 31, 2021 (representing approximately 10.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2022. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $4.1 million or 2.4% of our accrued rent receivable balance as of December 31, 2021 compared to $5.1 million or 3.2% of our accrued rent receivable balance as of December 31, 2020.

If economic conditions deteriorate, including as a result of the ongoing COVID-19 pandemic and inflation, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of December 31, 2021 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (c)	Development	205,803	$121,864	$87,033
250 King of Prussia Road (b)	Radnor, PA	Q2 2022	Redevelopment	168,294	$82,854	$28,400
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Total project costs include $20.6 million of existing property basis.
(c)The parking garage and occupied portions of the office building were placed into service during 2021.

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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2021 and 2020. Refer to Item 7. "Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the results of operations for the year ended December 31, 2019 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2020. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
The following comparison for the year ended December 31, 2021 to the year ended December 31, 2020, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 12.5 million net rentable square feet that we owned and consolidated for the twelve-month periods ended December 31, 2021 and 2020. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2020 and owned and consolidated through December 31, 2021, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during 2021 and 2020,
(c)"Recently Completed/Acquired Properties," which represents four properties placed into service or acquired on or subsequent to January 1, 2020,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"2020 and 2021 Dispositions," which represents 15 properties disposed of during 2020 and 2021.

Comparison of Year Ended December 31, 2021 to the Year Ended December 31, 2020

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	2021	2020	$ Change	% Change
Revenue:
Rents	$422.2	$417.2	$5.0	1.2%	$17.9	$10.3	$1.3	$10.1	$10.1	$75.9	$451.5	$513.5	$(62.0)	(12.1)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	26.4	18.6	26.4	18.6	7.8	41.9%
Other	0.9	0.9	—	—%	—	—	—	—	8.0	1.9	8.9	2.8	6.1	217.9%
Total revenue	423.1	418.1	5.0	1.2%	17.9	10.3	1.3	10.1	44.5	96.4	486.8	534.9	(48.1)	(9.0)%
Property operating expenses	109.0	106.6	2.4	2.3%	4.3	3.0	0.8	0.8	7.8	21.8	121.9	132.2	(10.3)	(7.8)%
Real estate taxes	50.5	50.4	0.1	0.2%	0.9	1.0	0.3	1.6	1.9	10.0	53.6	63.0	(9.4)	(14.9)%
Third party management expenses	—	—	—	—%	—	—	—	—	12.8	10.3	12.8	10.3	2.5	24.3%
Net operating income	263.6	261.1	2.5	1.0%	12.7	6.3	0.2	7.7	22.0	54.3	298.5	329.4	(30.9)	(9.4)%
Depreciation and amortization	158.6	148.1	10.5	7.1%	7.8	6.3	1.1	1.7	10.6	32.2	178.1	188.3	(10.2)	(5.4)%
General & administrative expenses	—	—	—	—%	—	—	—	—	30.2	30.3	30.2	30.3	(0.1)	(0.3)%
Net gain on disposition of real estate											(0.1)	(289.5)	289.4	(100.0)%
Net gain on sale of undepreciated real estate											(2.9)	(0.2)	(2.7)	1,350.0%
Operating income (loss)	$105.0	$113.0	$(8.0)	(7.1)%	$4.9	$—	$(0.9)	$6.0	$(18.8)	$(8.2)	$93.2	$400.5	$(307.3)	(76.7)%
Number of properties	73	73			4		4				81
Square feet	12.5	12.5			0.5		0.6				13.9
Core Occupancy % (b)	91.0%	91.5%			96.2%
Other Income (Expense):
Interest and investment income											8.3	1.9	6.4	336.8%
Interest expense											(62.6)	(73.9)	11.3	(15.3)%
Interest expense — Deferred financing costs											(2.8)	(2.9)	0.1	(3.4)%
Equity in loss of unconsolidated real estate ventures											(26.7)	(18.6)	(8.1)	43.5%
Net gain on real estate venture transactions											3.0	0.1	2.9	2,900.0%
Income tax benefit											—	0.2	(0.2)	(100.0)%
Net income											$12.4	$307.3	$(294.9)	(96.0)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.07	$1.77	$(1.70)	(96.0)%
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
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio decreased primarily as a result of the following:
•$64.0 million decrease related to the 2020 and 2021 Dispositions;
•$9.9 million decrease related to a property that has been vacated and placed into redevelopment in our Metropolitan Washington D.C. segment;
•$3.7 million decrease related to a property that has been vacated and taken out of service for future demolition in our Austin, Texas segment;
•$7.6 million increase related to the Recently Completed/Acquired Properties;
•$2.1 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions; and
The remaining $5.9 million increase in Rents is primarily due to partial occupancy at 405 Colorado, a development property in our Austin, Texas segment, and increased occupancy and rental rates for lease renewals at certain properties across our Same Store Property Portfolio, as well as increased use of our properties by the tenants related to the lifting of COVID-19 pandemic restrictions, resulting in an increase in tenant reimbursements.
Third party management fees, labor reimbursement, and leasing income increased primarily due to $4.2 million of fees earned from the Mid-Atlantic Office Venture formed in the fourth quarter of 2020, $2.1 million of fees earned from the Commerce Square Venture formed in the third quarter of 2020, and a $1.9 million increase in fees earned from our MAP Venture primarily related to increases in leasing commissions and construction management fees.
Other income at our Total Portfolio increased primarily as a result of the following:
•$3.9 million in excess insurance proceeds primarily related to a property in our Austin, Texas segment;
•$0.8 million increase related to a settlement received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment;
•$0.7 million increase in income from the restaurant component of FMC Tower as a result of the lifting of COVID-19 pandemic restrictions; and
•$0.4 million increase related a legal settlement during the second quarter of 2021.
Property Operating Expenses
Property operating expenses decreased primarily as a result of the following:
•$20.0 million decrease related to 2020 and 2021 Dispositions; and
•$1.1 million increase related to the Recently Completed/Acquired Properties.
The remaining offsetting increase of $8.6 million is related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased use of our properties by the tenants as a result of lifting of COVID-19 pandemic restrictions and increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Real Estate Taxes
Real estate taxes decreased primarily due to a $7.1 million decrease related to the 2020 and 2021 Dispositions as well as a decrease related to a property that has been vacated and placed into redevelopment in our Metropolitan Washington D.C. segment.
Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of the following:
•$23.2 million decrease related to the 2020 and 2021 Dispositions;
•$9.8 million increase due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Uptown ATX master development plan beginning in the second quarter of 2021; and
•$2.2 million increase related to an early write-off of lease intangibles in connection with a property in our Austin, Texas segment in 2021.
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
Net Gain on Sale of Undepreciated Real Estate
The gain of $2.9 million recognized during 2021 is due to the following:
•$2.0 million related to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value; and
•$0.9 million related to the sale of three parcels of land in our Other Segment.

The gain of $0.2 million recognized during 2020 primarily resulted from the sale of a land parcel in Horsham, Pennsylvania.
Interest and Investment Income
Interest and investment income increased by $6.4 million primarily as a result of a preferred equity investment we funded on December 31, 2020 and that was redeemed prior to maturity on September 3, 2021. Of the $6.4 million increase, $2.8 million related to our receipt of an accelerated minimum return and exit fees paid in cash on the redemption date. There was no income recognized in 2020 related to this investment.
Interest Expense
Interest expense decreased primarily due to the following:
•$4.8 million decrease due to deconsolidation of One Commerce Square and Two Commerce Square and the associated mortgage loans on July 21, 2020;
•$4.0 million decrease due to an increase in capitalized interest on our various development projects as well as capitalized interest on our investment in 3025 JFK Venture;
•$3.2 million decrease due to the purchase of the Two Logan Square mortgage in the fourth quarter of 2020; and
•$2.0 million increase due to a reduction of interest expense recognized during the three months ended September 30, 2020 on account of a contingent payment to an unaffiliated third party. The amount had previously accreted through interest expense and a portion of the contingent payment ceased to be probable in the third quarter of 2020 due to the anticipated purchase of the Two Logan Square mortgage in the fourth quarter of 2020.
The remaining decrease is primarily related to lower interest rates during 2021 compared to 2020.

Equity in Loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures increased primarily due to:
•$6.4 million increase associated with our Commerce Square Venture formed on July 21, 2020;
•$2.1 million increase related to our MAP Venture due to lower revenues driven by lower occupancy during the year ended December 31, 2021 than the year ended December 31, 2020;
•$0.9 million increase associated with our BDN AI Venture, which is primarily driven by our $0.7 million share of the held for sale impairment on the remaining property held by the venture. See Note 4, ''Investment in Unconsolidated Real Estate Ventures" to our Consolidated Financial Statements for further information;
•$0.8 million decrease associated with our Mid-Atlantic Office Venture formed on December 21, 2020; and
•$0.4 million decrease associated with our 1919 Market Street Venture.
Net Gain on Real Estate Venture Transactions
The $3.0 million net gain on real estate venture transactions is due to the sale of the remaining office property at our BDN AI Venture and distribution of the sale proceeds to the partners during the fourth quarter of 2021. See Note 4, ''Investment in Unconsolidated Real Estate Ventures" to our Consolidated Financial Statements for further information.

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

As of December 31, 2021, the Parent Company owned a 99.5% interest in the Operating Partnership. The remaining interest of approximately 0.5% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2022 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2021 we were in compliance with all of our debt covenants and requirement obligations.
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
We have granted rent relief requests primarily to our co-working and retail tenants. The relief requests have substantially all been in the form of rent deferral for varying lengths of time, but were primarily repaid in 2020 and 2021. For those tenants we believe require rent relief, we have granted deferrals and, in some instances, rent abatements while receiving extended lease terms through favorable lease extensions. We continue to assess the merits of rent deferral requests and can give no assurances on the outcomes of these ongoing negotiations, the amount and nature of the rent relief packages and ultimate recovery of the amounts deferred.
We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our unsecured credit facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as development and acquisition costs and other expenses. In light of the volatility in financial markets and economic uncertainties, it is possible, that one or more lenders under our unsecured credit facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds under our unsecured credit facility when needed to fund distributions or pay expenses.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of December 31, 2021, amounted to $1,851.6 million. We did not have any secured debt obligations as of December 31, 2021.
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
See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During 2021, we closed on the sale of three parcels of land as well as one office property in our Brandywine - AI Venture for net cash proceeds of $10.2 and $12.6 million, respectively. In addition, we contributed our investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development to 3025 JFK Venture.
As of December 31, 2021, we had $27.5 million of cash and cash equivalents and $575.8 million of available borrowings under our unsecured credit facility, net of $1.2 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2022 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2021 and 2020, we maintained cash and cash equivalents and restricted cash of $28.3 million and $47.1 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
Activity	2021	2020	(Decrease) Increase
Operating	$190,874	$225,806	$(34,932)
Investing	(100,315)	18,290	(118,605)
Financing	(109,336)	(288,189)	178,853
Net cash flows	$(18,777)	$(44,093)	$25,316
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the 15 properties disposed of or contributed to an unconsolidated real estate venture during 2020 and 2021.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2021, when compared to the year ended December 31, 2020, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$41,950
Capital expenditures and capitalized interest	25,129
Capital improvements/acquisition deposits/leasing costs	(6,226)
Joint venture investments	(30,924)
Proceeds from the sale of properties	(267,811)
Proceeds from note receivable	50,000
Issuance of note receivable	50,000
Capital distributions from unconsolidated real estate ventures	18,027
Other investing activities	1,250
Increase in net cash used in investing activities	$(118,605)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2021, when compared to the year ended December 31, 2020, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(164,000)
Repayments of debt obligations	281,993
Redemption of limited partnership units	(2,334)
Repurchase and retirement of common shares	60,000
Dividends and distributions paid	955
Other financing activities	2,239
Decrease in net cash used in financing activities	$178,853

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,775,774
Variable rate - unhedged	101,610	52,836
Total	$1,851,610	$1,828,610
Percent of Total Debt:
Fixed rate	94.5%	97.1%
Variable rate - unhedged	5.5%	2.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	1.3%	1.5%
Total	3.7%	3.8%
Weighted-average maturity in years:
Fixed rate	4.0	5.2
Variable rate - unhedged	10.6	14.6
Total	4.4	5.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2021 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2022	$273,000	2.73%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	—	—%
2027	450,000	4.03%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
Thereafter	78,610	1.38%
Totals	$1,851,610	3.70%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2021.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2021, the Parent Company paid dividends in excess of the 90% criterion. See Note 13, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter of 2021.
Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 20, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2021, had $7.0 million of future contractual obligations. We are also committed to making additional contributions under the program. We estimate that, as of December 31, 2021, these additional contributions, which are not fixed under the terms of agreement, will be $2.4 million. See Note 20, ''Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
In connection with the formation of the Commerce Square Venture, we committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with our joint venture partner of which $2.1 million has been contributed by us as of December 31, 2021.
As part of our September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the we refer to as the “TRC acquisition”), we acquired our interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a VIE and we, through our ownership of the second and third mortgages, are the primary beneficiary. On October 21, 2020, we also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, we have agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If we were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, we may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, we will be required to pay these certain former owners an amount estimated at approximately $0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within "Other liabilities" on the consolidated balance sheets.
As part of our acquisition of properties, from time to time in tax-deferred transactions, we have agreed to provide certain of the prior owners of the acquired properties the right to guarantee our indebtedness. If we were to seek to repay the indebtedness guaranteed by the prior owner before the expiration of the applicable agreement, we would be required to provide the prior owner an opportunity to guaranty qualifying replacement debt. These debt maintenance agreements may limit our ability to refinance indebtedness on terms favorable to us.
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
In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun, and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. See Note 20, ''Commitments and Contingencies," to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.

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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2021, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $23.0 million and an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2021, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,588.8 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.9 million at December 31, 2021.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $351.6 million as of December 31, 2021. The total fair value of our variable rate debt was approximately $344.8 million at December 31, 2021. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $10.1 million at December 31, 2021. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $11.3 million at December 31, 2021.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$11,948	$306,896
Add (deduct):
Amount allocated to unvested restricted unitholders	421	410
Net gain on real estate venture transactions	(2,973)	(75)
Net gain on disposition of real estate	(142)	(289,461)
Company's share of impairment of an unconsolidated real estate venture	696	—
Depreciation and amortization:
Real property	144,261	143,877
Leasing costs including acquired intangibles	31,698	42,390
Company’s share of unconsolidated real estate ventures	52,455	37,291
Partners’ share of consolidated real estate ventures	(20)	(129)
Funds from operations	$238,344	$241,199
Funds from operations allocable to unvested restricted shareholders	(705)	(705)
Funds from operations available to common share and unit holders (FFO)	$237,639	$240,494
Weighted-average shares/units outstanding — basic (a)	171,770,843	172,907,713
Weighted-average shares/units outstanding — fully diluted (a)	173,165,898	173,298,710
(a)Includes common shares and partnership units outstanding through the years ended December 31, 2021 and December 31, 2020, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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

Item 9B.    Other Information
On February 22, 2022, the Compensation Committee (the “Compensation Committee”) of our Board of Directors approved the restatement of our change in control severance agreements with George, D. Johnstone, our Executive Vice President of Operations, and William D. Redd, our Executive Vice President and Senior Managing Director for the Austin and Metro DC Regions.
The restated change in control severance agreements (the “Restated Agreements”) each provide that if a change of control (a “CIC”) occurs and the executive’s employment ceases due to a termination by us without cause or a resignation by the executive with good reason, in either case within two years following the CIC, we will pay the executive two times (the “Severance Multiplier”) the sum of (1) the executive’s annual base salary in effect at the time of the CIC, plus (2) the greater of (A) the annual bonus most recently paid to the executive prior to the CIC, or (B) the executive’s target bonus for the year in which the CIC occurs. In addition, the executive will then also be entitled to continued group health coverage for 18 months and continued group term life insurance coverage for two years.
The Restated Agreements are substantially identical to the executives’ prior change in control severance agreements, except the Restated Agreements:
(i)    increase the Severance Multiplier from 1.75 to 2.0;

(ii)    reduce the period of continued group health coverage from 24 months to 18 months (the maximum period of continuation coverage generally available under COBRA upon termination of employment);

(iii)    condition the receipt of payments and benefits under the agreement on the executive’s execution of a release of claims; and

(iv)    limit transaction-related payments to each executive to the maximum amount that would not be subject to an excise tax under Section 4999 of the Internal Revenue Code, if such limit would increase the executive’s net after-tax proceeds.

The foregoing description of the Restated Agreements is qualified in its entirety by reference to the Form of Change in Control Agreement filed as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2022 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2022 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2022 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2022 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2022 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust) (PCAOB ID No. 238)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.) (PCAOB ID No. 238)	F-3

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	F-7

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2021, 2020 and 2019	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-11

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-13

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-14

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019	F-15

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2021, 2020 and 2019	F-16

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-17

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-19

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2021, 2020 and 2019	F-57

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2019 with reconciliations for the years ended December 31, 2021, 2020 and 2019
F-58
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
4.7
Description of Brandywine Realty Trust's Securities (previously filed as an exhibit to Brandywine Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference)

10.1
Amended and Restated Revolving Credit Agreement dated as of July 17, 2018 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on July 20, 2018 and incorporated herein by reference)

10.2
Amended and Restated Term Loan C Agreement dated as of December 13, 2018 (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference)

10.3
Letter dated August 10, 2015 to Cohen & Steers Capital Management, Inc. relating to the waiver of share ownership limit, including Representations, Warranties and Agreements of Cohen & Steers Capital Management, Inc. (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on August 13, 2015 and incorporated herein by reference)

10.4
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.5
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.6
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.7
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.8
Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

10.9
Brandywine Realty Trust Second Amended and Restated Executive Deferred Compensation Plan (as Amended and Restated, Effective January 1, 2021)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

10.10	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)
10.11
Form of Change in Control Agreement with Executive Officers (Wirth and DeVuono)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.12
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.13
Forms of Non-Qualified Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.14
Letter Agreement dated May 24, 2011 modifying options of President and Chief Executive Officer** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on May 24, 2011 and incorporated herein by reference)

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

10.25	Form of 2021-2023 Performance Unit Award Agreement (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).**
10.26	2021-2023 Performance Share Unit Program (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).**
10.27	Form of Restricted Common Share Rights Award (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).**
10.28	Form of Change in Control Agreement with Executive Officers (Johnstone, Neuman and Redd)** (filed herewith)
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

99.1	Material Federal Income Tax Considerations (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference)
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 24, 2022
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2022
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 24, 2022
Reginald DesRoches

/s/ James C. Diggs	Trustee	February 24, 2022
James C. Diggs

/s/ Charles P. Pizzi	Trustee	February 24, 2022
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 24, 2022
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 24, 2022
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
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Joyce	Chairman of the Board and Trustee	February 24, 2022
Michael J. Joyce

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 24, 2022
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 24, 2022
Reginald DesRoches

/s/ James Diggs	Trustee	February 24, 2022
James Diggs

/s/ Charles P. Pizzi	Trustee	February 24, 2022
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 24, 2022
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 24, 2022
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of beneficiaries’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Company’s gross carrying value of operating real estate investments was $3,473 million and its investments in unconsolidated real estate ventures was $436 million as of December 31, 2021. During 2021, the Company did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates and capitalization rates, and (ii) any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.  Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates and capitalization rates, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2022

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of partners’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Partnership’s gross carrying value of operating real estate investments was $3,473 million and its investments in unconsolidated real estate ventures was $436 million as of December 31, 2021. During 2021, the Partnership did not recognize an impairment related to real estate investments or an other than temporary impairment related to investments in unconsolidated real estate ventures. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Partnership’s investments in unconsolidated real estate ventures. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment. This in turn led to a high degree of auditor judgment and subjectivity in applying procedures and evaluating audit evidence related to (i) the estimated undiscounted future cash flows expected to be generated by the real estate investments and (ii) the identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. In addition, there was significant audit effort in evaluating (i) the significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates and capitalization rates, and (ii) any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, testing management’s process for (i) developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, including the evaluation of the reasonableness of significant assumptions, the appropriateness of methods, the reasonableness of the model outputs and testing the completeness and accuracy of data provided by management, and (ii) identifying any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.  Evaluating the reasonableness of significant assumptions relating to the estimated undiscounted future cash flows expected to be generated by the real estate investments, related to market rental rates and capitalization rates, involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indications of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2022

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,472,602	$3,474,109
Accumulated depreciation	(957,450)	(896,561)
Right of use asset - operating leases, net	20,313	20,977
Operating real estate investments, net	2,535,465	2,598,525
Construction-in-progress	277,237	210,311
Land held for development	114,604	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,955,068	2,966,005
Assets held for sale, net	562	7,349
Cash and cash equivalents	27,463	46,344
Accounts receivable	11,875	13,536
Accrued rent receivable, net of allowance of $4,133 and $5,086 as of December 31, 2021 and December 31, 2020, respectively	167,210	155,372
Investment in unconsolidated real estate ventures	435,506	401,327
Deferred costs, net	86,862	84,856
Intangible assets, net	28,556	48,570
Other assets	133,094	176,747
Total assets	$3,846,196	$3,900,106
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$23,000	$—
Unsecured term loan, net	249,608	249,084
Unsecured senior notes, net	1,580,978	1,581,511
Accounts payable and accrued expenses	150,151	121,982
Distributions payable	32,765	32,706
Deferred income, gains and rent	23,849	21,396
Intangible liabilities, net	12,981	18,448
Lease liability - operating leases	22,962	22,758
Other liabilities	48,683	47,573
Total liabilities	$2,144,977	$2,095,458
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,126,257 and 170,572,964 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,712	1,707
Additional paid-in-capital	3,146,786	3,138,152
Deferred compensation payable in common shares	18,491	17,516
Common shares in grantor trust, 1,169,703 and 1,160,494 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	(18,491)	(17,516)
Cumulative earnings	1,122,372	1,110,083
Accumulated other comprehensive loss	(2,020)	(7,561)
Cumulative distributions	(2,578,583)	(2,448,238)
Total Brandywine Realty Trust's equity	1,690,267	1,794,143
Noncontrolling interests	10,952	10,505
Total beneficiaries' equity	$1,701,219	$1,804,648
Total liabilities and beneficiaries' equity	$3,846,196	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2021	2020	2019
Revenue
Rents	$451,519	$513,504	$554,665
Third party management fees, labor reimbursement and leasing	26,444	18,580	19,626
Other	8,856	2,768	6,126
Total revenue	486,819	534,852	580,417
Operating expenses
Property operating expenses	121,890	132,172	154,361
Real estate taxes	53,621	63,032	62,237
Third party management expenses	12,800	10,252	9,248
Depreciation and amortization	178,105	188,283	210,005
General and administrative expenses	30,153	30,288	32,156
Total operating expenses	396,569	424,027	468,007
Gain on sale of real estate
Net gain on disposition of real estate	142	289,461	356
Net gain on sale of undepreciated real estate	2,903	201	2,020
Total gain on sale of real estate	3,045	289,662	2,376
Operating income	93,295	400,487	114,786
Other income (expense):
Interest and investment income	8,295	1,939	2,318
Interest expense	(62,617)	(73,911)	(81,512)
Interest expense - amortization of deferred financing costs	(2,836)	(2,904)	(2,768)
Equity in loss of unconsolidated real estate ventures	(26,697)	(18,584)	(9,922)
Net gain on real estate venture transactions	2,973	75	11,639
Net income before income taxes	12,413	307,102	34,541
Income tax (provision) benefit	(47)	224	(12)
Net income	12,366	307,326	34,529
Net income attributable to noncontrolling interests	(77)	(1,799)	(262)
Net income attributable to Brandywine Realty Trust	12,289	305,527	34,267
Nonforfeitable dividends allocated to unvested restricted shareholders	(421)	(410)	(396)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$11,868	$305,117	$33,871
Basic income per Common Share	$0.07	$1.77	$0.19
Diluted income per Common Share	$0.07	$1.77	$0.19
Basic weighted average shares outstanding	170,878,185	171,926,079	176,132,941
Diluted weighted average shares outstanding	172,273,240	172,317,076	176,686,813
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$12,366	$307,326	$34,529
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,817	(5,972)	(8,210)
Amortization of interest rate contracts (1)	752	752	770
Total comprehensive income (loss)	5,569	(5,220)	(7,440)
Comprehensive income	17,935	302,106	27,089
Comprehensive income attributable to noncontrolling interest	(105)	(1,770)	(221)
Comprehensive income attributable to Brandywine Realty Trust	$17,830	$300,336	$26,868
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2021, 2020 and 2019
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2018	176,873,324	977,120	$1,770	$3,200,312	$14,021	$(14,021)	$775,625	$5,029	$(2,183,909)	$12,201	$1,811,028
Cumulative effect of accounting change							(5,336)				(5,336)
Net income							34,267			262	34,529
Other comprehensive loss								(7,399)		(41)	(7,440)
Repurchase and retirement of Common Shares of Beneficial Interest	(1,337,169)		(13)	(17,268)							(17,281)
Issuance of partnership interest in consolidated real estate ventures										27	27
Purchase of partnership interest in consolidated real estate venture				(983)						(1,197)	(2,180)
Redemption of LP Units	1,245			16						(16)	—
Share-based compensation activity	845,210	41,342	9	10,018							10,027
Share Issuance from/(to) Deferred Compensation Plan	97,485	87,080			2,195	(2,195)					—
Reallocation of Noncontrolling interest				63						(63)	—
Distributions declared ($0.76 per share)									(134,324)	(747)	(135,071)
BALANCE, December 31, 2019	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							305,527			1,799	307,326
Other comprehensive loss								(5,191)		(29)	(5,220)
Repurchase and retirement of Common Shares of Beneficial Interest	(6,248,483)		(62)	(59,937)							(59,999)
Sale of partnership interest in consolidated real estate venture										(1,017)	(1,017)
Distributions from consolidated real estate ventures										(22)	(22)
Share-based compensation activity	309,096	50,967	3	6,233							6,236
Share Issuance from/(to) Deferred Compensation Plan	32,256	3,985		(206)	1,300	(1,300)					(206)
Reallocation of Noncontrolling interest				(96)						96	—
Distributions declared ($0.76 per share)									(130,005)	(748)	(130,753)
BALANCE, December 31, 2020	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
Net income							12,289			77	12,366
Other comprehensive income								5,541		28	5,569
Issuance of Common Shares of Beneficial Interest	226,695		3	3,049							3,052
Issuance of partnership interest in consolidated real estate ventures										2,765	2,765
Redemption of LP Units										(2,334)	(2,334)
Share-based compensation activity	344,656	70,645	2	6,352							6,354
Share Issuance from/(to) Deferred Compensation Plan	(18,058)	(61,436)		(198)	975	(975)					(198)
Reallocation of Noncontrolling interest				(569)						569	—
Distributions declared $0.76 per share)									(130,345)	(658)	(131,003)
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$12,366	$307,326	$34,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178,105	188,283	210,005
Amortization of deferred financing costs	2,836	2,904	2,768
Amortization of debt discount/(premium), net	(1,951)	(568)	189
Amortization of stock compensation costs	7,130	6,627	6,876
Straight-line rent income	(13,485)	(14,743)	(11,369)
Amortization of acquired above (below) market leases, net	(5,377)	(4,867)	(8,857)
Ground rent expense	918	1,455	1,470
Provision for doubtful accounts	—	1,049	(1,345)
Net gain on real estate venture transactions	(2,973)	(75)	(11,639)
Net gain on sale of interests in real estate	(3,045)	(289,662)	(2,376)
Loss from unconsolidated real estate ventures, net of distributions	26,697	18,584	10,242
Income tax provision (benefit)	47	(224)	12
Changes in assets and liabilities:
Accounts receivable	2,506	(2,031)	(248)
Other assets	(19,325)	(5,034)	9,368
Accounts payable and accrued expenses	2,974	14,374	(5,599)
Deferred income, gains and rent	2,986	(12,149)	9,319
Other liabilities	465	14,557	(9,115)
Net cash provided by operating activities	190,874	225,806	234,230
Cash flows from investing activities:
Acquisition of properties	—	(41,950)	—
Acquisition of partners interest in consolidated real estate venture	—	—	(2,181)
Proceeds from the sale of properties	10,303	278,114	41,795
Proceeds from real estate venture sales	—	—	9,730
Proceeds from insurance	1,250	—	—
Proceeds from note receivable	50,000	—	—
Issuance of note receivable	—	(50,000)	—
Proceeds from repayment of mortgage notes receivable	—	—	3,341
Capital expenditures for tenant improvements	(56,830)	(73,166)	(67,258)
Capital expenditures for redevelopments	(48,022)	(21,664)	(53,846)
Capital expenditures for developments	(30,269)	(65,420)	(77,192)
Advances for the purchase of tenant assets, net of repayments	270	1,488	(1,035)
Investment in unconsolidated real estate ventures	(31,643)	(719)	(253)
Deposits for real estate	(2,550)	—	(4,181)
Capital distributions from unconsolidated real estate ventures	27,028	9,001	35,906
Leasing costs paid	(19,852)	(17,394)	(15,485)
Net cash provided by (used in) investing activities	(100,315)	18,290	(130,659)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(94,993)	(7,595)
Proceeds from credit facility borrowings	154,000	318,000	348,500
Repayments of credit facility borrowings	(131,000)	(318,000)	(441,000)
Proceeds from unsecured notes	—	—	216,373
Debt financing costs paid	—	—	(1,965)
Exercise of stock options, net	(63)	47	3,771
Shares used for employee taxes upon vesting of share awards	(1,762)	(1,346)	(1,554)
Partner contributions to consolidated real estate venture	2,765	—	27
Repurchase and retirement of common shares	—	(60,000)	(17,282)
Redemption of limited partnership units	(2,334)	—	—
Distributions paid to shareholders	(130,255)	(131,150)	(134,140)
Distributions to noncontrolling interest	(687)	(747)	(747)
Net cash used in financing activities	(109,336)	(288,189)	(35,612)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(18,777)	(44,093)	67,959
Cash and cash equivalents and restricted cash at beginning of year	47,077	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$28,300	$47,077	$91,170

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499	$22,842
Restricted cash, beginning of period	733	671	369
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170	$23,211

Cash and cash equivalents, end of period	$27,463	$46,344	$90,499
Restricted cash, end of period	837	733	671
Cash and cash equivalents and restricted cash, end of period	$28,300	$47,077	$91,170

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2021, 2020 and 2019 of $8,689, $4,650 and $2,246 respectively	$72,391	$79,498	$66,508
Cash paid for income taxes	785	688	1,385
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,765	32,706	33,815
Change in investment in real estate ventures as a result of deconsolidation	32,761	—	1,806
Change in operating real estate from deconsolidation of operating properties	(30,073)	427,710	—
Change in investment in real estate ventures from deconsolidation of operating properties	—	(296,262)	—
Change in mortgage notes payable from deconsolidation of operating properties	—	(220,271)	—
Change in other assets as a result of deconsolidation of operating properties	(2,688)	1,471	—
Change in capital expenditures financed through accounts payable at period end	22,744	(9,949)	(10,618)
Change in capital expenditures financed through retention payable at period end	(613)	284	(946)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2021	December 31, 2020
ASSETS
Real estate investments:
Operating properties	$3,472,602	$3,474,109
Accumulated depreciation	(957,450)	(896,561)
Right of use asset - operating leases, net	20,313	20,977
Operating real estate investments, net	2,535,465	2,598,525
Construction-in-progress	277,237	210,311
Land held for development	114,604	117,984
Prepaid leasehold interests in land held for development, net	27,762	39,185
Total real estate investments, net	2,955,068	2,966,005
Assets held for sale, net	562	7,349
Cash and cash equivalents	27,463	46,344
Accounts receivable	11,875	13,536
Accrued rent receivable, net of allowance of $4,133 and $5,086 as of December 31, 2021 and December 31, 2020, respectively	167,210	155,372
Investment in unconsolidated real estate ventures	435,506	401,327
Deferred costs, net	86,862	84,856
Intangible assets, net	28,556	48,570
Other assets	133,094	176,747
Total assets	$3,846,196	$3,900,106
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$23,000	$—
Unsecured term loan, net	249,608	249,084
Unsecured senior notes, net	1,580,978	1,581,511
Accounts payable and accrued expenses	150,151	121,982
Distributions payable	32,765	32,706
Deferred income, gains and rent	23,849	21,396
Intangible liabilities, net	12,981	18,448
Lease liability - operating leases	22,962	22,758
Other liabilities	48,683	47,573
Total liabilities	$2,144,977	$2,095,458
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 823,983 and 981,634 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	11,140	11,566
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,126,257 and 170,572,964 units issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,689,611	1,800,945
Accumulated other comprehensive loss	(2,366)	(7,935)
Total Brandywine Operating Partnership, L.P.'s equity	1,687,245	1,793,010
Noncontrolling interest - consolidated real estate ventures	2,834	72
Total partners' equity	$1,690,079	$1,793,082
Total liabilities and partners' equity	$3,846,196	$3,900,106
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2021	2020	2019
Revenue
Rents	$451,519	$513,504	$554,665
Third party management fees, labor reimbursement and leasing	26,444	18,580	19,626
Other	8,856	2,768	6,126
Total revenue	486,819	534,852	580,417
Operating expenses
Property operating expenses	121,890	132,172	154,361
Real estate taxes	53,621	63,032	62,237
Third party management expenses	12,800	10,252	9,248
Depreciation and amortization	178,105	188,283	210,005
General and administrative expenses	30,153	30,288	32,156
Total operating expenses	396,569	424,027	468,007
Gain on sale of real estate
Net gain on disposition of real estate	142	289,461	356
Net gain on sale of undepreciated real estate	2,903	201	2,020
Total gain on sale of real estate	3,045	289,662	2,376
Operating income	93,295	400,487	114,786
Other income (expense):
Interest and investment income	8,295	1,939	2,318
Interest expense	(62,617)	(73,911)	(81,512)
Interest expense - amortization of deferred financing costs	(2,836)	(2,904)	(2,768)
Equity in loss of unconsolidated real estate ventures	(26,697)	(18,584)	(9,922)
Net gain on real estate venture transactions	2,973	75	11,639
Net income before income taxes	12,413	307,102	34,541
Income tax (provision) benefit	(47)	224	(12)
Net income	12,366	307,326	34,529
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	3	(20)	(69)
Net income attributable to Brandywine Operating Partnership	12,369	307,306	34,460
Nonforfeitable dividends allocated to unvested restricted unitholders	(421)	(410)	(396)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$11,948	$306,896	$34,064
Basic income per Common Partnership Unit	$0.07	$1.77	$0.19
Diluted income per Common Partnership Unit	$0.07	$1.77	$0.19
Basic weighted average common partnership units outstanding	171,770,843	172,907,713	177,114,932
Diluted weighted average common partnership units outstanding	173,165,898	173,298,710	177,668,804
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$12,366	$307,326	$34,529
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,817	(5,972)	(8,210)
Amortization of interest rate contracts (1)	752	752	770
Total comprehensive income (loss)	5,569	(5,220)	(7,440)
Comprehensive income	17,935	302,106	27,089
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	3	(20)	(69)
Comprehensive income attributable to Brandywine Operating Partnership	$17,938	$302,086	$27,020
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2021, 2020 and 2019
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2018	176,873,324	$1,791,591	$4,725	$2,192	$1,798,508
Cumulative effect of accounting change		(5,336)			(5,336)
Net income		34,460		69	34,529
Other comprehensive loss			(7,440)		(7,440)
Deferred compensation obligation	97,485				—
Conversion of LP Units to common shares	1,245	16			16
Repurchase and retirement of LP units	(1,337,169)	(17,297)			(17,297)
Issuance of partnership interest in consolidated real estate ventures				27	27
Share-based compensation activity	845,210	10,027			10,027
Purchase of partnership interest in consolidated real estate venture		(983)		(1,197)	(2,180)
Adjustment of redeemable partnership units to liquidation value at period end		(3,615)			(3,615)
Distributions declared to general partnership unitholders ($0.76 per unit)		(134,324)			(134,324)
BALANCE, December 31, 2019	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
Net income		307,306		20	307,326
Other comprehensive loss			(5,220)		(5,220)
Deferred compensation obligation	32,256	(206)			(206)
Repurchase and retirement of LP units	(6,248,483)	(59,999)			(59,999)
Distributions from consolidated real estate ventures				(22)	(22)
Share-based compensation activity	309,096	6,236			6,236
Sale of partnership interest to consolidated real estate venture				(1,017)	(1,017)
Adjustment of redeemable partnership units to liquidation value at period end		3,074			3,074
Distributions declared to general partnership unitholders $0.76 per unit)		(130,005)			(130,005)
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		12,369		(3)	12,366
Other comprehensive income			5,569		5,569
Deferred compensation obligation	(18,058)	(198)			(198)
Issuance of LP Units	226,695	3,052			3,052
Repurchase and retirement of LP units		(2,334)			(2,334)
Issuance of partnership interest in consolidated real estate ventures				2,765	2,765
Share-based compensation activity	344,656	6,354			6,354
Adjustment of redeemable partnership units to liquidation value at period end		(232)			(232)
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,345)			(130,345)
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$12,366	$307,326	$34,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178,105	188,283	210,005
Amortization of deferred financing costs	2,836	2,904	2,768
Amortization of debt discount/(premium), net	(1,951)	(568)	189
Amortization of stock compensation costs	7,130	6,627	6,876
Straight-line rent income	(13,485)	(14,743)	(11,369)
Amortization of acquired above (below) market leases, net	(5,377)	(4,867)	(8,857)
Ground rent expense	918	1,455	1,470
Provision for doubtful accounts	—	1,049	(1,345)
Net gain on real estate venture transactions	(2,973)	(75)	(11,639)
Net gain on sale of interests in real estate	(3,045)	(289,662)	(2,376)
Loss from unconsolidated real estate ventures, net of distributions	26,697	18,584	10,242
Income tax provision (benefit)	47	(224)	12
Changes in assets and liabilities:
Accounts receivable	2,506	(2,031)	(248)
Other assets	(19,325)	(5,034)	9,368
Accounts payable and accrued expenses	2,974	14,374	(5,599)
Deferred income, gains and rent	2,986	(12,149)	9,319
Other liabilities	465	14,557	(9,115)
Net cash provided by operating activities	190,874	225,806	234,230
Cash flows from investing activities:
Acquisition of properties	—	(41,950)	—
Acquisition of partners interest in consolidated real estate venture	—	—	(2,181)
Proceeds from the sale of properties	10,303	278,114	41,795
Proceeds from real estate venture sales	—	—	9,730
Proceeds from insurance	1,250	—	—
Proceeds from note receivable	50,000	—	—
Issuance of note receivable	—	(50,000)	—
Proceeds from repayment of mortgage notes receivable	—	—	3,341
Capital expenditures for tenant improvements	(56,830)	(73,166)	(67,258)
Capital expenditures for redevelopments	(48,022)	(21,664)	(53,846)
Capital expenditures for developments	(30,269)	(65,420)	(77,192)
Advances for the purchase of tenant assets, net of repayments	270	1,488	(1,035)
Investment in unconsolidated real estate ventures	(31,643)	(719)	(253)
Deposits for real estate	(2,550)	—	(4,181)
Capital distributions from unconsolidated real estate ventures	27,028	9,001	35,906
Leasing costs paid	(19,852)	(17,394)	(15,485)
Net cash provided by (used in) investing activities	(100,315)	18,290	(130,659)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(94,993)	(7,595)
Proceeds from credit facility borrowings	154,000	318,000	348,500
Repayments of credit facility borrowings	(131,000)	(318,000)	(441,000)
Proceeds from unsecured notes	—	—	216,373
Debt financing costs paid	—	—	(1,965)
Exercise of stock options, net	(63)	47	3,771
Shares used for employee taxes upon vesting of share awards	(1,762)	(1,346)	(1,554)
Partner contributions to consolidated real estate venture	2,765	—	27
Repurchase and retirement of common units	—	(60,000)	(17,282)
Redemption of limited partnership units	(2,334)	—	—
Distributions paid to preferred and common partnership units	(130,942)	(131,897)	(134,887)
Net cash used in financing activities	(109,336)	(288,189)	(35,612)
Increase/(Decrease) in cash and cash equivalents and restricted cash	(18,777)	(44,093)	67,959
Cash and cash equivalents and restricted cash at beginning of year	47,077	91,170	23,211
Cash and cash equivalents and restricted cash at end of period	$28,300	$47,077	$91,170

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$46,344	$90,499	$22,842
Restricted cash, beginning of period	733	671	369
Cash and cash equivalents and restricted cash, beginning of period	$47,077	$91,170	$23,211

Cash and cash equivalents, end of period	$27,463	$46,344	$90,499
Restricted cash, end of period	837	733	671
Cash and cash equivalents and restricted cash, end of period	$28,300	$47,077	$91,170

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2021, 2020 and 2019 of $8,689, $4,650 and $2,246 respectively	$72,391	$79,498	$66,508
Cash paid for income taxes	785	688	1,385
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,765	32,706	33,815
Change in investment in real estate ventures as a result of deconsolidation	32,761	—	1,806
Change in operating real estate from deconsolidation of operating properties	(30,073)	427,710	—
Change in investment in real estate ventures from deconsolidation of operating properties	—	(296,262)	—
Change in mortgage notes payable from deconsolidation of operating properties	—	(220,271)	—
Change in other assets as a result of deconsolidation of operating properties	(2,688)	1,471	—
Change in capital expenditures financed through accounts payable at period end	22,744	(9,949)	(10,618)
Change in capital expenditures financed through retention payable at period end	(613)	284	(946)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2021, owned a 99.5% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company."
As of December 31, 2021, the Company owned 81 properties that contained an aggregate of approximately 13.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of December 31, 2021:

	Number of Properties	Rentable Square Feet
Office properties	72	12,097,300
Mixed-use properties	5	942,334
Core Properties	77	13,039,634
Development property	1	205,803
Redevelopment properties	3	432,699
The Properties	81	13,678,136
In addition to the Properties, as of December 31, 2021, the Company owned 176.1 acres of land held for development, of which 10.0 acres were held for sale. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.5 additional acres of undeveloped land. As of December 31, 2021, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 13.4 million square feet, of which 0.1 million square feet relates to the 10.0 acres held for sale.
As of December 31, 2021, the Company also owned economic interests in nine unconsolidated real estate ventures (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through seven management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), and BDN GC Services LLC ("BGCS"). Each of BRSCO, BMI and BPI is a taxable REIT subsidiary. BBS, BBL, BPM, and BGCS are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2021, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2021, the Management Company subsidiaries were managing properties containing an aggregate of approximately 23.1 million net rentable square feet, of which approximately 13.7 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Depreciable Lives of Real Estate Investments
In accordance with its policy, the Company reviews the estimated useful lives of its real estate investments on an ongoing basis. The estimated useful lives of seven operating properties in Austin, Texas were modified to reflect the estimated periods during which these assets will remain in service pursuant to the Company's Uptown ATX master development plans. The estimated useful lives of these properties were decreased from approximately 35 years to approximately 12 years coinciding with the remaining terms of in-place leases. The effect of this change in estimate was a $9.8 million increase in depreciation expense during the year ended December 31, 2021.
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
As of December 31, 2021 and 2020, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $46.5 million and $49.2 million, respectively, and total liabilities of $21.0 million and $21.6 million, respectively.
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
Construction-in-Progress
Project costs directly associated with the development or redevelopment and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes, and other expenses that are directly associated with the Company’s development or redevelopment activities are capitalized beginning when activities necessary to ready the asset for its intended use are in progress and capital expenditures have been made and ending when the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. See Note 3, ''Real Estate Investments," for more information related to the capitalization of project costs.
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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2021 and 2020, respectively. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

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

Investments in Unconsolidated Real Estate Ventures
Under the equity method, investments in real estate ventures are recorded initially at cost and subsequently adjusted for equity in earnings, contributions, distributions, and impairments. The Company generally allocates income and losses from the unconsolidated real estate ventures based on the venture's distribution priorities, which may be different from its stated ownership percentage. For real estate ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense to the extent that it is recoverable using the Company’s weighted average interest rate of consolidated debt and its investment balance as a basis. Planned principal operations commence when a property is available to lease and at that point in time, the Company ceases capitalizing interest to its investment basis.
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
Deferred Financing Costs
Costs incurred in connection with debt financing are capitalized as a direct deduction from the carrying value of the debt, except for costs capitalized related to the Company’s unsecured credit facility, which are capitalized within the “Deferred costs, net” caption on the accompanying consolidated balance sheets. Deferred financing costs are charged to interest expense over the terms of the related debt agreements. Deferred financing costs consist primarily of loan fees which are amortized over the related loan term on a basis that approximates the effective interest method. Deferred financing costs are accelerated, when debt is extinguished, as part of the “Interest expense-amortization of deferred financing costs” caption within the Company’s consolidated statements of operations. Original issue discounts are recognized as part of the gain or loss on extinguishment of debt, as appropriate.

Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. As of December 31, 2021 and 2020, the Company did not have any leases classified as direct-financing or sales-type leases.
Fixed lease payments under tenant leases, determined to be collectible, are recognized on a straight-line basis over the term of the related lease. The cumulative difference between lease revenue recognized under the straight-line method and contractual lease payments are recorded as “Accrued rent receivable” on the consolidated balance sheets. Variable lease payments are recognized as lease revenue in the period in which changes occur in facts and circumstances on which the variable lease payments are based.
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

For certain leases, the Company also makes significant assumptions and judgments in determining the lease term, including assumptions when the lease provides the tenant with an early termination option or purchase option. The lease term impacts the period over which the Company determines and records lease payments and also impacts the period over which it amortizes lease-related costs. The Company considers all relevant factors that create an economic incentive for the lessee and uses judgment to determine if those factors, considered together, signify that the lessee is reasonably certain to exercise the option. For leases where a tenant executes a lease termination, termination fees are generally recognized over the modified term of the lease as rental income. Additionally, any deferred rents receivable are accelerated over the modified lease term.

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

Third party management fees, labor reimbursement, and leasing
The Company performs property management services for its managed real estate ventures and third-party property owners of real estate that consist of: (i) providing leasing services, (ii) property inspections, (iii) repairs and maintenance monitoring, and (iv) financial and accounting oversight. For these services, the Company earns management fees monthly, which are based on a fixed percentage of each managed property’s financial results, and is reimbursed for the labor costs incurred by its property management employees as services are rendered to the property owners. The Company determined that control over the services is passed to its customers simultaneously as performance occurs. Accordingly, management fee revenue is earned as the services are provided to the Company’s customers.
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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19, ''Segment Information,” for further information) during the year ended December 31, 2021 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Metropolitan Washington, D.C.	Other	Corporate (a)	Total
Fixed rent	$149,441	$113,748	$62,545	$12,410	$8,020	$(2,240)	$343,924
Variable rent	41,585	10,358	34,850	646	2,660	(257)	89,842
Total lease revenue	191,026	124,106	97,395	13,056	10,680	(2,497)	433,766
Amortization of deferred market rents	2,064	(9)	3,322	—	—	—	5,377
Daily parking & hotel flexible stay	11,758	159	109	117	233	—	12,376
Total rents	204,848	124,256	100,826	13,173	10,913	(2,497)	451,519
Third party management fees, labor reimbursement and leasing	893	34	452	6,548	3,077	15,440	26,444
Other income	2,117	276	402	144	25	5,892	8,856
Total revenue	$207,858	$124,566	$101,680	$19,865	$14,015	$18,835	$486,819
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
Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state (in states that follow federal rules) income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, a nominal provision for federal and state (as applicable) income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state (as applicable) income taxes and may not be able to qualify as a REIT for the four tax years following the year in which it first failed to qualify. The Parent Company is subject to certain local income taxes. Provision for federal income taxes is recorded in the income tax provision line item and state and local income taxes have been included in operating expenses in the Parent Company’s consolidated statements of operations.
The tax basis of the Parent Company’s assets was $3.1 billion and $2.9 billion for the years ended December 31, 2021 and December 31, 2020, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2021, 2020 or 2019.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2021 and December 31, 2020.

Operating Partnership
In general, the Operating Partnership is not subject to federal and state income taxes, and accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements. The partners of the Operating Partnership are required to include their respective share of the Operating Partnership’s profits or losses in their respective tax returns. The Operating Partnership’s tax returns and the amount of allocable partnership profits and losses are subject to examination by federal and state taxing authorities. For any year beginning on or after January 1, 2017, the Operating Partnership can be assessed with federal income tax in the course of an audit by the IRS. Under the partnership audit rules included in the Bipartisan Budget Act of 2015, the Operating Partnership has the option to make a push-out election and allocate the partnership adjustments to all the former partners for the tax year under audit.
The tax basis of the Operating Partnership’s assets was $3.1 billion and $2.9 billion for the years ended December 31, 2021 and December 31, 2020, respectively.
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
Risks and Uncertainties - COVID-19
Currently, one of the most significant risks and uncertainties the Company faces is the potential adverse effect of the ongoing global COVID-19 pandemic, which has significantly slowed global economic activity and caused significant volatility in financial markets, causing many to fear a global recession. The responses of many countries, including the U.S., have included mandatory quarantines, restrictions on business activities, including construction activities, restrictions on group gatherings, restrictions on travel and mandatory closures. These actions have disrupted the global economy and supply chains and adversely impacted many industries, including owners and developers of real estate. Moreover, there is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy and consumer confidence. Demand for space at the Company's properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which the COVID-19 pandemic impacts the Company's results will depend on future developments, many of which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, future action plans, and vaccination efforts. The COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact the Company's tenants’ ability to pay rent, the Company's ability to lease vacant space, and the Company's ability to complete development and redevelopment projects. These consequences, in turn, could materially impact the Company's results of operations.
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
3. REAL ESTATE INVESTMENTS
As of December 31, 2021 and 2020, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2021	December 31, 2020
Land	$410,144	$407,514
Building and improvements	2,653,492	2,665,232
Tenant improvements	408,966	401,363
Total	$3,472,602	$3,474,109
Construction-in-Progress
Internal direct construction costs totaling $7.9 million in 2021, $8.4 million in 2020, and $7.4 million in 2019 and interest totaling $7.0 million in 2021, $4.6 million in 2020, and $3.2 million in 2019 were capitalized related to the development, redevelopment and construction of tenant improvements of certain properties and land holdings.
During the years ended December 31, 2021, 2020 and 2019, the Company’s internal direct construction costs are comprised entirely of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2021	2020	2019
Development	$4,815	$4,802	$3,047
Redevelopment	1,170	543	775
Tenant Improvements	1,917	3,021	3,609
Total	$7,902	$8,366	$7,431
2021 Acquisitions
During the year ended December 31, 2021, the Company did not acquire any properties from a third party.

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
2019 Acquisitions
During the year ended December 31, 2019, the Company did not acquire any properties from a third party.
Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
1100 Lenox Drive	September 8, 2021	Lawrenceville, NJ	Land	5.0 acres	$2,575	$68
2100-2200 Lenox Drive	July 6, 2021	Lawrenceville, NJ	Land	35.2 acres	$8,900	$842
Mid-Atlantic Office Portfolio (b) (d)	December 21, 2020	Various	Office	1,128,645	$192,943	$15,164
One and Two Commerce Square (c)	July 21, 2020	Philadelphia, PA	Office	1,896,142	$115,000	$271,905
Keith Valley	June 15, 2020	Horsham, PA	Land	14.0 Acres	$4,000	$201
52 East Swedesford Road	March 19, 2020	Malvern, PA	Office	131,077	$18,000	$2,336
1900 Gallows Rd	September 11, 2019	Vienna, VA	Office	210,632	$36,400	$(367)
9 Presidential Boulevard	March 15, 2019	Bala Cynwyd, PA	Land	2.7 Acres	$5,325	$751

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
(d)The sales price includes $4.1 million of variable consideration held in escrow that will be released to the Company over a six to nine month holdback period if certain tenants remain in compliance with certain payment terms of their lease agreements. The Company estimated the amount of the variable consideration that it deemed probable of collection and included such amount in the transaction price. The amount estimated as probable of collection was received during 2021. The Company will continue to evaluate the probability of collection on the remaining holdback and recognize any changes to the amount deemed probable as incremental gain on sale.
In addition, on February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to a newly formed joint venture with an unaffiliated third party. The project is part of the Schuylkill Yards master development. The Company's investment in the project was valued at $34.8 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine Opportunity Fund, L.P. (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture ("3025 JFK Venture"). The Company recorded its investment at fair value and recognized a gain of $2.0 million in "Net gain on sale of undepreciated real estate" on the consolidated statements of operations. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.
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
One Uptown Venture
On December 1, 2021, the Company entered into two joint venture agreements with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $328.4 million mixed-used project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail (through the "office" joint venture) and 341 apartment residences and a public park (through the "multifamily" joint venture) and a six-story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $57.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. The Company is in the process of securing a construction loan for each of the two joint ventures that would total approximately $213.4 million, representing 65% of the combined project costs. Under the terms of each of the joint venture agreements, the joint venture partner has no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. This right prevents the Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans.
Held for Use Impairment
As of December 31, 2021, 2020, and 2019, the Company evaluated the recoverability of the carrying value of its properties that triggered assessment. Based on the analysis, no impairments were identified during the twelve months ended December 31, 2021, 2020, and 2019.
Held for Sale
As of December 31, 2021, the Company determined that the sale of two adjacent parcels of land within the Other segment totaling 10.0 acres was probable and classified these properties as held for sale. As such, $0.6 million was classified as “Assets held for sale, net” on the consolidated balance sheets. The Company closed on the sale of the two parcels of land on January 20, 2022 for an aggregate sales price of $1.6 million.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2021, the Company held ownership interests in nine unconsolidated real estate ventures for a net aggregate investment balance of $411.1 million, which includes a negative investment balance in one unconsolidated real estate venture of $24.4 million, reflected within "Other liabilities" on the consolidated balance sheets. As of December 31, 2021, four of the real estate ventures owned properties that contained an aggregate of approximately 8.2 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.0 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $8.1 million, $4.7 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $3.8 million, $1.1 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.5 million and $1.2 million as of December 31, 2021 and 2020, respectively.
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
The Company’s investment in the unconsolidated real estate ventures as of December 31, 2021 and 2020, and the Company’s share of the unconsolidated real estate ventures’ income (loss) for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's Share of unconsolidated real estate venture Income (Loss)			Unconsolidated Real Estate Venture Debt at 100%, gross
		2021	2020	2021	2020	2019	2021	2020
Office Properties
Commerce Square Venture	70% (a)	$247,798	$253,128	$(15,501)	$(9,150)	—	$213,069	$219,168
Mid-Atlantic Office Venture	40% (a)	31,680	32,996	932	96	—	123,015	120,831
Brandywine - AI Venture LLC	50%	—	10,302	(721)	185	(2,800)	—	—
Herndon Innovation Center Metro Portfolio Venture, LLC	15%	15,844	16,019	(174)	(358)	(498)	207,302	207,302
MAP Venture	50%	(24,396)	(11,516)	(8,683)	(6,570)	(6,102)	184,263	185,000
PJP VII	25% (b)	—	—	—	—	190	—	—
PJP II	30% (b)	—	—	—	—	81	—	—
PJP VI	25% (b)	—	—	—	—	(185)	—	—
Other
4040 Wilson Venture (c)	50%	31,059	34,454	(2,258)	(2,162)	(368)	145,000	141,857
1919 Venture	50%	13,791	15,434	427	59	328	88,860	88,860
Development Properties
3025 JFK Venture	55%	56,370	—	(118)	—	—	—	—
JBG - 51 N Street (c)	70%	21,213	21,237	(402)	(457)	(313)	—	—
JBG - 1250 First Street Office (c)	70%	17,751	17,757	(199)	(227)	(255)	—	—
		$411,110	$389,811	$(26,697)	$(18,584)	(9,922)	$961,509	$963,018

(a)Ownership percentage represents the Company’s combined interest including preferred and common equity holdings. See "Commerce Square Venture" and "Mid-Atlantic Office JV" sections below for more information.
(b)On October 29, 2019, the Company sold its interest in PJP II, PJP VI and PJP VII. See "PJP Ventures" section below for more information on the disposal.
(c)This entity is a VIE.

The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Net property	$1,563,263	$1,520,804
Other assets	434,687	488,805
Other liabilities	331,947	333,049
Debt, net	956,668	956,688
Equity (a)	709,335	719,872
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the twelve-month periods ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$214,792	$150,276	$132,358
Operating expenses	(117,273)	(85,812)	(71,784)
Interest expense, net	(30,569)	(22,661)	(21,908)
Depreciation and amortization	(97,147)	(70,805)	(53,331)
Provision for impairment	(1,393)	—	(5,664)
Loss on early extinguishment of debt	—	—	(1,231)
Net loss	$(31,590)	$(29,002)	$(21,560)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(25,972)	$(18,540)	$(9,865)
Basis adjustments and other	(725)	(44)	(57)
Equity in loss of unconsolidated real estate ventures	$(26,697)	$(18,584)	$(9,922)
As of December 31, 2021, the aggregate principal payments of the unconsolidated real estate ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2022	$8,543
2023	477,649
2024	330,317
2025	—
2026	145,000
Thereafter	—
Total principal payments	961,509
Net deferred financing costs	(5,923)
Net original issue premium	1,082
Outstanding indebtedness	$956,668
4040 Wilson Venture
The 4040 Wilson LLC Venture (“4040 Wilson”) consists of one property containing an aggregate of 225,000 square feet of office/retail and 250 apartment units, located in the Metropolitan Washington, D.C. segment. The Company and its partner each own a 50% interest in 4040 Wilson. The residential component and office/retail portion of 4040 Wilson were substantially complete and placed into service during the first quarter of 2020 and the first quarter of 2021, respectively. During the fourth quarter of 2021, 4040 Wilson refinanced the $150.0 million secured construction loan into a $155.0 million mortgage loan secured by the property. The interest rate on this loan is 1.8% over term SOFR and matures in December 2026.

Brandywine - AI Venture
During the year ended December 31, 2021, Brandywine - AI Venture, recorded a $1.4 million held for sale impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $0.7 million, which is reflected in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2021. The impairment was measured based on an executed sale agreement with a third-party. The Company determined that its investment in the real estate venture is not impaired as the Company's share of the distributable cash is in excess of the Company's basis in the real estate venture. On November 9, 2021, BDN AI Venture sold 3141 Fairview Park Drive, the last remaining office property, totaling 183,618 rentable square feet in Falls Church, Virginia, at an aggregate sales price of $27.6 million. The Company received cash proceeds of $12.6 million after closing costs. The Company recorded an $3.0 million gain within the caption "Net gain on real estate venture transactions" within its consolidated statements of operations for the year ended December 31, 2021 upon liquidation of the venture.
During 2019, BDN - AI Venture recorded a $5.6 million held for use impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $2.8 million which is reflected in “Equity in loss of unconsolidated real estate ventures” in the consolidated statements of operations for the year ended December 31, 2019. The impairment was measured based on an appraisal of the property performed by a third party. The Company determined that its investment in the real estate venture was not impaired as the Company's share of the distributable cash was in excess of the Company's basis in the real estate venture.
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
On July 23, 2021, the 3025 JFK Venture closed on a $186.7 million construction loan, which bears interest at 3.50% plus LIBOR (subject to a LIBOR floor of 0.25%) per annum and matures in July 2025. In addition to its $34.8 million credit for contribution of the leasehold interest at 3025 JFK Venture, the Company has funded $20.5 million of project costs as of December 31, 2021. The remaining project costs will be funded by the joint venture partner and the construction loan.
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
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet, nine of which are located in the Pennsylvania suburbs segment and three located in the Metropolitan Washington, D.C segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owns approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. During the fourth quarter 2021, the Mid-Atlantic Office JV borrowed an additional

$2.2 million. The remaining funds available under the loan are $24.4 million. The loan bears interest at LIBOR + 3.15% capped at a total maximum interest rate of 5.6% and matures on January 9, 2024.
Commerce Square Venture
On July 21, 2020, the Company sold a 30% preferred equity interest in the entities that own One Commerce Square and Two Commerce Square, two office properties containing 1,896,142 square feet in Philadelphia, Pennsylvania. After the transaction, the Company owns approximately 32% of the equity interest in Commerce Square Venture through preferred equity interest holdings and approximately 38% of the equity interest in Commerce Square Venture as the sole common equity holder, for a combined approximately 70% equity interest in the venture. The properties held by the venture remain encumbered by the existing mortgages.
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
Herndon Innovation Center Metro Portfolio Venture, LLC
The Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”) consists of eight properties containing an aggregate of 1,293,197 square feet, located in the Metropolitan Washington, D.C. segment. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center, respectively.
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
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia ("MAP Venture"). The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115. Annual payments by the MAP Venture, as tenant under the ground lease, initially total $11.9 million and increase 2.5% annually through November 2025. Thereafter, annual rental payments increase by 2.5% or CPI at the discretion of the lessor.
1919 Venture
1919 Venture owns a 29-story, 455,000 square foot mixed-use tower consisting of 321 luxury apartments, 24,000 square feet of commercial space and a 215-car structured parking facility. See Note 5, ''Debt and Preferred Equity Investments" for additional information regarding the related-party note receivable with 1919 Venture.
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

5. DEBT AND PREFERRED EQUITY INVESTMENTS
Austin Preferred Equity Investment
On December 31, 2020, the Company invested $50.0 million in exchange for a preferred equity interest in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas. The Company accounted for this mandatorily redeemable investment as a note receivable, which was included within "Other assets" on the consolidated balance sheets.The preferred equity interest accrued a 9.0% annual return, compounded and paid monthly. The investment was required to be redeemed no later than December 31, 2023 (subject to a one-year extension option). On September 3, 2021, the $50.0 million investment was redeemed prior to maturity. As a result, the Company recognized an incremental $2.8 million of income on early redemption related to its accelerated minimum return and exit fees paid in cash on the redemption date during the three months ended September 30, 2021, which is included in "Interest and investment income" on the consolidated statements of operations.
1919 Venture Note Receivable
During 2018, each of the Company and the other equity partner in 1919 Venture, an unconsolidated real estate venture, provided a $44.4 million mortgage loan to 1919 Venture and, as a result, the Company recorded a $44.4 million related-party note receivable from 1919 Venture. The loan bears interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. 1919 Venture used the proceeds from the loans to repay its then outstanding $88.8 million construction loan. See Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information regarding 1919 Venture. As of December 31, 2021, the debt investment was performing in accordance with its terms and remains on accrual status.
6. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Future contractual lease payments under operating leases at December 31, 2021 are as follows (in thousands):

Year
2022	$328,553
2023	327,981
2024	304,240
2025	274,216
2026	249,045
Thereafter	952,898
Lessee Accounting
As of December 31, 2021, the Company is the lessee under six long-term ground leases classified as "operating leases" in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2021	2020
Fixed lease cost	$2,100	$2,100
Variable lease cost	43	45
Total	$2,143	$2,145

Weighted-average remaining lease term (years)	55.2	55.9
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 8 to 63 years. Lease payments on noncancellable leases at December 31, 2021 are as follows (in thousands):

Year	Minimum Rent
2022	$1,248
2023	1,263
2024	1,305
2025	1,321
2026	1,338
Thereafter	107,793
Total lease payments	$114,268
Less: Imputed interest	91,306
Present value of operating lease liabilities	$22,962
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
7. DEFERRED COSTS
As of December 31, 2021 and 2020, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2021
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$143,895	$(57,445)	$86,450
Financing costs - Unsecured Credit Facility	6,299	(5,887)	412
Total	$150,194	$(63,332)	$86,862

	December 31, 2020
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$139,207	$(55,656)	$83,551
Financing costs - Unsecured Credit Facility	6,299	(4,994)	1,305
Total	$145,506	$(60,650)	$84,856
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized internal direct leasing costs of $2.1 million, $1.6 million, and $1.7 million, respectively.

8. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2021 and 2020, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$72,376	$(44,066)	$28,310
Tenant relationship value	167	(97)	70
Above market leases acquired	486	(310)	176
Total intangible assets, net	$73,029	$(44,473)	$28,556

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$27,025	$(14,044)	$12,981

	December 31, 2020
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$91,552	$(43,400)	$48,152
Tenant relationship value	2,091	(1,938)	153
Above market leases acquired	530	(265)	265
Total intangible assets, net	$94,173	$(45,603)	$48,570

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$31,263	$(12,815)	$18,448
For the years ended December 31, 2021, 2020, and 2019, the Company accelerated the amortization of intangible assets by approximately $3.6 million, $0.3 million, and $4.5 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2021, 2020, and 2019 the Company accelerated the amortization of approximately $0.6 million, $0.1 million, and $2.2 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2021, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2022	$9,642	$2,588
2023	6,724	1,540
2024	4,433	1,321
2025	3,255	1,044
2026	1,195	754
Thereafter	3,307	5,734
Total	$28,556	$12,981

9. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$23,000	$—	LIBOR + 1.10%	July 2022	(a)
Seven-Year Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,851,610	1,828,610
Plus: original issue premium (discount), net	8,187	10,137
Less: deferred financing costs	(6,211)	(8,152)
Total unsecured indebtedness	$1,853,586	$1,830,595
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
The Company had $23.0 million of borrowings under the Unsecured Credit Facility as of December 31, 2021. During the twelve months ended December 31, 2021, the weighted-average interest rate on Unsecured Credit Facility borrowings was

1.21% resulting in $0.4 million of interest expense. During the twelve months ended December 31, 2020 weighted-average interest rate on Unsecured Credit Facility borrowings was 1.48% resulting in $0.5 million of interest expense.
The Company was in compliance with all financial covenants as of December 31, 2021. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of December 31, 2021, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2022	$273,000
2023	350,000
2024	350,000
2025	—
2026	—
Thereafter	878,610
Total principal payments	1,851,610
Net unamortized premiums/(discounts)	8,187
Net deferred financing costs	(6,211)
Outstanding indebtedness	$1,853,586
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2021 and 2020, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2021 and 2020 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,368	$1,588,780	$1,502,901	$1,607,310
Variable rate debt	$351,218	$344,754	$327,694	$308,838
Notes receivable (b)	$44,430	$45,230	$94,430	$97,372
(a)Net of deferred financing costs of $5.8 million and $7.2 million for unsecured notes payable, $0.4 million and $0.9 million for variable rate debt as of December 31, 2021 and December 31, 2020, respectively.
(b)For further detail, refer to Note 5, ''Debt and Preferred Equity Investments.”
The Company used quoted market prices as of December 31, 2021 and December 31, 2020 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2021 and December 31, 2020. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2021. Current estimates of fair value may differ from the amounts presented herein.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2021 and December 31, 2020. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2021	12/31/2020				12/31/2021	12/31/2020
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(2,461)	$(6,627)
Swap	Interest Rate	Cash Flow	(b)	—	25,774	3.300%	December 22, 2011	January 30, 2021	—	(120)
				$250,000	$275,774

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2021, 2020 and 2019.
12. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $8.2 million and $10.5 million as of December 31, 2021 and December 31, 2020, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $11.1 million and $11.7 million as of December 31, 2021 and December 31, 2020, respectively.

13. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$12,366	$12,366	$307,326	$307,326	$34,529	$34,529
Net income attributable to noncontrolling interests	(77)	(77)	(1,799)	(1,799)	(262)	(262)
Nonforfeitable dividends allocated to unvested restricted shareholders	(421)	(421)	(410)	(410)	(396)	(396)
Net income attributable to common shareholders	$11,868	$11,868	$305,117	$305,117	$33,871	$33,871
Denominator
Weighted-average shares outstanding	170,878,185	170,878,185	171,926,079	171,926,079	176,132,941	176,132,941
Contingent securities/Share based compensation	—	1,395,055	—	390,997	—	553,872
Weighted-average shares outstanding	170,878,185	172,273,240	171,926,079	172,317,076	176,132,941	176,686,813
Earnings per Common Share:
Net income attributable to common shareholders	$0.07	$0.07	$1.77	$1.77	$0.19	$0.19
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
Redeemable common limited partnership units totaling 823,983 at December 31, 2021, 981,634 at December 31, 2020 and 981,634 at December 31, 2019, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2021, 2020 and 2019, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 7, 2021, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on January 19, 2022 to shareholders of record as of January 5, 2022.
During the year ended December 31, 2021, the Company issued 226,695 common shares in a private placement to an unaffiliated third party in exchange for the third party's 1% residual ownership interest in One and Two Commerce Square, an unconsolidated joint venture.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2021 or December 31, 2020.
Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the year ended December 31, 2021, the Company did not repurchase any common shares. During the year ended December 31, 2020, the Company repurchased and retired 6,248,483 common shares at an average price of $9.60 per share, totaling $60.0 million. During the year ended December 31, 2019, the Company repurchased and retired 1,337,169 common shares at an average price of $12.92 per share, totaling $17.3 million.
Former Continuous Offering Program
On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), that permitted the Parent Company to sell up to an aggregate of 16,000,000 common shares in at-the-market offerings.
There was no activity under the Offering Program during 2020 and 2019. At December 31, 2021, no common shares remained available for issuance under the Offering Program, which terminated on January 10, 2020.
14. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2021		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$12,366	$12,366	$307,326	$307,326	$34,529	$34,529
Net (income) loss attributable to noncontrolling interests	3	3	(20)	(20)	(69)	(69)
Nonforfeitable dividends allocated to unvested restricted unitholders	(421)	(421)	(410)	(410)	(396)	(396)
Net income attributable to common unitholders	$11,948	$11,948	$306,896	$306,896	$34,064	$34,064
Denominator
Weighted-average units outstanding	171,770,843	171,770,843	172,907,713	172,907,713	177,114,932	177,114,932
Contingent securities/Share based compensation	—	1,395,055	—	390,997	—	553,872
Total weighted-average units outstanding	171,770,843	173,165,898	172,907,713	173,298,710	177,114,932	177,668,804
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.07	$0.07	$1.77	$1.77	$0.19	$0.19
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2021, 2020 and 2019, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2021 or December 31, 2020.
Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2021: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2021, 2020 and 2019, which was $13.42, $11.91 and $15.75, respectively. Class A Units of 823,983 as of December 31, 2021, 981,634 as of December 31, 2020, and 981,634 as of December 31, 2019, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 7, 2021, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on January 19, 2022 to unitholders of record as of January 5, 2022.
During the year ended December 31, 2021, the Operating Partnership issued 226,695 common partnership units to the Parent Company in exchange for a 1% residual ownership interest in One and Two Commerce Square, an unconsolidated joint venture, which was acquired from an unaffiliated third party in exchange for an equal number of common shares of the Parent Company.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the year ended December 31, 2021, the Company did not repurchase any units. During the year ended December 31, 2020 the Company repurchased and retired 6,248,483 common units at an average price of $9.60 per unit, totaling $60.0 million. During the year ended December 31, 2019, the Company Repurchased 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million.
The common units repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common units (at $0.01 par value per unit) and a decrease to General Partnership Capital.
Former Continuous Offering Program
On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), which permitted it to sell up to an aggregate of 16,000,000 common units in at-the-market offerings. In connection with the commencement of the Offering Program, $0.2 million of upfront costs were recorded to General Partner Capital.
There was no activity under the Offering Program during 2020 and 2019. As of December 31, 2021, no common shares remained available for issuance under the Offering Program, which terminated on January 10, 2020.

15. SHARE BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.4 million, $0.5 million, and $0.4 million in 2021, 2020, and 2019, respectively.
Restricted Share Rights Awards
As of December 31, 2021, 474,978 restricted share rights ("Restricted Share Rights") were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2021 was $1.8 million and is expected to be recognized over a weighted average remaining vesting period of 1.9 years. During the years ended December 31, 2021, 2020, and 2019, the amortization related to outstanding Restricted Share Rights was $4.1 million (of which $0.5 million was capitalized), $4.3 million (of which $0.4 million was capitalized), and $3.9 million (of which $0.3 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Rights activity during the year-ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	488,735	$15.19
Granted	343,179	$12.72
Vested	(339,579)	$15.12
Forfeited	(17,357)	$13.55
Non-vested at December 31, 2021	474,978	$13.51
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
The Restricted Share Rights granted in 2021, 2020, and 2019 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional two years to fully vest. In addition to the basic award, up to an aggregate of 388,840, 316,236, and 228,858 shares may be awarded under the outperformance feature for the 2021, 2020, and 2019 awards, respectively, to those senior officers whose Restricted Share Rights awards include the "outperformance feature." As of December 31, 2021, the Company has not recognized any compensation expense related to the outperformance feature for the 2019-2021 awards. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.

In addition, on February 23, 2021, the Compensation Committee awarded non-officer employees an aggregate of 49,267 Restricted Share Rights that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
On May 18, 2021, the Compensation Committee awarded the Trustees an aggregate of 41,634 fully vested common shares.
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

	RPSU Grant Date
	2/21/2019	3/5/2020	3/5/2021	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2021	206,069	319,600	—	525,669
Granted	—	—	380,957	380,957
Units Cancelled	(3,837)	(5,545)	(6,796)	(16,178)
Non-vested at December 31, 2021	202,232	314,055	374,161	890,448
Measurement Period Commencement Date	1/1/2019	1/1/2020	1/1/2021
Measurement Period End Date	12/31/2021	12/31/2022	12/31/2023
Granted	213,728	319,600	380,957
Fair Value of Units on Grant Date (in thousands)	$4,627	$5,389	$6,389
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. During the performance period, dividend equivalents are credited as additional RPSUs, subject to the same terms and conditions as the original RPSUs. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the March, 2021 and 2020 grants, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs for the February 2019 grant through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the year ended December 31, 2021, the Company recognized amortization of the 2021, 2020 and 2019 RPSU awards of $4.3 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2020, amortization for the 2020, 2019 and 2018 RPSU awards was $3.0 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2019, amortization for the 2019, 2018, and 2017 RPSU awards was $4.2 million, of which $0.6 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at December 31, 2021 was approximately $6.3 million and is expected to be recognized over a weighted average remaining vesting period of 1.5 years.
The Company issued 82,513 common shares on February 1, 2021 in settlement of RPSUs that had been awarded on February 28, 2018 (with a three-year measurement period ended December 31, 2020). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 20, 2021.

Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2021 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.6 million during the year ended December 31, 2021, $0.4 million during the year ended December 31, 2020 and $0.5 million during the year ended December 31, 2019. The Company recognized $0.1 million of compensation expense related to the ESPP during each of the years ended December 31, 2021, 2020, and 2019. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At both December 31, 2021 and 2020, 1.2 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.

16. DISTRIBUTIONS
The following table provides the tax characteristics of the 2021, 2020 and 2019 distributions paid:

	Years ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.64	$0.41	$0.62
Capital gain	0.01	0.35	—
Non-taxable distributions	0.11	—	0.14
Distributions per share	$0.76	$0.76	$0.76
Percentage classified as ordinary income	83.90%	53.90%	81.00%
Percentage classified as capital gain	1.20%	46.10%	—%
Percentage classified as non-taxable distribution	14.90%	—%	19.00%

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
As of December 31, 2021 and 2020 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets.
The Company had no accruals for tax uncertainties as of December 31, 2021 and December 31, 2020.
For the year ended December 31, 2021, there was no deferred income tax expense and nominal current income tax expense. For the year ended December 31, 2020, there was no deferred income tax expense and $0.2 million of current income tax benefit. For the year ended December 31, 2019, there was $0.1 million of deferred income tax expense and $0.1 million of current income tax benefit. These amounts are included in “Income tax (provision) benefit” in the consolidated statements of operations.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2021 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2019	$5,029
Change in fair market value during year	(8,210)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	41
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,370)
Change in fair market value during year	(5,972)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	29
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,561)
Change in fair market value during year	4,817
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(28)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,020)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2019	$4,725
Change in fair market value during year	(8,210)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	770
Balance at December 31, 2019	$(2,715)
Change in fair market value during year	(5,972)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,935)
Change in fair market value during year	4,817
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,366)
Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable. The Company expects to reclassify $0.6 million from AOCI into interest expense within the next twelve months.
19. SEGMENT INFORMATION
As of December 31, 2021, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.

The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	December 31, 2021	December 31, 2020
Philadelphia CBD	$1,460,510	$1,433,927
Pennsylvania Suburbs	866,223	871,530
Austin, Texas	778,145	728,741
Metropolitan Washington, D.C.	280,921	352,794
Other	86,803	87,117
Operating Properties	$3,472,602	$3,474,109

Corporate
Right of use asset - operating leases, net	$20,313	$20,977
Construction-in-progress	$277,237	$210,311
Land held for development	$114,604	$117,984
Prepaid leasehold interests in land held for development, net	$27,762	$39,185
.
Net operating income:

	Year Ended December 31,
	2021			2020			2019
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$207,858	$(73,695)	$134,163	$232,028	$(82,505)	$149,523	$263,769	$(100,219)	$163,550
Pennsylvania Suburbs	124,566	(40,011)	84,555	141,613	(46,281)	95,332	141,084	(47,418)	93,666
Austin, Texas	101,680	(39,374)	62,306	102,982	(39,759)	63,223	104,157	(38,285)	65,872
Metropolitan Washington, D.C.	19,865	(15,386)	4,479	40,223	(20,791)	19,432	51,498	(23,455)	28,043
Other	14,015	(9,840)	4,175	13,469	(9,815)	3,654	14,558	(9,328)	5,230
Corporate	18,835	(10,005)	8,830	4,537	(6,305)	(1,768)	5,351	(7,141)	(1,790)
Operating properties	$486,819	$(188,311)	$298,508	$534,852	$(205,456)	$329,396	$580,417	$(225,846)	$354,571
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Year ended December 31,
	December 31, 2021	December 31, 2020	2021	2020	2019
Philadelphia CBD	$317,959	$268,562	$(15,191)	$(9,090)	$328
Metropolitan Washington, D.C.	85,867	99,769	(3,755)	(3,019)	(4,234)
Mid-Atlantic Office JV	31,680	32,996	932	96	—
MAP Venture	(24,396)	(11,516)	(8,683)	(6,571)	(6,102)
Other	—	—	—	—	86
Total	$411,110	$389,811	$(26,697)	$(18,584)	$(9,922)

Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the primary measure that is used by the Company's management to evaluate the operating performance of the Company's real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$12,366	$307,326	$34,529
Plus:
Interest expense	62,617	73,911	81,512
Interest expense - amortization of deferred financing costs	2,836	2,904	2,768
Depreciation and amortization	178,105	188,283	210,005
General and administrative expenses	30,153	30,288	32,156
Equity in loss of unconsolidated real estate ventures	26,697	18,584	9,922
Less:
Interest and investment income	8,295	1,939	2,318
Income tax (provision) benefit	(47)	224	(12)
Net gain on disposition of real estate	142	289,461	356
Net gain on sale of undepreciated real estate	2,903	201	2,020
Net gain on real estate venture transactions	2,973	75	11,639
Consolidated net operating income	$298,508	$329,396	$354,571
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
Fair Value of Contingent Consideration
On April 2, 2015, the Company purchased 618 Market Street in Philadelphia, Pennsylvania. The allocated purchase price included contingent consideration of $2.0 million payable to the seller upon commencement of development. The liability was recorded at a fair value of $1.6 million and has fully accreted through interest expense to $2.0 million as of December 31, 2021. The fair value of this contingent consideration was determined using a probability weighted discounted cash flow model based on the period until development was originally expected to commence. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. As the inputs were unobservable, the Company determined the inputs used to value this liability fall within Level 3 for fair value reporting.
Debt Guarantees
As of December 31, 2021, the Company's unconsolidated real estate ventures had aggregate indebtedness of $961.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan.
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
In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the year ended December 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million. During the year ended December 31, 2021, the Company has recorded an estimated $7.2 million of restoration costs, of which $1.9 million is included in Accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. The Company has also sustained business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the year ended December 31, 2021, the Company has received $15.3 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $3.0 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the year ended December 31, 2021 is included in Other income on the consolidated statement of operations.
Other Commitments or Contingencies
Under the terms of each of the One Uptown joint venture agreements, the joint venture partner is not required to fund project costs until the closing of the applicable construction loans. In the event that the Company does not close on the applicable construction loan for each of the joint ventures by June 30, 2022, the joint venture partner could elect to assign its interest in the project to the Company and have no obligation to fund the project costs. In addition, the Company has provided cost overrun and completion guarantees, as well as customary environmental indemnities, for each of the One Uptown joint ventures. See Note 3, ''Real Estate Investments” for further information regarding the One Uptown joint ventures.
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2021, had $7.0 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of December 31, 2021, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.4 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $2.1 million has been contributed by the Company as of December 31, 2021.
As part of the Company’s September 2004 acquisition of a portfolio of properties from The Rubenstein Company (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. On October 21, 2020, the Company also acquired the

$79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, the Company has agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If the Company were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, the Company will be required to pay these certain former owners an amount estimated at approximately $0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within "Other liabilities" on the consolidated balance sheets.
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

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2021	$5,086	$—	$953	$4,133
December 31, 2020	$7,975	$—	$2,889	$5,086
December 31, 2019	$12,919	$—	$4,944	$7,975
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2021
(in thousands)

			Initial Cost			Gross Amount Which Carried December 31, 2021
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2021 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$6,927	$14,722	$1,747	$6,237	$17,159	$23,396	$4,436	1999	2013	(c)
426 West Lancaster Avenue	Devon	PA	1,689	6,756	9,400	1,686	16,159	17,845	1,614	1990	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	1,015	20,098	4,252	360	25,005	25,365	15,445	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	666	13,118	1,498	234	15,048	15,282	9,596	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	13,708	2,806	—	16,514	16,514	11,778	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	13,665	4,014	—	17,679	17,679	12,249	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	666	13,251	2,937	237	16,617	16,854	10,322	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	10,744	4,306	—	15,050	15,050	10,380	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	14,142	4,915	—	19,057	19,057	13,367	1985	1998	(c)
610 Freedom Business Center Drive (d)	King Of Prussia	PA	485	9,602	2,415	172	12,330	12,502	8,007	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	1,012	4,048	385	1,012	4,433	5,445	2,888	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	3,127	20,794	(1,125)	3,127	19,669	22,796	3,954	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	1,303	5,201	21,471	1,303	26,672	27,975	3,526	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	6,199	16,131	15,622	6,199	31,753	37,952	16,559	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	4,373	24,546	5,498	4,373	30,044	34,417	8,667	2007	2001	(c)
610 West Germantown Pike	Plymouth Meeting	PA	3,651	14,514	4,493	3,651	19,007	22,658	9,635	1987	2002	(c)
600 West Germantown Pike	Plymouth Meeting	PA	3,652	15,288	2,692	3,652	17,980	21,632	8,989	1986	2002	(c)
630 West Germantown Pike	Plymouth Meeting	PA	3,558	14,743	2,221	3,558	16,964	20,522	8,623	1988	2002	(c)
620 West Germantown Pike	Plymouth Meeting	PA	3,572	14,435	2,541	3,572	16,976	20,548	7,992	1990	2002	(c)
660 West Germantown Pike	Plymouth Meeting	PA	3,694	5,487	19,473	5,405	23,249	28,654	7,549	1987	2012	(c)
351 Plymouth Road	Plymouth Meeting	PA	1,043	555	—	1,043	555	1,598	232	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	11,925	36,986	21,940	11,897	58,954	70,851	23,715	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	7,323	28,613	18,811	7,323	47,424	54,747	33,343	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	8,956	29,811	4,816	8,949	34,634	43,583	22,224	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	8,014	16,508	10,137	8,609	26,050	34,659	11,546	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	5,406	21,390	11,094	5,705	32,185	37,890	17,219	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	6,506	25,525	8,682	6,578	34,135	40,713	15,124	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	4,773	17,961	2,016	4,791	19,959	24,750	11,401	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	3,937	15,484	2,685	3,942	18,164	22,106	11,120	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	2,573	8,338	(134)	2,567	8,210	10,777	3,997	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	2,514	8,147	1,667	2,509	9,819	12,328	5,138	1983	2004	(c)
200 Radnor Chester Road	Radnor	PA	3,366	—	3,621	3,366	3,621	6,987	995	2014	2005	(c)
101 West Elm Street	W. Conshohocken	PA	6,251	25,209	3,057	6,251	28,266	34,517	11,729	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	3,557	14,249	7,712	3,557	21,961	25,518	6,723	1999	2005	(c)
Four Tower Bridge (200 Barr Harbor Drive)	W. Conshohocken	PA	6,000	14,734	402	6,000	15,136	21,136	1,650	1998	2018	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2021
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2021 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	208,570	(22,427)	12,586	173,557	186,143	67,765	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	98,188	84,992	25,195	157,985	183,180	54,136	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	14,496	107,736	21,633	14,473	129,392	143,865	65,373	1998	2004	(c)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	16,066	100,255	26,795	16,066	127,050	143,116	56,054	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street) (d)	Philadelphia	PA	—	76,008	26,885	6,727	96,166	102,893	25,080	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	7,768	17,263	61,783	7,768	79,046	86,814	25,142	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	21,417	7,751	—	29,168	29,168	12,800	1959	2011	(c)
618-634 Market Street	Philadelphia	PA	13,365	5,791	5,186	13,365	10,977	24,342	6,821	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	400,294	9,493	—	409,787	409,787	70,803	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	18,827	—	6,300	18,854	6,273	25,127	1,858	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	3,662	6,061	8	3,670	6,061	9,731	177	1922	2020	(c)
3000 Market Street (e)	Philadelphia	PA	18,924	13,080	16,264	18,924	29,344	48,268	504	1937	2017	(c)
The Bulletin Building (3025 Market Street) (e)	Philadelphia	PA	—	24,377	43,599	—	67,976	67,976	7,928	1953	2017	(c)
3001-3003 JFK Boulevard (f)	Philadelphia	PA	—	—	111	—	111	111	24	N/A	2018	N/A
METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	—	37,421	9,956	—	47,377	47,377	17,816	1981	2006	(c)
1676 International Drive	McLean	VA	18,437	97,538	25,740	18,785	122,930	141,715	31,083	1999	2006	(c)
8260 Greensboro Drive	McLean	VA	7,952	33,964	8,114	8,102	41,928	50,030	13,598	1980	2006	(c)
8521 Leesburg Pike	Vienna	VA	4,316	30,885	6,575	4,397	37,379	41,776	14,332	1984	2006	(c)
AUSTIN, TX
401-405 Colorado Street (g)	Austin	TX	—	47,132	—	—	47,132	47,132	491	2021	N/A	(c)
11501 Burnet Road - Building 1	Austin	TX	3,755	22,702	4	3,755	22,706	26,461	6,062	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	2,732	16,305	1,473	2,732	17,778	20,510	5,252	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	3,688	22,348	(1,510)	3,688	20,838	24,526	5,560	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	2,614	15,740	3	2,614	15,743	18,357	4,203	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	3,689	22,354	4	3,689	22,358	26,047	5,970	1991	2015	(c)
11501 Burnet Road - Building 6	Austin	TX	2,676	15,972	13,964	2,676	29,936	32,612	8,808	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	1,400	7,422	1,521	1,400	8,943	10,343	2,452	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	19,826	3	—	19,829	19,829	6,289	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	1,140	—	40,322	1,141	40,321	41,462	5,062	2019	2013	(c)
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	10,496	47,670	5,421	10,495	53,092	63,587	4,697	1999	2018	(c)
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	10,849	53,868	3,454	10,848	57,323	68,171	5,390	2000	2018	(c)
Three Barton Skyway (1221 South MoPac Expressway)	Austin	TX	10,374	47,624	286	10,373	47,911	58,284	3,865	2001	2018	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	13,301	57,041	4,060	13,300	61,102	74,402	5,044	2001	2018	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2021
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2021 (b)	Year of Construction	Year Acquired	Depreciable Life
Four Points Centre (11305 Four Points Drive)	Austin	TX	7,800	43,581	3,981	7,800	47,562	55,362	4,640	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	2,004	17,680	547	2,004	18,227	20,231	1,624	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	3,137	29,254	675	3,137	29,929	33,066	2,490	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	3,064	26,705	294	3,064	26,999	30,063	2,164	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	2,273	18,617	1,141	2,273	19,758	22,031	2,030	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	1,752	14,315	106	1,752	14,421	16,173	1,161	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	1,598	12,945	30	1,598	12,975	14,573	1,027	2001	2018	(c)
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	1,801	16,486	1,103	1,801	17,589	19,390	1,837	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	3,970	30,546	1,024	3,867	31,673	35,540	2,681	1998	2018	(c)
OTHER
10 Foster Avenue	Gibbsboro	NJ	244	971	110	244	1,081	1,325	666	1983	1997	(c)
7 Foster Avenue	Gibbsboro	NJ	231	921	31	231	952	1,183	601	1983	1997	(c)
2 Foster Avenue	Gibbsboro	NJ	185	730	11	185	741	926	741	1974	1997	(c)
4 Foster Avenue	Gibbsboro	NJ	183	726	6	183	732	915	732	1974	1997	(c)
1 Foster Avenue	Gibbsboro	NJ	93	364	8	93	372	465	372	1972	1997	(c)
5 U.S. Avenue	Gibbsboro	NJ	21	81	2	21	83	104	83	1987	1997	(c)
5 Foster Avenue	Gibbsboro	NJ	9	32	3	9	35	44	35	1968	1997	(c)
Main Street - Plaza 1000	Voorhees	NJ	2,732	10,942	284	2,732	11,226	13,958	11,036	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	696	2,802	3,631	704	6,425	7,129	4,214	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	532	2,052	285	532	2,337	2,869	1,476	1988	1997	(c)
920 North King Street	Wilmington	DE	6,141	21,140	8,037	6,141	29,177	35,318	15,938	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	6,369	13,739	2,468	6,369	16,207	22,576	9,731	1989	2004	(c)
	Total:		$365,011	$2,472,362	$635,229	$410,144	$3,062,458	$3,472,602	$957,450

(a)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2019 to December 31, 2021 (in thousands):

	2021	2020	2019
Balance at beginning of year	$3,474,109	$4,006,459	$3,951,719
Additions:
Acquisitions	—	9,722	—
Capital expenditures and assets placed into service	134,931	113,221	145,378
Less:
Dispositions/impairments/placed into redevelopment	(82,247)	(619,086)	(50,792)
Retirements	(54,191)	(36,207)	(39,846)
Balance at end of year	$3,472,602	$3,474,109	$4,006,459
Per consolidated balance sheet	$3,472,602	$3,474,109	$4,006,459
The aggregate cost for federal income tax purposes is $3.1 billion as of December 31, 2021.
(b)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2019 to December 31, 2021 (in thousands):

	2021	2020	2019
Balance at beginning of year	$896,561	$973,318	$885,407
Additions:
Depreciation expense	136,171	138,822	144,131
Less:
Dispositions/impairments/placed into redevelopment	(24,440)	(182,526)	(16,783)
Retirements	(50,842)	(33,053)	(39,437)
Balance at end of year	$957,450	$896,561	$973,318
Per consolidated balance sheet	$957,450	$896,561	$973,318
(c)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(d)Land value represents unamortized prepaid ground lease.
(e)Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and to The Bulletin Building in 2012.
(f)Represent leasehold interests in land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.
(g)401-405 Colorado Street partially placed into service in 2021.