Form 10-Q
period 2022-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2022-04-27
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
A total of 171,383,912 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 19, 2022.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2022, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,517,995	$3,472,602
Accumulated depreciation	(980,860)	(957,450)
Right of use asset - operating leases, net	20,150	20,313
Operating real estate investments, net	2,557,285	2,535,465
Construction-in-progress	283,323	277,237
Land held for development	94,411	114,604
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,962,781	2,955,068
Assets held for sale, net	25,205	562
Cash and cash equivalents	39,306	27,463
Accounts receivable	14,214	11,875
Accrued rent receivable, net of allowance of $4,081 and $4,133 as of March 31, 2022 and December 31, 2021, respectively	170,275	167,210
Investment in unconsolidated real estate ventures	461,389	435,506
Deferred costs, net	87,652	86,862
Intangible assets, net	25,580	28,556
Other assets	148,493	133,094
Total assets	$3,934,895	$3,846,196
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$156,000	$23,000
Unsecured term loan, net	249,738	249,608
Unsecured senior notes, net	1,580,845	1,580,978
Accounts payable and accrued expenses	130,073	150,151
Distributions payable	32,814	32,765
Deferred income, gains and rent	24,758	23,849
Intangible liabilities, net	12,085	12,981
Lease liability - operating leases	23,014	22,962
Other liabilities	49,705	48,683
Total liabilities	$2,259,032	$2,144,977
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,383,912 and 171,126,257 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,714	1,712
Additional paid-in-capital	3,147,231	3,146,786
Deferred compensation payable in common shares	19,386	18,491
Common shares in grantor trust, 1,185,541 and 1,169,703 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	(19,386)	(18,491)
Cumulative earnings	1,128,465	1,122,372
Accumulated other comprehensive income (loss)	1,920	(2,020)
Cumulative distributions	(2,611,294)	(2,578,583)
Total Brandywine Realty Trust's equity	1,668,036	1,690,267
Noncontrolling interests	7,827	10,952
Total beneficiaries' equity	$1,675,863	$1,701,219
Total liabilities and beneficiaries' equity	$3,934,895	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2022	2021
Revenue
Rents	$115,901	$113,484
Third party management fees, labor reimbursement and leasing	5,108	6,651
Other	6,496	634
Total revenue	127,505	120,769
Operating expenses
Property operating expenses	31,548	28,935
Real estate taxes	13,813	14,761
Third party management expenses	2,557	2,978
Depreciation and amortization	43,782	40,343
General and administrative expenses	10,000	6,584
Total operating expenses	101,700	93,601
Gain on sale of real estate
Net gain on disposition of real estate	—	74
Net gain on sale of undepreciated real estate	897	1,993
Total gain on sale of real estate	897	2,067
Operating income	26,702	29,235
Other income (expense):
Interest and investment income	440	1,674
Interest expense	(15,742)	(16,293)
Interest expense - amortization of deferred financing costs	(709)	(709)
Equity in loss of unconsolidated real estate ventures	(4,563)	(6,924)
Net income before income taxes	6,128	6,983
Income tax provision	(27)	(19)
Net income	6,101	6,964
Net income attributable to noncontrolling interests	(8)	(43)
Net income attributable to Brandywine Realty Trust	6,093	6,921
Nonforfeitable dividends allocated to unvested restricted shareholders	(148)	(146)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$5,945	$6,775

Basic income per Common Share	$0.03	$0.04

Diluted income per Common Share	$0.03	$0.04

Basic weighted average shares outstanding	171,294,949	170,624,741
Diluted weighted average shares outstanding	172,888,994	171,636,120

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$6,101	$6,964
Comprehensive income:
Unrealized gain on derivative financial instruments	3,764	910
Amortization of interest rate contracts (1)	188	188
Total comprehensive income	3,952	1,098
Comprehensive income	10,053	8,062
Comprehensive income attributable to noncontrolling interest	(20)	(49)
Comprehensive income attributable to Brandywine Realty Trust	$10,033	$8,013
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared $0.19 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863
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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,101	$6,964
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,782	40,343
Amortization of deferred financing costs	709	709
Amortization of debt discount/(premium), net	(488)	(488)
Amortization of stock compensation costs	3,280	2,606
Straight-line rent income	(3,149)	(4,085)
Amortization of acquired above (below) market leases, net	(875)	(1,350)
Ground rent expense	205	297
Provision for doubtful accounts	—	253
Net gain on sale of interests in real estate	(897)	(2,067)
Loss from unconsolidated real estate ventures, net of distributions	4,563	6,924
Income tax provision	27	19
Changes in assets and liabilities:
Accounts receivable	(2,609)	(939)
Other assets	(9,208)	(10,491)
Accounts payable and accrued expenses	(14,550)	4,991
Deferred income, gains and rent	992	1,302
Other liabilities	632	(3,812)
Net cash provided by operating activities	28,515	41,176
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	1,481	79
Capital expenditures for tenant improvements	(15,148)	(7,202)
Capital expenditures for redevelopments	(31,942)	(6,339)
Capital expenditures for developments	(30,455)	(6,681)
Advances for the purchase of tenant assets, net of repayments	270	(443)
Investment in unconsolidated real estate ventures	(26,762)	(1,884)
Deposits for real estate	(2,550)	—
Capital distributions from unconsolidated real estate ventures	3,010	3,934
Leasing costs paid	(5,245)	(2,713)
Net cash used in investing activities	(110,787)	(21,249)
Cash flows from financing activities:
Proceeds from credit facility borrowings	138,000	33,000
Repayments of credit facility borrowings	(5,000)	(20,000)
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,103)	(758)
Redemption of limited partnership units	(4,006)	—
Distributions paid to shareholders	(32,604)	(32,516)
Distributions to noncontrolling interest	(157)	(187)
Net cash provided by (used in) financing activities	94,130	(20,524)
Increase/(Decrease) in cash and cash equivalents and restricted cash	11,858	(597)
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$40,158	$46,480

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077
Cash and cash equivalents, end of period	$39,306	$45,717
Restricted cash, end of period	852	763
Cash and cash equivalents and restricted cash, end of period	$40,158	$46,480
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2022 and 2021 of $2,186 and $1,421, respectively	$9,637	$10,106
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,814	32,763
Change in investment in real estate ventures as a result of deconsolidation	—	32,761
Change in operating real estate from deconsolidation of operating properties	—	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(2,688)
Change in capital expenditures financed through accounts payable at period end	(909)	(4,827)
Change in capital expenditures financed through retention payable at period end	(1,475)	(3,752)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,517,995	$3,472,602
Accumulated depreciation	(980,860)	(957,450)
Right of use asset - operating leases, net	20,150	20,313
Operating real estate investments, net	2,557,285	2,535,465
Construction-in-progress	283,323	277,237
Land held for development	94,411	114,604
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,962,781	2,955,068
Assets held for sale, net	25,205	562
Cash and cash equivalents	39,306	27,463
Accounts receivable	14,214	11,875
Accrued rent receivable, net of allowance of $4,081 and $4,133 as of March 31, 2022 and December 31, 2021, respectively	170,275	167,210
Investment in unconsolidated real estate ventures	461,389	435,506
Deferred costs, net	87,652	86,862
Intangible assets, net	25,580	28,556
Other assets	148,493	133,094
Total assets	$3,934,895	$3,846,196
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$156,000	$23,000
Unsecured term loan, net	249,738	249,608
Unsecured senior notes, net	1,580,845	1,580,978
Accounts payable and accrued expenses	130,073	150,151
Distributions payable	32,814	32,765
Deferred income, gains and rent	24,758	23,849
Intangible liabilities, net	12,085	12,981
Lease liability - operating leases	23,014	22,962
Other liabilities	49,705	48,683
Total liabilities	$2,259,032	$2,144,977
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 516,467 and 823,983 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7,338	11,140
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,383,912 and 171,126,257 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,664,107	1,689,611
Accumulated other comprehensive income (loss)	1,586	(2,366)
Total Brandywine Operating Partnership, L.P.'s equity	1,665,693	1,687,245
Noncontrolling interest - consolidated real estate ventures	2,832	2,834
Total partners' equity	$1,668,525	$1,690,079
Total liabilities and partners' equity	$3,934,895	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2022	2021
Revenue
Rents	$115,901	$113,484
Third party management fees, labor reimbursement and leasing	5,108	6,651
Other	6,496	634
Total revenue	127,505	120,769
Operating expenses
Property operating expenses	31,548	28,935
Real estate taxes	13,813	14,761
Third party management expenses	2,557	2,978
Depreciation and amortization	43,782	40,343
General and administrative expenses	10,000	6,584
Provision for impairment	—	—
Total operating expenses	101,700	93,601
Gain on sale of real estate
Net gain on disposition of real estate	—	74
Net gain on sale of undepreciated real estate	897	1,993
Total gain on sale of real estate	897	2,067
Operating income	26,702	29,235
Other income (expense):
Interest and investment income	440	1,674
Interest expense	(15,742)	(16,293)
Interest expense - amortization of deferred financing costs	(709)	(709)
Equity in loss of unconsolidated real estate ventures	(4,563)	(6,924)
Net income before income taxes	6,128	6,983
Income tax provision	(27)	(19)
Net income	6,101	6,964
Net loss attributable to noncontrolling interests - consolidated real estate ventures	2	1
Net income attributable to Brandywine Operating Partnership	6,103	6,965
Nonforfeitable dividends allocated to unvested restricted unitholders	(148)	(146)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$5,955	$6,819

Basic income per Common Partnership Unit	$0.03	$0.04

Diluted income per Common Partnership Unit	$0.03	$0.04

Basic weighted average common partnership units outstanding	171,927,588	171,606,375
Diluted weighted average common partnership units outstanding	173,521,633	172,617,754
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$6,101	$6,964
Comprehensive income:
Unrealized gain on derivative financial instruments	3,764	910
Amortization of interest rate contracts (1)	188	188
Total comprehensive income	3,952	1,098
Comprehensive income	10,053	8,062
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	2	1
Comprehensive income attributable to Brandywine Operating Partnership	$10,055	$8,063
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income		6,103		(2)	6,101
Other comprehensive loss			3,952		3,952
Deferred compensation obligation	(19,406)	(249)			(249)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	277,061	1,655			1,655
Adjustment of redeemable partnership units to liquidation value at period end		3,704			3,704
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,711)			(32,711)
BALANCE, March 31, 2022	171,383,912	$1,664,107	$1,586	$2,832	$1,668,525
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		6,965		(1)	6,964
Other comprehensive income			1,098		1,098
Deferred compensation obligation	(18,058)	(198)			(198)
Share-based compensation activity	108,345	2,502			2,502
Adjustment of redeemable partnership units to liquidation value at period end		(1,294)			(1,294)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,573)			(32,573)
BALANCE, March 31, 2021	170,663,251	$1,776,347	$(6,837)	$71	$1,769,581

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,101	$6,964
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	43,782	40,343
Amortization of deferred financing costs	709	709
Amortization of debt discount/(premium), net	(488)	(488)
Amortization of stock compensation costs	3,280	2,606
Straight-line rent income	(3,149)	(4,085)
Amortization of acquired above (below) market leases, net	(875)	(1,350)
Ground rent expense	205	297
Provision for doubtful accounts	—	253
Net gain on sale of interests in real estate	(897)	(2,067)
Loss from unconsolidated real estate ventures, net of distributions	4,563	6,924
Income tax provision	27	19
Changes in assets and liabilities:
Accounts receivable	(2,609)	(939)
Other assets	(9,208)	(10,491)
Accounts payable and accrued expenses	(14,550)	4,991
Deferred income, gains and rent	992	1,302
Other liabilities	632	(3,812)
Net cash provided by operating activities	28,515	41,176
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	1,481	79
Capital expenditures for tenant improvements	(15,148)	(7,202)
Capital expenditures for redevelopments	(31,942)	(6,339)
Capital expenditures for developments	(30,455)	(6,681)
Advances for the purchase of tenant assets, net of repayments	270	(443)
Investment in unconsolidated real estate ventures	(26,762)	(1,884)
Deposits for real estate	(2,550)	—
Capital distributions from unconsolidated real estate ventures	3,010	3,934
Leasing costs paid	(5,245)	(2,713)
Net cash used in investing activities	(110,787)	(21,249)
Cash flows from financing activities:
Proceeds from credit facility borrowings	138,000	33,000
Repayments of credit facility borrowings	(5,000)	(20,000)
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,103)	(758)
Redemption of limited partnership units	(4,006)	—
Distributions paid to preferred and common partnership units	(32,761)	(32,703)
Net cash provided by (used in) financing activities	94,130	(20,524)
Increase/(Decrease) in cash and cash equivalents and restricted cash	11,858	(597)
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$40,158	$46,480

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077

Cash and cash equivalents, end of period	$39,306	$45,717
Restricted cash, end of period	852	763
Cash and cash equivalents and restricted cash, end of period	$40,158	$46,480
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2022 and 2021 of $2,186 and $1,421, respectively	$9,637	$10,106
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,814	32,763
Change in investment in real estate ventures as a result of deconsolidation	—	32,761
Change in operating real estate from deconsolidation of operating properties	—	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(2,688)
Change in capital expenditures financed through accounts payable at period end	(909)	(4,827)
Change in capital expenditures financed through retention payable at period end	(1,475)	(3,752)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2022, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company."
As of March 31, 2022, the Company owned 81 properties that contained an aggregate of approximately 13.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of March 31, 2022:

	Number of Properties	Rentable Square Feet
Office properties	72	12,097,300
Mixed-use properties	5	942,334
Core Properties	77	13,039,634
Development property	1	205,803
Redevelopment properties	3	432,699
The Properties	81	13,678,136
In addition to the Properties, as of March 31, 2022, the Company owned 169.4 acres of land held for development, of which 0.8 acres were held for sale. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.5 additional acres of undeveloped land.  As of March 31, 2022, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 13.4 million square feet, of which 0.2 million square feet relates to the 0.8 acres held for sale.
As of March 31, 2022, the Company also owned economic interests in ten unconsolidated real estate ventures (see Note 4, ''Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2022, the management company subsidiaries were managing properties containing an aggregate of approximately 23.1 million net rentable square feet, of which approximately 13.7 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The Company's Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of its significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in the Company's significant accounting policies since December 31, 2021.
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
3. REAL ESTATE INVESTMENTS
As of March 31, 2022 and December 31, 2021, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$410,103	$410,144
Building and improvements	2,696,233	2,653,492
Tenant improvements	411,659	408,966
Total	$3,517,995	$3,472,602
Acquisitions
The following table summarizes the property acquisitions during the three months ended March 31, 2022 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
Dispositions
The following table summarizes the property dispositions during the three months ended March 31, 2022 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897
(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
One Uptown Venture
On December 1, 2021, the Company entered into two joint venture agreements with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $328.4 million mixed-used project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the "office" joint venture) and 341 apartment residences and a public park (through the "multifamily" joint venture) and a six-story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $57.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. The Company is in the process of securing a construction loan for each of the two joint ventures that would total approximately $213.4 million, representing 65% of the combined project costs. Under the terms of each of the joint venture agreements, the joint venture partner has no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. This right prevents the Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans.
Held for Sale
As of March 31, 2022, the Company determined that the sale of one parcel of land within the Metropolitan Washington, D.C. segment totaling 0.8 acres was probable and classified the property as held for sale. As such, $25.2 million was classified as “Assets held for sale, net” on the consolidated balance sheet. The Company closed on the sale of the parcel of land on April 14, 2022 for an aggregate sales price of $29.7 million.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2022, the Company held ownership interests in ten unconsolidated real estate ventures for a net aggregate investment balance of $434.6 million, which includes a negative investment balance in one unconsolidated real estate venture of $26.8 million, reflected within "Other liabilities" on the consolidated balance sheets. As of March 31, 2022, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.0 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $1.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.4 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.6 million and $2.5 million as of March 31, 2022 and December 31, 2021, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Net property	$1,939,193	$1,563,263
Other assets	519,361	434,687
Other liabilities	403,715	331,947
Debt, net	1,210,476	956,668
Equity (a)	844,363	709,335
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

The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$53,216	$53,357
Operating expenses	(28,592)	(28,987)
Interest expense, net	(7,469)	(7,374)
Depreciation and amortization	(21,283)	(24,893)
Net loss	$(4,128)	$(7,897)
Ownership interest %	Various	Various
Company's share of net loss	$(4,617)	$(6,541)
Basis adjustments and other	54	(383)
Equity in loss of unconsolidated real estate ventures	$(4,563)	$(6,924)
Cira Square Venture
On March 17, 2022, the Company formed a joint venture, Cira Square REIT, LLC (“Cira Square Venture”), for the purpose of acquiring Cira Square, an office property located at 2970 Market Street in Philadelphia, Pennsylvania containing 862,692 rentable square feet for a gross purchase price of $383.0 million. The Company owns a 20% common equity interest in Cira Square Venture and provided an initial capital contribution of $28.6 million on the closing date.
On the closing date, Cira Square Venture also obtained $257.7 million of third-party debt financing secured by the property. The loan bears interest at 3.50% over one-month term Secured Overnight Financing Rate ("SOFR") per annum and matures in March 2024.
Based on the facts and circumstances at the formation of Cira Square Venture, the Company determined that the venture is not a variable interest entity ("VIE") in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate Cira Square Venture. Based upon each member's substantive participating rights over the activities of Cira Square Venture under the operating and related agreements, it is not consolidated by the Company, and is accounted for under the equity method of accounting.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2022	2021
Fixed contractual payments	$88,763	$86,380
Variable lease payments	24,331	24,148
Total	$113,094	$110,528

6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$63,601	$(38,245)	$25,356
Tenant relationship value	167	(98)	69
Above market leases acquired	486	(331)	155
Total intangible assets, net	$64,254	$(38,674)	$25,580

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$24,485	$(12,400)	$12,085

	December 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$72,376	$(44,066)	$28,310
Tenant relationship value	167	(97)	70
Above market leases acquired	486	(310)	176
Total intangible assets, net	$73,029	$(44,473)	$28,556

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$27,025	$(14,044)	$12,981
As of March 31, 2022, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2022 (nine months remaining)	$6,665	$1,691
2023	6,724	1,540
2024	4,433	1,321
2025	3,255	1,044
2026	1,195	754
Thereafter	3,308	5,735
Total	$25,580	$12,085

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$156,000	$23,000	LIBOR + 1.10%	July 2022	(a)
Term Loan - Swapped to fixed	250,000	250,000	2.87%	October 2022
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,984,610	1,851,610
Plus: original issue premium (discount), net	7,699	8,187
Less: deferred financing costs	(5,726)	(6,211)
Total unsecured indebtedness	$1,986,583	$1,853,586
(a)The Company has the right to extend the term of the Unsecured Credit Facility until July 2023 through two successive six-month extension options. The extension fees amount to 0.0625% and 0.0750% of the $600.0 million borrowing capacity for the first and second six-month extension, respectively.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is LIBOR plus 1.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2022, the weighted-average interest rate on Unsecured Credit Facility borrowings was 1.30% resulting in $0.3 million of interest expense.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2022. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2022, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2022 (nine months remaining)	$406,000
2023	350,000
2024	350,000
2025	—
2026	—
Thereafter	878,610
Total principal payments	1,984,610
Net unamortized premiums/(discounts)	7,699
Net deferred financing costs	(5,726)
Outstanding indebtedness	$1,986,583
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2022 and December 31, 2021, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2022 and December 31, 2021 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,235	$1,515,265	$1,502,368	$1,588,780
Variable rate debt	$484,348	$466,999	$351,218	$344,754
Notes receivable (b)	$44,430	$44,862	$44,430	$45,230
(a)Net of deferred financing costs of $5.5 million and $5.8 million for unsecured notes payable and $0.3 million and $0.4 million for variable rate debt as of March 31, 2022 and December 31, 2021.
(b)For further detail, refer to Note , ''Debt and Preferred Equity Investments."
On June 26, 2018, the Company provided a $44.4 million mortgage loan to Brandywine 1919 Ventures, an unconsolidated real estate venture in which the Company holds a 50% ownership interest, and recorded a related party note receivable of $44.4 million within 'Other assets' on the consolidated balance sheets. Refer to Note 5, ''Debt and Preferred Equity Investments" to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further detail regarding this financing.
The Company used quoted market prices as of March 31, 2022 and December 31, 2021 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2022. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2022	12/31/2021				3/31/2022	12/31/2021
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$(545)	$(2,461)
				$250,000	$250,000
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
Operating Partnership
During the three months ended March 31, 2022, 307,516 Class A units of limited partnership interest held by unaffiliated third parties were redeemed for a total cash payment of $4.0 million.
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $5.0 million and $8.2 million as of March 31, 2022 and December 31, 2021, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $7.3 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively.
11. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,101	$6,101	$6,964	$6,964
Net income attributable to noncontrolling interests	(8)	(8)	(43)	(43)
Nonforfeitable dividends allocated to unvested restricted shareholders	(148)	(148)	(146)	(146)
Net income attributable to common shareholders	$5,945	$5,945	$6,775	$6,775
Denominator
Weighted-average shares outstanding	171,294,949	171,294,949	170,624,741	170,624,741
Contingent securities/Share based compensation	—	1,594,045	—	1,011,379
Weighted-average shares outstanding	171,294,949	172,888,994	170,624,741	171,636,120
Earnings per Common Share:
Net income attributable to common shareholders	$0.03	$0.03	$0.04	$0.04
Redeemable common limited partnership units totaling 516,467 at March 31, 2022 and 981,634 at March 31, 2021, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2022 and 2021, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On February 23, 2022, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on April 20, 2022 to shareholders of record as of April 6, 2022.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the three months ended March 31, 2022 and March 31, 2021, the Company did not repurchase any common shares.
12. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$6,101	$6,101	$6,964	$6,964
Net loss attributable to noncontrolling interests	2	2	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(148)	(148)	(146)	(146)
Net income attributable to common unitholders	$5,955	$5,955	$6,819	$6,819
Denominator
Weighted-average units outstanding	171,927,588	171,927,588	171,606,375	171,606,375
Contingent securities/Share based compensation	—	1,594,045	—	1,011,379
Total weighted-average units outstanding	171,927,588	173,521,633	171,606,375	172,617,754
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.03	$0.03	$0.04	$0.04
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three months ended March 31, 2022 and 2021, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On February 23, 2022, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on April 20, 2022 to unitholders of record as of April 6, 2022.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2022 and March 31, 2021, the Company did not repurchase any units.
13. SHARE BASED COMPENSATION
Restricted Share Rights Awards
As of March 31, 2022, 777,423 restricted share rights ("Restricted Share Rights") were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2022 was $3.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.15 years. During the three months ended March 31, 2022 and 2021, the amortization related to outstanding Restricted Share Rights was $2.5 million (of which $0.3 million was capitalized) and $2.3 million (of which $0.3 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.

The following table summarizes the Company’s Restricted Share Rights activity during the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	474,978	$13.51
Granted	306,555	$13.30
Vested	(3,440)	$13.30
Forfeited	(670)	$14.96
Non-vested at March 31, 2022	777,423	$13.43
On March 3, 2022, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 258,427 Restricted Share Rights, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2022, 2021, and 2020 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 406,179, 388,840, and 316,236 shares may be awarded under the outperformance feature for the 2022, 2021, and 2020 awards, respectively, to those senior officers whose Restricted Share Rights awards include the "outperformance feature." As of March 31, 2022, the Company has not recognized any compensation expense related to the outperformance feature for the 2020-2022 awards. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on March 3, 2022, the Compensation Committee awarded non-officer employees an aggregate of 48,128 Restricted Share Rights that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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

	RPSU Grant Date
	3/5/2020	3/5/2021	3/3/2022	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2022	314,055	374,161	—	688,216
Granted	—	—	516,852	516,852
Non-vested at March 31, 2022	314,055	374,161	516,852	1,205,068
Measurement Period Commencement Date	1/1/2020	1/1/2021	1/1/2022
Measurement Period End Date	12/31/2022	12/31/2023	12/31/2024
Granted	319,600	380,957	516,852
Fair Value of Units on Grant Date (in thousands)	$5,389	$6,389	$7,551
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. For the 2020 and 2021 awards, dividend equivalents are credited as additional RPSUs during the performance period, subject to the same terms and conditions as the original RPSUs. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the March 2022, 2021 and 2020 grants, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs for the February 2019 grant through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the three months ended March 31, 2022, the Company recognized amortization of the 2022, 2021 and 2020 RPSU awards of $1.2 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2021, amortization for the 2021, 2020 and 2019 RPSU awards was $0.8 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2022 was approximately $12.6 million and is expected to be recognized over a weighted average remaining vesting period of 2.01 years.
The Company issued 277,061 common shares on February 1, 2022 in settlement of RPSUs that had been awarded on February 21, 2019 (with a three-year measurement period ended December 31, 2021). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 19, 2022.
14. SEGMENT INFORMATION
As of March 31, 2022, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2022	December 31, 2021
Philadelphia CBD	$1,494,819	$1,460,510
Pennsylvania Suburbs	859,470	866,223
Austin, Texas	791,600	778,145
Metropolitan Washington, D.C.	285,386	280,921
Other	86,720	86,803
Operating Properties	$3,517,995	$3,472,602

Corporate
Right of use asset - operating leases, net	$20,150	$20,313
Construction-in-progress	$283,323	$277,237
Land held for development	$94,411	$114,604
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended March 31,
	2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$53,471	$(19,743)	$33,728	$51,227	$(17,411)	$33,816
Pennsylvania Suburbs	31,807	(10,158)	21,649	31,740	(10,694)	21,046
Austin, Texas	24,915	(10,293)	14,622	26,175	(9,720)	16,455
Metropolitan Washington, D.C.	5,195	(3,428)	1,767	4,675	(4,199)	476
Other	3,604	(2,010)	1,594	3,213	(2,282)	931
Corporate	8,513	(2,286)	6,227	3,739	(2,368)	1,371
Operating properties	$127,505	$(47,918)	$79,587	$120,769	$(46,674)	$74,095
(a)Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended March 31,
	March 31, 2022	December 31, 2021	2022	2021
Philadelphia CBD	$343,502	$317,959	$(2,772)	$(4,279)
Metropolitan Washington, D.C.	85,976	85,867	(186)	(417)
Mid-Atlantic Office JV	31,911	31,680	418	207
MAP Venture	(26,834)	(24,396)	(2,023)	(2,435)
Total	$434,555	$411,110	$(4,563)	$(6,924)
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

	Three Months Ended March 31,
	2022	2021
Net income	$6,101	$6,964
Plus:
Interest expense	15,742	16,293
Interest expense - amortization of deferred financing costs	709	709
Depreciation and amortization	43,782	40,343
General and administrative expenses	10,000	6,584
Equity in loss of unconsolidated real estate ventures	4,563	6,924
Less:
Interest and investment income	440	1,674
Income tax provision	(27)	(19)
Net gain on disposition of real estate	—	74
Net gain on sale of undepreciated real estate	897	1,993
Consolidated net operating income	$79,587	$74,095
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
Debt Guarantees
As of March 31, 2022, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,217.2 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs.  In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan.
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

In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the year ended December 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million and recorded an estimated $7.2 million of restoration costs, of which $1.9 million is included in Accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. The Company also sustained business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the year ended December 31, 2021, the Company received $15.3 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $3.0 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the year ended December 31, 2021 is included in Other income on the consolidated statement of operations. During the three months ended March 31, 2022, the Company recognized a $0.8 million reduction of the previously estimated restoration costs and also received $2.4 million of additional insurance proceeds. The reduction of the restoration costs and additional insurance proceeds are included in Other income on the consolidated statement of operations.
Other Commitments or Contingencies
Under the terms of each of the One Uptown joint venture agreements, the joint venture partner is not required to fund project costs until the closing of the applicable construction loans. In the event that the Company does not close on the applicable construction loan for each of the joint ventures by June 30, 2022, the joint venture partner could elect to assign its interest in the project to the Company and have no obligation to fund the project costs. In addition, the Company has provided cost overrun and completion guarantees, as well as customary environmental indemnities, in favor of the joint venture partner, for each of the One Uptown joint ventures.
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2022, had $7.0 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2022, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.3 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $4.7 million has been contributed by the Company as of March 31, 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 pandemic, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2022, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic and inflation, could result in a reduction of the availability of financing and higher borrowing costs. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants, employees, and business partners. Vacancy rates may increase, and rental rates and rent collection rates may decline as the current economic climate may negatively impact tenants. The long-term impact of the ongoing COVID-19 pandemic on the global economy and our tenants and prospective tenants remains uncertain and will depend on new information which may emerge concerning the severity of COVID-19, new variants of COVID-19 and the actions taken to contain it or treat its impact. In addition, the government responses to control the pandemic are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings.
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
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	13,039,634	12,949,078
Occupancy percentage (end of period)	89.4%	90.3%
Average occupancy percentage	89.9%	90.4%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	55.9%	51.9%
New leases and expansions commenced (square feet)	112,097	29,103
Leases renewed (square feet)	382,355	166,824
Net absorption (square feet)	(252,364)	(165,126)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	7.3%	8.7%
Renewal rental rates	21.3%	8.2%
Combined rental rates	20.4%	8.3%
Weighted average lease term for leases commenced (years)	8.5	3.3
Capital Costs Committed (5):
Leasing commissions (per square foot)	$13.02	$2.93
Tenant Improvements (per square foot)	$33.12	$8.16
Total capital per square foot per lease year	$4.16	$3.25
(1)Does not include properties under development, redevelopment, held for sale, or sold.
(2)Includes leasing related to completed developments and redevelopments, as well as sold properties.
(3)Calculated as percentage of total square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis for leases commenced during the quarter. Does not include properties under development/redevelopment.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 7.3% of our aggregate final annualized base rents as of March 31, 2022 (representing approximately 5.4% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2022. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $4.1 million or 2.3% of our accrued rent receivable balance as of March 31, 2022 compared to $4.1 million or 2.4% of our accrued rent receivable balance as of December 31, 2021.

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
As of March 31, 2022 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (c)	Development	205,803	$121,864	$96,808
250 King of Prussia Road (b)	Radnor, PA	Q2 2022	Redevelopment	168,294	$82,854	$39,018
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Total project costs includes $20.6 million of existing property basis.
(c)The parking garage and occupied portions of the office building were placed into service during 2021.
In addition to the properties listed above, we have classified one office building in Herndon, Virginia that has yet to incur significant redevelopment costs, and one parking facility in Philadelphia, Pennsylvania as redevelopment.

On December 1, 2021, we entered into two joint venture agreements to develop One Uptown, a $328.4 million mixed-used project in Austin, Texas. Construction of the project commenced during the fourth quarter of 2021 and we have funded $56.8 million of the total estimated project costs as of March 31, 2022. Under the joint venture agreement, we are required to fund an additional $9.8 million of the project costs. The remaining $261.8 million of the estimated total project costs is expected to be funded by our joint venture partner and proceeds of an expected $213.4 million in construction loans. We expect to recognize the formation of the joint ventures and deconsolidate the projects upon closing of the applicable construction loans. See Note 3, ''Real Estate Investments” to our Consolidated Financial Statements for additional information regarding the project.
As of March 31, 2022 the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q3 2023	(a)	$287,272	$76,935	$186,727	$—	(b)
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 SF of life science/innovation office, 219,000 SF of residential (326 units), and 9,000 SF of retail.
(b)We have fully funded our equity commitment. The remaining amount of the estimated costs to be funded of $210.3 million will be funded by our joint venture partner and the available borrowings under the $186.7 million construction loan.
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

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2022 and 2021. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021
The following comparison for the three months ended March 31, 2022 to the three months ended March 31, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 76 properties containing an aggregate of approximately 12.9 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended March 31, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2021 and owned and consolidated through March 31, 2022, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2022 and 2021,
(c)"Recently Completed/Acquired Property," which represents one property placed into service or acquired on or subsequent to January 1, 2021,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and

Comparison of three months ended March 31, 2022 to the three months ended March 31, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$110.8	$111.0	$(0.2)	(0.2)%	$1.2	$—	$1.1	$0.1	$2.8	$2.4	$115.9	$113.5	$2.4	2.1%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.1	6.7	5.1	6.7	(1.6)	(23.9)%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	6.2	0.4	6.5	0.6	5.9	983.3%
Total revenue	111.1	111.2	(0.1)	(0.1)%	1.2	—	1.1	0.1	14.1	9.5	127.5	120.8	6.7	5.5%
Property operating expenses	28.9	28.1	0.8	2.8%	0.1	(0.1)	0.3	(0.4)	2.2	1.3	31.5	28.9	2.6	9.0%
Real estate taxes	13.2	13.1	0.1	0.8%	0.1	0.1	0.2	0.8	0.3	0.8	13.8	14.8	(1.0)	(6.8)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.6	3.0	2.6	3.0	(0.4)	(13.3)%
Net operating income	69.0	70.0	(1.0)	(1.4)%	1.0	—	0.6	(0.3)	9.0	4.4	79.6	74.1	5.5	7.4%
Depreciation and amortization	40.0	37.7	2.3	6.1%	0.6	—	0.4	0.4	2.8	2.3	43.8	40.4	3.4	8.4%
General & administrative expenses	—	—	—	—%	—	—	—	—	10.0	6.6	10.0	6.6	3.4	51.5%
Net gain on disposition of real estate											—	(0.1)	0.1	(100.0)%
Net gain on sale of undepreciated real estate											(0.9)	(2.0)	1.1	(55.0)%
Operating income (loss)	$29.0	$32.3	$(3.3)	(10.2)%	$0.4	$—	$0.2	$(0.7)	$(3.8)	$(4.5)	$26.7	$29.2	$(2.5)	(8.6)%
Number of properties	76	76			1		4				81
Square feet	12.9	12.9			0.1		0.6				13.9
Core Occupancy % (b)	89.3%	90.3%			100.0%
Other Income (Expense):
Interest and investment income											0.4	1.7	(1.3)	(76.5)%
Interest expense											(15.7)	(16.3)	0.6	(3.7)%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of unconsolidated real estate ventures											(4.6)	(6.9)	2.3	(33.3)%
Net income											$6.1	$7.0	$(0.9)	(12.9)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.03	$0.04	$(0.01)	(25.0)%

(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$1.2 million decrease related to a property that has been vacated and taken out of service for future demolition in our Austin, Texas segment;
•$1.2 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions;
•$1.2 million increase related to our Recently Completed/Acquired Property; and
•$1.0 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021.

Third party management fees, labor reimbursement, and leasing income decreased primarily due to a $0.8 million decrease in fees earned from our MAP Venture primarily related to decreases in leasing commissions and construction management fees, $0.5 million decrease related to a third party management contract terminated in the fourth quarter of 2021, and $0.1 million decrease as a result of the sale of the final property at our Allstate Venture during the fourth quarter of 2021.

Other income increased primarily as a result of the following:
•$3.4 million in excess insurance proceeds primarily related to a property in our Austin, Texas segment;
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment; and
•$0.2 million increase in income from the restaurant component of FMC Tower as a result of the lifting of COVID-19 pandemic restrictions.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of the following:
•$0.6 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021;
•$0.4 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$0.7 million increase at the hotel and restaurant components of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions.
The remaining increase of $0.9 million is primarily related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Real Estate Taxes
Real estate taxes decreased primarily due to a $0.6 million decrease across properties in our Pennsylvania Suburbs segment as a result of tax reassessments.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of a $3.3 million increase in depreciation expense due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Broadmoor master development plan beginning in the second quarter of 2021.
General and Administrative
General and administrative expense increased primarily as a result of a $2.4 million recovery of previously expensed legal fees incurred in pursuit of a settlement that was received in the first quarter of 2021. In addition, $0.7 million of the increase is related to increased non-cash compensation expense during the first quarter of 2022 compared to the first quarter of 2021.
Net Gain on Sale of Undepreciated Real Estate
The gain of $0.9 million recognized during the three months ended March 31, 2022 is related to the sale of two parcels of land in our Other Segment.
The gain of $2.0 million recognized during the three months ended March 31, 2021 is due to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Interest and Investment Income
Interest and investment income decreased primarily as a result of a $1.2 million decrease related to our preferred equity interest in an entity that owned two stabilized office buildings located in Austin, Texas, which was redeemed prior to maturity during September, 2021.
Equity in loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures decreased primarily due to the following:
•$1.2 million decrease associated with our Commerce Square Venture primarily due to a decrease in the amortization of in-place lease intangibles during the three months ended March 31, 2022 compared to the three months ended March 31, 2021;
•$0.4 million decrease related to our MAP Venture primarily due to a decrease in depreciation expense during the three months ended March 31, 2022 than the three months ended March 31, 2021; and
•$0.3 million decrease associated with our 1919 Market Venture.

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

As of March 31, 2022, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2022 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2022 we were in compliance with all of our debt covenants and requirement obligations.
Our $600 million Unsecured Credit Facility is scheduled to expire in July 2022. Although the Unsecured Credit Facility has two six-month extension options, we intend to renew and extend the facility for an additional four year term at similar economics. In addition, our Term Loan is scheduled to mature in October 2022 and we plan to extend the maturity date for an additional five-year term on similar terms. The Term Loan is currently swapped to a fixed rate of 2.87% and we have yet to determine if we intend to swap the loan to a fixed rate; however, based on the current interest rate environment, we anticipate the new effective interest rate will be above the current fixed rate.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of March 31, 2022, amounted to $1,984.6 million. We did not have any secured debt obligations on our wholly-owned portfolio as of March 31, 2022.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2022, we closed on the sale of two parcels of land for net cash proceeds of $10.2 million.
As of March 31, 2022, we had $39.3 million of cash and cash equivalents and $442.8 million of available borrowings under our unsecured credit facility, net of $1.2 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2022 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2022 and December 31, 2021, we maintained cash and cash equivalents and restricted cash of $40.2 million and $28.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2022	2021	(Decrease) Increase
Operating	$28,515	$41,176	$(12,661)
Investing	(110,787)	(21,249)	(89,538)
Financing	94,130	(20,524)	114,654
Net cash flows	$11,858	$(597)	$12,455
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the timing of operating expense payments.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(3,446)
Capital expenditures and capitalized interest	(57,323)
Capital improvements/acquisition deposits/leasing costs	(4,369)
Joint venture investments	(24,878)
Proceeds from the sale of properties	1,402
Capital distributions from unconsolidated real estate ventures	(924)
Increase in net cash used in investing activities	$(89,538)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$105,000
Repayments of debt obligations	15,000
Redemption of limited partnership units	(4,006)
Dividends and distributions paid	(58)
Other financing activities	(1,282)
Increase in net cash provided by financing activities	$114,654

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,750,000
Variable rate - unhedged	234,610	101,610
Total	$1,984,610	$1,851,610
Percent of Total Debt:
Fixed rate	88.2%	94.5%
Variable rate - unhedged	11.8%	5.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	1.5%	1.3%
Total	3.6%	3.7%
Weighted-average maturity in years:
Fixed rate	3.8	4.0
Variable rate - unhedged	4.7	10.6
Total	3.9	4.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2022 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2022 (nine months remaining)	$406,000	2.35%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	—	—%
2027	450,000	4.03%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
Thereafter	78,610	1.52%
Totals	$1,984,610	3.56%
We anticipate refinancing our $350 million 3.95% Guaranteed Notes prior to the February 2023 maturity with similar guaranteed notes that will likely have a term between five and ten years. In the current interest rate environment, we anticipate the new guaranteed notes will have an effective interest rate that is above the current effective interest rate.
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2022.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2022.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations.
There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2022.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$5,955	$6,819
Add (deduct):
Amount allocated to unvested restricted unitholders	148	146
Net gain on disposition of real estate	—	(74)
Depreciation and amortization:
Real property	36,162	31,534
Leasing costs including acquired intangibles	6,994	8,280
Company’s share of unconsolidated real estate ventures	11,295	13,731
Partners’ share of consolidated real estate ventures	(5)	(5)
Funds from operations	$60,549	$60,431
Funds from operations allocable to unvested restricted shareholders	(238)	(213)
Funds from operations available to common share and unit holders (FFO)	$60,311	$60,218
Weighted-average shares/units outstanding — basic (a)	171,927,588	171,606,375
Weighted-average shares/units outstanding — fully diluted (a)	173,521,633	172,617,754
(a)Includes common shares and partnership units outstanding through the three months ended March 31, 2022 and 2021, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2022, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $156.0 million and an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of March 31, 2022, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,515.3 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.2 million at March 31, 2022.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $484.5 million as of March 31, 2022. The total fair value of our variable rate debt was approximately $467.0 million at March 31, 2022. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $8.2 million at March 31, 2022. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $9.0 million at March 31, 2022.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2022 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended March 31, 2022. As of March 31, 2022, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Form of 2022 Restricted Common Share Rights Award Agreement (with outperformance feature) (filed herewith)**
	10.2	Form of 2022-2024 Restricted Performance Share Unit Award Agreement (filed herewith)**
	10.3	2022-2024 Restricted Performance Share Unit Program (filed herewith)**
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 27, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 27, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)