Form 10-Q
period 2022-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2022-07-29
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
A total of 171,569,807 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 25, 2022.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2022, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•Consolidated Financial Statements; and
•Notes to the Parent Company’s and Operating Partnership’s Equity.
This report also includes separate Item 4. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. § 1350.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,545,102	$3,472,602
Accumulated depreciation	(1,009,108)	(957,450)
Right of use asset - operating leases, net	19,988	20,313
Operating real estate investments, net	2,555,982	2,535,465
Construction-in-progress	366,823	277,237
Land held for development	93,887	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	3,052,268	2,955,068
Assets held for sale, net	—	562
Cash and cash equivalents	28,849	27,463
Accounts receivable	13,584	11,875
Accrued rent receivable, net of allowance of $4,049 and $4,133 as of June 30, 2022 and December 31, 2021, respectively	172,076	167,210
Investment in unconsolidated real estate ventures	458,840	435,506
Deferred costs, net	93,570	86,862
Intangible assets, net	23,015	28,556
Other assets	124,486	133,094
Total assets	$3,966,688	$3,846,196
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$214,000	$23,000
Unsecured term loan, net	248,047	249,608
Unsecured senior notes, net	1,580,712	1,580,978
Accounts payable and accrued expenses	131,669	150,151
Distributions payable	32,800	32,765
Deferred income, gains and rent	21,195	23,849
Intangible liabilities, net	11,277	12,981
Lease liability - operating leases	23,066	22,962
Other liabilities	52,359	48,683
Total liabilities	$2,315,125	$2,144,977
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,575,280 and 171,126,257 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,716	1,712
Additional paid-in-capital	3,149,146	3,146,786
Deferred compensation payable in common shares	19,601	18,491
Common shares in grantor trust, 1,202,385 and 1,169,703 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	(19,601)	(18,491)
Cumulative earnings	1,133,102	1,122,372
Accumulated other comprehensive income (loss)	3,849	(2,020)
Cumulative distributions	(2,643,999)	(2,578,583)
Total Brandywine Realty Trust's equity	1,643,814	1,690,267
Noncontrolling interests	7,749	10,952
Total beneficiaries' equity	$1,651,563	$1,701,219
Total liabilities and beneficiaries' equity	$3,966,688	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rents	$116,897	$111,235	$232,798	$224,719
Third party management fees, labor reimbursement and leasing	5,924	6,627	11,032	13,278
Other	1,221	2,240	7,717	2,874
Total revenue	124,042	120,102	251,547	240,871
Operating expenses
Property operating expenses	33,111	29,264	64,659	58,199
Real estate taxes	13,746	14,602	27,559	29,363
Third party management expenses	2,792	3,561	5,349	6,539
Depreciation and amortization	43,959	42,785	87,741	83,128
General and administrative expenses	8,328	8,356	18,328	14,940
Total operating expenses	101,936	98,568	203,636	192,169
Gain on sale of real estate
Net gain on disposition of real estate	144	68	144	142
Net gain on sale of undepreciated real estate	4,127	—	5,024	1,993
Total gain on sale of real estate	4,271	68	5,168	2,135
Operating income	26,377	21,602	53,079	50,837
Other income (expense):
Interest and investment income	449	1,677	889	3,351
Interest expense	(16,341)	(15,490)	(32,083)	(31,783)
Interest expense - amortization of deferred financing costs	(805)	(709)	(1,514)	(1,418)
Equity in loss of unconsolidated real estate ventures	(4,981)	(7,240)	(9,544)	(14,164)
Net income (loss) before income taxes	4,699	(160)	10,827	6,823
Income tax provision	(48)	(15)	(75)	(34)
Net income (loss)	4,651	(175)	10,752	6,789
Net (income) loss attributable to noncontrolling interests	(14)	8	(22)	(35)
Net income (loss) attributable to Brandywine Realty Trust	4,637	(167)	10,730	6,754
Nonforfeitable dividends allocated to unvested restricted shareholders	(98)	(94)	(246)	(240)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$4,539	$(261)	$10,484	$6,514

Basic income per Common Share	$0.03	$—	$0.06	$0.04

Diluted income per Common Share	$0.03	$—	$0.06	$0.04

Basic weighted average shares outstanding	171,527,031	170,848,894	171,411,631	170,737,437
Diluted weighted average shares outstanding	172,260,429	170,848,894	172,575,408	171,996,119

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,651	$(175)	$10,752	$6,789
Comprehensive income:
Unrealized gain on derivative financial instruments	1,747	860	5,511	1,770
Amortization of interest rate contracts (1)	188	188	376	376
Total comprehensive income	1,935	1,048	5,887	2,146
Comprehensive income	6,586	873	16,639	8,935
Comprehensive (income) loss attributable to noncontrolling interest	(20)	2	(40)	(47)
Comprehensive income attributable to Brandywine Realty Trust	$6,566	$875	$16,599	$8,888
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared $0.19 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863
Net income							4,637			14	4,651
Other comprehensive income								1,929		6	1,935
Share-based compensation activity	191,368	16,844	2	1,915							1,917
Share Issuance from/(to) Deferred Compensation Plan					215	(215)					—
Distributions declared $0.19 per share)									(32,705)	(98)	(32,803)
BALANCE, June 30, 2022	171,575,280	1,202,385	$1,716	$3,149,146	$19,601	$(19,601)	$1,133,102	$3,849	$(2,643,999)	$7,749	$1,651,563
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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,752	$6,789
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,741	83,128
Amortization of deferred financing costs	1,514	1,418
Amortization of debt discount/(premium), net	(975)	(975)
Amortization of stock compensation costs	5,419	4,324
Straight-line rent income	(5,042)	(7,472)
Amortization of acquired above (below) market leases, net	(1,664)	(2,573)
Ground rent expense	408	505
Provision for doubtful accounts	—	67
Total gain on sale of real estate	(5,168)	(2,135)
Loss from unconsolidated real estate ventures, net of distributions	9,544	14,164
Income tax provision	75	34
Changes in assets and liabilities:
Accounts receivable	(1,254)	2,513
Other assets	(2,711)	(2,405)
Accounts payable and accrued expenses	(19,484)	(12,431)
Deferred income, gains and rent	(2,487)	1,887
Other liabilities	1,826	(7,712)
Net cash provided by operating activities	78,494	79,126
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	34,146	79
Proceeds from insurance	—	1,250
Capital expenditures for tenant improvements	(35,545)	(20,573)
Capital expenditures for redevelopments	(56,472)	(10,005)
Capital expenditures for developments	(82,252)	(18,746)
Advances for the purchase of tenant assets, net of repayments	(447)	290
Investment in unconsolidated real estate ventures	(27,807)	(16,662)
Deposits for real estate	(7,550)	—
Capital distributions from unconsolidated real estate ventures	5,720	5,151
Leasing costs paid	(15,209)	(9,187)
Net cash used in investing activities	(188,862)	(68,403)
Cash flows from financing activities:
Proceeds from credit facility borrowings	196,000	96,000
Repayments of credit facility borrowings	(5,000)	(38,000)
Debt financing costs paid	(6,641)	—
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,935)	(1,823)
Partner contributions to consolidated real estate venture	—	2,289
Redemption of limited partnership units	(4,006)	(2,234)
Distributions paid to shareholders	(65,315)	(65,074)
Distributions to noncontrolling interest	(255)	(383)
Net cash provided by (used in) financing activities	111,848	(9,288)
Increase in cash and cash equivalents and restricted cash	1,480	1,435
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$29,780	$48,512

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077
Cash and cash equivalents, end of period	$28,849	$47,730
Restricted cash, end of period	931	782
Cash and cash equivalents and restricted cash, end of period	$29,780	$48,512
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2022 and 2021 of $4,442 and $3,734, respectively	$37,961	$36,961
Cash paid for income taxes	902	21
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,800	32,727
Change in investment in real estate ventures as a result of deconsolidation	—	32,761
Change in operating real estate from deconsolidation of operating properties	—	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(2,688)
Change in other assets as a result of investing activities	13,396	—
Change in capital expenditures financed through accounts payable at period end	10,283	(653)
Change in capital expenditures financed through retention payable at period end	(1,097)	(2,339)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,545,102	$3,472,602
Accumulated depreciation	(1,009,108)	(957,450)
Right of use asset - operating leases, net	19,988	20,313
Operating real estate investments, net	2,555,982	2,535,465
Construction-in-progress	366,823	277,237
Land held for development	93,887	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	3,052,268	2,955,068
Assets held for sale, net	—	562
Cash and cash equivalents	28,849	27,463
Accounts receivable	13,584	11,875
Accrued rent receivable, net of allowance of $4,049 and $4,133 as of June 30, 2022 and December 31, 2021, respectively	172,076	167,210
Investment in unconsolidated real estate ventures	458,840	435,506
Deferred costs, net	93,570	86,862
Intangible assets, net	23,015	28,556
Other assets	124,486	133,094
Total assets	$3,966,688	$3,846,196
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$214,000	$23,000
Unsecured term loan, net	248,047	249,608
Unsecured senior notes, net	1,580,712	1,580,978
Accounts payable and accrued expenses	131,669	150,151
Distributions payable	32,800	32,765
Deferred income, gains and rent	21,195	23,849
Intangible liabilities, net	11,277	12,981
Lease liability - operating leases	23,066	22,962
Other liabilities	52,359	48,683
Total liabilities	$2,315,125	$2,144,977
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 516,467 and 823,983 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5,059	11,140
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,575,280 and 171,126,257 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,640,153	1,689,611
Accumulated other comprehensive income (loss)	3,521	(2,366)
Total Brandywine Operating Partnership, L.P.'s equity	1,643,674	1,687,245
Noncontrolling interest - consolidated real estate ventures	2,830	2,834
Total partners' equity	$1,646,504	$1,690,079
Total liabilities and partners' equity	$3,966,688	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rents	$116,897	$111,235	$232,798	$224,719
Third party management fees, labor reimbursement and leasing	5,924	6,627	11,032	13,278
Other	1,221	2,240	7,717	2,874
Total revenue	124,042	120,102	251,547	240,871
Operating expenses
Property operating expenses	33,111	29,264	64,659	58,199
Real estate taxes	13,746	14,602	27,559	29,363
Third party management expenses	2,792	3,561	5,349	6,539
Depreciation and amortization	43,959	42,785	87,741	83,128
General and administrative expenses	8,328	8,356	18,328	14,940
Total operating expenses	101,936	98,568	203,636	192,169
Gain on sale of real estate
Net gain on disposition of real estate	144	68	144	142
Net gain on sale of undepreciated real estate	4,127	—	5,024	1,993
Total gain on sale of real estate	4,271	68	5,168	2,135
Operating income	26,377	21,602	53,079	50,837
Other income (expense):
Interest and investment income	449	1,677	889	3,351
Interest expense	(16,341)	(15,490)	(32,083)	(31,783)
Interest expense - amortization of deferred financing costs	(805)	(709)	(1,514)	(1,418)
Equity in loss of unconsolidated real estate ventures	(4,981)	(7,240)	(9,544)	(14,164)
Net income (loss) before income taxes	4,699	(160)	10,827	6,823
Income tax provision	(48)	(15)	(75)	(34)
Net income (loss)	4,651	(175)	10,752	6,789
Net loss attributable to noncontrolling interests - consolidated real estate ventures	2	1	4	2
Net income (loss) attributable to Brandywine Operating Partnership	4,653	(174)	10,756	6,791
Nonforfeitable dividends allocated to unvested restricted unitholders	(98)	(94)	(246)	(240)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$4,555	$(268)	$10,510	$6,551

Basic income per Common Partnership Unit	$0.03	$—	$0.06	$0.04

Diluted income per Common Partnership Unit	$0.03	$—	$0.06	$0.04

Basic weighted average common partnership units outstanding	172,043,498	171,792,415	171,985,863	171,699,909
Diluted weighted average common partnership units outstanding	172,776,896	171,792,415	173,149,640	172,958,591
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,651	$(175)	$10,752	$6,789
Comprehensive income:
Unrealized gain on derivative financial instruments	1,747	860	5,511	1,770
Amortization of interest rate contracts (1)	188	188	376	376
Total comprehensive income	1,935	1,048	5,887	2,146
Comprehensive income	6,586	873	16,639	8,935
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	2	1	4	2
Comprehensive income attributable to Brandywine Operating Partnership	$6,588	$874	$16,643	$8,937
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income (loss)		6,103		(2)	6,101
Other comprehensive income			3,952		3,952
Deferred compensation obligation	(19,406)	(249)			(249)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	277,061	1,655			1,655
Adjustment of redeemable partnership units to liquidation value at period end		3,704			3,704
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,711)			(32,711)
BALANCE, March 31, 2022	171,383,912	$1,664,107	$1,586	$2,832	$1,668,525
Net income (loss)		4,653		(2)	4,651
Other comprehensive income			1,935		1,935
Share-based compensation activity	191,368	1,917			1,917
Adjustment of redeemable partnership units to liquidation value at period end		2,181			2,181
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,705)			(32,705)
BALANCE, June 30, 2022	171,575,280	$1,640,153	$3,521	$2,830	$1,646,504
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income (loss)		6,965		(1)	6,964
Other comprehensive income			1,098		1,098
Deferred compensation obligation	(18,058)	(198)			(198)
Share-based compensation activity	108,345	2,502			2,502
Adjustment of redeemable partnership units to liquidation value at period end		(1,294)			(1,294)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,573)			(32,573)
BALANCE, March 31, 2021	170,663,251	$1,776,347	$(6,837)	$71	$1,769,581
Net loss		(174)		(1)	(175)
Other comprehensive income			1,048		1,048
Repurchase and retirement of LP units		(2,334)			(2,334)
Issuance of partnership interest in consolidated real estate ventures		2,289			2,289
Share-based compensation activity	237,240	690			690
Adjustment of redeemable partnership units to liquidation value at period end		1,066			1,066
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,562)			(32,562)
BALANCE, June 30, 2021	170,900,491	$1,745,322	$(5,789)	$70	$1,739,603

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,752	$6,789
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,741	83,128
Amortization of deferred financing costs	1,514	1,418
Amortization of debt discount/(premium), net	(975)	(975)
Amortization of stock compensation costs	5,419	4,324
Straight-line rent income	(5,042)	(7,472)
Amortization of acquired above (below) market leases, net	(1,664)	(2,573)
Ground rent expense	408	505
Provision for doubtful accounts	—	67
Total gain on sale of real estate	(5,168)	(2,135)
Loss from unconsolidated real estate ventures, net of distributions	9,544	14,164
Income tax provision	75	34
Changes in assets and liabilities:
Accounts receivable	(1,254)	2,513
Other assets	(2,711)	(2,405)
Accounts payable and accrued expenses	(19,484)	(12,431)
Deferred income, gains and rent	(2,487)	1,887
Other liabilities	1,826	(7,712)
Net cash provided by operating activities	78,494	79,126
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	34,146	79
Proceeds from insurance	—	1,250
Capital expenditures for tenant improvements	(35,545)	(20,573)
Capital expenditures for redevelopments	(56,472)	(10,005)
Capital expenditures for developments	(82,252)	(18,746)
Advances for the purchase of tenant assets, net of repayments	(447)	290
Investment in unconsolidated real estate ventures	(27,807)	(16,662)
Deposits for real estate	(7,550)	—
Capital distributions from unconsolidated real estate ventures	5,720	5,151
Leasing costs paid	(15,209)	(9,187)
Net cash used in investing activities	(188,862)	(68,403)
Cash flows from financing activities:
Proceeds from credit facility borrowings	196,000	96,000
Repayments of credit facility borrowings	(5,000)	(38,000)
Debt financing costs paid	(6,641)	—
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,935)	(1,823)
Partner contributions to consolidated real estate venture	—	2,289
Redemption of limited partnership units	(4,006)	(2,234)
Distributions paid to preferred and common partnership units	(65,570)	(65,457)
Net cash provided by (used in) financing activities	111,848	(9,288)
Increase in cash and cash equivalents and restricted cash	1,480	1,435
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$29,780	$48,512

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077

Cash and cash equivalents, end of period	$28,849	$47,730
Restricted cash, end of period	931	782
Cash and cash equivalents and restricted cash, end of period	$29,780	$48,512
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2022 and 2021 of $4,442 and $3,734, respectively	$37,961	$36,961
Cash paid for income taxes	902	21
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,800	32,727
Change in investment in real estate ventures as a result of deconsolidation	—	32,761
Change in operating real estate from deconsolidation of operating properties	—	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(2,688)
Change in other assets as a result of investing activities	13,396	—
Change in capital expenditures financed through accounts payable at period end	10,283	(653)
Change in capital expenditures financed through retention payable at period end	(1,097)	(2,339)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2022, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company."
As of June 30, 2022, the Company owned 78 properties that contained an aggregate of approximately 13.6 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of June 30, 2022:

	Number of Properties	Rentable Square Feet
Office properties	69	12,054,491
Mixed-use properties	5	942,334
Core Properties	74	12,996,825
Development property	1	205,803
Redevelopment properties	3	436,659
The Properties	78	13,639,287
In addition to the Properties, as of June 30, 2022, the Company owned 164.6 acres of land held for development. The Company also held a leasehold interest in two land parcels totaling 1.6 acres, acquired through prepaid 99-year ground leases, and held options to purchase approximately 54.7 additional acres of undeveloped land.  As of June 30, 2022, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 13.1 million square feet.
As of June 30, 2022, the Company also owned economic interests in ten unconsolidated real estate ventures (see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2022, the management company subsidiaries were managing properties containing an aggregate of approximately 23.0 million net rentable square feet, of which approximately 13.6 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The Company's Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of its significant accounting policies under Note 2, "Summary of Significant Accounting Policies". There have been no significant changes in the Company's significant accounting policies since December 31, 2021.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During the second quarter of 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In addition, the Company elected to apply the hedge accounting expedients related to changes in critical terms of derivative or hedged transactions, and bilaterally negotiated contract changes for the refinance of the Company's term loan and associated interest rate swap. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur.
3. REAL ESTATE INVESTMENTS
As of June 30, 2022 and December 31, 2021, the gross carrying value of the operating properties was as follows (in thousands):

	June 30, 2022	December 31, 2021
Land	$410,891	$410,144
Building and improvements	2,710,368	2,653,492
Tenant improvements	423,843	408,966
Total	$3,545,102	$3,472,602
Acquisitions
The following table summarizes the property acquisitions during the six months ended June 30, 2022 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
3151 Market Street (a)	April 29, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$27,349
(a)On April 29, 2022, the Company acquired, through a 99-year ground lease, the leasehold interest in a 0.8-acre land parcel, located at 3151 Market Street, in Philadelphia, Pennsylvania. The Company prepaid $19.5 million of the ground lease, representing 500,000 square feet of buildable floor to area ratio ("FAR") to be used for the development of 3151 Market Street, and paid $7.8 million for 200,000 square feet of FAR density usable pursuant to the Schuylkill Yards Project master development agreement. The ground lease and additional density are included in construction in progress and prepaid leasehold interests in land held for development, respectively, in the consolidated balance sheets. See Note 15, ''Subsequent Events," for further information.
Dispositions
The following table summarizes the property dispositions during the six months ended June 30, 2022 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897
25 M Street	April 14, 2022	Washington, D.C.	Land	0.8 acres	$29,675	$3,436
Gibbsboro Portfolio	June 28, 2022	Gibbsboro, NJ	Office/Land	42,809/4.0 acres	$4,100	$831	(b)
(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)Includes $0.7 million of gain on sale of undepreciated real estate and $0.1 million of gain on disposition of real estate included within the consolidated statements of operations for the six months ended June 30, 2022.

One Uptown Venture
On December 1, 2021, the Company entered into two joint venture agreements with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $328.4 million mixed-use project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the "office" joint venture) and 341 apartment residences and a public park (through the "multifamily" joint venture) and a six-story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $61.0 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. As of June 30, 2022, the Company was in the process of securing a construction loan for each of the two joint ventures that would total approximately $206.7 million, representing 63% of the combined project costs. Under the terms of each of the joint venture agreements, the joint venture partner has no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. This right prevented the Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office joint venture closed on a $121.7 million construction loan which bears interest at SOFR plus 3.00% and the multifamily joint venture closed on an $85.0 million construction which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans mature in July 2026. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balance of the $121.7 million and $85 million construction loan, respectively. The Company subsequently recognized the formation of the joint ventures and deconsolidated the projects.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2022, the Company held ownership interests in ten unconsolidated real estate ventures for a net aggregate investment balance of $429.3 million, which includes a negative investment balance in one unconsolidated real estate venture of $29.6 million, reflected within "Other liabilities" on the consolidated balance sheets. As of June 30, 2022, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; one real estate venture owned 1.0 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.1 million and $2.1 million for the three months ended June 30, 2022 and 2021, respectively, and $4.0 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.8 million and $2.5 million as of June 30, 2022 and December 31, 2021, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Net property	$1,962,902	$1,563,263
Other assets	516,328	434,687
Other liabilities	415,816	331,947
Debt, net	1,218,561	956,668
Equity (a)	844,853	709,335

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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$64,957	$53,228	$118,173	$106,585
Operating expenses	(31,671)	(28,629)	(60,263)	(57,616)
Interest expense, net	(11,663)	(8,017)	(19,132)	(15,391)
Depreciation and amortization	(27,927)	(25,500)	(49,210)	(50,393)
Net loss	$(6,304)	$(8,918)	$(10,432)	$(16,815)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(4,822)	$(7,281)	$(9,439)	$(13,822)
Basis adjustments and other	(159)	41	(105)	(342)
Equity in loss of unconsolidated real estate ventures	$(4,981)	$(7,240)	$(9,544)	$(14,164)
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
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Revenue	2022	2021	2022	2021
Fixed contractual payments	$88,672	$86,117	$177,435	$172,497
Variable lease payments	25,234	22,060	49,565	46,208
Total	$113,906	$108,177	$227,000	$218,705

6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$59,582	$(36,770)	$22,812
Tenant relationship value	167	(100)	67
Above market leases acquired	331	(195)	136
Total intangible assets, net	$60,080	$(37,065)	$23,015

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$22,268	$(10,991)	$11,277

	December 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$72,376	$(44,066)	$28,310
Tenant relationship value	167	(97)	70
Above market leases acquired	486	(310)	176
Total intangible assets, net	$73,029	$(44,473)	$28,556

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$27,025	$(14,044)	$12,981
As of June 30, 2022, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2022 (six months remaining)	$4,100	$883
2023	6,724	1,540
2024	4,433	1,321
2025	3,255	1,044
2026	1,195	754
Thereafter	3,308	5,735
Total	$23,015	$11,277

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$214,000	$23,000	SOFR + 1.15%	June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	2.87%	June 2027	(b)
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	2,042,610	1,851,610
Plus: original issue premium (discount), net	7,212	8,187
Less: deferred financing costs	(7,063)	(6,211)
Total unsecured indebtedness	$2,042,759	$1,853,586
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On June 30, 2022, the Company executed the 2022 Credit Agreement (as defined below), that provides for, among other things, the Term Loan (as defined below), which replaced the Company's $250.0 million term loan that had been scheduled to mature on October 22, 2022. As of June 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for the Term Loan was 120.0 basis points, plus a daily SOFR adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan has a fixed interest rate of 2.87% until October 8, 2022.
On June 30, 2022, the Company executed the Second Amended and Restated Credit Agreement (as amended and restated, the “2022 Credit Agreement”). The 2022 Credit Agreement among other things: (i) maintains the total commitment under the line credit of $600.0 million (the "Revolving Credit Facility") and provides an unsecured term loan in the initial amount of $250.0 million (the "Term Loan") with a scheduled maturity date of June 30, 2027; (ii) extended the maturity date of the Revolving Credit Facility from July 15, 2022 to June 30, 2026, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to SOFR revolving loans; and (iv) provides for an additional interest rate option based on a floating SOFR rate. In connection with the amendments, the Company capitalized $4.7 million and $2.0 million in financing costs, related to the Revolving Credit Facility and the Term Loan, respectively. The financing costs will be amortized through the maturity dates for each of the Revolving Credit Facility and the Term Loan.
Under the 2022 Credit Agreement, the Company may, subject to specified terms and conditions (including receipt of commitments from one or more lenders, whether or not currently parties to the 2022 Credit Agreement), elect to increase the amount of the Revolving Credit Facility and/or Term Loan or request one or more new pari passu tranches of unsecured term loans (each, an "Incremental Facility"), provided that the aggregate amount of all such increases is limited to $500.0 million. Up to $50.0 million of borrowing availability under the Restated Credit Agreement is available for the issuance of letter of credits.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points: and the Term Loan and borrowings under an Incremental Facility bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon the unsecured senior debt rating of the Operating Partnership or the absence of such a rating. The Company also pays a quarterly facility fee on the total commitments under the Revolving Credit Facility. As of June 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for SOFR revolving loans under the Revolving Credit Facility was 105 basis points (excluding the applicable facility fee rate of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily SOFR adjustment of 10 basis points.
The terms of the 2022 Credit Agreement require that the Company maintain customary financial and other covenants, including: (i) a fixed charge coverage ratio greater than or equal to 1.5 to 1.00; (ii) a leverage ratio less than or equal to 0.60 to 1.00, subject to specified exceptions; (iii) a ratio of unsecured indebtedness to unencumbered asset value less than or equal to 0.60 to 1.00, subject to specified exceptions; (iv) a ratio of secured indebtedness to total asset value less than or equal to 0.40 to

1.00; and (v) a ratio of unencumbered cash flow to interest expense on unsecured debt greater than 1.75 to 1.00. In addition, the 2022 Credit Agreement restricts payments of dividends and distributions on shares in excess of 95% of the Company's funds from operations (FFO) except to the extent necessary to enable the Company to continue to qualify as a REIT for federal income tax purposes.
During the six months ended June 30, 2022, the weighted-average interest rate on unsecured credit facility borrowings was 1.72% resulting in $1.2 million of interest expense. As of June 30, 2022, the Company had $381.7 million of available borrowings under its unsecured credit facility, net of $4.3 million in letters of credit outstanding.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of June 30, 2022. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of June 30, 2022, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2022 (six months remaining)	$—
2023	350,000
2024	350,000
2025	—
2026	214,000
Thereafter	1,128,610
Total principal payments	2,042,610
Net unamortized premiums/(discounts)	7,212
Net deferred financing costs	(7,063)
Outstanding indebtedness	$2,042,759
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2022 and December 31, 2021, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2022 and December 31, 2021 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,502,102	$1,461,960	$1,502,368	$1,588,780
Variable rate debt	$540,657	$542,610	$351,218	$344,754
Notes receivable	$44,430	$44,058	$44,430	$45,230

(a)Net of deferred financing costs of $5.1 million and $5.8 million for unsecured notes payable and $2.0 million and $0.4 million for variable rate debt as of June 30, 2022 and December 31, 2021.
The Company used quoted market prices as of June 30, 2022 and December 31, 2021 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2022. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2022 and December 31, 2021. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2022	12/31/2021				6/30/2022	12/31/2021
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	2.868%	October 8, 2015	October 8, 2022	$415	$(2,461)
				$250,000	$250,000
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
Operating Partnership
During the six months ended June 30, 2022, 307,516 Class A units of limited partnership interest held by unaffiliated third parties were redeemed for a total cash payment of $4.0 million.
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $5.0 million and $8.2 million as of June 30, 2022 and December 31, 2021, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $5.1 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively.
11. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$4,651	$4,651	$(175)	$(175)
Net (income) loss attributable to noncontrolling interests	(14)	(14)	8	8
Nonforfeitable dividends allocated to unvested restricted shareholders	(98)	(98)	(94)	(94)
Net income (loss) attributable to common shareholders	$4,539	$4,539	$(261)	$(261)
Denominator
Weighted-average shares outstanding	171,527,031	171,527,031	170,848,894	170,848,894
Contingent securities/Share based compensation	—	733,398	—	—
Weighted-average shares outstanding	171,527,031	172,260,429	170,848,894	170,848,894
Earnings per Common Share:
Net income attributable to common shareholders	$0.03	$0.03	$—	$—

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$10,752	$10,752	$6,789	$6,789
Net income attributable to noncontrolling interests	(22)	(22)	(35)	(35)
Nonforfeitable dividends allocated to unvested restricted shareholders	(246)	(246)	(240)	(240)
Net income attributable to common shareholders	$10,484	$10,484	$6,514	$6,514
Denominator
Weighted-average shares outstanding	171,411,631	171,411,631	170,737,437	170,737,437
Contingent securities/Share based compensation	—	1,163,777	—	1,258,682
Weighted-average shares outstanding	171,411,631	172,575,408	170,737,437	171,996,119
Earnings per Common Share:
Net income attributable to common shareholders	$0.06	$0.06	$0.04	$0.04
Redeemable common limited partnership units totaling 516,467 at June 30, 2022 and 823,983 at June 30, 2021, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2022 and 2021, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On May 18, 2022, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on July 20, 2022 to shareholders of record as of July 6, 2022.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the six months ended June 30, 2022 and June 30, 2021, the Company did not repurchase any common shares.

12. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$4,651	$4,651	$(175)	$(175)
Net loss attributable to noncontrolling interests	2	2	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(98)	(98)	(94)	(94)
Net income (loss) attributable to common unitholders	$4,555	$4,555	$(268)	$(268)
Denominator
Weighted-average units outstanding	172,043,498	172,043,498	171,792,415	171,792,415
Contingent securities/Share based compensation	—	733,398	—	—
Total weighted-average units outstanding	172,043,498	172,776,896	171,792,415	171,792,415
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.03	$0.03	$—	$—

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$10,752	$10,752	$6,789	$6,789
Net loss attributable to noncontrolling interests	4	4	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(246)	(246)	(240)	(240)
Net income attributable to common unitholders	$10,510	$10,510	$6,551	$6,551
Denominator
Weighted-average units outstanding	171,985,863	171,985,863	171,699,909	171,699,909
Contingent securities/Share based compensation	—	1,163,777	—	1,258,682
Total weighted-average units outstanding	171,985,863	173,149,640	171,699,909	172,958,591
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.06	$0.06	$0.04	$0.04
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and six months ended June 30, 2022 and 2021, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On May 18, 2022, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on July 20, 2022 to unitholders of record as of July 6, 2022.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2022 and June 30, 2021, the Company did not repurchase any units.
13. SEGMENT INFORMATION
As of June 30, 2022, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2022	December 31, 2021
Philadelphia CBD	$1,506,350	$1,460,510
Pennsylvania Suburbs	870,510	866,223
Austin, Texas	794,734	778,145
Metropolitan Washington, D.C.	287,215	280,921
Other	86,293	86,803
Operating Properties	$3,545,102	$3,472,602

Corporate
Right of use asset - operating leases, net	$19,988	$20,313
Construction-in-progress	$366,823	$277,237
Land held for development	$93,887	$114,604
Prepaid leasehold interests in land held for development, net	$35,576	$27,762
Net operating income:

	Three Months Ended June 30,
	2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$55,426	$(20,538)	$34,888	$51,445	$(18,259)	$33,186
Pennsylvania Suburbs	31,333	(10,258)	21,075	30,294	(9,777)	20,517
Austin, Texas	23,921	(10,438)	13,483	25,513	(9,962)	15,551
Metropolitan Washington, D.C.	5,486	(3,116)	2,370	4,812	(3,902)	910
Other	3,919	(2,342)	1,577	3,662	(2,528)	1,134
Corporate	3,957	(2,957)	1,000	4,376	(2,999)	1,377
Operating properties	$124,042	$(49,649)	$74,393	$120,102	$(47,427)	$72,675

	Six Months Ended June 30,
	2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$108,897	$(40,281)	$68,616	$102,672	$(35,670)	67,002
Pennsylvania Suburbs	63,140	(20,416)	42,724	62,034	(20,471)	41,563
Austin, Texas	48,836	(20,731)	28,105	51,688	(19,682)	32,006
Metropolitan Washington, D.C.	10,681	(6,544)	4,137	9,487	(8,101)	1,386
Other	7,523	(4,352)	3,171	6,875	(4,810)	2,065
Corporate	12,470	(5,243)	7,227	8,115	(5,367)	2,748
Operating properties	$251,547	$(97,567)	$153,980	$240,871	$(94,101)	$146,770
(a)Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended June 30,
	June 30, 2022	December 31, 2021	2022	2021
Philadelphia CBD	$341,748	$317,959	$(2,574)	$(4,661)
Metropolitan Washington, D.C.	85,614	85,867	(381)	(778)
Mid-Atlantic Office JV	31,478	31,680	(101)	117
MAP Venture	(29,594)	(24,396)	(1,925)	(1,918)
Total	$429,246	$411,110	$(4,981)	$(7,240)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,651	$(175)	$10,752	$6,789
Plus:
Interest expense	16,341	15,490	32,083	31,783
Interest expense - amortization of deferred financing costs	805	709	1,514	1,418
Depreciation and amortization	43,959	42,785	87,741	83,128
General and administrative expenses	8,328	8,356	18,328	14,940
Equity in loss of unconsolidated real estate ventures	4,981	7,240	9,544	14,164
Less:
Interest and investment income	449	1,677	889	3,351
Income tax provision	(48)	(15)	(75)	(34)
Net gain on disposition of real estate	144	68	144	142
Net gain on sale of undepreciated real estate	4,127	—	5,024	1,993
Consolidated net operating income	$74,393	$72,675	$153,980	$146,770
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
Debt Guarantees
As of June 30, 2022, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,224.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs.  In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan.
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

In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the year ended December 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million and recorded an estimated $7.2 million of restoration costs, of which $1.9 million is included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. The Company also sustained business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the year ended December 31, 2021, the Company received $15.3 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $3.0 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the year ended December 31, 2021 is included in other income on the consolidated statement of operations. During the six months ended June 30, 2022, the Company recognized a $0.8 million reduction of the previously estimated restoration costs and also received $2.4 million of additional insurance proceeds. The reduction of the restoration costs and additional insurance proceeds are included in other income on the consolidated statement of operations.
Other Commitments or Contingencies
Under the terms of each of the One Uptown joint venture agreements, the joint venture partner is not required to fund project costs until the closing of the applicable construction loans. In the event that the Company does not close on the applicable construction loan for each of the joint ventures by July 30, 2022, the joint venture partner could elect to assign its interest in the project to the Company and have no obligation to fund the project costs. In addition, the Company has provided cost overrun and completion guarantees, as well as customary environmental indemnities, in favor of the joint venture partner, for each of the One Uptown joint ventures. On July 29, 2022, the One Uptown joint ventures closed on two construction loans. See Note 3, ''Real Estate Investments,” to our Consolidated Financial Statements for further information.
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2022, had $7.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2022, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.3 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $5.9 million has been contributed by the Company as of June 30, 2022.
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
15. SUBSEQUENT EVENTS

On July 14, 2022, the Company formed a joint venture, with an unaffiliated third party, to develop an approximately 417,000 square foot life science/office building under a long-term ground lease located at 3151 Market Street in Philadelphia, Pennsylvania. The estimated project cost is approximately $307 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $55 million of the project costs in exchange for a 45% preferred equity interest in the venture. We have agreed to provide a completion guaranty in connection with the development of the project.

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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2022, we owned and managed properties within five segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic and the current inflationary environment, could result in a reduction of the availability of financing and higher borrowing costs. We continue to closely monitor the impact of the COVID-19 pandemic and inflation on all aspects of our business, including how it is impacting our tenants, employees, and business partners. Vacancy rates may increase, and rental rates and rent collection rates may decline as the current economic climate may negatively impact tenants. The long-term impact of the ongoing COVID-19 pandemic on the global economy and our tenants and prospective tenants remains uncertain and will depend on new information which may emerge concerning the severity of COVID-19, new variants of COVID-19 and the actions taken to contain it or treat its impact. In addition, the government responses to control the pandemic are creating disruption in the global economy and supply chains and adversely impacting many industries, including owners and developers of office and mixed-use buildings.
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, inflation, and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,996,825	12,949,078	12,996,825	12,949,078
Occupancy percentage (end of period)	89.6%	90.5%	89.6%	90.5%
Average occupancy percentage	88.9%	90.4%	89.4%	89.9%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	70.3%	57.5%	60.6%	54.1%
New leases and expansions commenced (square feet)	247,597	156,372	359,694	185,475
Leases renewed (square feet)	137,103	95,853	519,458	262,677
Net absorption (square feet)	27,391	19,798	(224,973)	(145,328)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	26.2%	32.7%	23.9%	29.8%
Renewal rental rates	8.3%	13.3%	17.9%	11.6%
Combined rental rates	18.4%	22.2%	19.6%	18.7%
Weighted average lease term for leases commenced (years)	8.0	8.5	8.3	7.1
Capital Costs Committed (5):
Leasing commissions (per square foot)	$10.45	$12.61	$11.95	$10.15
Tenant Improvements (per square foot)	$39.59	$35.01	$35.81	$27.87
Total capital per square foot per lease year	$4.85	$4.29	$4.44	$3.83
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.3% of our aggregate final annualized base rents as of June 30, 2022 (representing approximately 4.8% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2022. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $4.0 million or 2.1% of our accrued rent receivable balance as of June 30, 2022 compared to $4.1 million or 2.4% of our accrued rent receivable balance as of December 31, 2021.
If economic conditions deteriorate, including as a result of the ongoing COVID-19 pandemic and the current inflationary environment, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of June 30, 2022 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (c)	Development	205,803	$121,987	$103,312
250 King of Prussia Road (b)	Radnor, PA	Q3 2022	Redevelopment	168,294	$82,854	$52,134
2340 Dulles Corner Boulevard (d)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$68,266
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. Project includes 520 parking spaces.
(b)Total project costs includes $20.6 million of existing property basis.
(c)The parking garage and occupied portions of the office building were placed into service during 2021.
(d)Total project costs include $58.0 million of existing property basis.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.

On December 1, 2021, we entered into two joint venture agreements to develop One Uptown, a $328.4 million mixed-used project in Austin, Texas. Construction of the project commenced during the fourth quarter of 2021 and we have funded $75.9 million of the total estimated project costs as of June 30, 2022. Under the joint venture agreement, we are required to fund an additional $7.4 million of the project costs. The remaining $245.1 million of the estimated total project costs is expected to be funded by our joint venture partner and proceeds from $206.7 million in construction loans that closed on July 29, 2022. See Note 3, ''Real Estate Investments,” to our Consolidated Financial Statements for additional information regarding the project.

On July 14, 2022, we entered into a joint venture agreement to develop 3151 Market Street, a $307 million life science project in Philadelphia, Pennsylvania. Construction of the project commenced during the second quarter of 2022 and we have funded $43.0 million of the total estimated project costs as of June 30, 2022. Under the joint venture agreement, we are required to fund an additional $24.6 million of the project costs. The remaining $239.4 million of the estimated total project costs is expected to be funded by our joint venture partner and proceeds of an expected $185 million in construction loans. See Note 3, ''Real Estate Investments,” to our Consolidated Financial Statements for additional information regarding the project.
As of June 30, 2022 the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q3 2023	(a)	$287,272	$99,371	$186,727	$—	(b)
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 SF of life science/innovation office, 219,000 SF of residential (326 units), and 9,000 SF of retail.
(b)We have fully funded our equity commitment of $55.3 million. The remaining amount of the estimated costs to be funded of $187.9 million will be funded by our joint venture partner and the available borrowings under the $186.7 million construction loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in accounting estimate are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions.
Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2022 and 2021. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, ''Segment Information," to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, ''Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended June 30, 2022 and June 30, 2021
The following comparison for the three months ended June 30, 2022 to the three months ended June 30, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 12.9 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended June 30, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2021 and owned and consolidated through June 30, 2022, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended June 30, 2022 and 2021,
(c)"Recently Completed/Acquired Property," which represents one property placed into service or acquired on or subsequent to April 1, 2021,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"Q2 2021 through Q2 2022 Dispositions," which represents three properties disposed of from April 1, 2021 through June 30, 2022.

Comparison of three months ended June 30, 2022 to the three months ended June 30, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$110.1	$109.0	$1.1	1.0%	$1.2	$0.1	$1.5	$0.1	$4.1	$2.0	$116.9	$111.2	$5.7	5.1%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.9	6.6	5.9	6.6	(0.7)	(10.6)%
Other	0.3	0.3	—	—%	—	—	—	—	0.9	1.9	1.2	2.2	(1.0)	(45.5)%
Total revenue	110.4	109.3	1.1	1.0%	1.2	0.1	1.5	0.1	10.9	10.5	124.0	120.0	4.0	3.3%
Property operating expenses	29.3	27.5	1.8	6.5%	0.1	—	0.3	(0.7)	3.4	2.5	33.1	29.3	3.8	13.0%
Real estate taxes	13.1	13.3	(0.2)	(1.5)%	0.1	0.1	0.3	0.8	0.2	0.4	13.7	14.6	(0.9)	(6.2)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.8	3.6	2.8	3.6	(0.8)	(22.2)%
Net operating income	68.0	68.5	(0.5)	(0.7)%	1.0	—	0.9	—	4.5	4.0	74.4	72.5	1.9	2.6%
Depreciation and amortization	39.6	40.0	(0.4)	(1.0)%	0.6	—	0.6	—	3.1	2.7	43.9	42.7	1.2	2.8%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.3	8.4	8.3	8.4	(0.1)	(1.2)%
Net gain on disposition of real estate											(0.1)	(0.1)	—	—%
Net gain on sale of undepreciated real estate											(4.1)	—	(4.1)	—%
Operating income (loss)	$28.4	$28.5	$(0.1)	(0.4)%	$0.4	$—	$0.3	$—	$(6.9)	$(7.1)	$26.4	$21.5	$4.9	22.8%
Number of properties	73	73			1		4				78
Square feet	12.9	12.9			0.1		0.6				13.8
Core Occupancy % (b)	89.5%	90.5%			100.0%
Other Income (Expense):
Interest and investment income											0.4	1.7	(1.3)	(76.5)%
Interest expense											(16.3)	(15.5)	(0.8)	5.2%
Interest expense — Deferred financing costs											(0.8)	(0.7)	(0.1)	14.3%
Equity in loss of unconsolidated real estate ventures											(5.0)	(7.2)	2.2	(30.6)%
Net income (loss)											$4.7	$(0.2)	$4.9	(2450.0)%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.03	$—	$0.03	—%

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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$1.2 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022;
•$1.1 million increase related to our Recently Completed/Acquired Property;
•$1.2 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021; and
•$0.8 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions.

Third party management fees, labor reimbursement, and leasing income decreased primarily due to a $0.5 million decrease related to a third party management contract terminated in the fourth quarter of 2021 and a $0.3 million decrease in fees earned from our MAP Venture primarily related to decreases in leasing commissions and construction management fees.
Other income decreased primarily due to $0.7 million in excess insurance proceeds related to a property in our Austin, Texas segment as well as $0.4 million in proceeds related to a legal settlement during the second quarter of 2021.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of the following:

•$0.7 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021;
•$0.6 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$0.5 million increase at the restaurant component of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions.
The remaining increase of $2.0 million is primarily related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$0.6 million increase related to commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$0.6 million increase related to our Recently Completed/Acquired Property.
Net Gain on Sale of Undepreciated Real Estate
The gain of $4.1 million recognized during the three months ended June 30, 2022 is related to the sale of one parcel of land in our Metropolitan Washington, D.C. segment and the sale of a portfolio of four parcels of land and two office buildings in our Other segment.
Interest and Investment Income
Interest and investment income decreased primarily as a result of a $1.2 million decrease related to our preferred equity investment in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021.
Equity in loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures decreased primarily due to the following:
•$1.9 million decrease associated with our Commerce Square Venture primarily due to a decrease in the amortization of in-place lease intangibles during the three months ended June 30, 2022 compared to the three months ended June 30, 2021;
•$0.4 million decrease related to our 4040 Wilson Venture primarily; and
•$0.3 million decrease associated with our 1919 Market Venture.
Comparison of the Six Months Ended June 30, 2022 and June 30, 2021
The following comparison for the six months ended June 30, 2022 to the six months ended June 30, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 73 properties containing an aggregate of approximately 12.9 million net rentable square feet, and represents properties that we owned and consolidated for the six-month periods ended June 30, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2021 and owned and consolidated through June 30, 2022 excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the six months ended June 30, 2022 and 2021,
(c)"Recently Completed/Acquired Property," which represents one property placed into service or acquired on or subsequent to January 1, 2021,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"YTD 2021 and 2022 Dispositions," which represents three properties disposed of from January 1, 2021 through June 30, 2022.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$220.8	$219.9	$0.9	0.4%	$2.3	$0.1	$2.6	$0.2	$7.1	$4.5	$232.8	$224.7	$8.1	3.6%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	11.0	13.3	11.0	13.3	(2.3)	(17.3)%
Other	0.6	0.5	0.1	20.0%	—	—	0.1	—	7.0	2.4	7.7	2.9	4.8	165.5%
Total revenue	221.4	220.4	1.0	0.5%	2.3	0.1	2.7	0.2	25.1	20.2	251.5	240.9	10.6	4.4%
Property operating expenses	58.0	55.5	2.5	4.5%	0.3	(0.1)	0.6	(1.1)	5.8	3.9	64.7	58.2	6.5	11.2%
Real estate taxes	26.2	26.4	(0.2)	(0.8)%	0.1	0.1	0.5	1.6	0.8	1.3	27.6	29.4	(1.8)	(6.1)%
Third party management expenses	—	—	—	—%	—	—	—	—	5.3	6.5	5.3	6.5	(1.2)	(18.5)%
Net operating income	137.2	138.5	(1.3)	(0.9)%	1.9	0.1	1.6	(0.3)	13.2	8.5	153.9	146.8	7.1	4.8%
Depreciation and amortization	79.5	77.6	1.9	2.4%	1.1	—	1.0	0.4	6.0	5.2	87.6	83.2	4.4	5.3%
General & administrative expenses	—	—	—	—%	—	—	—	—	18.3	14.9	18.3	14.9	3.4	22.8%
Net gain on disposition of real estate											(0.1)	(0.1)	—	—%
Net gain on sale of undepreciated real estate											(5.0)	(2.0)	(3.0)	150.0%
Operating income (loss)	$57.7	$60.9	$(3.2)	(5.3)%	$0.8	$0.1	$0.6	$(0.7)	$(11.1)	$(11.6)	$53.1	$50.8	$2.3	4.5%
Number of properties	73	73			1		4				78
Square feet	12.9	12.9			0.1		0.6				13.8
Core Occupancy % (b)	89.5%	90.5%			100.0%
Other Income (Expense):
Interest and investment income											0.9	3.4	(2.5)	(73.5)%
Interest expense											(32.1)	(31.8)	(0.3)	0.9%
Interest expense — Deferred financing costs											(1.5)	(1.4)	(0.1)	7.1%
Equity in loss of unconsolidated real estate ventures											(9.5)	(14.2)	4.7	(33.1)%
Income tax provision											(0.1)	—	(0.1)	—%
Net income											$10.8	$6.8	$4.0	58.8%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.06	$0.04	$0.02	50.0%
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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$2.3 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021;
•$2.2 million increase related to our Recently Completed/Acquired Property;
•$2.0 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions; and
•$1.4 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
Third party management fees, labor reimbursement, and leasing income decreased primarily due to a $1.1 million decrease in fees earned from our MAP Venture primarily related to decreases in leasing commissions and construction management fees, $1.0 million decrease related to a third party management contract terminated in the fourth quarter of 2021, and $0.3 million decrease as a result of the sale of the final property at our Allstate Venture during the fourth quarter of 2021.

Other income increased primarily as a result of the following:
•$3.4 million in excess insurance proceeds received during the six months ended June 30, 2022 offset by $0.7 million received during the six months ended June 30, 2021 related to a property in our Austin, Texas segment; and
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of the following:
•$1.4 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022;
•$1.4 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021;
•$0.8 million increase at the restaurant component of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions; and
•$0.3 million increase related to the Recently Completed/Acquired Property.
The remaining increase of $2.6 million is related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased use of our properties by the tenants as a result of lifting of COVID-19 pandemic restrictions and increases in property-related employee compensation expenses, marketing expenses, and repairs and maintenance.
Real Estate Taxes
Real estate taxes decreased primarily due to a $1.1 million decrease across properties in our Pennsylvania Suburbs segment as a result of tax reassessments.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$3.3 million increase in depreciation expense due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Broadmoor master development plan beginning in the second quarter of 2021; and
•$1.2 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
General and Administrative
General and administrative expenses increased primarily as a result of a $2.4 million recovery of previously expensed legal fees incurred in pursuit of a settlement that was received in the first quarter of 2021. In addition, $1.4 million of the increase is related to increased non-cash compensation expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Net Gain on Sale of Undepreciated Real Estate
The gain of $5.0 million recognized during the six months ended June 30, 2022 is due to the following:
•$3.4 million related to the sale of a parcel of land in our Metropolitan Washington, D.C. segment; and
•$0.6 million related to the sale of a portfolio of five parcels of land and three operating properties in our Other segment.

The gain of $2.0 million recognized during the six months ended June 30, 2021 is related to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Interest and Investment Income
Interest and investment income decreased by $2.5 million primarily as a result of our preferred equity investment in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021.
Equity in Loss of Unconsolidated Real Estate Ventures
Equity in loss of unconsolidated real estate ventures increased primarily due to the following:

•$3.1 million decrease associated with our Commerce Square Venture primarily due to a decrease in the amortization of in-place lease intangibles during the six months ended June 30, 2022 compared to the six months ended June 30, 2021;
•$0.6 million decrease associated with our 1919 Market Venture;
•$0.6 million decrease associated with our 4040 Wilson Venture; and
•$0.4 million decrease associated with MAP Venture.

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

As of June 30, 2022, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2022 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of June 30, 2022 we were in compliance with all of our debt covenants and requirement obligations.
On June 30, 2022, we executed the 2022 Credit Agreement, which, among other things, provides for the Revolving Credit Facility and Term Loan. As of June 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for revolving loans under the Revolving Credit Facility was 105.0 basis points (excluding the applicable facility fee of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily SOFR adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan has a fixed interest rate of 2.87% until October 8, 2022. See Note 7, ''Debt Obligations," for further information.

In addition, we are continuing to monitor the ongoing COVID-19 pandemic and the related economic impacts, inflation, market volatility, and business disruption, and its impact on our tenants. The severity and duration of the pandemic and its impact on our operations and liquidity is uncertain and continues to evolve globally. However, if the pandemic continues, there will likely be continued negative economic impacts, market volatility, and business disruption which could negatively impact our tenants’

ability to pay rent, our ability to lease vacant space, and our ability to complete development and redevelopment projects, and these consequences, in turn, could materially impact our results of operations.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of June 30, 2022, amounted to $2,042.6 million. We did not have any secured debt obligations on our wholly-owned portfolio as of June 30, 2022.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the six months ended June 30, 2022, we closed on the sale of three parcels of land for net cash proceeds of $38.8 million as well as a portfolio of 3 office properties and 5 parcels of land in Gibbsboro, New Jersey for net cash proceeds of $4.0 million.
As of June 30, 2022, we had $28.8 million of cash and cash equivalents and $381.7 million of available borrowings under our unsecured credit facility, net of $4.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2022 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2022 and December 31, 2021, we maintained cash and cash equivalents and restricted cash of $29.8 million and $28.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2022	2021	(Decrease) Increase
Operating	$78,494	$79,126	$(632)
Investing	(188,862)	(68,403)	(120,459)
Financing	111,848	(9,288)	121,136
Net cash flows	$1,480	$1,435	$45
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the timing of operating expense payments.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(3,446)
Capital expenditures and capitalized interest	(124,945)
Capital improvements/acquisition deposits/leasing costs	(14,309)
Joint venture investments	(11,145)
Proceeds from the sale of properties	34,067
Capital distributions from unconsolidated real estate ventures	569
Other investing activities	(1,250)
Increase in net cash used in investing activities	$(120,459)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$100,000
Repayments of debt obligations	33,000
Redemption of limited partnership units	(1,772)
Dividends and distributions paid	(113)
Debt financing costs paid	(6,641)
Other financing activities	(3,338)
Increase in net cash provided by financing activities	$121,136

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,750,000
Variable rate - unhedged	292,610	101,610
Total	$2,042,610	$1,851,610
Percent of Total Debt:
Fixed rate	85.7%	94.5%
Variable rate - unhedged	14.3%	5.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	2.5%	1.3%
Total	3.7%	3.7%
Weighted-average maturity in years:
Fixed rate	4.2	4.0
Variable rate - unhedged	6.5	10.6
Total	4.5	4.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2022 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2022 (six months remaining)	$—	—%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	214,000	2.59%
2027	700,000	3.61%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
Thereafter	78,610	2.44%
Totals	$2,042,610	3.65%
We anticipate refinancing our $350 million 3.95% Guaranteed Notes prior to the February 2023 maturity with similar guaranteed notes that will likely have a term between five and ten years. In the current interest rate environment, we anticipate the new guaranteed notes will have an effective interest rate that is above the current effective interest rate.
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2022.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the 2022 Credit Agreement, the indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the second quarter of 2022.
Inflation
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, approximately 96% of our leases (as a proportion of our wholly-owned portfolio square feet) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, a period of high inflation would cause an increase in the borrowing cost on our variable rate debt and would have an impact on our ability to refinance existing debt or obtain new debt at favorable terms.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our contractual obligations.
There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended June 30, 2022.
Funds from Operations (FFO)
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income/(loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated real estate ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated real estate ventures. Our calculation of FFO includes gains from sale of undepreciated real estate and other assets, considered incidental to our main business, to third parties or unconsolidated real estate ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding property impairments, gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$4,555	$(268)	$10,510	$6,551
Add (deduct):
Amount allocated to unvested restricted unitholders	98	94	246	240
Net gain on disposition of real estate	(144)	(68)	(144)	(142)
Depreciation and amortization:
Real property	36,631	34,294	72,793	65,828
Leasing costs including acquired intangibles	6,597	7,954	13,591	16,234
Company’s share of unconsolidated real estate ventures	12,903	14,060	24,198	27,791
Partners’ share of consolidated real estate ventures	(5)	(5)	(10)	(10)
Funds from operations	$60,635	$56,061	$121,184	$116,492
Funds from operations allocable to unvested restricted shareholders	(154)	(150)	(392)	(363)
Funds from operations available to common share and unit holders (FFO)	$60,481	$55,911	$120,792	$116,129
Weighted-average shares/units outstanding — basic (a)	172,043,498	171,792,415	171,985,863	171,699,909
Weighted-average shares/units outstanding — fully diluted (a)	172,776,896	173,289,294	173,149,640	172,958,591
(a)Includes common shares and partnership units outstanding through the three and six months ended June 30, 2022 and 2021, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2022, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding balance of $214.0 million and (iv) an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of June 30, 2022, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,462.0 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.6 million at June 30, 2022.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately

$542.6 million as of June 30, 2022. The total fair value of our variable rate debt was approximately $542.6 million at June 30, 2022. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $27.4 million at June 30, 2022. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $29.3 million at June 30, 2022.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of June 30, 2022 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended June 30, 2022. As of June 30, 2022, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
10.1
Second Amended and Restated Credit Agreement, dated as of June 30, 2022, by and among Brandywine Realty Trust and Brandywine Operating Partnership, L.P., as Borrowers, and Bank of America, N.A., as Administrative Agent and Issuing Lender, and Citibank, N.A., as Co-Syndication Agent and Issuing Lender, and PNC Capital Markets LLC and Truist Securities, Inc., as Co-Syndication Agents, and Citizens Bank, N.A., M&T Bank, TD Bank, N.A., U.S. Bank National Association, The Bank of New York Mellon and Wells Fargo Bank, National Association, as Co-Documentation Agents, and BofA Securities, Inc., Citibank N.A., PNC Capital Markets LLC and Truist Securities, Inc., as Joint Lead Arrangers and BofA Securities, Inc. and Citibank N.A., as Joint Bookrunners (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on June 30, 2022 and incorporated herein by reference)

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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

	104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibits 32.1, 32.2, 32.3 and 32.4 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall any of such exhibits be deemed to be incorporated by reference in any filing of Brandywine Realty Trust or Brandywine Operating Partnership, L.P. under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 29, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 29, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)