Form 10-Q
period 2022-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2022-10-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
A total of 171,569,807 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 21, 2022.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2022, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,587,083	$3,472,602
Accumulated depreciation	(1,034,681)	(957,450)
Right of use asset - operating leases, net	19,826	20,313
Operating real estate investments, net	2,572,228	2,535,465
Construction-in-progress	227,231	277,237
Land held for development	74,272	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	2,909,307	2,955,068
Assets held for sale, net	19,534	562
Cash and cash equivalents	31,198	27,463
Accounts receivable	11,398	11,875
Accrued rent receivable, net of allowance of $4,048 and $4,133 as of September 30, 2022 and December 31, 2021, respectively	175,908	167,210
Investment in unconsolidated real estate ventures	579,457	435,506
Deferred costs, net	95,470	86,862
Intangible assets, net	20,383	28,556
Other assets	131,532	133,094
Total assets	$3,974,187	$3,846,196
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$246,000	$23,000
Unsecured term loan, net	248,144	249,608
Unsecured senior notes, net	1,580,579	1,580,978
Accounts payable and accrued expenses	125,889	150,151
Distributions payable	32,805	32,765
Deferred income, gains and rent	22,913	23,849
Intangible liabilities, net	10,723	12,981
Liabilities related to assets held for sale, net	36	—
Lease liability - operating leases	23,116	22,962
Other liabilities	49,033	48,683
Total liabilities	$2,339,238	$2,144,977
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,569,807 and 171,126,257 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,716	1,712
Additional paid-in-capital	3,151,177	3,146,786
Deferred compensation payable in common shares	19,601	18,491
Common shares in grantor trust, 1,179,643 and 1,169,703 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	(19,601)	(18,491)
Cumulative earnings	1,146,543	1,122,372
Accumulated other comprehensive income (loss)	4,525	(2,020)
Cumulative distributions	(2,676,702)	(2,578,583)
Total Brandywine Realty Trust's equity	1,627,259	1,690,267
Noncontrolling interests	7,690	10,952
Total beneficiaries' equity	$1,634,949	$1,701,219
Total liabilities and beneficiaries' equity	$3,974,187	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rents	$117,481	$112,159	$350,279	$336,878
Third party management fees, labor reimbursement and leasing	6,872	6,500	17,904	19,778
Other	1,216	1,759	8,933	4,633
Total revenue	125,569	120,418	377,116	361,289
Operating expenses
Property operating expenses	32,624	30,304	97,283	88,503
Real estate taxes	12,313	13,421	39,872	42,784
Third party management expenses	2,549	3,327	7,898	9,866
Depreciation and amortization	45,134	48,175	132,875	131,303
General and administrative expenses	7,564	7,076	25,892	22,016
Total operating expenses	100,184	102,303	303,820	294,472
Gain on sale of real estate
Net gain on disposition of real estate	8,669	—	8,813	142
Net gain on sale of undepreciated real estate	2,983	910	8,007	2,903
Total gain on sale of real estate	11,652	910	16,820	3,045
Operating income	37,037	19,025	90,116	69,862
Other income (expense):
Interest and investment income	498	4,494	1,387	7,845
Interest expense	(17,061)	(15,190)	(49,144)	(46,973)
Interest expense - amortization of deferred financing costs	(745)	(709)	(2,259)	(2,127)
Equity in loss of unconsolidated real estate ventures	(6,260)	(6,634)	(15,804)	(20,798)
Net income before income taxes	13,469	986	24,296	7,809
Income tax (provision) benefit	9	(12)	(66)	(46)
Net income	13,478	974	24,230	7,763
Net income attributable to noncontrolling interests	(37)	(7)	(59)	(42)
Net income attributable to Brandywine Realty Trust	13,441	967	24,171	7,721
Nonforfeitable dividends allocated to unvested restricted shareholders	(105)	(91)	(351)	(331)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$13,336	$876	$23,820	$7,390

Basic income per Common Share	$0.08	$0.01	$0.14	$0.04

Diluted income per Common Share	$0.08	$0.01	$0.14	$0.04

Basic weighted average shares outstanding	171,569,807	170,907,018	171,464,936	170,794,585
Diluted weighted average shares outstanding	172,152,256	172,237,194	172,435,153	172,077,950

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,478	$974	$24,230	$7,763
Comprehensive income:
Unrealized gain on derivative financial instruments	490	911	6,001	2,681
Amortization of interest rate contracts (1)	188	188	564	564
Total comprehensive income	678	1,099	6,565	3,245
Comprehensive income	14,156	2,073	30,795	11,008
Comprehensive income attributable to noncontrolling interest	(39)	(12)	(79)	(59)
Comprehensive income attributable to Brandywine Realty Trust	$14,117	$2,061	$30,716	$10,949
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared $0.19 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863
Net income							4,637			14	4,651
Other comprehensive income								1,929		6	1,935
Share-based compensation activity	191,368	16,844	2	1,915							1,917
Share Issuance from/(to) Deferred Compensation Plan					215	(215)					—
Distributions declared $0.19 per share)									(32,705)	(98)	(32,803)
BALANCE, June 30, 2022	171,575,280	1,202,385	$1,716	$3,149,146	$19,601	$(19,601)	$1,133,102	$3,849	$(2,643,999)	$7,749	$1,651,563
Net income							13,441			37	13,478
Other comprehensive income								676		2	678
Share-based compensation activity	1,100			2,094							2,094
Share Issuance from/(to) Deferred Compensation Plan	(6,573)	(22,742)		(63)							(63)
Distributions declared $0.19 per share)									(32,703)	(98)	(32,801)
BALANCE, September 30, 2022	171,569,807	1,179,643	$1,716	$3,151,177	$19,601	$(19,601)	$1,146,543	$4,525	$(2,676,702)	$7,690	$1,634,949
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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$24,230	$7,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,875	131,303
Amortization of deferred financing costs	2,259	2,127
Amortization of debt discount/(premium), net	(1,463)	(1,463)
Amortization of stock compensation costs	7,232	5,732
Straight-line rent income	(8,958)	(10,641)
Amortization of acquired above (below) market leases, net	(2,189)	(3,929)
Ground rent expense	611	712
Provision for doubtful accounts	—	940
Total gain on sale of real estate	(16,820)	(3,045)
Loss from unconsolidated real estate ventures, net of distributions	15,049	20,798
Income tax provision	66	46
Changes in assets and liabilities:
Accounts receivable	933	672
Other assets	(9,949)	(8,562)
Accounts payable and accrued expenses	3,240	3,650
Deferred income, gains and rent	(666)	914
Other liabilities	1,712	(6,298)
Net cash provided by operating activities	148,162	140,719
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	35,462	10,303
Proceeds from insurance	—	1,250
Proceeds from note receivable	—	50,000
Capital expenditures for tenant improvements	(67,782)	(30,168)
Capital expenditures for redevelopments	(74,383)	(18,705)
Capital expenditures for developments	(82,507)	(26,694)
Advances for the purchase of tenant assets, net of repayments	(447)	279
Investment in unconsolidated real estate ventures	(43,681)	(27,210)
Deposits for real estate	(7,450)	—
Capital distributions from unconsolidated real estate ventures	8,930	7,499
Leasing costs paid	(20,096)	(11,475)
Net cash used in investing activities	(255,400)	(44,921)
Cash flows from financing activities:
Proceeds from credit facility borrowings	260,000	116,000
Repayments of credit facility borrowings	(37,000)	(116,000)
Debt financing costs paid	(6,641)	—
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,941)	(1,762)
Partner contributions to consolidated real estate venture	—	2,765
Redemption of limited partnership units	(4,006)	(2,334)
Distributions paid to shareholders	(98,020)	(97,637)
Distributions to noncontrolling interest	(353)	(547)
Net cash provided by (used in) financing activities	111,039	(99,578)
Increase/(Decrease) in cash and cash equivalents and restricted cash	3,801	(3,780)
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$32,101	$43,297

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077
Cash and cash equivalents, end of period	$31,198	$42,484
Restricted cash, end of period	903	813
Cash and cash equivalents and restricted cash, end of period	$32,101	$43,297
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2022 and 2021 of $7,274 and $6,348, respectively	$47,711	$45,786
Cash paid for income taxes	902	23
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,805	32,763
Change in investment in real estate ventures as a result of deconsolidation	107,057	32,761
Change in operating real estate from deconsolidation of operating properties	(105,405)	(30,073)
Change in other assets as a result of deconsolidation of operating properties	(1,652)	(2,688)
Change in other assets as a result of investing activities	13,396	—
Change in capital expenditures financed through accounts payable at period end	(11,020)	6,653
Change in capital expenditures financed through retention payable at period end	(4,609)	(1,473)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,587,083	$3,472,602
Accumulated depreciation	(1,034,681)	(957,450)
Right of use asset - operating leases, net	19,826	20,313
Operating real estate investments, net	2,572,228	2,535,465
Construction-in-progress	227,231	277,237
Land held for development	74,272	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	2,909,307	2,955,068
Assets held for sale, net	19,534	562
Cash and cash equivalents	31,198	27,463
Accounts receivable	11,398	11,875
Accrued rent receivable, net of allowance of $4,048 and $4,133 as of September 30, 2022 and December 31, 2021, respectively	175,908	167,210
Investment in unconsolidated real estate ventures	579,457	435,506
Deferred costs, net	95,470	86,862
Intangible assets, net	20,383	28,556
Other assets	131,532	133,094
Total assets	$3,974,187	$3,846,196
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$246,000	$23,000
Unsecured term loan, net	248,144	249,608
Unsecured senior notes, net	1,580,579	1,580,978
Accounts payable and accrued expenses	125,889	150,151
Distributions payable	32,805	32,765
Deferred income, gains and rent	22,913	23,849
Intangible liabilities, net	10,723	12,981
Liabilities related to assets held for sale, net	36	—
Lease liability - operating leases	23,116	22,962
Other liabilities	49,033	48,683
Total liabilities	$2,339,238	$2,144,977
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 516,467 and 823,983 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,533	11,140
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,569,807 and 171,126,257 units issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,624,388	1,689,611
Accumulated other comprehensive income (loss)	4,199	(2,366)
Total Brandywine Operating Partnership, L.P.'s equity	1,628,587	1,687,245
Noncontrolling interest - consolidated real estate ventures	2,829	2,834
Total partners' equity	$1,631,416	$1,690,079
Total liabilities and partners' equity	$3,974,187	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rents	$117,481	$112,159	$350,279	$336,878
Third party management fees, labor reimbursement and leasing	6,872	6,500	17,904	19,778
Other	1,216	1,759	8,933	4,633
Total revenue	125,569	120,418	377,116	361,289
Operating expenses
Property operating expenses	32,624	30,304	97,283	88,503
Real estate taxes	12,313	13,421	39,872	42,784
Third party management expenses	2,549	3,327	7,898	9,866
Depreciation and amortization	45,134	48,175	132,875	131,303
General and administrative expenses	7,564	7,076	25,892	22,016
Total operating expenses	100,184	102,303	303,820	294,472
Gain on sale of real estate
Net gain on disposition of real estate	8,669	—	8,813	142
Net gain on sale of undepreciated real estate	2,983	910	8,007	2,903
Total gain on sale of real estate	11,652	910	16,820	3,045
Operating income	37,037	19,025	90,116	69,862
Other income (expense):
Interest and investment income	498	4,494	1,387	7,845
Interest expense	(17,061)	(15,190)	(49,144)	(46,973)
Interest expense - amortization of deferred financing costs	(745)	(709)	(2,259)	(2,127)
Equity in loss of unconsolidated real estate ventures	(6,260)	(6,634)	(15,804)	(20,798)
Net income before income taxes	13,469	986	24,296	7,809
Income tax (provision) benefit	9	(12)	(66)	(46)
Net income	13,478	974	24,230	7,763
Net loss attributable to noncontrolling interests - consolidated real estate ventures	1	2	5	4
Net income attributable to Brandywine Operating Partnership	13,479	976	24,235	7,767
Nonforfeitable dividends allocated to unvested restricted unitholders	(105)	(91)	(351)	(331)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$13,374	$885	$23,884	$7,436

Basic income per Common Partnership Unit	$0.08	$0.01	$0.14	$0.04

Diluted income per Common Partnership Unit	$0.08	$0.01	$0.14	$0.04

Basic weighted average common partnership units outstanding	172,086,274	171,731,001	172,019,701	171,710,387
Diluted weighted average common partnership units outstanding	172,668,723	173,061,177	172,989,918	172,993,752
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,478	$974	$24,230	$7,763
Comprehensive income:
Unrealized gain on derivative financial instruments	490	911	6,001	2,681
Amortization of interest rate contracts (1)	188	188	564	564
Total comprehensive income	678	1,099	6,565	3,245
Comprehensive income	14,156	2,073	30,795	11,008
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	1	2	5	4
Comprehensive income attributable to Brandywine Operating Partnership	$14,157	$2,075	$30,800	$11,012
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income (loss)		6,103		(2)	6,101
Other comprehensive income			3,952		3,952
Deferred compensation obligation	(19,406)	(249)			(249)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	277,061	1,655			1,655
Adjustment of redeemable partnership units to liquidation value at period end		3,704			3,704
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,711)			(32,711)
BALANCE, March 31, 2022	171,383,912	$1,664,107	$1,586	$2,832	$1,668,525
Net income (loss)		4,653		(2)	4,651
Other comprehensive income			1,935		1,935
Share-based compensation activity	191,368	1,917			1,917
Adjustment of redeemable partnership units to liquidation value at period end		2,181			2,181
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,705)			(32,705)
BALANCE, June 30, 2022	171,575,280	$1,640,153	$3,521	$2,830	$1,646,504
Net income		13,479		(1)	13,478
Other comprehensive income			678		678
Deferred compensation obligation	(6,573)	(63)			(63)
Share-based compensation activity	1,100	2,094			2,094
Adjustment of redeemable partnership units to liquidation value at period end		1,428			1,428
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,703)			(32,703)
BALANCE, September 30, 2022	171,569,807	$1,624,388	$4,199	$2,829	$1,631,416
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$24,230	$7,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	132,875	131,303
Amortization of deferred financing costs	2,259	2,127
Amortization of debt discount/(premium), net	(1,463)	(1,463)
Amortization of stock compensation costs	7,232	5,732
Straight-line rent income	(8,958)	(10,641)
Amortization of acquired above (below) market leases, net	(2,189)	(3,929)
Ground rent expense	611	712
Provision for doubtful accounts	—	940
Total gain on sale of real estate	(16,820)	(3,045)
Loss from unconsolidated real estate ventures, net of distributions	15,049	20,798
Income tax provision	66	46
Changes in assets and liabilities:
Accounts receivable	933	672
Other assets	(9,949)	(8,562)
Accounts payable and accrued expenses	3,240	3,650
Deferred income, gains and rent	(666)	914
Other liabilities	1,712	(6,298)
Net cash provided by operating activities	148,162	140,719
Cash flows from investing activities:
Acquisition of properties	(3,446)	—
Proceeds from the sale of properties	35,462	10,303
Proceeds from insurance	—	1,250
Proceeds from note receivable	—	50,000
Capital expenditures for tenant improvements	(67,782)	(30,168)
Capital expenditures for redevelopments	(74,383)	(18,705)
Capital expenditures for developments	(82,507)	(26,694)
Advances for the purchase of tenant assets, net of repayments	(447)	279
Investment in unconsolidated real estate ventures	(43,681)	(27,210)
Deposits for real estate	(7,450)	—
Capital distributions from unconsolidated real estate ventures	8,930	7,499
Leasing costs paid	(20,096)	(11,475)
Net cash used in investing activities	(255,400)	(44,921)
Cash flows from financing activities:
Proceeds from credit facility borrowings	260,000	116,000
Repayments of credit facility borrowings	(37,000)	(116,000)
Debt financing costs paid	(6,641)	—
Exercise of stock options, net	—	(63)
Shares used for employee taxes upon vesting of share awards	(2,941)	(1,762)
Partner contributions to consolidated real estate venture	—	2,765
Redemption of limited partnership units	(4,006)	(2,334)
Distributions paid to preferred and common partnership units	(98,373)	(98,184)
Net cash provided by (used in) financing activities	111,039	(99,578)
Increase/(Decrease) in cash and cash equivalents and restricted cash	3,801	(3,780)
Cash and cash equivalents and restricted cash at beginning of period	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$32,101	$43,297

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344
Restricted cash, beginning of period	837	733
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077

Cash and cash equivalents, end of period	$31,198	$42,484
Restricted cash, end of period	903	813
Cash and cash equivalents and restricted cash, end of period	$32,101	$43,297
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2022 and 2021 of $7,274 and $6,348, respectively	$47,711	$45,786
Cash paid for income taxes	902	23
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,805	32,763
Change in investment in real estate ventures as a result of deconsolidation	107,057	32,761
Change in operating real estate from deconsolidation of operating properties	(105,405)	(30,073)
Change in other assets as a result of deconsolidation of operating properties	(1,652)	(2,688)
Change in other assets as a result of investing activities	13,396	—
Change in capital expenditures financed through accounts payable at period end	(11,020)	6,653
Change in capital expenditures financed through retention payable at period end	(4,609)	(1,473)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the "Parent Company") is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the "Operating Partnership") and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2022, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the "Company."
As of September 30, 2022, the Company owned 78 properties that contained an aggregate of approximately 13.7 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of September 30, 2022:

	Number of Properties	Rentable Square Feet
Office properties	67	11,848,707
Mixed-use properties	5	942,334
Core Properties	72	12,791,041
Development property	1	144,685
Redevelopment properties	3	436,659
Recently completed - not stabilized property	1	205,803
Held for sale properties	1	86,021
The Properties	78	13,664,209
In addition to the Properties, as of September 30, 2022, the Company owned 159.9 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.1 additional acres of undeveloped land.  As of September 30, 2022, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 12.8 million square feet.
As of September 30, 2022, the Company also owned economic interests in thirteen unconsolidated real estate ventures (see Note 4, ''Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2022, the management company subsidiaries were managing properties containing an aggregate of approximately 23.1 million net rentable square feet, of which approximately 13.7 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and assumptions include, but are not limited to, common development cost estimates for the Company's contributions to development joint ventures. The common development cost estimates for development joint venture contributions are highly judgmental, covering significant future time horizons and are sensitive to cost escalation, sales price escalation and absorption, which are affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2022 and December 31, 2021, the gross carrying value of the operating properties was as follows (in thousands):

	September 30, 2022	December 31, 2021
Land	$404,849	$410,144
Building and improvements	2,743,280	2,653,492
Tenant improvements	438,954	408,966
Operating properties	$3,587,083	$3,472,602
Assets held for sale - real estate investments	21,050	—
Total	$3,608,133	$3,472,602

Acquisitions
The following table summarizes the property acquisitions during the nine months ended September 30, 2022 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
3151 Market Street (a)	April 29, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$27,349
(a)On April 29, 2022, the Company acquired, through a 99-year ground lease, the leasehold interest in a 0.8-acre land parcel, located at 3151 Market Street, in Philadelphia, Pennsylvania. The Company prepaid $19.5 million of the ground lease, representing 500,000 square feet of buildable floor to area ratio ("FAR") to be used for the development of 3151 Market Street, and paid $7.8 million for 200,000 square feet of FAR density usable pursuant to the Schuylkill Yards Project master development agreement. The additional density is included in prepaid leasehold interests in land held for development in the consolidated balance sheets. See below regarding disposition of 500,000 square feet of FAR.
Dispositions
The following table summarizes the property dispositions during the nine months ended September 30, 2022 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897
25 M Street	April 14, 2022	Washington, D.C.	Land	0.8 acres	$29,675	$3,836	(b)
Gibbsboro Portfolio	June 28, 2022	Gibbsboro, NJ	Office/Land	42,809/4.0 acres	$4,100	$831	(c)
3151 Market Street	July 14, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$30,394	$2,583	(d)
11501 Burnet Road	July 29, 2022	Austin, TX	Land	4.7 acres	$32,513	$8,312	(e)
(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)On September 30, 2022, the Company recognized $0.4 million of additional gain on disposition of real estate.
(c)Includes $0.7 million of gain on sale of undepreciated real estate and $0.1 million of gain on disposition of real estate included within the consolidated statements of operations for the nine months ended September 30, 2022.
(d)On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP, (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture ("3151 Market Street Venture"). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in "Net gain on sale of undepreciated real estate" on the consolidated statements of operations. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.
(e)On July 29, 2022, the Company contributed a 4.7 acre parcel of land held for development at 11501 Burnet Road in Austin, Texas to a newly formed joint venture with an unaffiliated third party. The project is part of the Uptown ATX master development. The Company's combined contributed initial land investment in the project was $32.5 million and the transaction resulted in the deconsolidation of the property and formation of Brandywine Uptown Office LLC and Brandywine One Uptown Multifamily LLC, (together, "One Uptown Ventures)"). The Company recorded its investment at fair value and recognized a gain of $8.3 million in "Net gain on disposition of real estate" on the consolidated statements of operations. Gain on sale of $8.3 million is calculated as the difference between the estimated relative sales value of the contributed land and the estimated total cost allocations per block. See Note 4, "Investment in Unconsolidated Real Estate Ventures," for further information.

The following is a summary of properties classified as held for sale at September 30, 2022 (in thousands):

Held for Sale Properties (a)
September 30, 2022
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$21,050
Accumulated depreciation	(1,840)
Operating real estate investments, net	19,210
Total real estate investments, net	19,210
Deferred costs, net	236
Intangible assets, net	88
Total assets held for sale, net	$19,534

LIABILITIES HELD FOR SALE
Deferred income, gains and rent	20
Intangible liabilities, net	16
Total liabilities held for sale, net	$36
(a)As of September 30, 2022, the Company determined that the sale of an office property in the Pennsylvania Suburbs segment was probable and classified the property as held for sale. The fair value less the anticipated costs of sale of the property exceeded the carrying value. The fair value of the property is based on the pricing in the agreement of sale.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2022, the Company held ownership interests in thirteen unconsolidated real estate ventures for a net aggregate investment balance of $546.9 million, which includes a negative investment balance in one unconsolidated real estate venture of $32.5 million, reflected within "Other liabilities" on the consolidated balance sheets. As of September 30, 2022, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate venture owned 7.5 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space; and one real estate venture owned a residential tower that contained 321 apartment units.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.2 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $6.2 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.7 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.9 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Net property	$1,980,666	$1,563,263
Other assets	528,294	434,687
Other liabilities	426,614	331,947
Debt, net	1,228,937	956,668
Equity (a)	853,409	709,335
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$63,800	$53,991	$181,973	$160,576
Operating expenses	(32,735)	(29,650)	(92,998)	(87,266)
Interest expense, net	(14,012)	(8,024)	(33,144)	(23,414)
Depreciation and amortization	(28,064)	(23,038)	(77,274)	(73,431)
Provision for impairment	—	(1,125)	—	(1,125)
Net loss	$(11,011)	$(7,846)	$(21,443)	$(24,660)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(6,092)	$(6,572)	$(15,531)	$(20,394)
Basis adjustments and other	(168)	(62)	(273)	(404)
Equity in loss of unconsolidated real estate ventures	$(6,260)	$(6,634)	$(15,804)	$(20,798)
One Uptown Ventures
On December 1, 2021, the Company entered into the One Uptown Ventures with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $328.4 million mixed-use project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the "office" joint venture) and 341 apartment residences and a public park (through the "multifamily" joint venture) and a six-story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $64.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. Under the terms of each of the joint venture agreements, the joint venture partner had no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. This right prevented the Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office joint venture closed on a $121.7 million construction loan which bears interest at SOFR plus 3.00% and the multifamily joint venture closed on an $85.0 million construction loan which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans mature in July 2026. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balance of the $121.7 million and $85 million construction loan, respectively. The Company subsequently recognized the formation of the joint ventures and deconsolidated the projects upon the closing of the loans.

The Company has determined that the each of the One Uptown Ventures is a variable interest entity ("VIE"). As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the One Uptown Ventures. Based upon each member's shared power over the activities of the One Uptown Ventures under the operating and related agreements, and the Company's lack of control over the development and construction phases of the project, the One Uptown Ventures are accounted for under the equity method of accounting.
3151 Market Street Venture
On July 14, 2022, the Company formed a joint venture, with an unaffiliated third party, to develop an approximately 417,000 square foot life science/office building under a long-term ground lease located at 3151 Market Street in Philadelphia, Pennsylvania. The estimated project cost is approximately $308 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $55 million of the project costs in exchange for a 45% preferred equity interest in the venture. The Company has agreed to provide a completion guaranty in connection with the development of the project.
The Company has determined that the 3151 Market Street Venture is a variable interest entity ("VIE"). As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3151 Market Street Venture. Based upon each member's shared power over the activities of the 3151 Market Street Venture under the operating and related agreements, and the Company's lack of control over the development and construction phases of the project, 3151 Market Street Venture is accounted for under the equity method of accounting.
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
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Revenue	2022	2021	2022	2021
Fixed contractual payments	$90,632	$87,498	$268,067	$259,995
Variable lease payments	24,078	21,265	73,643	67,473
Total	$114,710	$108,763	$341,710	$327,468

6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$56,520	$(36,237)	$20,283
Tenant relationship value	167	(102)	65
Above market leases acquired	331	(208)	123
	57,018	(36,547)	20,471
Assets held for sale	(805)	717	(88)
Total intangible assets, net	$56,213	$(35,830)	$20,383

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,128	$(10,389)	$10,739
Assets held for sale	(143)	127	(16)
Total intangible liabilities, net	$20,985	$(10,262)	$10,723

	December 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$72,376	$(44,066)	$28,310
Tenant relationship value	167	(97)	70
Above market leases acquired	486	(310)	176
Total intangible assets, net	$73,029	$(44,473)	$28,556

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$27,025	$(14,044)	$12,981
As of September 30, 2022, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2022 (three months remaining)	$1,970	$408
2023	6,623	1,525
2024	4,332	1,305
2025	3,154	1,029
2026	1,094	739
Thereafter	3,298	5,733
	20,471	10,739
Assets held for sale	(88)	(16)
Total	$20,383	$10,723

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$246,000	$23,000	SOFR + 1.15%	June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	2.87%	June 2027	(b)
$350.0M 3.95% Guaranteed Notes due 2023	350,000	350,000	3.87%	February 2023
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	2,074,610	1,851,610
Plus: original issue premium (discount), net	6,724	8,187
Less: deferred financing costs	(6,611)	(6,211)
Total unsecured indebtedness	$2,074,723	$1,853,586
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On June 30, 2022, the Company executed the 2022 Credit Agreement (as defined below), that provides for, among other things, the Term Loan (as defined below), which replaced the Company's $250.0 million term loan that had been scheduled to mature on October 22, 2022. As of September 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for the Term Loan was 120.0 basis points, plus a daily SOFR adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan had a fixed interest rate of 2.87% until October 8, 2022.
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
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points: and the Term Loan and borrowings under an Incremental Facility bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon the unsecured senior debt rating of the Operating Partnership or the absence of such a rating. The Company also pays a quarterly facility fee on the total commitments under the Revolving Credit Facility. As of September 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for SOFR revolving loans under the Revolving Credit Facility was 105 basis points (excluding the applicable facility fee rate of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily SOFR adjustment of 10 basis points.
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
During the nine months ended September 30, 2022, the weighted-average interest rate on unsecured credit facility borrowings was 2.41% resulting in $3.2 million of interest expense. As of September 30, 2022, the Company had $349.7 million of available borrowings under its unsecured credit facility, net of $4.3 million in letters of credit outstanding.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of September 30, 2022. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of September 30, 2022, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2022 (three months remaining)	$—
2023	350,000
2024	350,000
2025	—
2026	246,000
Thereafter	1,128,610
Total principal payments	2,074,610
Net unamortized premiums/(discounts)	6,724
Net deferred financing costs	(6,611)
Outstanding indebtedness	$2,074,723
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2022 and December 31, 2021, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2022 and December 31, 2021 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,501,969	$1,408,710	$1,502,368	$1,588,780
Variable rate debt	$572,754	$573,521	$351,218	$344,754
Notes receivable	$44,430	$43,993	$44,430	$45,230

(a)Net of deferred financing costs of $4.8 million and $5.8 million for unsecured notes payable and $1.9 million and $0.4 million for variable rate debt as of September 30, 2022 and December 31, 2021.
The Company used quoted market prices as of September 30, 2022 and December 31, 2021 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since September 30, 2022. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2022	12/31/2021				9/30/2022	12/31/2021
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	1.617%	October 8, 2015	October 8, 2022	$74	$(2,461)
				$250,000	$250,000
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
Operating Partnership
During the nine months ended September 30, 2022, 307,516 Class A units of limited partnership interest held by unaffiliated third parties were redeemed for a total cash payment of $4.0 million.
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $4.9 million and $8.2 million as of September 30, 2022 and December 31, 2021, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests

(based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $3.5 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively.
11. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$13,478	$13,478	$974	$974
Net income attributable to noncontrolling interests	(37)	(37)	(7)	(7)
Nonforfeitable dividends allocated to unvested restricted shareholders	(105)	(105)	(91)	(91)
Net income attributable to common shareholders	$13,336	$13,336	$876	$876
Denominator
Weighted-average shares outstanding	171,569,807	171,569,807	170,907,018	170,907,018
Contingent securities/Share based compensation	—	582,449	—	1,330,176
Weighted-average shares outstanding	171,569,807	172,152,256	170,907,018	172,237,194
Earnings per Common Share:
Net income attributable to common shareholders	$0.08	$0.08	$0.01	$0.01

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$24,230	$24,230	$7,763	$7,763
Net income attributable to noncontrolling interests	(59)	(59)	(42)	(42)
Nonforfeitable dividends allocated to unvested restricted shareholders	(351)	(351)	(331)	(331)
Net income attributable to common shareholders	$23,820	$23,820	$7,390	$7,390
Denominator
Weighted-average shares outstanding	171,464,936	171,464,936	170,794,585	170,794,585
Contingent securities/Share based compensation	—	970,217	—	1,283,365
Weighted-average shares outstanding	171,464,936	172,435,153	170,794,585	172,077,950
Earnings per Common Share:
Net income attributable to common shareholders	$0.14	$0.14	$0.04	$0.04
Redeemable common limited partnership units totaling 516,467 at September 30, 2022 and 823,983 at September 30, 2021, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2022 and 2021, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common Shares
On September 13, 2022, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on October 20, 2022 to shareholders of record as of October 6, 2022.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the nine months ended September 30, 2022 and September 30, 2021, the Company did not repurchase any common shares.

12. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$13,478	$13,478	$974	$974
Net loss attributable to noncontrolling interests	1	1	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(105)	(105)	(91)	(91)
Net income attributable to common unitholders	$13,374	$13,374	$885	$885
Denominator
Weighted-average units outstanding	172,086,274	172,086,274	171,731,001	171,731,001
Contingent securities/Share based compensation	—	582,449	—	1,330,176
Total weighted-average units outstanding	172,086,274	172,668,723	171,731,001	173,061,177
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.08	$0.08	$0.01	$0.01

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
Numerator
Net income	$24,230	$24,230	$7,763	$7,763
Net loss attributable to noncontrolling interests	5	5	4	4
Nonforfeitable dividends allocated to unvested restricted unitholders	(351)	(351)	(331)	(331)
Net income attributable to common unitholders	$23,884	$23,884	$7,436	$7,436
Denominator
Weighted-average units outstanding	172,019,701	172,019,701	171,710,387	171,710,387
Contingent securities/Share based compensation	—	970,217	—	1,283,365
Total weighted-average units outstanding	172,019,701	172,989,918	171,710,387	172,993,752
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.14	$0.14	$0.04	$0.04
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and nine months ended September 30, 2022 and 2021, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company's executives and other employees under the Parent Company's shareholder-approved long-term incentive plan.
Common Partnership Units
On September 13, 2022, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on October 20, 2022 to unitholders of record as of October 6, 2022.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the nine months ended September 30, 2022 and September 30, 2021, the Company did not repurchase any units.
13. SEGMENT INFORMATION
As of September 30, 2022, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District ("Philadelphia CBD"), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company's reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2022	December 31, 2021
Philadelphia CBD	$1,515,324	$1,460,510
Pennsylvania Suburbs	852,658	866,223
Austin, Texas	843,213	778,145
Metropolitan Washington, D.C.	289,904	280,921
Other	85,984	86,803
	$3,587,083	$3,472,602
Assets held for sale (a)	21,050	—
Operating Properties	$3,608,133	$3,472,602

Corporate
Right of use asset - operating leases, net	$19,826	$20,313
Construction-in-progress	$227,231	$277,237
Land held for development	$74,272	$114,604
Prepaid leasehold interests in land held for development, net	$35,576	$27,762
Net operating income:

	Three Months Ended September 30,
	2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,105	$(20,080)	$36,025	$51,587	$(18,823)	$32,764
Pennsylvania Suburbs	32,709	(11,022)	21,687	31,327	(10,154)	21,173
Austin, Texas	22,509	(8,597)	13,912	24,813	(9,580)	15,233
Metropolitan Washington, D.C.	5,360	(3,030)	2,330	5,224	(3,806)	1,418
Other	3,514	(2,059)	1,455	3,638	(2,534)	1,104
Corporate	5,372	(2,698)	2,674	3,829	(2,155)	1,674
Operating properties	$125,569	$(47,486)	$78,083	$120,418	$(47,052)	$73,366

	Nine Months Ended September 30,
	2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$165,002	$(60,361)	$104,641	$154,259	$(54,493)	99,766
Pennsylvania Suburbs	95,849	(31,438)	64,411	93,361	(30,625)	62,736
Austin, Texas	71,345	(29,328)	42,017	76,501	(29,262)	47,239
Metropolitan Washington, D.C.	16,041	(9,574)	6,467	14,711	(11,907)	2,804
Other	11,037	(6,411)	4,626	10,513	(7,344)	3,169
Corporate	17,842	(7,941)	9,901	11,944	(7,522)	4,422
Operating properties	$377,116	$(145,053)	$232,063	$361,289	$(141,153)	$220,136
(a)Includes property operating expenses, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2022	December 31, 2021	2022	2021	2022	2021
Philadelphia CBD	$397,973	$317,959	$(3,452)	$(3,602)	$(8,798)	$(12,542)
Metropolitan Washington, D.C.	85,206	85,867	(706)	(1,173)	(1,273)	(2,368)
Mid-Atlantic Office JV	31,229	31,680	(83)	310	234	634
MAP Venture	(32,522)	(24,396)	(2,019)	(2,169)	(5,967)	(6,522)
Austin, Texas	65,049	—	—	—	—	—
Total	$546,935	$411,110	$(6,260)	$(6,634)	$(15,804)	$(20,798)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,478	$974	$24,230	$7,763
Plus:
Interest expense	17,061	15,190	49,144	46,973
Interest expense - amortization of deferred financing costs	745	709	2,259	2,127
Depreciation and amortization	45,134	48,175	132,875	131,303
General and administrative expenses	7,564	7,076	25,892	22,016
Equity in loss of unconsolidated real estate ventures	6,260	6,634	15,804	20,798
Less:
Interest and investment income	498	4,494	1,387	7,845
Income tax (provision) benefit	9	(12)	(66)	(46)
Net gain on disposition of real estate	8,669	—	8,813	142
Net gain on sale of undepreciated real estate	2,983	910	8,007	2,903
Consolidated net operating income	$78,083	$73,366	$232,063	$220,136
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
Debt Guarantees
As of September 30, 2022, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,234.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs.  In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. The Company has also provided cost overrun and completion guarantees, as well as customary environmental indemnities, in favor of the joint venture partners, for the One Uptown Ventures. See also Note 4, ''Investment in Unconsolidated Real Estate Ventures,” for information on the guarantees in favor of the lenders on the construction loans for the One Uptown Ventures.
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

In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the year ended December 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million and recorded an estimated $7.2 million of restoration costs, of which $1.9 million is included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. The Company also sustained a business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the year ended December 31, 2021, the Company received $15.3 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $3.0 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the year ended December 31, 2021 is included in other income on the consolidated statement of operations. During the nine months ended September 30, 2022, the Company recognized a $0.8 million reduction of the previously estimated restoration costs and also received $2.4 million of additional insurance proceeds. The reduction of the restoration costs and additional insurance proceeds are included in other income on the consolidated statement of operations.
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2022, had $6.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of September 30, 2022, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $7.2 million has been contributed by the Company as of September 30, 2022.
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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2022, we owned and managed properties within five segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, inflation, and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, construction loans, pension funds, life insurance companies and through commercial mortgage-backed securities. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,791,041	12,949,078	12,791,041	12,949,078
Occupancy percentage (end of period)	90.8%	90.3%	90.8%	90.3%
Average occupancy percentage	90.7%	90.2%	89.7%	90.0%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	90.4%	57.2%	69.0%	55.3%
New leases and expansions commenced (square feet)	370,698	214,687	730,392	400,162
Leases renewed (square feet)	241,413	140,091	760,871	402,768
Net absorption (square feet)	176,497	(20,560)	(48,476)	(165,888)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	26.3%	15.3%	25.1%	24.6%
Renewal rental rates	7.2%	15.7%	15.0%	13.1%
Combined rental rates	16.5%	15.5%	18.5%	17.6%
Weighted average lease term for leases commenced (years)	7.9	6.5	8.1	6.8
Capital Costs Committed (5):
Leasing commissions (per square foot)	$5.90	$7.94	$9.89	$9.33
Tenant Improvements (per square foot)	$23.38	$6.95	$31.57	$20.10
Total capital per square foot per lease year	$3.86	$2.63	$4.25	$3.39
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 0.9% of our aggregate final annualized base rents as of September 30, 2022 (representing approximately 1.7% of the net rentable square feet of the properties) are scheduled to expire without penalty in the remainder of 2022. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $4.0 million or 2.1% of our accrued rent receivable balance as of September 30, 2022 compared to $4.1 million or 2.4% of our accrued rent receivable balance as of December 31, 2021.
If economic conditions deteriorate, including as a result of the ongoing COVID-19 pandemic and the current inflationary environment, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, unexpected environmental and other hazards, and effects from general economic conditions such as supply chain disruptions, inflation, and rising interest rates.
As of September 30, 2022 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing		Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022	Redevelopment	168,294	$82,854	$—		$62,479
2340 Dulles Corner Boulevard (b)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$—		$70,582
155 King of Prussia Road	Radnor, PA	Q2 2024	Development	144,685	$80,000	$48,000	(c)	$13,712
(a)Total project costs include $20.6 million of existing property basis.
(b)Total project costs include $58.0 million of existing property basis.
(c)Debt financing amount represents an estimate at 60% Loan-to-Value ratio.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.
As of September 30, 2022 the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (b)	Development	205,803	$122,000	$104,933
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. The project includes 520 parking spaces. Recently Completed Not Stabilized properties are recorded on our consolidated balance sheet in land, buildings and tenant improvements and deferred leasing costs, not construction-in-progress. Stabilization is expected during the first quarter of 2023.
(b)The parking garage and occupied portions of the office building were placed into service during 2021.
As of September 30, 2022 the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q3 2023	(a)	$287,272	$115,805	$186,727		$—	$—
3151 Market Street (55%)	Philadelphia, PA	Q2 2024	441,000	$307,586	$56,225	$184,552	(b)	$11,444	$55,365
One Uptown - Office (50%)	Austin, TX	Q3 2023	362,679	$191,616	$69,966	$121,650		$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$35,953	$85,000		$—	$23,076

(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 SF of life science/innovation office, 219,000 SF of residential (326 units), and 9,000 SF of retail.
(b)Debt financing amount represents an estimate at 60% Loan-to-Value ratio.
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
Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2021 other than the following:
Common Development Cost Estimates for Contributions to Development Joint Ventures
When land is contributed to a development joint venture, estimated common development costs include actual costs incurred and estimates of future common development costs benefiting the property sold. When land is sold, common development costs, if they cannot be specifically identified, are allocated to each sold parcel based upon its relative sales value. For purposes of allocating common development costs, estimates of future sales proceeds and common development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining land parcels available for sale. The common development cost estimates for development joint ventures are highly judgmental as they are sensitive to cost escalation, sales price escalation and pace of absorption, which are subject to judgment and are affected by expectations about future market or economic conditions. Changes in the assumptions used to estimate future common development costs could result in a significant impact on the amounts recorded as net gain on disposition of real estate or net gain on sale of undepreciated real estate.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2022 and September 30, 2021
The following comparison for the three months ended September 30, 2022 to the three months ended September 30, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 71 properties containing an aggregate of approximately 12.7 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended September 30, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2021 and owned and consolidated through September 30, 2022, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended September 30, 2022 and 2021,
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to July 1, 2021,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"Q3 2021 through Q3 2022 Dispositions," which represents three properties disposed of from July 1, 2021 through September 30, 2022.

Comparison of three months ended September 30, 2022 to the three months ended September 30, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$110.2	$106.6	$3.6	3.4%	$2.4	$0.4	$0.2	$0.1	$4.7	$5.1	$117.5	$112.2	$5.3	4.7%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.9	6.5	6.9	6.5	0.4	6.2%
Other	0.2	0.3	(0.1)	(33.3)%	—	—	0.1	—	0.9	1.5	1.2	1.8	(0.6)	(33.3)%
Total revenue	110.4	106.9	3.5	3.3%	2.4	0.4	0.3	0.1	12.5	13.1	125.6	120.5	5.1	4.2%
Property operating expenses	29.7	27.6	2.1	7.6%	0.6	0.3	—	(0.2)	2.3	2.6	32.6	30.3	2.3	7.6%
Real estate taxes	11.3	12.8	(1.5)	(11.7)%	0.6	(0.2)	0.1	0.3	0.3	0.5	12.3	13.4	(1.1)	(8.2)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.5	3.3	2.5	3.3	(0.8)	(24.2)%
Net operating income	69.4	66.5	2.9	4.4%	1.2	0.3	0.2	—	7.4	6.7	78.2	73.5	4.7	6.4%
Depreciation and amortization	40.1	44.5	(4.4)	(9.9)%	1.3	0.2	0.1	—	3.7	3.6	45.2	48.3	(3.1)	(6.4)%
General & administrative expenses	—	—	—	—%	—	—	—	—	7.6	7.1	7.6	7.1	0.5	7.0%
Net gain on disposition of real estate											(8.7)	—	(8.7)	—%
Net gain on sale of undepreciated real estate											(3.0)	(0.9)	(2.1)	233.3%
Operating income (loss)	$29.3	$22.0	$7.3	33.2%	$(0.1)	$0.1	$0.1	$—	$(3.9)	$(4.0)	$37.1	$19.0	$18.1	95.3%
Number of properties	71	71			2		4				78
Square feet	12.7	12.7			0.3		0.6				14.0
Core Occupancy % (b)	90.7%	90.2%			49.2%
Other Income (Expense):
Interest and investment income											0.5	4.5	(4.0)	(88.9)%
Interest expense											(17.1)	(15.2)	(1.9)	12.5%
Interest expense — Deferred financing costs											(0.7)	(0.7)	—	—%
Equity in loss of unconsolidated real estate ventures											(6.3)	(6.6)	0.3	(4.5)%
Net income											$13.5	$1.0	$12.5	1250.0%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.08	$0.01	$0.07	700.0%

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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$2.0 million increase related to our Recently Completed/Acquired Properties;
•$1.3 million increase at a property in our Metropolitan, Washington D.C. segment due to an increase in occupancy;
•$0.9 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$0.5 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of the following:
•$0.4 million increase at the residential, hotel, and restaurant components of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions; and
•$0.3 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
The remaining increase of $1.6 million is primarily related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased usage of our properties partially due to the lifting of COVID-19 pandemic restrictions and associated repairs and maintenance, higher energy rates across properties in our Philadelphia CBD segment and Pennsylvania Suburbs segment, as well as increased property-related employee compensation expenses.

Real Estate Taxes
Real estate taxes decreased primarily due to a $1.2 million decrease across properties in our Austin, Texas segment as a result of tax reassessments.
Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of a $2.9 million decrease related to accelerated depreciation as a result of early lease terminations at certain properties in our Same Store Portfolio during the third quarter of 2021.
Net Gain on Disposition of Real Estate
The net gain on disposition of real estate of $8.7 million recognized during the three months ended September 30, 2022 is primarily related to the gain of $8.3 million due to the formation of the One Uptown Ventures, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Net Gain on Sale of Undepreciated Real Estate
The net gain on sale of undepreciated real estate of $3.0 million recognized during the three months ended September 30, 2022 is related to the $2.6 million gain due to formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value as well as additional gain of $0.4 million recognized during the three months ended September 30, 2022 related to the sale of a parcel of land in our Metropolitan Washington, D.C. segment during the second quarter of 2022.
The net gain on sale of undepreciated real estate of $0.9 million recognized during the three months ended September 30, 2021 is related to our sale of three parcels of land in our Other segment.
Interest and Investment Income
Interest and investment income decreased primarily as a result of a $4.0 million decrease related to our preferred equity investment in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021. Of the $4.0 million decrease, $2.8 million was related to receiving our accelerated minimum return and exit fees paid in cash on the redemption date.
Interest Expense
Interest expense increased primarily due to an increase of $1.8 million in interest expense on our line of credit due to an increase in borrowings and an increase in the weighted average interest rate during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021
The following comparison for the nine months ended September 30, 2022 to the nine months ended September 30, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 71 properties containing an aggregate of approximately 12.7 million net rentable square feet, and represents properties that we owned and consolidated for the nine-month periods ended September 30, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2021 and owned and consolidated through September 30, 2022 excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the nine months ended September 30, 2022 and 2021,
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2021,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"YTD 2021 and 2022 Dispositions," which represents three properties disposed of from January 1, 2021 through September 30, 2022.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$327.9	$323.4	$4.5	1.4%	$7.0	$0.4	$0.6	$0.3	$14.8	$12.8	$350.3	$336.9	$13.4	4.0%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	17.9	19.8	17.9	19.8	(1.9)	(9.6)%
Other	0.8	0.8	—	—%	0.1	—	0.1	—	7.9	3.8	8.9	4.6	4.3	93.5%
Total revenue	328.7	324.2	4.5	1.4%	7.1	0.4	0.7	0.3	40.6	36.4	377.1	361.3	15.8	4.4%
Property operating expenses	86.9	82.4	4.5	5.5%	1.4	(0.7)	—	(0.4)	9.0	7.2	97.3	88.5	8.8	9.9%
Real estate taxes	37.3	39.0	(1.7)	(4.4)%	1.1	0.9	0.2	1.1	1.3	1.8	39.9	42.8	(2.9)	(6.8)%
Third party management expenses	—	—	—	—%	—	—	—	—	7.9	9.9	7.9	9.9	(2.0)	(20.2)%
Net operating income	204.5	202.8	1.7	0.8%	4.6	0.2	0.5	(0.4)	22.4	17.5	232.0	220.1	11.9	5.4%
Depreciation and amortization	118.4	120.8	(2.4)	(2.0)%	3.4	0.2	0.2	0.4	10.8	9.8	132.8	131.2	1.6	1.2%
General & administrative expenses	—	—	—	—%	—	—	—	—	25.9	22.0	25.9	22.0	3.9	17.7%
Net gain on disposition of real estate											(8.8)	(0.1)	(8.7)	8700.0%
Net gain on sale of undepreciated real estate											(8.0)	(2.9)	(5.1)	175.9%
Operating income (loss)	$86.1	$82.0	$4.1	5.0%	$1.2	$—	$0.3	$(0.8)	$(14.3)	$(14.3)	$90.1	$69.9	$20.2	28.9%
Number of properties	71	71			2		4				78
Square feet	12.7	12.7			0.3		0.6				14.0
Core Occupancy % (b)	90.7%	90.2%			49.2%
Other Income (Expense):
Interest and investment income											1.4	7.8	(6.4)	(82.1)%
Interest expense											(49.1)	(47.0)	(2.1)	4.5%
Interest expense — Deferred financing costs											(2.3)	(2.1)	(0.2)	9.5%
Equity in loss of unconsolidated real estate ventures											(15.8)	(20.8)	5.0	(24.0)%
Income tax provision											(0.1)	—	(0.1)	—%
Net income											$24.2	$7.8	$16.4	210.3%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.14	$0.04	$0.10	250.0%
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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$6.6 million increase related to our Recently Completed/Acquired Properties;
•$3.5 million increase at a property in our Metropolitan, Washington D.C. segment due to an increase in occupancy;
•$2.5 million increase related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher occupancy partially due to the lifting of COVID-19 pandemic restrictions; and
•$2.4 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
These increases were partially offset by a decrease of $1.2 million related to a property had been vacated and taken out of service in our Austin, Texas segment during the first quarter of 2021.
Third party management fees, labor reimbursement, and leasing income increased primarily due to a $1.6 million decrease related to a third party management contract terminated in the fourth quarter of 2021, a $1.5 million decrease in fees earned from our MAP Venture primarily related to decreases in leasing commissions and construction management fees, and $0.6 million decrease as a result of the sale of the final property at our Allstate Venture during the fourth quarter of 2021. These decreases were partially offset by a $1.6 million increase related to development fees earned on our One Uptown Ventures and 3151 Market Street Venture during the third quarter of 2022.

Other income increased primarily as a result of the following:
•$3.4 million in excess insurance proceeds received during the nine months ended September 30, 2022 offset by $0.7 million received during the nine months ended September 30, 2021 related to a property in our Austin, Texas segment; and
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of the following:
•$2.1 million increase related to our Recently Completed/Acquired Properties;
•$1.7 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$0.9 million increase at the restaurant component of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions.
The remaining increase of $4.1 million is related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased usage of properties partially due to the lifting of COVID-19 pandemic restrictions and associated repairs and maintenance, higher energy rates across properties in our Philadelphia CBD segment and Pennsylvania Suburbs segment, as well as increased property-related employee compensation expenses.
Real Estate Taxes
Real estate taxes decreased primarily due to a $1.4 million decrease across properties in our Austin, Texas segment and $0.7 million decrease across our Pennsylvania Suburbs segment as a result of tax reassessments.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$4.1 million increase in depreciation expense due to the reassessment of the estimated useful life of seven properties in our Austin, Texas segment pursuant to future demolition plans as part of our Broadmoor master development plan beginning in the second quarter of 2021; and
•$1.8 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
These increases are partially offset by a $2.7 million decrease related to accelerated depreciation as a result of early lease terminations at certain properties in our Same Store Portfolio during the nine months ended September 30, 2021 as well as a $1.3 million decrease related to the residential and hotel components at the FMC Tower in our Philadelphia CBD segment due to $8.1 million in furniture, fixtures, and equipment that were fully depreciated during the fourth quarter of 2021 and nine months ended September 30, 2022.
General and Administrative
General and administrative expenses increased primarily as a result of a $2.4 million recovery of previously expensed legal fees incurred in pursuit of a settlement that was received in the first quarter of 2021. In addition, $1.4 million of the increase is related to increased non-cash compensation expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Net Gain on Disposition of Real Estate
The net gain on disposition of real estate of $8.8 million recognized during the nine months ended September 30, 2022 is primarily related to the gain of $8.3 million due to the formation of the One Uptown Ventures, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Net Gain on Sale of Undepreciated Real Estate
The gain of $8.0 million recognized during the nine months ended September 30, 2022 is due to the following:
•$3.8 million related to the sale of a parcel of land in our Metropolitan Washington, D.C. segment;
•$2.6 million related to the formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value;
•$0.9 million related to the sale of a parcel of land in our Other segment; and
•$0.7 million related to the sale of a portfolio of five parcels of land and three operating properties in our Other segment.

The gain of $2.9 million recognized during the nine months ended September 30, 2021 is due to the following:
•$2.0 million related to the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value; and
•$0.9 million related to the sale of three parcels of land in our Other segment.
Interest and Investment Income
Interest and investment income decreased by $6.4 million primarily as a result of a $6.5 million decrease related to our preferred equity investment in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas, which closed on December 31, 2020 and was redeemed prior to maturity on September 3, 2021. Of the $6.5 million decrease, $2.8 million was related to receiving our accelerated minimum return and exit fees paid in cash on the redemption date.
Interest Expense
Interest expense increased primarily due to an increase of $2.9 million in interest expense on our line of credit due to an increase in borrowings and an increase in the weighted average interest rate during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Equity in Loss of Unconsolidated Real Estate Ventures
Equity in loss of unconsolidated real estate ventures increased primarily due to the following:
•$3.3 million decrease associated with our Commerce Square Venture primarily due to a decrease in the amortization of in-place lease intangibles during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021;
•$0.8 million decrease associated with our 1919 Market Venture;
•$0.7 million decrease associated with our Brandywine - AI Venture; and
•$0.6 million decrease associated with our 4040 Wilson Venture.

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

As of September 30, 2022, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2022 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of September 30, 2022 we were in compliance with all of our debt covenants and requirement obligations.
On June 30, 2022, we executed the 2022 Credit Agreement, which, among other things, provides for the Revolving Credit Facility and Term Loan. As of September 30, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for revolving loans under the Revolving Credit Facility was 105.0 basis points (excluding the applicable facility fee of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily SOFR adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan had a fixed interest rate of 2.87% until October 8, 2022. See Note 7, ''Debt Obligations," for further information.

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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of September 30, 2022, amounted to $2,074.6 million. We did not have any secured debt obligations on our wholly-owned portfolio as of September 30, 2022.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the nine months ended September 30, 2022, we closed on the sale of three parcels of land for net cash proceeds of $38.8 million as well as a portfolio of 3 office properties and 5 parcels of land in Gibbsboro, New Jersey for net cash proceeds of $4.0 million. In addition, we contributed our investment in a 99-year prepaid leasehold interest in a 0.8 acre land parcel held for development to the 3151 Market Street Venture and 4.7 acres of land held for development to the One Uptown Ventures
As of September 30, 2022, we had $31.2 million of cash and cash equivalents and $349.7 million of available borrowings under our unsecured credit facility, net of $4.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2022 will be to fund our current development and redevelopment projects.

Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2022 and December 31, 2021, we maintained cash and cash equivalents and restricted cash of $32.1 million and $28.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2022	2021	(Decrease) Increase
Operating	$148,162	$140,719	$7,443
Investing	(255,400)	(44,921)	(210,479)
Financing	111,039	(99,578)	210,617
Net cash flows	$3,801	$(3,780)	$7,581
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The increase in operating cash flows is primarily due to higher net operating income compared to this time last year.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(3,446)
Capital expenditures and capitalized interest	(149,105)
Capital improvements/acquisition deposits/leasing costs	(16,797)
Joint venture investments	(16,471)
Proceeds from note receivable	(50,000)
Proceeds from the sale of properties	25,159
Capital distributions from unconsolidated real estate ventures	1,431
Other investing activities	(1,250)
Increase in net cash used in investing activities	$(210,479)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$144,000
Repayments of debt obligations	79,000
Redemption of limited partnership units	(1,672)
Dividends and distributions paid	(189)
Debt financing costs paid	(6,641)
Other financing activities	(3,881)
Increase in net cash provided by financing activities	$210,617

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,750,000	$1,750,000
Variable rate - unhedged	324,610	101,610
Total	$2,074,610	$1,851,610
Percent of Total Debt:
Fixed rate	84.4%	94.5%
Variable rate - unhedged	15.6%	5.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	3.8%	3.8%
Variable rate - unhedged	4.1%	1.3%
Total	3.9%	3.7%
Weighted-average maturity in years:
Fixed rate	4.0	4.0
Variable rate - unhedged	6.0	10.6
Total	4.3	4.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2022 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2022 (three months remaining)	$—	—%
2023	350,000	3.87%
2024	350,000	3.78%
2025	—	—%
2026	246,000	4.14%
2027	700,000	3.61%
2028	—	—%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
Thereafter	78,610	3.85%
Totals	$2,074,610	3.87%
We anticipate refinancing our $350 million 3.95% Guaranteed Notes prior to the February 2023 maturity with similar guaranteed notes that will likely have a term between five and ten years or with a combination of secured financing and unsecured financing in the form of a term loan and asset sales. In the current interest rate environment, we anticipate any new financing arrangement will have an effective interest rate that is above the current effective interest rate.
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2022.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the 2022 Credit Agreement, the indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, ''Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the third quarter of 2022.
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
There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended September 30, 2022.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$13,374	$885	$23,884	$7,436
Add (deduct):
Amount allocated to unvested restricted unitholders	105	91	351	331
Net gain on disposition of real estate	(8,669)	—	(8,813)	(142)
Company's share of impairment of an unconsolidated real estate venture	—	562	—	562
Depreciation and amortization:
Real property	38,095	39,824	110,888	105,652
Leasing costs including acquired intangibles	6,244	7,801	19,835	24,035
Company’s share of unconsolidated real estate ventures	12,804	12,078	37,002	39,869
Partners’ share of consolidated real estate ventures	(4)	(5)	(14)	(15)
Funds from operations	$61,949	$61,236	$183,133	$177,728
Funds from operations allocable to unvested restricted shareholders	(198)	(175)	(590)	(538)
Funds from operations available to common share and unit holders (FFO)	$61,751	$61,061	$182,543	$177,190
Weighted-average shares/units outstanding — basic (a)	172,086,274	171,731,001	172,019,701	171,710,387
Weighted-average shares/units outstanding — fully diluted (a)	172,668,723	173,061,177	172,989,918	172,993,752
(a)Includes common shares and partnership units outstanding through the three and nine months ended September 30, 2022 and 2021, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2022, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding balance of $246.0 million and (iv) an unsecured term loan with an outstanding principal balance of $250.0 million. The unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of September 30, 2022, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,408.7 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.1 million at September 30, 2022.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $574.6 million as of September 30, 2022. The total fair value of our variable rate debt was approximately $573.5 million at September 30, 2022. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $26.1 million at September 30, 2022. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $27.8 million at September 30, 2022.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of September 30, 2022 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended September 30, 2022. As of September 30, 2022, $82.9 million remained available for repurchases under our share repurchase program.
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 28, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 28, 2022	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2022	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)