Form 10-K
period 2022-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2023-02-21
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
As of June 30, 2022, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $1,608,700,263 based upon the last reported sale price of $9.64 per share on the New York Stock Exchange on June 30, 2022. An aggregate of 171,727,703 Common Shares of Beneficial Interest was outstanding as of February 14, 2023.
As of June 30, 2022, the aggregate market value of the 516,467 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $4,978,742 based upon the last reported sale price of $9.64 per share on the New York Stock Exchange on June 30, 2022 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2023 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2022, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office, life science/lab, residential, and mixed-use properties. During the twelve months ended December 31, 2022, we owned and managed properties within five markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C., and Southern Maryland. The Other segment includes properties in Camden County in New Jersey and properties in New Castle County in Delaware. In addition to the five markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1 “Organization of the Parent Company and the Operating Partnership,” to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
The Parent Company was organized and commenced its operations in 1986 as a Maryland REIT. The Parent Company owns its assets and conducts its operations through the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership was formed in 1996 as a Delaware limited partnership. The Parent Company controls the Operating Partnership as its sole general partner. See Note 1 “Organization of the Parent Company and the Operating Partnership,” to our Consolidated Financial Statements for the Parent Company's ownership interest in the Operating Partnership. The ownership interests in the Operating Partnership not owned by the Company consist of common units of limited partnership issued to the holders in exchange for contributions of properties to the Operating Partnership. Our structure as an “UPREIT” is designed, in part, to permit persons contributing properties to us to defer some or all of the tax liability they might otherwise incur in a sale of properties. We have offices in Philadelphia, Pennsylvania; Radnor, Pennsylvania; McLean, Virginia; Mount Laurel, New Jersey; Richmond, Virginia; Wilmington, Delaware; and Austin, Texas.
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
Business Segments
See Note 19 “Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2022, 2021, and 2020 and balance sheet amounts as of December 31, 2022 and 2021.
Joint Ventures
From time to time we consider joint venture opportunities with institutional investors or other real estate companies. Joint venture partnerships provide us with additional sources of capital to share investment risk and fund capital requirements. In some instances, joint venture partnerships provide us with additional local market insight or product type expertise. For information regarding our joint ventures, see Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements.

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
•to opportunistically acquire high-quality office, life science/lab, residential, and mixed-use properties at attractive yields in markets that we expect will experience economic growth and where we can achieve operating efficiencies;
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
•to strategically grow our portfolio through the development and acquisition of new product types that support our strategy of transit-oriented and amenity based mixed-use properties located in the central business district of Philadelphia, Pennsylvania; Pennsylvania Suburbs; and Austin, Texas; and
•to secure third-party development contracts, which can be a significant source of revenue and enable us to utilize and grow our existing development and construction management resources.
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
In order to fund developments, redevelopments and acquisitions, as well as refurbish and improve existing properties, we primarily use proceeds from property dispositions, excess cash from operations after satisfying our dividend and other financing requirements, and external sources of debt and equity capital, including from joint venture partners. The availability of funds for new investments and maintenance of existing properties largely depends on capital markets and liquidity factors over which we can exert little control.
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
Information Security
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The Audit Committee of our Board (the “Audit Committee”) and senior management receive and review quarterly reports on cybersecurity matters from our Chief Technology and Innovation Officer, including reports on documented incidents or violations of our IT and security policies. Documented incidents or violations are discussed, and managers are notified for the appropriate follow-up with our human resources department or the employees involved in such incidents or violations, as needed. Although we have not experienced a data or other cybersecurity breach in the past three years that resulted in a financial loss, our Board and the Audit Committee regularly evaluate our existing information technology and security policies and controls to address new and novel threats posed to the Company. We have implemented a training program for employees that includes both proactive education modules, as well as reactive anti-phishing and testing modules designed to test the end-user’s ability to put what they have learned into practice.
Human Capital Resources
As of December 31, 2022, we had approximately 328 full-time employees and six part-time employees, one intern and one temporary employee. We seek to maintain a challenging, enriching, respectful, diverse, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We maintain policies and programs that we believe reflect our continued commitment to our employees, including:
•a competitive compensation program and benefits package.
•operational protocols which prioritize employee health, safety and well-being.
•promotion of diversity and inclusion in our hiring practices.
◦In 2022, approximately 50% of all new hires were females and approximately 38% of all new hires were ethnic minorities.
•training and career development opportunities and a tuition reimbursement program.
•regular assessment of the engagement, satisfaction and retention of our employees.
•programs such as internally organized affinity groups which are intended to foster an atmosphere of collaboration and inclusion.

Environmental, Social, and Corporate Governance
Brandywine is committed to implementing and maintaining environmental, social, and governance (“ESG”) standards while driving value through continual improvement of our operations, portfolio performance, and community impact. Our reduction targets for energy, greenhouse gas emissions and water are focused to reduce consumption 15% by 2025 over our 2018 baseline.
In 2022, we extended our industry-leading ISS Governance Quality Score of 1, representing the highest possible score and indicating the lowest shareholder risk. We continued to maintain an A rating from MSCI ESG Research and received our seventh annual Global Real Estate Sustainability Benchmark (“GRESB”) Green Star ranking, as well as our first 5-Star ranking. We achieved 2022 Green Lease Leaders Platinum recognition in the category’s inaugural year, recognizing our collaboration with tenants to equitably align financial and environmental benefits. We were also recognized for our commitment to the Philadelphia 2030 District initiative to achieve substantial reduction in energy use by the year 2030. We have further completed 13.5 million square feet of green building certifications, encompassing approximately 62% of our portfolio.
We remain committed to energy efficiency in our buildings. We’ve achieved one or more green building certifications across 62% of our portfolio and participate in the UL Verified Healthy Buildings Program. Over 700 energy, water, and waste efficiency projects were implemented in our portfolio, and we continue to generate and procure renewable energy for our properties.
Brandywine remains committed to supporting our employees and the communities we operate in. We promote diversity, equity, and inclusion through internal affinity teams, board diversity, and employee engagement. Employees are given access to mentorship and tuition reimbursement opportunities as well as numerous programs to promote health and wellness. Brandywine maintains and encourages the use of over 74 acres of public green space for community engagement. We continue to foster long-standing, ethical partnerships with local suppliers and drive economic resilience through the Schuylkill Yards projects and community totaling $16.4 million to date. We’ve spearheaded new, equitable transit-oriented development in Austin and Philadelphia and continue to assess what investments will impact our employees and communities the most.
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
•increased use restrictions by local zoning or planning authorities limiting our ability to develop and impacting the size of developments; and
•limited experience in developing or redeveloping properties in certain of our geographic markets may lead us to incorrectly project development costs and returns on our investments.
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
We operate, are currently developing, and may in the future develop, properties either alone or through real estate ventures that are known as “mixed-use” developments. In addition to the development of office space, mixed-use projects may also include space for life science/lab, residential, hotel or other commercial purposes. If a development project consists of a non-office or non-retail use, we may seek to develop that component ourselves, assign the rights to that component to a third-party developer with experience in that use, or we may seek to partner with such a developer. If we do not assign the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of properties for office and retail use generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we assign the rights to develop certain components or elect to participate in the development through a real estate venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations, necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks also include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. Because we have limited experience with residential properties, we expect to retain third parties to manage our residential properties. In the case of hotel properties, the risks also include increases in inflation and utilities that may not be offset by increases in room rates. We are also dependent on business and commercial travelers and tourism. If we decide not to sell or participate in a real estate venture and instead hire a third party manager, we would be dependent on their key personnel to provide services on our behalf and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
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
We develop, acquire, and contribute properties in unconsolidated real estate ventures with other persons or entities when we believe circumstances warrant the use of such structures. For information regarding our unconsolidated real estate ventures, see Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements. We could become engaged in a dispute with one or more of our venture partners that might affect our ability to operate a jointly-owned property. Moreover, our venture partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, our venture partners may have competing interests in our markets that could create conflicts of interest. If the objectives of our venture partners or the lenders to our unconsolidated real estate ventures are inconsistent with our own objectives, we may not be able to act exclusively in our interests and the value of our investment in the unconsolidated real estate ventures may be affected.
Preferred equity, mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures will expose us to greater risk of loss.
We have previously made equity investments and may in the future make or acquire additional preferred equity investments, mezzanine loans and other investments that are subordinated or otherwise junior in an entity's capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, or in preferred equity instruments, such investments and our remedies with respect thereto, including the ability to foreclose on collateral (if any) securing such investments, will be subject to the rights of holders of more senior tranches in the entity's capital structure and, to the extent applicable, contractual intercreditor, co-lender and/or participation agreement provisions. Significant losses related to such investments or loans could adversely affect our results of operations and financial condition.

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
If any subsidiary REIT failed to qualify as a REIT, we could be directly or indirectly subject to higher taxes and could fail to remain qualified as a REIT.

We directly or indirectly (through disregarded subsidiaries or pass-through entities) own shares of certain subsidiaries that have elected to be taxed as a REIT for U.S. federal income tax purposes. Any such subsidiary REIT is subject to the REIT qualification requirements and other limitations described herein that are applicable to us. If any such subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. In that case, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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
Partnership tax audit rules could have a material adverse effect on us.
Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that the Operating Partnership, and any other partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of a partnership, could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of these partnerships directly. There can be no assurance that these rules will not have a material adverse effect on us.
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
Pandemics, epidemics, and other public health crises, including the ongoing COVID-19 pandemic, have impacted, and could continue to impact many countries around the globe, including the U.S. The COVID-19 pandemic’s long-term impact on global economies, financial markets, and the job market remain uncertain and could result in prolonged economic downturns and recessions that adversely impact us and our tenants. The global impact of the outbreak has been rapidly evolving and there is significant uncertainty regarding its continued impact on the U.S. economy and consumer confidence. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, inflation, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The extent to which the COVID-19 pandemic continues to impact our results will depend on future developments, many of which are highly uncertain and cannot be predicted. The impact of the COVID-19 pandemic could negatively impact our business in a number of ways, including: (i) deterioration in the financial condition of our tenants and in their ability to pay rents; (ii) reduction in demand for space in our portfolio; (iii) costs associated with construction delays and cost overruns at our development and redevelopment projects; (iv) costs associated with higher inflation rates; (v) reduction in availability of, and increased costs of, capital; and (vi) failure of our contract counterparties, including partners in unconsolidated real estate ventures, to meet their obligations.

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
Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes on our income that we distribute currently to our shareholders, but are subject to certain state and local taxes. Certain entities through which we own real estate have undergone tax audits. There can be no assurance that future audits will not have a material adverse effect on our results of operations.
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
We have incurred, and may in the future incur, impairment charges.
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take additional impairment charges, our results of operations could be adversely impacted.
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
Certain of our mortgages include restrictive covenants and default provisions, which could limit our flexibility, limit our ability to sell the encumbered properties and require us to repay the indebtedness prior to its maturity.
Certain mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage or sell the encumbered property. The loan documents also contain customary financial, leasing and environmental covenants, cash management and reserve requirements, requirements regarding the management and maintenance of the encumbered properties and maintenance of insurance on the properties. The lenders under our mortgage loans may exercise certain rights under the loan documents, including the right to accelerate payment of the entire balance of the loans upon events of default.
A downgrading of our debt could subject us to higher borrowing costs.
In the event that our unsecured debt is downgraded by Moody’s Investor Services or Standard & Poor’s from the current ratings, we would likely incur higher borrowing costs and the market prices of our common shares and debt securities might decline.
Discontinuation of the London interbank offered rate and transition to an alternative benchmark could adversely affect our operating results
In March 2021, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after June 30, 2023. Due to the cessation of LIBOR, we have entered into financial transactions, including the 2022 Credit Agreement, that use the Secured Overnight Financing Rate (“SOFR”) as an interest rate benchmark. SOFT is calculated differently from LIBOR and has inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rate. The full effects of the transition to SOFR, or any other benchmark rate, remains uncertain. Any other unforeseen impacts of the discontinuation of LIBOR and subsequent transition to SOFR, or any other benchmark rate, could have a negative impact on our results of operations and our variable rate debt.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Overview
As of December 31, 2022, we owned 72 properties that contain an aggregate of approximately 12.8 million net rentable square feet and consist of 67 office properties and five mixed-use properties (collectively, the “Core Properties”), one development property and three redevelopment properties (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2022, the properties, excluding properties under development and redevelopment, were approximately 89.8% occupied. As of December 31, 2022, we also owned economic interests in twelve unconsolidated real estate ventures. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.

Property Statistics
The following table shows lease expirations for the Core Properties as of December 31, 2022, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2023	828	$29,572	6.0%
2024	980	39,451	8.0%
2025	1,238	51,369	10.5%
2026	807	32,019	6.5%
2027	1,542	63,091	12.8%
2028	907	35,937	7.3%
2029	1,358	62,482	12.7%
2030	821	39,383	8.0%
2031	482	23,299	4.8%
2032	464	23,726	4.8%
2033 and thereafter	2,065	91,243	18.6%
	11,492	$491,572	100%
(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

The following table shows the geographic locations for the Core Properties as of December 31, 2022. For more information about our geographic locations, see Note 19 “Segment Information” to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2022	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	4,726	97.2%	4,592	$142,389	41.5%
Pennsylvania Suburbs	33	3,949	93.4%	3,687	113,740	33.2%
Austin	20	2,768	84.3%	2,333	60,953	17.8%
Metropolitan Washington, D.C.	4	770	75.7%	583	16,932	4.9%
Other	4	578	73.7%	426	9,046	2.6%
	72	12,791	90.9%	11,621	$343,060	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.

The following table shows the major tenants of the Core Properties as of December 31, 2022 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$21,140	4.8%
Spark Therapeutics, Inc.	17,210	3.9%
Comcast Corporation	12,106	2.8%
FMC Corporation	11,711	2.7%
CSL Behring, LLC	10,966	2.5%
Troutman Pepper Hamilton Sanders LLP	9,912	2.3%
Lincoln National Management Corporation	9,861	2.3%
Independence Blue Cross, LLC	8,241	1.9%
The Trustees of the University of Pennsylvania	7,358	1.7%
SailPoint Technologies, Inc.	7,283	1.7%
Other	321,022	73.4%
	$436,810	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2022. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
Developments/Redevelopments
As of December 31, 2022, we were developing/redeveloping 0.6 million rentable square feet of office/life science properties and one parking facility and have recently completed but have yet to stabilize an office property comprising 0.2 million rentable square feet.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 14, 2023, there were 539 holders of record of our common shares and 20 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 14, 2023, the last reported sales price of the common shares on the NYSE was $6.63.
For each quarter in 2022 and 2021, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends. Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations (FFO). See Item 6., “Selected Financial Data – Liquidity,” and Note 9 “Debt Obligations,” to our Consolidated Financial Statements for further details.
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
See Note 15 “Share Based Compensation, 401(k) Plan and Deferred Compensation,” to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 13 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2022.
In 2021, we redeemed 157,651 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $2.3 million. During 2022, we redeemed 307,516 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $4.0 million.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the FTSE NAREIT All Equity REITs Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Office Index for the period beginning December 31, 2017 and ending December 31, 2022 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2017.

		Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
FTSE NAREIT All Equity REITs Index	100.00	95.96	123.46	117.14	165.51	124.22
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
FTSE NAREIT Equity Office Index	100.00	85.50	112.36	91.65	111.81	69.75
Brandywine Realty Trust	100.00	73.96	95.37	77.20	92.25	45.52
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities

Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2022, we owned and managed properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, (4) Metropolitan Washington, D.C., and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in Northern Virginia, Washington, D.C. and Southern Maryland. The Other segment includes properties in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Adverse changes in economic conditions, including the ongoing effects of the global COVID-19 pandemic, inflation, and rising interest rates, could result in a reduction of the availability of financing and higher borrowing costs. We continue to closely monitor the impact of the COVID-19 pandemic, inflation and rising interest rates on all aspects of our business, including the impact on our tenants, employees, and business partners. Vacancy rates may increase, and rental rates and rent collection rates may decline as the current economic climate may negatively impact tenants. The long-term impact of the ongoing COVID-19 pandemic on the global economy and our tenants and prospective tenants remains uncertain. In addition, the government responses to control the pandemic are creating disruption in the global economy and supply chains and have adversely impacted many industries, including owners and developers of office and mixed-use buildings.
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, inflation, rising interest rates and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2022 was 89.8% compared to 91.3% at December 31, 2021.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,791,041	13,039,634
Occupancy percentage (end of period)	89.8%	91.3%
Average occupancy percentage	89.8%	89.6%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	64.1%	52.8%
New leases and expansions commenced (square feet)	811,316	661,826
Leases renewed (square feet)	847,454	484,574
Net absorption (square feet)	(171,208)	(49,724)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	24.9%	23.1%
Renewal rental rates	15.5%	12.4%
Combined rental rates	18.7%	16.2%
Weighted average lease term for leases commenced (years)	6.8	7.0
Capital Costs Committed (5):
Leasing commissions (per square foot)	$9.69	$8.54
Tenant Improvements (per square foot)	$30.77	$18.38
Total capital per square foot per lease year	$4.26	$3.23
(1)Does not include properties under development, redevelopment, held for sale, or sold.
(2)Includes leasing related to completed developments and redevelopments, recently completed not yet stabilized, and sold properties.
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 6.0% of our aggregate final annualized base rents as of December 31, 2022 (representing approximately 7.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2023. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $3.9 million or 2.1% of our accrued rent receivable balance as of December 31, 2022 compared to $4.1 million or 2.4% of our accrued rent receivable balance as of December 31, 2021.
If economic conditions deteriorate, including as a result of the ongoing COVID-19 pandemic, inflation, and rising interest rates we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of December 31, 2022 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing		Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022	Redevelopment	168,294	$103,680	$—		$73,469
2340 Dulles Corner Boulevard (b)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$—		$72,978
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	$48,000	(c)	$16,308
(a)Total project costs include $20.6 million of existing property basis. Base building was completed in Q3 2022. The remaining amounts unfunded relate to tenant fit-out work to be completed.
(b)Total project costs include $58.0 million of existing property basis.
(c)Debt financing amount represents an estimate at 60% Loan-to-Value ratio.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.

As of December 31, 2022 the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (b)	Development	205,803	$122,000	$106,964
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

As of December 31, 2022 the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q3 2023	(a)	$287,272	$159,605	$186,727		$—	$—
3151 Market Street (55%)	Philadelphia, PA	Q2 2024	441,000	$307,586	$63,221	$184,552	(b)	$4,448	$55,365
One Uptown - Office (50%)	Austin, TX	Q3 2023	362,679	$191,616	$86,851	$121,650		$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$46,308	$85,000		$—	$12,721
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2022 and 2021. Refer to Item 7. “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the results of operations for the year ended December 31, 2020 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2021. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis, below is defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards, and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 19 “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairments, depreciation and amortization costs, capital expenditures, and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 19 “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The following comparison for the year ended December 31, 2022 to the year ended December 31, 2021, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 71 properties containing an aggregate of approximately 12.7 million net rentable square feet that we owned and consolidated for the twelve-month periods ended December 31, 2022 and 2021. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2021 and owned and consolidated through December 31, 2022, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during 2022 and 2021,
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to January 1, 2021,
(d)“Development/Redevelopment Properties,” which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“2021 and 2022 Dispositions,” which represents four properties disposed of during 2021 and 2022.

Comparison of Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	2022	2021	$ Change	% Change
Revenue:
Rents	$440.8	$432.1	$8.7	2.0%	$10.0	$2.2	$1.1	$0.4	$19.0	$16.8	$470.9	$451.5	$19.4	4.3%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	24.1	26.4	24.1	26.4	(2.3)	(8.7)%
Other	1.0	1.0	—	—%	0.1	—	—	—	10.0	7.9	11.1	8.9	2.2	24.7%
Total revenue	441.8	433.1	8.7	2.0%	10.1	2.2	1.1	0.4	53.1	51.1	506.1	486.8	19.3	4.0%
Property operating expenses	117.9	111.3	6.6	5.9%	2.2	0.5	—	0.4	10.1	9.7	130.2	121.9	8.3	6.8%
Real estate taxes	49.8	50.8	(1.0)	(2.0)%	2.0	0.1	0.4	0.4	1.4	2.3	53.6	53.6	—	—%
Third party management expenses	—	—	—	—%	—	—	—	—	10.5	12.8	10.5	12.8	(2.3)	(18.0)%
Net operating income	274.1	271.0	3.1	1.1%	5.9	1.6	0.7	(0.4)	31.1	26.3	311.8	298.5	13.3	4.5%
Depreciation and amortization	158.2	163.2	(5.0)	(3.1)%	4.7	1.2	0.7	0.4	14.4	13.3	178.0	178.1	(0.1)	(0.1)%
General & administrative expenses									35.0	30.2	35.0	30.2	4.8	15.9%
Provision for impairment									4.7	—	4.7	—	4.7	—%
Net gain on disposition of real estate											(17.7)	(0.1)	(17.6)	17,600.0%
Net gain on sale of undepreciated real estate											(8.0)	(2.9)	(5.1)	175.9%
Operating income (loss)	$115.9	$107.8	$8.1	7.5%	$1.2	$0.4	$—	$(0.8)	$(23.0)	$(17.2)	$119.8	$93.2	$26.6	28.5%
Number of properties	71	71			2		4				77
Square feet	12.7	12.7			0.3		0.6				13.9
Core Occupancy % (b)	89.8%	91.1%			100.0%
Other Income (Expense):
Interest and investment income											1.9	8.3	(6.4)	(77.1)%
Interest expense											(68.8)	(62.6)	(6.2)	9.9%
Interest expense — Deferred financing costs											(3.1)	(2.8)	(0.3)	10.7%
Equity in loss of unconsolidated real estate ventures											(22.0)	(26.7)	4.7	(17.6)%
Net gain on real estate venture transactions											26.7	3.0	23.7	790.0%
Loss on early extinguishment of debt											(0.4)	—	(0.4)	—%
Income tax provision											(0.1)	—	(0.1)	—%
Net income											$54.0	$12.4	$41.6	335.5%
Net income attributable to Common Shareholders of Brandywine Realty Trust											$0.31	$0.07	$0.24	342.9%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio increased $19.4 million primarily as a result of the following:
•$3.3 million increase related to our a redevelopment property in our Philadelphia CBD segment that was placed into service in the fourth quarter of 2022;
•$4.7 million increase at a property in our Metropolitan, Washington D.C. segment due to an increase in occupancy;
•$3.8 million increase related to a development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021
•$3.5 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022; and
•$2.6 million increase related to the restaurant, residential and hotel components at the FMC Tower in our Philadelphia CBD segment related to higher rental rates and higher occupancy partially due to the lifting of COVID-19 pandemic restrictions.

The remaining $1.5 million increase in Rents is primarily due to increased occupancy at certain properties across our Same Store Property Portfolio, as well as increased use of our properties as more tenants return to work related to the lifting of COVID-19 pandemic restrictions,resulting in higher tenant reimbursements.
Third party management fees, labor reimbursement, and leasing income decreased primarily due to $1.6 million decrease in fees and reimbursements associated with a third party management contract that was terminated during the Fourth quarter of 2021.
Other income at our Total Portfolio increased primarily as a result of a $2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment.
Property Operating Expenses
Property operating expenses increased $8.3 million primarily as a result of the following:
•$3.4 million increase related to higher energy rates in our Philadelphia CBD and Pennsylvania Suburbs segments as a result of the bankruptcy of our energy generation provider during 2022 resulting in higher rates;
•$1.5 million increase related to the commencement of operations of B.Labs, a life science incubator lab in our Philadelphia CBD segment, during the first quarter of 2022.
•$1.4 million increase related to a recently completed but not yet stabilized development property in our Austin, Texas segment that was partially placed into service during the third quarter of 2021 and entirely placed into service in third quarter 2022; and
•$1.2 million increase at the restaurant, residential and hotel components of FMC Tower primarily as a result of the lifting of COVID-19 pandemic restrictions;.
The remaining increase of $0.8 million is primarily related to miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased usage of our properties partially due to the lifting of COVID-19 pandemic restrictions and associated repairs and maintenance.

Third party management expenses
Third party management expenses decreased primarily due to the loss of a third party management contract in the fourth quarter of 2021 and the sale of the final property in the Brandywine - AI Venture in 2021, which resulted in $1.2 million and $0.8 million decreases, respectively.
General and Administrative
General and administrative expenses increased primarily as a result of a $2.4 million recovery of previously expensed legal fees incurred in pursuit of a settlement that was received in the first quarter of 2021. In addition, $2.4 million of the increase is related to increased non-cash compensation expense during the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2022.
Provision for impairment
During 2022, we recognized a provision for impairment of $ 4.7 million on an office property located in our Metropolitan Washington, D.C. segment that we expect to sell to a third party. See Note 3 “Real Estate Investments,” for further information.
Net Gain on Disposition of Real Estate
The $17.6 million gain on disposition of real estate for 2022 primarily resulted from the following sales transactions:
•$8.3 million gain due to the formation of the One Uptown Ventures, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value; and
•$8.7 million gain related to the sale of an office building located at 200 Barr Harbor Drive, West Conshohocken, Pennsylvania for a gross sales price of $30.5 million and net cash proceeds of $29.3 million.

Net Gain on Sale of Undepreciated Real Estate

The gain of $8 million recognized during 2022 is due to the following:
•$0.9 million related to the sale of two parcels of land in our Other Segment during the three months ended March 31, 2022;
•$4.1 million related to the sale of one parcel of land in our Metropolitan Washington, D.C. segment and the sale of a portfolio of four parcels of land and two office buildings in our Other segment during the three months ended June 30, 2022; and
•$2.6 million gain due to formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project.

The gain of $2.9 million recognized during 2021 primarily resulted from the formation of the 3025 JFK Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value and the sale of three parcels of land in our Other Segment.
Interest and Investment Income
Interest and investment income decreased by $6.4 million primarily as a result of a preferred equity investment we funded on December 31, 2020 and that was redeemed prior to maturity on September 3, 2021. Of the $6.4 million decrease, $2.8 million related to our receipt of an accelerated minimum return and exit fees paid in cash on the redemption date.
Interest Expense
Interest expense increased primarily due to a higher average balance outstanding on our line of credit throughout 2022 and a higher weighted average interest rate on our line of credit and other floating rate debt during the twelve months ended December 31, 2022 compared to the twelve months ended December 31, 2021.
Equity in Loss of unconsolidated real estate ventures
Equity in loss of unconsolidated real estate ventures decreased primarily due to:
•$3.4 million decrease associated with our Commerce Square Venture primarily due to a decrease in the amortization of in-place lease intangibles during the December 31, 2022 compared to the twelve months ended December 31, 2021;
•$1.0 million decrease associated with our 4040 Wilson Venture.
•$1.0 million decrease associated with our 1919 Market Venture due to the sale of our equity interest during the fourth quarter 2022;
•$0.7 million decrease associated with our Brandywine - AI Venture due to the sale of the remaining property in 2021; and
•$1.0 million decrease associated with our investment in Cira Square acquired in the first quarter of 2022.

Net Gain on Real Estate Venture Transactions
The $26.7 million net gain on real estate venture transactions is due to the sale of our 50% ownership interest in the 1919 Market Joint Venture for a gross sales price of $38.8 million. We received cash proceeds of $83.3 million, inclusive of proceeds from the repayment of the $44.3 million outstanding loan between Brandywine and the venture. See Note 4 “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.

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

As of December 31, 2022, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2023 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2022 we were in compliance with all of our debt covenants and requirement obligations.
On June 30, 2022, we executed the 2022 Credit Agreement, which, among other things, provides for the Revolving Credit Facility and Term Loan. As of December 31, 2022, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for revolving loans under the Revolving Credit Facility was 105.0 basis points (excluding the applicable facility fee of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily SOFR adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan had a fixed interest rate of 2.87% until October 8, 2022. See Note 9, “Debt Obligations,” for further information.

On December 13, 2022, the Company completed an underwriting offering of its $350.0 million 7.55% Guaranteed Notes due 2028 (the “2028 Notes”). The 2028 Notes were priced at 99.06% of their face amount and they have been reflected net of a discount of $3.3 million in the consolidated balance sheet as of December 31, 2022. The Company received approximately $344.6 million after deduction for underwriting discounts and offering expenses.
On December 20, 2022, the Company used a portion of the net proceeds from the offering of the 2028 Notes to repurchase $295.7 million aggregate principal amount of its outstanding 3.95% guaranteed notes due 2023 (the “2023 Notes”), through a tender offer, together with $4.1 million of accrued and unpaid interest thereon. The Company recognized a $0.4 million loss on early extinguishment of debt related to the total repurchase. On January 20, 2023, the Company completed the redemption of the remaining $54.3 million aggregate principal amount of the 2023 Notes. See Note 21, “Subsequent Events” for further information regarding the redemption.
On January 19, 2023, the Company closed on a term loan secured by seven operating properties with an aggregate principal amount of $245.0 million (the “Secured Facility”). The Company used the net proceeds of the loan for general corporate purposes, including to reduce outstanding borrowings under the Company’s unsecured revolving credit facility. See Note 21, “Subsequent Events” for further information regarding the Secured Facility.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of December 31, 2022, amounted to $1,971.4 million. We did not have any secured debt obligations as of December 31, 2022. See Note 21 “Subsequent Events,” for further information regarding the Secured Facility.
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
See Note 13 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.

Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During 2022, we closed on the sale of three parcels of land for net cash proceeds of $38.8 million as well as a portfolio of three office properties and five parcels of land in Gibbsboro, New Jersey for net cash proceeds of $4.0 million. We contributed our investment in a 99-year prepaid leasehold interest in a 0.8 acre land parcel held for development to the 3151 Market Street Venture and 4.7 acres of land held for development to the One Uptown Ventures. We completed the sale of an office building located at 200 Barr Harbor Drive, West Conshohocken, Pennsylvania for net cash proceeds of $29.3 million. Additionally, we completed the sale of our 50% ownership interest in the 1919 Market joint venture for a gross sales price of $83.2 million, a portion of which satisfied repayment of the $44.4 million outstanding loan between the Company and the venture.
As of December 31, 2022, we had $17.6 million of cash and cash equivalents and $505.2 million of available borrowings under our unsecured credit facility, net of $6.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2023 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.
As of December 31, 2022 and 2021, we maintained cash and cash equivalents and restricted cash of $18.4 million and $28.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
Activity	2022	2021	(Decrease) Increase
Operating	$209,307	$190,874	$18,433
Investing	(190,589)	(100,315)	(90,274)
Financing	(28,631)	(109,336)	80,705
Net cash flows	$(9,913)	$(18,777)	$8,864
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The increase in operating cash flows is primarily due to the gain on sales for the 2022 property dispositions.

Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2022, when compared to the year ended December 31, 2021, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(3,446)
Capital expenditures and capitalized interest	(127,893)
Capital improvements/acquisition deposits/leasing costs	(9,977)
Joint venture investments	(15,785)
Proceeds from the sale of properties	53,907
Proceeds from note receivable	(5,700)
Capital distributions from unconsolidated real estate ventures	19,870
Other investing activities	(1,250)
Increase in net cash used in investing activities	$(90,274)
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2022, when compared to the year ended December 31, 2021, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$674,000
Repayments of debt obligations	(577,634)
Redemption of limited partnership units	(1,672)
Debt financing costs paid	(9,875)
Dividends and distributions paid	(233)
Other financing activities	(3,881)
Decrease in net cash used in financing activities	$80,705

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,554,301	$1,750,000
Variable rate - unhedged (b)	417,110	101,610
Total	$1,971,411	$1,851,610
Percent of Total Debt:
Fixed rate	78.8%	94.5%
Variable rate - unhedged	21.2%	5.5%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	4.9%	3.8%
Variable rate - unhedged	5.6%	1.3%
Total	5.0%	3.7%
Weighted-average maturity in years:
Fixed rate	4.6	4.0
Variable rate - unhedged	5.9	10.6
Total	4.8	4.4
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, our unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap is January 31, 2023.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2022 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2023	$54,301	3.87%
2024	350,000	3.78%
2025	—	—%
2026	88,500	5.45%
2027	700,000	4.59%
2028	350,000	7.73%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
2032	—	—%
Thereafter	78,610	5.41%
Totals	$1,971,411	5.00%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2022.
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2022, the Parent Company paid dividends in excess of the 90% criterion. See Note 13 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter of 2022.
Inflation
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, approximately 96% of our leases (as a proportion of our wholly-owned portfolio square feet) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, a period of high inflation would cause an increase in the borrowing cost on our variable rate debt resulting in higher borrowing costs.
Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 20 “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2022, had $6.6 million of future contractual obligations. We are also committed to making additional contributions under the program. We estimate that, as of December 31, 2022, these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million. See Note 20 “Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
In connection with the formation of the Commerce Square Venture, we committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with our joint venture partner of which $7.2 million has been contributed by us as of December 31, 2022.
As part of our September 2004 acquisition of a portfolio of properties (which the we refer to as the (“TRC acquisition”), we acquired our interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a VIE and we, through our ownership of the second and third mortgages, are the primary beneficiary. On October 21, 2020, we also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, we have agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If we were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, we may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, we will be required to pay these certain former owners an amount estimated at approximately $0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within “Other liabilities” on the consolidated balance sheets.
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
In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun, and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. See Note 20 “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.

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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2022, our consolidated debt consisted of unsecured notes with an outstanding principal balance of $1,554.3 million, all of which are fixed rate borrowings. We also have variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, a $600.0 million Credit Facility with an outstanding balance of $88.5 million and an unsecured term loan with an outstanding principal balance of $250.0 million. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2022, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,411.4 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.1 million at December 31, 2022.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $417.1 million as of December 31, 2022. The total fair value of our variable rate debt was approximately $387.0 million at December 31, 2022. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $17.3 million at December 31, 2022. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $18.5 million at December 31, 2022.
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
The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(amounts in thousands, except share information)
Net income attributable to common unitholders	$53,538	$11,948
Add (deduct):
Amount allocated to unvested restricted unitholders	456	421
Net gain on real estate venture transactions	(26,718)	(2,973)
Net gain on disposition of real estate	(17,677)	(142)
Provision for impairment	4,663	—
Company's share of impairment of an unconsolidated real estate venture	—	696
Depreciation and amortization:
Real property	149,026	144,261
Leasing costs including acquired intangibles	25,989	31,698
Company’s share of unconsolidated real estate ventures	49,743	52,455
Partners’ share of consolidated real estate ventures	(18)	(20)
Funds from operations	$239,002	$238,344
Funds from operations allocable to unvested restricted shareholders	(770)	(705)
Funds from operations available to common share and unit holders (FFO)	$238,232	$237,639
Weighted-average shares/units outstanding — basic (a)	172,036,481	171,770,843
Weighted-average shares/units outstanding — fully diluted (a)	172,870,758	173,165,898
(a)Includes common shares and partnership units outstanding through the years ended December 31, 2022 and December 31, 2021, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
None
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2023 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2023 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2023 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2023 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2023 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust) (PCAOB ID No. 238)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.) (PCAOB ID No. 238)	F-4

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-7

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-8

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	F-9

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2022, 2021 and 2020	F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-9

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-11

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-12

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020	F-13

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2022, 2021 and 2020	F-14

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-15

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-17

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2022, 2021 and 2020	F-57

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2019 with reconciliations for the years ended December 31, 2022, 2021 and 2020
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

4.2	Form of 4.100% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).
4.3	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference).
4.4	Form of 4.10% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.5	Form of 4.55% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.6	Form of 3.95% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.7	Form of 7.550% Guaranteed Notes due 2028 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 13, 2022 and incorporated herein by reference)
4.8
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

10.3
Letter to RREEF America LLC relating to waiver of share ownership limit (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference)

10.4
Amended and Restated Employment Agreement dated as of February 9, 2007 of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated February 14, 2007 and incorporated herein by reference)

10.5
Letter Agreement dated March 1, 2012 modifying Amended and Restated Employment Agreement of Gerard H. Sweeney** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated March 7, 2012 and incorporated herein by reference)

10.6
Amended and Restated 1997 Long-Term Incentive Plan (as amended effective May 18, 2017)** (previously filed as Appendix A to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on April 4, 2017 and incorporated herein by reference)

10.7
Amendment No. 1 to Amended and Restated 1997 Long-Term Incentive Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference)

10.8
Brandywine Realty Trust Second Amended and Restated Executive Deferred Compensation Plan (as Amended and Restated, Effective January 1, 2021)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

10.9	2007 Non-Qualified Employee Share Purchase Plan** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)
10.10
Form of Change in Control Agreement with Executive Officers (Wirth and DeVuono)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 4, 2010 and incorporated herein by reference)

10.11
Forms of Incentive Share Option Agreement (March 2011) for Executive Officers** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 8, 2011 and incorporated herein by reference)

10.12
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

10.14	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)
10.15
Form of Restricted Common Share Rights Award. (without outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 6, 2018 and incorporated herein by reference)

10.16	Schedule of Non-Employee Trustee Compensation** (filed herewith)
10.17	Form of 2021-2023 Performance Share Unit Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).
10.18	2021-2023 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).
10.19
Form of 2021 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference).

10.20	Form of 2022-2024 Performance Share Unit Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)
10.21	2022-2024 Performance Share Unit Program ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)
10.22
Form of 2022 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

10.23	Form of 2023-2025 Performance Share Unit Award** (filed herewith)
10.24	2023-2025 Performance Share Unit Program** (filed herewith)
10.25	Form of 2023 Restricted Common Share Rights Award (with outperformance feature)** (filed herewith)
10.26
Form of Change in Control Agreement with Executive Officers (Johnstone, Neuman and Redd)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

14.1
Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

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
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Diggs	Chairman of the Board and Trustee	February 21, 2023
James C. Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 21, 2023
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 21, 2023
Reginald DesRoches

/s/ Joan Lau	Trustee	February 21, 2023
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 21, 2023
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 21, 2023
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 21, 2023
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
Date: February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Diggs	Chairman of the Board and Trustee	February 21, 2023
James Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 21, 2023
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2023
Thomas E. Wirth

/s/ Daniel Palazzo	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2023
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 21, 2023
Reginald DesRoches

/s/ Joan Lau	Trustee	February 21, 2023
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 21, 2023
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 21, 2023
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 21, 2023
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of beneficiaries’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures

As described in Notes 2, 3 and 4 to the consolidated financial statements, the Company’s gross carrying value of real estate investment operating properties was $3,617 million and its investment in unconsolidated real estate ventures was $568 million as of December 31, 2022. During 2022, the Company recorded an impairment loss of $4.7 million related to real estate investments. The Company did not recognize an other than temporary impairment related to investments in unconsolidated real estate ventures during 2022. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Management estimated the fair value of its impaired property and the related impairment loss based on a purchase and sale agreement. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures. If any indicators of impairment are present, management calculates the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are (i) the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating (a) management’s significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and (b) indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, (i) testing management’s process for developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and identifying indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired, (ii) evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows, (iii) evaluating the appropriateness of the method used in developing the estimated undiscounted future cash flows, (iv) testing the completeness and accuracy of data used in the developing the estimated undiscounted future cash flows, and (v) identifying indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indicators of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 21, 2023

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of partners’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures
As described in Notes 2, 3 and 4 to the consolidated financial statements, the Partnership’s gross carrying value of real estate investment operating properties was $3,617 million and its investment in unconsolidated real estate ventures was $568 million as of December 31, 2022. During 2022, the Partnership recorded an impairment loss of $4.7 million related to real estate investments. The Partnership did not recognize an other than temporary impairment related to investments in unconsolidated real estate ventures during 2022. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Management estimated the fair value of its impaired property and the related impairment loss based on a purchase and sale agreement. At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Partnership’s investments in unconsolidated real estate ventures. If any indicators of impairment are present, management calculates the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are (i) the significant judgment by management when evaluating the real estate investments and investments in unconsolidated real estate ventures for potential impairment, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating (a) management’s significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and (b) indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, (i) testing management’s process for developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and identifying indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired, (ii) evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows, (iii) evaluating the appropriateness of the method used in developing the estimated undiscounted future cash flows, (iv) testing the completeness and accuracy of data used in the developing the estimated undiscounted future cash flows, and (v) identifying indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. Evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit.

Evaluating management’s assessment of indicators of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 21, 2023

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,617,240	$3,472,602
Accumulated depreciation	(1,063,060)	(957,450)
Right of use asset - operating leases, net	19,664	20,313
Operating real estate investments, net	2,573,844	2,535,465
Construction-in-progress	218,869	277,237
Land held for development	76,499	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	2,904,788	2,955,068
Assets held for sale, net	—	562
Cash and cash equivalents	17,551	27,463
Accounts receivable	11,003	11,875
Accrued rent receivable, net of allowance of $3,947 and $4,133 as of December 31, 2022 and December 31, 2021, respectively	179,771	167,210
Investment in unconsolidated real estate ventures	567,635	435,506
Deferred costs, net	96,639	86,862
Intangible assets, net	18,451	28,556
Other assets	78,667	133,094
Total assets	$3,874,505	$3,846,196
LIABILITIES AND BENEFICIARIES' EQUITY
Unsecured credit facility	$88,500	$23,000
Unsecured term loan, net	248,168	249,608
Unsecured senior notes, net	1,628,370	1,580,978
Accounts payable and accrued expenses	132,440	150,151
Distributions payable	32,792	32,765
Deferred income, gains and rent	25,082	23,849
Intangible liabilities, net	10,322	12,981
Lease liability - operating leases	23,166	22,962
Other liabilities	52,331	48,683
Total liabilities	$2,241,171	$2,144,977
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,569,807 and 171,126,257 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,716	1,712
Additional paid-in-capital	3,153,229	3,146,786
Deferred compensation payable in common shares	19,601	18,491
Common shares in grantor trust, 1,179,643 and 1,169,703 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	(19,601)	(18,491)
Cumulative earnings	1,176,195	1,122,372
Accumulated other comprehensive income (loss)	3,897	(2,020)
Cumulative distributions	(2,709,405)	(2,578,583)
Total Brandywine Realty Trust's equity	1,625,632	1,690,267
Noncontrolling interests	7,702	10,952
Total beneficiaries' equity	$1,633,334	$1,701,219
Total liabilities and beneficiaries' equity	$3,874,505	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2022	2021	2020
Revenue
Rents	$470,851	$451,519	$513,504
Third party management fees, labor reimbursement and leasing	24,132	26,444	18,580
Other	11,117	8,856	2,768
Total revenue	506,100	486,819	534,852
Operating expenses
Property operating expenses	130,209	121,890	132,172
Real estate taxes	53,645	53,621	63,032
Third party management expenses	10,547	12,800	10,252
Depreciation and amortization	177,984	178,105	188,283
General and administrative expenses	35,006	30,153	30,288
Provision for impairment	4,663	—	—
Total operating expenses	412,054	396,569	424,027
Gain on sale of real estate
Net gain on disposition of real estate	17,677	142	289,461
Net gain on sale of undepreciated real estate	8,007	2,903	201
Total gain on sale of real estate	25,684	3,045	289,662
Operating income	119,730	93,295	400,487
Other income (expense):
Interest and investment income	1,905	8,295	1,939
Interest expense	(68,764)	(62,617)	(73,911)
Interest expense - amortization of deferred financing costs	(3,091)	(2,836)	(2,904)
Equity in loss of unconsolidated real estate ventures	(22,016)	(26,697)	(18,584)
Net gain on real estate venture transactions	26,718	2,973	75
Loss on early extinguishment of debt	(435)	—	—
Net income before income taxes	54,047	12,413	307,102
Income tax (provision) benefit	(55)	(47)	224
Net income	53,992	12,366	307,326
Net income attributable to noncontrolling interests	(168)	(77)	(1,799)
Net income attributable to Brandywine Realty Trust	53,824	12,289	305,527
Nonforfeitable dividends allocated to unvested restricted shareholders	(456)	(421)	(410)
Net income attributable to Common Shareholders of Brandywine Realty Trust	$53,368	$11,868	$305,117
Basic income per Common Share	$0.31	$0.07	$1.77
Diluted income per Common Share	$0.31	$0.07	$1.77
Basic weighted average shares outstanding	171,491,369	170,878,185	171,926,079
Diluted weighted average shares outstanding	172,325,646	172,273,240	172,317,076
The accompanying notes are an integral part of these consolidated financial statements.
F-8

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$53,992	$12,366	$307,326
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	5,371	4,817	(5,972)
Amortization of interest rate contracts (1)	564	752	752
Total comprehensive income (loss)	5,935	5,569	(5,220)
Comprehensive income	59,927	17,935	302,106
Comprehensive income attributable to noncontrolling interest	(186)	(105)	(1,770)
Comprehensive income attributable to Brandywine Realty Trust	$59,741	$17,830	$300,336
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

F-9

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2022, 2021 and 2020
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2019	176,480,095	1,105,542	$1,766	$3,192,158	$16,216	$(16,216)	$804,556	$(2,370)	$(2,318,233)	$10,426	$1,688,303
Net income							305,527			1,799	307,326
Other comprehensive loss								(5,191)		(29)	(5,220)
Repurchase and retirement of Common Shares of Beneficial Interest	(6,248,483)		(62)	(59,937)							(59,999)
Sale of partnership interest in consolidated real estate venture										(1,017)	(1,017)
Distributions from consolidated real estate ventures										(22)	(22)
Share-based compensation activity	309,096	50,967	3	6,233							6,236
Share Issuance from/(to) Deferred Compensation Plan	32,256	3,985		(206)	1,300	(1,300)					(206)
Reallocation of Noncontrolling interest				(96)						96	—
Distributions declared ($0.76 per share)									(130,005)	(748)	(130,753)
BALANCE, December 31, 2020	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
Net income							12,289			77	12,366
Other comprehensive income								5,541		28	5,569
Issuance of Common Shares of Beneficial Interest	226,695		3	3,049							3,052
Issuance of partnership interest in consolidated real estate ventures										2,765	2,765
Redemption of LP Units										(2,334)	(2,334)
Share-based compensation activity	344,656	70,645	2	6,352							6,354
Share Issuance from/(to) Deferred Compensation Plan	(18,058)	(61,436)		(198)	975	(975)					(198)
Reallocation of Noncontrolling interest				(569)						569	—
Distributions declared $0.76 per share)									(130,345)	(658)	(131,003)
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							53,824			168	53,992
Other comprehensive income								5,917		18	5,935
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	469,529	85,384	4	7,714							7,718
Share Issuance from/(to) Deferred Compensation Plan	(25,979)	(75,444)		(312)	1,110	(1,110)					(312)
Reallocation of Noncontrolling interest				(959)			(1)			959	(1)
Distributions declared ($0.76 per share)									(130,822)	(389)	(131,211)
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$53,992	$12,366	$307,326
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	177,984	178,105	188,283
Amortization of deferred financing costs	3,091	2,836	2,904
Amortization of debt discount/(premium), net	(5,254)	(1,951)	(568)
Amortization of stock compensation costs	8,939	7,130	6,627
Straight-line rent income	(13,631)	(13,485)	(14,743)
Amortization of acquired above (below) market leases, net	(2,581)	(5,377)	(4,867)
Straight-line ground rent expense	814	918	1,455
Provision for doubtful accounts	—	—	1,049
Net gain on real estate venture transactions	(26,718)	(2,973)	(75)
Total gain on sale of real estate	(25,684)	(3,045)	(289,662)
Loss on early extinguishment of debt	435	—	—
Provision for impairment	4,663	—	—
Loss from unconsolidated real estate ventures, including income distributions	23,522	26,697	18,584
Income tax provision (benefit)	55	47	(224)
Changes in assets and liabilities:
Accounts receivable	1,328	2,506	(2,031)
Other assets	(1,120)	(19,325)	(5,034)
Accounts payable and accrued expenses	5,405	2,974	14,374
Deferred income, gains and rent	1,567	2,986	(12,149)
Other liabilities	2,500	465	14,557
Net cash provided by operating activities	209,307	190,874	225,806
Cash flows from investing activities:
Acquisition of properties	(3,446)	—	(41,950)
Proceeds from the sale of properties	64,210	10,303	278,114
Proceeds from insurance	—	1,250	—
Proceeds from note receivable	44,300	50,000	—
Issuance of note receivable	—	—	(50,000)
Capital expenditures for tenant improvements	(86,774)	(56,830)	(73,166)
Capital expenditures for redevelopments	(87,223)	(48,022)	(21,664)
Capital expenditures for developments	(89,017)	(30,269)	(65,420)
Advances for the purchase of tenant assets, net of repayments	(447)	270	1,488
Investment in unconsolidated real estate ventures	(47,428)	(31,643)	(719)
Deposits for real estate	(4,900)	(2,550)	—
Capital distributions from unconsolidated real estate ventures	46,898	27,028	9,001
Leasing costs paid	(26,762)	(19,852)	(17,394)
Net cash provided by (used in) investing activities	(190,589)	(100,315)	18,290
Cash flows from financing activities:
Repayments of mortgage notes payable	—	—	(94,993)
Proceeds from credit facility borrowings	478,000	154,000	318,000
Repayments of credit facility borrowings	(412,500)	(131,000)	(318,000)
Proceeds from unsecured notes	350,000	—	—
Repayments of unsecured notes	(296,134)	—	—
Debt financing costs paid	(9,875)	—	—
Exercise of stock options, net	—	(63)	47
Shares used for employee taxes upon vesting of share awards	(2,941)	(1,762)	(1,346)
Partner contributions to consolidated real estate venture	—	2,765	—
Repurchase and retirement of common shares	—	—	(60,000)
Redemption of limited partnership units	(4,006)	(2,334)	—
Distributions paid to shareholders	(130,724)	(130,255)	(131,150)
Distributions to noncontrolling interest	(451)	(687)	(747)
Net cash used in financing activities	(28,631)	(109,336)	(288,189)
Decrease in cash and cash equivalents and restricted cash	(9,913)	(18,777)	(44,093)
Cash and cash equivalents and restricted cash at beginning of year	28,300	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$18,387	$28,300	$47,077

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344	$90,499
Restricted cash, beginning of period	837	733	671
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077	$91,170

Cash and cash equivalents, end of period	$17,551	$27,463	$46,344
Restricted cash, end of period	836	837	733
Cash and cash equivalents and restricted cash, end of period	$18,387	$28,300	$47,077

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2022, 2021 and 2020 of $10,517, $8,689 and $4,650 respectively	$85,761	$72,391	$79,498
Cash paid for income taxes	902	785	688
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,792	32,765	32,706
Extinguishment of debt costs accrued in financing activities	393	—	—
Change in investment in real estate ventures as a result of deconsolidation	107,057	32,761	—
Change in operating real estate from deconsolidation of operating properties	(92,009)	(30,073)	427,710
Change in investment in real estate ventures from deconsolidation of operating properties	—	—	(296,262)
Change in mortgage notes payable from deconsolidation of operating properties	—	—	(220,271)
Change in other assets as a result of deconsolidation of operating properties	(15,048)	(2,688)	1,471
Change in capital expenditures financed through accounts payable at period end	(6,135)	22,744	(9,949)
Change in capital expenditures financed through retention payable at period end	(7,165)	(613)	284
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2022	December 31, 2021
ASSETS
Real estate investments:
Operating properties	$3,617,240	$3,472,602
Accumulated depreciation	(1,063,060)	(957,450)
Right of use asset - operating leases, net	19,664	20,313
Operating real estate investments, net	2,573,844	2,535,465
Construction-in-progress	218,869	277,237
Land held for development	76,499	114,604
Prepaid leasehold interests in land held for development, net	35,576	27,762
Total real estate investments, net	2,904,788	2,955,068
Assets held for sale, net	—	562
Cash and cash equivalents	17,551	27,463
Accounts receivable	11,003	11,875
Accrued rent receivable, net of allowance of $3,947 and $4,133 as of December 31, 2022 and December 31, 2021, respectively	179,771	167,210
Investment in unconsolidated real estate ventures	567,635	435,506
Deferred costs, net	96,639	86,862
Intangible assets, net	18,451	28,556
Other assets	78,667	133,094
Total assets	$3,874,505	$3,846,196
LIABILITIES AND PARTNERS' EQUITY
Unsecured credit facility	$88,500	$23,000
Unsecured term loan, net	248,168	249,608
Unsecured senior notes, net	1,628,370	1,580,978
Accounts payable and accrued expenses	132,440	150,151
Distributions payable	32,792	32,765
Deferred income, gains and rent	25,082	23,849
Intangible liabilities, net	10,322	12,981
Lease liability - operating leases	23,166	22,962
Other liabilities	52,331	48,683
Total liabilities	$2,241,171	$2,144,977
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 516,467 and 823,983 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3,195	11,140
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,569,807 and 171,126,257 units issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,623,738	1,689,611
Accumulated other comprehensive income (loss)	3,569	(2,366)
Total Brandywine Operating Partnership, L.P.'s equity	1,627,307	1,687,245
Noncontrolling interest - consolidated real estate ventures	2,832	2,834
Total partners' equity	$1,630,139	$1,690,079
Total liabilities and partners' equity	$3,874,505	$3,846,196
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2022	2021	2020
Revenue
Rents	$470,851	$451,519	$513,504
Third party management fees, labor reimbursement and leasing	24,132	26,444	18,580
Other	11,117	8,856	2,768
Total revenue	506,100	486,819	534,852
Operating expenses
Property operating expenses	130,209	121,890	132,172
Real estate taxes	53,645	53,621	63,032
Third party management expenses	10,547	12,800	10,252
Depreciation and amortization	177,984	178,105	188,283
General and administrative expenses	35,006	30,153	30,288
Provision for impairment	4,663	—	—
Total operating expenses	412,054	396,569	424,027
Gain on sale of real estate
Net gain on disposition of real estate	17,677	142	289,461
Net gain on sale of undepreciated real estate	8,007	2,903	201
Total gain on sale of real estate	25,684	3,045	289,662
Operating income	119,730	93,295	400,487
Other income (expense):
Interest and investment income	1,905	8,295	1,939
Interest expense	(68,764)	(62,617)	(73,911)
Interest expense - amortization of deferred financing costs	(3,091)	(2,836)	(2,904)
Equity in loss of unconsolidated real estate ventures	(22,016)	(26,697)	(18,584)
Net gain on real estate venture transactions	26,718	2,973	75
Loss on early extinguishment of debt	(435)	—	—
Net income before income taxes	54,047	12,413	307,102
Income tax (provision) benefit	(55)	(47)	224
Net income	53,992	12,366	307,326
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	2	3	(20)
Net income attributable to Brandywine Operating Partnership	53,994	12,369	307,306
Nonforfeitable dividends allocated to unvested restricted unitholders	(456)	(421)	(410)
Net income attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$53,538	$11,948	$306,896
Basic income per Common Partnership Unit	$0.31	$0.07	$1.77
Diluted income per Common Partnership Unit	$0.31	$0.07	$1.77
Basic weighted average common partnership units outstanding	172,036,481	171,770,843	172,907,713
Diluted weighted average common partnership units outstanding	172,870,758	173,165,898	173,298,710
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$53,992	$12,366	$307,326
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	5,371	4,817	(5,972)
Amortization of interest rate contracts (1)	564	752	752
Total comprehensive income (loss)	5,935	5,569	(5,220)
Comprehensive income	59,927	17,935	302,106
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	2	3	(20)
Comprehensive income attributable to Brandywine Operating Partnership	$59,929	$17,938	$302,086
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2022, 2021 and 2020
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2019	176,480,095	$1,674,539	$(2,715)	$1,091	$1,672,915
Net income		307,306		20	307,326
Other comprehensive loss			(5,220)		(5,220)
Deferred compensation obligation	32,256	(206)			(206)
Repurchase and retirement of LP units	(6,248,483)	(59,999)			(59,999)
Distributions from consolidated real estate ventures				(22)	(22)
Share-based compensation activity	309,096	6,236			6,236
Sale of partnership interest to consolidated real estate venture				(1,017)	(1,017)
Adjustment of redeemable partnership units to liquidation value at period end		3,074			3,074
Distributions declared to general partnership unitholders $0.76 per unit)		(130,005)			(130,005)
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		12,369		(3)	12,366
Other comprehensive income			5,569		5,569
Deferred compensation obligation	(18,058)	(198)			(198)
Issuance of LP Units	226,695	3,052			3,052
Repurchase and retirement of LP units		(2,334)			(2,334)
Issuance of partnership interest in consolidated real estate ventures				2,765	2,765
Share-based compensation activity	344,656	6,354			6,354
Adjustment of redeemable partnership units to liquidation value at period end		(232)			(232)
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,345)			(130,345)
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income		53,994		(2)	53,992
Other comprehensive income			5,935		5,935
Deferred compensation obligation	(25,979)	(312)			(312)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	469,529	7,718			7,718
Adjustment of redeemable partnership units to liquidation value at period end		7,555			7,555
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,822)			(130,822)
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$53,992	$12,366	$307,326
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	177,984	178,105	188,283
Amortization of deferred financing costs	3,091	2,836	2,904
Amortization of debt discount/(premium), net	(5,254)	(1,951)	(568)
Amortization of stock compensation costs	8,939	7,130	6,627
Straight-line rent income	(13,631)	(13,485)	(14,743)
Amortization of acquired above (below) market leases, net	(2,581)	(5,377)	(4,867)
Straight-line ground rent expense	814	918	1,455
Provision for doubtful accounts	—	—	1,049
Net gain on real estate venture transactions	(26,718)	(2,973)	(75)
Loss on promoted interest in unconsolidated real estate venture	—	—	—
Total gain on sale of real estate	(25,684)	(3,045)	(289,662)
Loss on early extinguishment of debt	435	—	—
Provision for impairment	4,663	—	—
Loss from unconsolidated real estate ventures, including income distributions	23,522	26,697	18,584
Income tax provision (benefit)	55	47	(224)
Changes in assets and liabilities:
Accounts receivable	1,328	2,506	(2,031)
Other assets	(1,120)	(19,325)	(5,034)
Accounts payable and accrued expenses	5,405	2,974	14,374
Deferred income, gains and rent	1,567	2,986	(12,149)
Other liabilities	2,500	465	14,557
Net cash provided by operating activities	209,307	190,874	225,806
Cash flows from investing activities:
Acquisition of properties	(3,446)	—	(41,950)
Proceeds from the sale of properties	64,210	10,303	278,114
Proceeds from insurance	—	1,250	—
Proceeds from note receivable	44,300	50,000	—
Issuance of note receivable	—	—	(50,000)
Capital expenditures for tenant improvements	(86,774)	(56,830)	(73,166)
Capital expenditures for redevelopments	(87,223)	(48,022)	(21,664)
Capital expenditures for developments	(89,017)	(30,269)	(65,420)
Advances for the purchase of tenant assets, net of repayments	(447)	270	1,488
Investment in unconsolidated real estate ventures	(47,428)	(31,643)	(719)
Deposits for real estate	(4,900)	(2,550)	—
Capital distributions from unconsolidated real estate ventures	46,898	27,028	9,001
Leasing costs paid	(26,762)	(19,852)	(17,394)
Net cash provided by (used in) investing activities	(190,589)	(100,315)	18,290
Cash flows from financing activities:
Repayments of mortgage notes payable	—	—	(94,993)
Proceeds from credit facility borrowings	478,000	154,000	318,000
Repayments of credit facility borrowings	(412,500)	(131,000)	(318,000)
Proceeds from unsecured notes	350,000	—	—
Repayments of unsecured notes	(296,134)	—	—
Debt financing costs paid	(9,875)	—	—
Exercise of stock options, net	—	(63)	47
Shares used for employee taxes upon vesting of share awards	(2,941)	(1,762)	(1,346)
Partner contributions to consolidated real estate venture	—	2,765	—
Repurchase and retirement of common units	—	—	(60,000)
Redemption of limited partnership units	(4,006)	(2,334)	—
Distributions paid to preferred and common partnership units	(131,175)	(130,942)	(131,897)
Net cash used in financing activities	(28,631)	(109,336)	(288,189)
Decrease in cash and cash equivalents and restricted cash	(9,913)	(18,777)	(44,093)
Cash and cash equivalents and restricted cash at beginning of year	28,300	47,077	91,170
Cash and cash equivalents and restricted cash at end of period	$18,387	$28,300	$47,077

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$27,463	$46,344	$90,499
Restricted cash, beginning of period	837	733	671
Cash and cash equivalents and restricted cash, beginning of period	$28,300	$47,077	$91,170

Cash and cash equivalents, end of period	$17,551	$27,463	$46,344
Restricted cash, end of period	836	837	733
Cash and cash equivalents and restricted cash, end of period	$18,387	$28,300	$47,077

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2022, 2021 and 2020 of $10,517, $8,689 and $4,650 respectively	$85,761	$72,391	$79,498
Cash paid for income taxes	902	785	688
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,792	32,765	32,706
Extinguishment of debt costs accrued in financing activities	393	—	—
Change in investment in real estate ventures as a result of deconsolidation	107,057	32,761	—
Change in operating real estate from deconsolidation of operating properties	(92,009)	(30,073)	427,710
Change in investment in real estate ventures from deconsolidation of operating properties	—	—	(296,262)
Change in mortgage notes payable from deconsolidation of operating properties	—	—	(220,271)
Change in other assets as a result of deconsolidation of operating properties	(15,048)	(2,688)	1,471
Change in capital expenditures financed through accounts payable at period end	(6,135)	22,744	(9,949)
Change in capital expenditures financed through retention payable at period end	(7,165)	(613)	284
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the Parent “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2022, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of December 31, 2022, the Company owned 77 properties that contained an aggregate of approximately 13.6 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of December 31, 2022:

	Number of Properties	Rentable Square Feet
Office properties	67	11,848,707
Mixed-use properties	5	942,334
Core Properties	72	12,791,041
Development property	2	350,488
Redevelopment properties	3	436,659
The Properties	77	13,578,188
In addition to the Properties, as of December 31, 2022, the Company owned 159.9 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.1 additional acres of undeveloped land. As of December 31, 2022, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million square feet.
As of December 31, 2022, the Company also owned economic interests in twelve unconsolidated real estate ventures (see Note 4 “Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through seven management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), and BDN GC Services LLC (“BGCS”). Each of BRSCO, BMI and BPI is a taxable REIT subsidiary. BBS, BBL, BPM, and BGCS are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2022, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2022, the Management Company subsidiaries were managing properties containing an aggregate of approximately 23.0 million net rentable square feet, of which approximately 13.6 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Depreciable Lives of Real Estate Investments
In accordance with its policy, the Company reviews the estimated useful lives of its real estate investments on an ongoing basis. The estimated useful lives of seven operating properties in Austin, Texas were modified to reflect the estimated periods during which these assets will remain in service pursuant to the Company's Uptown ATX master development plans. The estimated useful lives of these properties were decreased from approximately 35 to approximately 12 coinciding with the remaining terms of in-place leases. The effect of this change in estimate was a $9.8 million and $14.6 million increase in depreciation expense during the years ended December 31, 2021 and 2022, respectively.
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
As of December 31, 2022 and 2021, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $47.3 million and $46.5 million, respectively, and total liabilities of $21.0 million, respectively.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Construction-in-Progress
Project costs directly associated with the development or redevelopment and construction of a real estate project are capitalized as construction-in-progress. Construction-in-progress also includes costs related to ongoing tenant improvement projects. In addition, interest, real estate taxes, and other expenses that are directly associated with the Company’s development or redevelopment activities are capitalized beginning when activities necessary to ready the asset for its intended use are in progress and capital expenditures have been made and ending when the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. See Note 3 “Real Estate Investments,” for more information related to the capitalization of project costs.

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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2022 and 2021, respectively. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

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

Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. As of December 31, 2022 and 2021, the Company did not have any leases classified as direct-financing or sales-type leases.
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

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. As the timing and pattern of revenue recognition is the same, rents and tenant reimbursements are treated as a combined lease component and included in the “Rents” caption within the Company's consolidated statements of operations.

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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2022 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Metropolitan Washington, D.C.	Other	Corporate (a)	Total
Fixed rent	$151,034	$116,926	$60,831	$16,686	$9,805	$(1,895)	$353,387
Variable rent	51,346	11,615	32,958	1,283	2,644	(35)	99,811
Total lease revenue	202,380	128,541	93,789	17,969	12,449	(1,930)	453,198
Amortization of deferred market rents	1,308	10	1,264	—	—	—	2,582
Daily parking & hotel flexible stay	14,390	—	361	84	236	—	15,071
Total rents	218,078	128,551	95,414	18,053	12,685	(1,930)	470,851
Third party management fees, labor reimbursement and leasing	287	35	486	3,723	1,988	17,613	24,132
Other income	2,510	354	429	123	38	7,663	11,117
Total revenue	$220,875	$128,940	$96,329	$21,899	$14,711	$23,346	$506,100

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2021 (in thousands):

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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2020 (in thousands):

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
The tax basis of the Parent Company’s assets was $3.2 billion and $3.1 billion for the years ended December 31, 2022 and December 31, 2021, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2022, 2021 or 2020.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2022 and December 31, 2021.

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
The tax basis of the Operating Partnership’s assets was $3.2 billion and $3.1 billion for the years ended December 31, 2022 and December 31, 2021, respectively.
The Operating Partnership may elect to treat a subsidiary as a REIT under Sections 856 through 860 of the Code, if applicable. Each subsidiary REIT would be required to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Code. If a subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT would be subject to certain local income taxes.
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
Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”). The 1997 Plan is administered by the Compensation Committee of the Parent Company’s Board of Trustees. Under the 1997 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted share rights and performance-based share units. The Company's share-based employee compensation plan is described more fully in Note 15 “Share Based Compensation, 401(k) Plan and Deferred Compensation.”
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
Risks and Uncertainties - COVID-19
The ongoing global COVID-19 pandemic, has slowed global economic activity and caused significant volatility in financial markets, causing many to fear a global recession. The responses of many countries, including the U.S., have disrupted the global economy and supply chains and adversely impacted many industries, including owners and developers of real estate. Moreover, there is significant uncertainty related to the COVID-19 pandemic's impact on the U.S. economy and consumer confidence. Demand for space at the Company's properties is dependent on a variety of macroeconomic factors, such as employment levels, interest rates, changes in stock market valuations, rent levels and availability of competing space. The extent to which the COVID-19 pandemic impacts the Company's results will depend on future developments, many of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has caused continued negative economic impacts, market volatility, and business disruption, which could negatively impact the Company's tenants’ ability to pay rent, the

Company's ability to lease vacant space, and the Company's ability to complete development and redevelopment projects. These consequences, in turn, could materially impact the Company's results of operations.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2024. The guidance may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur. During the second quarter of 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In addition, the Company elected to apply the hedge accounting expedients related to changes in critical terms of derivative or hedged transactions, and bilaterally negotiated contract changes for the refinance of the Company's term loan and associated interest rate swap. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur. See Note 9, “Debt Obligations” for further information regarding our remaining LIBOR-indexed obligations.

3. REAL ESTATE INVESTMENTS
As of December 31, 2022 and 2021, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2022	December 31, 2021
Land	$403,998	$410,144
Building and improvements	2,760,357	2,653,492
Tenant improvements	452,885	408,966
Total	$3,617,240	$3,472,602
Construction-in-Progress
Internal direct construction costs totaling $9.3 million in 2022, $7.9 million in 2021, and $8.4 million in 2020 and interest totaling $4.7 million in 2022, $7.0 million in 2021, and $4.6 million in 2020 were capitalized related to the development, redevelopment and construction of tenant improvements of certain properties and land holdings.
During the years ended December 31, 2022, 2021 and 2020, the Company’s internal direct construction costs are comprised of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2022	2021	2020
Development	$5,343	$4,815	$4,802
Redevelopment	1,484	1,170	543
Tenant Improvements	2,505	1,917	3,021
Total	$9,332	$7,902	$8,366

2022 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
3151 Market Street (a)	April 29, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$27,349
(a)On April 29, 2022, the Company acquired, through a 99-year ground lease, the leasehold interest in a 0.8-acre land parcel, located at 3151 Market Street, in Philadelphia, Pennsylvania. The Company prepaid $19.5 million of the ground lease, representing 500,000 square feet of buildable floor to area ratio (“FAR”) to be used for the development of 3151 Market Street, and paid $7.8 million for 200,000 square feet of FAR density usable pursuant to the Schuylkill Yards Project master development agreement. The additional density is included in prepaid leasehold interests in land held for development in the consolidated balance sheets. See below regarding disposition of 500,000 square feet of FAR.

2021 Acquisitions

During the year ended December 31, 2021, the Company did not acquire any properties from a third party.
2020 Acquisitions
The following table summarizes the property acquisitions during the year ended December 31, 2020 (dollars in thousands):

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price (a)
155 King of Prussia Road	February 27, 2020	Radnor, PA	Land	7.75 acres	$11,250
1505-11 Race Street	November 5, 2020	Philadelphia, PA	Office	119,763	$9,700
250 King of Prussia Road (b)	November 30, 2020	Radnor, PA	Office	169,843	$20,250
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

1505-11 Race Street
Building, land and improvements	$9,723
Intangible assets acquired	2,422
Below market lease liabilities assumed	(2,193)
Total unencumbered acquisition value	9,952
Amortization period of intangible assets	1.5 years
Amortization period of below market liabilities assumed	1.5 years

Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
200 Barr Harbor Drive	November 22, 2022	West Conshohocken, PA	Office	86,000	$30,500	$8,740
11501 Burnett Road (h)	July 29, 2022	Austin, TX	Land	4.7 acres	$32,513	$8,340
3151 Market Street (g)	July 14, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$30,394	$2,583
Gibbsboro Portfolio (f)	June 28, 2022	Gibbsboro, NJ	Office/Land	42,809/4.0 acres	$4,100	$831
25 M Street (e)	April 14, 2022	Washington, D.C.	Land	0.8 acres	$29,675	$3,836
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897
1100 Lenox Drive	September 8, 2021	Lawrenceville, NJ	Land	5.0 acres	$2,575	$68
2100-2200 Lenox Drive	July 6, 2021	Lawrenceville, NJ	Land	35.2 acres	$8,900	$842
3025 JFK Boulevard	February 2, 2021	Philadelphia, PA	Leasehold Interest	1.0 acre	$34,800	$2,000
Mid-Atlantic Office Portfolio (b) (d)	December 21, 2020	Various	Office	1,128,645	$192,943	$15,164
One and Two Commerce Square (c)	July 21, 2020	Philadelphia, PA	Office	1,896,142	$115,000	$271,905
Keith Valley	June 15, 2020	Horsham, PA	Land	14.0 Acres	$4,000	$201
52 East Swedesford Road	March 19, 2020	Malvern, PA	Office	131,077	$18,000	$2,336

(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)The Company sold a 60% equity interest in a portfolio of twelve suburban office properties containing an aggregate of 1.1 million square feet (“Mid-Atlantic Office Portfolio”), nine of which are located in the Pennsylvania suburbs and three of which are located in Maryland, to an unrelated third party for a gross sales price of $192.9 million. The transaction resulted in deconsolidation of the properties and formation of PA/MD NNN Office JV, LLC (“Mid-Atlantic Office JV”). The Company recorded its investment at fair value and recognized a gain of $15.2 million in “Net gain on disposition of real estate” on the consolidated statements of operations. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” for further information.
(c)The Company sold a 30% preferred equity interest in two office buildings located in Philadelphia, Pennsylvania, to an unrelated third party for $115.0 million (the “Commerce Square Venture Transaction”), which resulted in deconsolidation of the properties and formation of Brandywine Commerce I LP and Brandywine Commerce II LP (collectively, the “Commerce Square Venture”). The transaction valued the properties at $600.0 million. The Company recorded its investment at fair value and recognized a gain of $271.9 million in “Net gain on disposition of real estate” on the consolidated statements of operations. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” for further information.
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
(e)On September 30, 2022, the Company recognized $0.4 million of additional gain on disposition of real estate.
(f)Includes $0.7 million of gain on sale of undepreciated real estate and $0.1 million of gain on disposition of real estate included within the consolidated statements of operations for the twelve months ended December 31, 2022.
(g)On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP, (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3151 Market Street Venture”). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(h)On July 29, 2022, the Company contributed a 4.7 acre parcel of land held for development at 11501 Burnet Road in Austin, Texas to a newly formed joint venture with an unaffiliated third party. The project is part of the Uptown ATX master development. The Company's combined contributed initial land investment in the project was $32.5 million and the transaction resulted in the deconsolidation of the property and formation of Brandywine Uptown Office LLC and Brandywine One Uptown Multifamily LLC, (together, “One Uptown Ventures)”). The Company recorded its investment at fair value and recognized a gain of $8.3 million in “Net gain on disposition of real estate” on the consolidated statements of operations. Gain on sale of $8.3 million is calculated as the difference between the estimated relative sales value of the contributed land and the estimated total cost allocations per block. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

3025 JFK Venture
In addition, on February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to a newly formed joint venture with an unaffiliated third party. The project is part of the Schuylkill Yards master development. The Company's investment in the project was valued at $34.8 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine Opportunity Fund, L.P. (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3025 JFK Venture”). The Company recorded its investment at fair value and recognized a gain of $2.0 million in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
3151 Market Venture
On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP, (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3151 Market Street Venture”). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
Subsequent to December 31, 2022, the Company contributed an additional 200,000 square feet of FAR density, usable pursuant to the Schuylkill Yards Project master development agreement to the 3151 Market Street Venture pursuant to amendment to the partnership agreement. The Company deconsolidated the prepaid ground lease of $7.8M and recorded its investment in the 3151 Market Street Venture at fair value and recognized a gain, net of transaction costs, of $0.8 million.
Held for Use Impairment
During the year ended December 31, 2022, the Company recognized an impairment loss totaling approximately $4.7 million on a property located in the Metropolitan Washington, D.C. segment. The Company’s estimated fair value, is considered Level 3 in accordance with ASC 820, and was based on a pending offer form a third party to acquire the property and the subsequent execution of a purchase and sale agreement.
Held for Sale
As of December 31, 2022, the Company had no assets held for sale.
As of December 31, 2021, the Company determined that the sale of two adjacent parcels of land within the Other segment totaling 10.0 acres was probable and classified these properties as held for sale. As such, $0.6 million was classified as Assets held for sale, net” on the consolidated balance sheets. The Company closed on the sale of the two parcels of land on January 20, 2022 for an aggregate sales price of $1.6 million.
As of December 31, 2020, the Company determined that the sale of two parcels of land within the Other segment totaling 35.2 acres was probable and classified these properties as held for sale. As such, $7.3 million was classified as “Assets held for sale, net” on the consolidated balance sheets as of December 31, 2020.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2022, the Company held ownership interests in twelve unconsolidated real estate ventures for a net aggregate investment balance of $532.2 million, which includes a negative investment balance in one unconsolidated real estate venture of $35.4 million, reflected within “Other liabilities” on the consolidated balance sheets. As of December 31, 2022, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate venture owned 7.5 acres of land in active development; and one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.

The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $8.2 million, $8.1 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $2.5 million, $3.8 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.9 million and $2.5 million as of December 31, 2022 and 2021, respectively.
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
The Company’s investment in the unconsolidated real estate ventures as of December 31, 2022 and 2021, and the Company’s share of the unconsolidated real estate ventures’ income (loss) for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's Share of unconsolidated real estate venture Income (Loss)			Unconsolidated Real Estate Venture Debt at 100%, gross
		2022	2021	2022	2021	2020	2022	2021
Office Properties
Commerce Square Venture	70% (a)	$238,105	$247,798	$(12,128)	$(15,501)	$(9,150)	$206,737	$213,069
Mid-Atlantic Office Venture	40% (a)	31,005	31,680	412	932	96	128,904	123,015
Brandywine - AI Venture LLC	50%	—	—	—	(721)	185	—	—
Herndon Innovation Center Metro Portfolio Venture, LLC	15%	15,304	15,844	(536)	(174)	(358)	207,302	207,302
MAP Venture (b)	50%	(35,411)	(24,396)	(8,340)	(8,683)	(6,570)	182,053	184,263
Cira Square	20%	27,815	—	(985)	—	—	257,700	—
Other
4040 Wilson Venture (c)	50%	29,633	31,059	(1,211)	(2,258)	(2,162)	145,070	145,000
1919 Venture (d)	50%	—	13,791	1,392	427	59	—	88,860
Development Properties
3025 JFK Venture (c)	55%	57,630	56,370	(35)	(118)	—	60,118	—
JBG - 51 N Street (c)	70%	21,208	21,213	(382)	(402)	(457)	—	—
JBG - 1250 First Street Office (c)	70%	17,759	17,751	(195)	(199)	(227)	—	—
3151 Market Street Venture (c)	55%	63,751	—	(8)	—	—	—	—
One Uptown - Office (c)	50%	34,980	—	—	—	—	16,895	—
One Uptown - Multifamily (c)	50%	30,445	—	—	—	—	—	—
		$532,224	$411,110	$(22,016)	$(26,697)	$(18,584)	$1,204,779	$961,509

(a)Ownership percentage represents the Company’s combined interest including preferred and common equity holdings. See “Commerce Square Venture” and “Mid-Atlantic Office JV” sections below for more information.
(b)Included within “Other Liabilities” on the consolidated balance sheet.
(c)This entity is a VIE.
(d)On November 30, 2022, the Company sold its interest in 1919 Venture. See “1919 Venture” sections for more information on the disposal.

The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Net property	$2,117,226	$1,563,263
Other assets	506,213	434,687
Other liabilities	446,101	331,947
Debt, net	1,198,213	956,668
Equity (a)	979,125	709,335
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

The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the twelve-month periods ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$244,981	$214,792	$150,276
Operating expenses	(124,608)	(117,273)	(85,812)
Interest expense, net	(49,007)	(30,569)	(22,661)
Depreciation and amortization	(103,378)	(97,147)	(70,805)
Provision for impairment	—	(1,393)	—
Net loss	$(32,012)	$(31,590)	$(29,002)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(21,594)	$(25,972)	$(18,540)
Basis adjustments and other	(422)	(725)	(44)
Equity in loss of unconsolidated real estate ventures	$(22,016)	$(26,697)	$(18,584)
As of December 31, 2022, the aggregate principal payments of the unconsolidated real estate ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2023	$388,789
2024	593,907
2025	60,118
2026	161,965
2027	—
Thereafter	—
Total principal payments	1,204,779
Net deferred financing costs	(6,837)
Net original issue premium	271
Outstanding indebtedness	$1,198,213
One Uptown Ventures
On December 1, 2021, the Company established the One Uptown Ventures with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $335.6 million mixed-use project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the “office” joint venture) and 341 apartment residences and a public park (through the “multifamily” joint venture) and a six-

story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $64.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. Under the terms of each of the joint venture agreements, the joint venture partner had no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. The absence of this obligation prevented Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office joint venture closed on a $121.7 million construction loan which bears interest at Secured Overnight Offering Rate (“SOFR”) plus 3.00% and the multifamily joint venture closed on an $85.0 million construction loan which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans mature in July 2026. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balance of the $121.7 million and $85 million construction loan, respectively. The Company subsequently recognized the formation of the joint ventures and deconsolidated the projects upon the closing of the loans.
The Company has determined that the each of the One Uptown Ventures is a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the One Uptown Ventures. Based upon each member's shared power over the activities of the One Uptown Ventures under the operating and related agreements, and the Company's lack of control over the development and construction phases of the project, the One Uptown Ventures are accounted for under the equity method of accounting.
3151 Market Street Venture
On July 14, 2022, the Company formed a joint venture, with an unaffiliated third party, to develop a life science/office building containing approximately 417,000 rentable square feet under a long-term ground lease located at 3151 Market Street in Philadelphia, Pennsylvania. The estimated project cost is approximately $308 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $55 million of the project costs in exchange for a 45% preferred equity interest in the venture.
The Company has determined that the 3151 Market Street Venture is VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3151 Market Street Venture. Based upon each member's shared power over the activities of the 3151 Market Street Venture under the operating and related agreements, and the Company's lack of control over the development and construction phases of the project, 3151 Market Street Venture is accounted for under the equity method of accounting.
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
On the closing date, Cira Square Venture obtained $257.7 million of third-party debt financing secured by the property. The loan bears interest at 3.50% over one-month term SOFR per annum capped at at total maximum interest rate of 6.75% per annum, and matures in March 2024.
Based on the facts and circumstances at the formation of Cira Square Venture, the Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate Cira Square Venture. Based upon each member's substantive participating rights over the activities of Cira Square Venture under the operating and related agreements, it is not consolidated by the Company, and is accounted for under the equity method of accounting.
4040 Wilson Venture
The 4040 Wilson LLC Venture (“4040 Wilson”) consists of one property containing an aggregate of 225,000 square feet of office/retail and 250 apartment units, located in the Metropolitan Washington, D.C. segment. The Company and its partner each own a 50% interest in 4040 Wilson. The residential component and office/retail portion of 4040 Wilson were substantially complete and placed into service during the first quarter of 2020 and the first quarter of 2021, respectively. During the fourth quarter of 2021, 4040 Wilson refinanced the $150.0 million secured construction loan into a $155.0 million mortgage loan secured by the property. The interest rate on this loan is 1.8% over term SOFR and matures in December 2026. Effective January 3, 2023, this debt is swapped to a fixed rate of 5.70% through the maturity of the loan.
Brandywine - AI Venture
During the year ended December 31, 2021, Brandywine - AI Venture, recorded a $1.4 million held for sale impairment charge related to 3141 Fairview Park Drive. The Company’s share of the impairment charge was $0.7 million, which is reflected in “Equity in loss of Real Estate Ventures” in the consolidated statements of operations for the year ended December 31, 2021. The impairment was measured based on an executed sale agreement with a third-party. The Company determined that its investment in the real estate venture is not impaired as the Company's share of the distributable cash is in excess of the Company's basis in the real estate venture. On November 9, 2021, BDN AI Venture sold 3141 Fairview Park Drive, the last remaining office property, totaling 183,618 rentable square feet in Falls Church, Virginia, at an aggregate sales price of $27.6 million. The Company received cash proceeds of $12.6 million after closing costs. The Company recorded an $3.0 million gain within the caption “Net gain on real estate venture transactions” within its consolidated statements of operations for the year ended December 31, 2021 upon liquidation of the venture.
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
During 2019, BDN - AI Venture transferred an office building located in Falls Church, Virginia containing 180,659 rentable square feet to the mortgage lender in full satisfaction of the lender’s outstanding $26.0 million mortgage loan. The mortgage loan was nonrecourse to the Company. The Company recognized its $2.2 million share of the gain on debt forgiveness in “Net gain on real estate venture transactions” in the consolidated statements of operations for the year ended December 31, 2019.
3025 JFK Venture
On February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to the 3025 JFK Venture. The Company's initial investment in this real estate venture at February 2, 2021 was $34.8 million. The real estate venture was formed to develop a 570,000 square foot mixed-use building at property under the long-term ground lease. The estimated project cost is approximately $287.3 million, and the joint venture partner agreed, subject to customary funding conditions, to fund up to approximately $45.2 million of the project costs in exchange for a 45% preferred equity interest in the venture and the Company will retain a 55% preferred equity interest.
On July 23, 2021, the 3025 JFK Venture closed on a $186.7 million construction loan, which bears interest at 3.50% plus LIBOR (subject to a LIBOR floor of 0.25%) per annum and matures in July 2025. In addition to its $34.8 million credit for contribution of the leasehold interest at 3025 JFK Venture, the Company has funded $20.5 million of project costs as of December 31, 2022. The remaining project costs will be funded by the joint venture partner and the construction loan.
The Company has determined that the 3025 JFK Venture is a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3025 JFK Venture. Based upon each member’s shared power over the activities of 3025 JFK Venture under the operating and related agreements, and the Company’s lack of control over the development and construction phases of the project, 3025 JFK Venture is accounted for under the equity method of accounting.
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet, nine of which are located in the Pennsylvania suburbs segment and three located in the Metropolitan Washington, D.C segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owns approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. The remaining funds available under the loan are $18.5 million. The loan bears interest at LIBOR + 3.15% capped at a total maximum interest rate of 5.7% and matures on January 9, 2024.
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
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia (“MAP Venture”). The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115. Annual payments by the MAP Venture, as tenant under the ground lease, initially total $11.9 million and increase 2.5% annually through November 2025. Thereafter, annual rental payments increase by 2.5% or CPI at the discretion of the lessor.
1919 Venture
On November 30, 2022, the Company sold its 50% ownership interest in the 1919 Venture for a gross sales price of $83.2 million, a portion of which satisfied in full the $44.4 million outstanding loan between the Company and the venture. The Company recorded a gain on sale of $26.7 million with the caption “Net gain on real estate venture transactions” within its consolidated statement of operations for the year ended December 31, 2022.
JBG Ventures
JBG Ventures consists of 51 N 50 Patterson, Holdings, LLC Venture (“51 N Street”) and 1250 First Street Office, LLC Venture (“1250 First Street”), with the Company owning a 70.0% equity interest and JBG/DC Manager, LLC (“JBG”) owning a 30.0% equity interest in each of the two ventures. 51 N Street owns 0.9 acres of undeveloped land and 1250 First Street, owns 0.5 acres of undeveloped land.
5. DEBT AND PREFERRED EQUITY INVESTMENTS
Austin Preferred Equity Investment
On December 31, 2020, the Company invested $50.0 million in exchange for a preferred equity interest in a single-purpose entity that owned two stabilized office buildings located in Austin, Texas. The Company accounted for this mandatorily redeemable investment as a note receivable, which was included within “Other assets” on the consolidated balance sheets.The preferred equity interest accrued a 9.0% annual return, compounded and paid monthly. The investment was required to be redeemed no later than December 31, 2023 (subject to a one-year extension option). On September 3, 2021, the $50.0 million investment was redeemed prior to maturity. As a result, the Company recognized an incremental $2.8 million of income on early redemption related to its accelerated minimum return and exit fees paid in cash on the redemption date during the three months ended September 30, 2021, which is included in “Interest and investment income” on the consolidated statements of operations.

1919 Venture Note Receivable
During 2018, each of the Company and the other equity partner in 1919 Venture, then an unconsolidated real estate venture, provided a $44.4 million mortgage loan to 1919 Venture and, as a result, the Company recorded a $44.4 million related-party note receivable from 1919 Venture, which bore interest at a fixed 4.0% per annum interest rate with a scheduled maturity on June 25, 2023. The $44.4 million note was repaid in full upon the sale of the Company's 50% ownership interest in 1919 Venture on November 30, 2022. See Note 4 “Investment in Unconsolidated Real Estate Ventures” for further information regarding 1919 Venture.
6. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Future contractual lease payments under operating leases at December 31, 2022 are as follows (in thousands):

Year
2023	$347,142
2024	344,641
2025	325,166
2026	304,102
2027	263,532
Thereafter	1,041,686
Lessee Accounting
As of December 31, 2022, the Company is the lessee under six long-term ground leases classified as “operating leases” in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2022	2021
Fixed lease cost	$2,100	$2,100
Variable lease cost	67	43
Total	$2,167	$2,143

Weighted-average remaining lease term (years)	54.6	55.2
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 7 to 62 years. Lease payments on noncancellable leases at December 31, 2022 are as follows (in thousands):

Year	Minimum Rent
2023	$1,263
2024	1,305
2025	1,321
2026	1,338
2027	1,355
Thereafter	106,437
Total lease payments	$113,019
Less: Imputed interest	89,853
Present value of operating lease liabilities	$23,166

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
7. DEFERRED COSTS
As of December 31, 2022 and 2021, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2022
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$155,457	$(62,920)	$92,537
Financing costs - Unsecured Credit Facility	4,688	(586)	4,102
Total	$160,145	$(63,506)	$96,639

	December 31, 2021
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$143,895	$(57,445)	$86,450
Financing costs - Unsecured Credit Facility	6,299	(5,887)	412
Total	$150,194	$(63,332)	$86,862
During the years ended December 31, 2022, 2021 and 2020, the Company capitalized internal direct leasing costs of $3.0 million, $2.1 million, and $1.6 million, respectively.

8. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2022 and 2021, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$55,715	$(37,437)	$18,278
Tenant relationship value	167	(104)	63
Above market leases acquired	331	(221)	110
Total intangible assets, net	$56,213	$(37,762)	$18,451

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,985	$(10,663)	$10,322

	December 31, 2021
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$72,376	$(44,066)	$28,310
Tenant relationship value	167	(97)	70
Above market leases acquired	486	(310)	176
Total intangible assets, net	$73,029	$(44,473)	$28,556

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$27,025	$(14,044)	$12,981
For the years ended December 31, 2022, 2021, and 2020, the Company accelerated the amortization of intangible assets by approximately $0.4 million, $3.6 million, and $0.3 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2022, 2021, and 2020 the Company accelerated the amortization of approximately $0.1 million, $0.6 million, and $0.1 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2022, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2023	$6,573	$1,516
2024	4,332	1,305
2025	3,154	1,029
2026	1,094	739
2027	809	623
Thereafter	2,489	5,110
Total	$18,451	$10,322

9. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021	Effective Interest Rate	Maturity Date
UNSECURED DEBT
$600 million Unsecured Credit Facility	$88,500	$23,000	SOFR + 1.15%	June 2026
Unsecured Term Loan	250,000	250,000	SOFR + 1.30%	June 2027	(a)
$350.0M 3.95% Guaranteed Notes due 2023	54,301	350,000	3.87%	February 2023	(b)
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	—	7.73%	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,971,411	1,851,610
Plus: original issue premium (discount), net	2,934	8,187
Less: deferred financing costs	(9,307)	(6,211)
Total unsecured indebtedness	$1,965,038	$1,853,586
(a)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap is January 31, 2023.
(b)Remaining balance was redeemed on January 20, 2023.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
Unsecured Credit Facility and Unsecured Term Loan
On June 30, 2022, the Company entered into the Second Amended and Restated Credit Agreement (as amended and restated, the “2022 Credit Agreement”). The 2022 Credit Agreement among other things: (i) maintains the total commitment under the line credit of $600.0 million (the “Revolving Credit Facility”) and provides an unsecured term loan in the initial amount of $250.0 million (the “Term Loan”) with a scheduled maturity date of June 30, 2027; (ii) extended the maturity date of the Revolving Credit Facility from July 15, 2022 to June 30, 2026, with two six-month extensions at the Company’s election subject to specified conditions and subject to payment of an extension fee; (iii) reduced the interest rate margins applicable to SOFR revolving loans; and (iv) provides for an additional interest rate option based on a floating SOFR rate. In connection with the amendments, the Company capitalized $4.7 million and $2.0 million in financing costs, related to the Revolving Credit Facility and the Term Loan, respectively. The financing costs will be amortized through the maturity dates for each of the Revolving Credit Facility and the Term Loan. Upon closing of the 2022 Credit Agreement, the Term Loan was funded in full and the proceeds thereof, together with cash on hand, were used to prepay in full the Company’s unsecured term loan (“Term Loan C”) in the principal amount of $250.0 million, together with accrued and unpaid interest thereon. Term Loan C was scheduled to mature on October 8, 2022.
Under the 2022 Credit Agreement, the Company may, subject to specified terms and conditions (including receipt of commitments from one or more lenders, whether or not currently parties to the 2022 Credit Agreement), elect to increase the amount of the Revolving Credit Facility and/or Term Loan or request one or more new pari passu tranches of unsecured term loans (each, an “Incremental Facility”), provided that the aggregate amount of all such increases is limited to $500.0 million. Up to $50.0 million of borrowing availability under the 2022 Credit Agreement is available for the issuance of letter of credits.
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
The Company had $88.5 million of borrowings under the Revolving Credit Facility as of December 31, 2022. During the twelve months ended December 31, 2022, the weighted-average interest rate on Revolving Credit Facility borrowings was 3.04% resulting in $5.6 million of interest expense. During the twelve months ended December 31, 2021 weighted-average interest rate on Revolving Credit Facility borrowings was 1.21% resulting in $0.4 million of interest expense.
Guaranteed Notes due 2028
On December 13, 2022, the Company completed an underwritten offering of $350.0 million aggregate principal amount of its 7.55% Guaranteed Notes due 2028 (the “2028 Notes”). The 2028 Notes were priced at 99.06% of their face amount and have been reflected net of a discount of approximately $3.3 million in the consolidated balance sheet as of December 31, 2022. The Company received approximately $344.6 million of proceeds after the deduction for underwriting discounts and offering expenses.

Guaranteed Notes due 2023

On December 20, 2022, the Company used a portion of the net proceeds from the offering of the 2028 Notes to repurchase $295.7 million aggregate principal amount of its outstanding 3.95% guaranteed notes due 2023 (the “2023 Notes”), through a tender offer, together with $4.1 million of accrued and unpaid interest thereon. The Company recognized a $0.4 million loss on early extinguishment of debt related to the total repurchase. On January 20, 2023, the Company completed the redemption of the remaining $54.3 million aggregate principal amount of the 2023 Notes. See Note 21, “Subsequent Events” for further information regarding the redemption.

The Company was in compliance with all financial covenants as of December 31, 2022. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of December 31, 2022, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2023	$54,301
2024	350,000
2025	—
2026	88,500
2027	700,000
Thereafter	778,610
Total principal payments	1,971,411
Net unamortized premiums/(discounts)	2,934
Net deferred financing costs	(9,307)
Outstanding indebtedness	$1,965,038

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2022 and 2021, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2022 and 2021 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,549,760	$1,411,351	$1,502,368	$1,588,780
Variable rate debt	$415,278	$386,988	$351,218	$344,754
Notes receivable (b)	$—	$—	$44,430	$45,230
(a)Net of deferred financing costs of $7.5 million and $5.8 million for unsecured notes payable, $1.8 million and $0.4 million for variable rate debt as of December 31, 2022 and December 31, 2021, respectively.
(b)For further detail, refer to Note 5 “Debt and Preferred Equity Investments.”
The Company used quoted market prices as of December 31, 2022 and December 31, 2021 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2022 and December 31, 2021. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2022. Current estimates of fair value may differ from the amounts presented herein.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2022 and December 31, 2021. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2022	12/31/2021				12/31/2022	12/31/2021
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.729%	November 23, 2022	June 30, 2027	$255	$—
Liabilities
Swap	Interest Rate	Cash Flow	(b)	$—	$250,000	2.868%	October 8, 2015	October 8, 2022	$—	$(2,461)
				$250,000	$250,000
(a)Hedging unsecured variable rate debt.
(b)On October 8, 2022, the interest rate hedge contract for this swap expired.
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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2022, 2021 and 2020.

12. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $4.9 million and $8.2 million as of December 31, 2022 and December 31, 2021, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $3.2 million and $11.1 million as of December 31, 2022 and December 31, 2021, respectively.
13. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$53,992	$53,992	$12,366	$12,366	$307,326	$307,326
Net income attributable to noncontrolling interests	(168)	(168)	(77)	(77)	(1,799)	(1,799)
Nonforfeitable dividends allocated to unvested restricted shareholders	(456)	(456)	(421)	(421)	(410)	(410)
Net income attributable to common shareholders	$53,368	$53,368	$11,868	$11,868	$305,117	$305,117
Denominator
Weighted-average shares outstanding	171,491,369	171,491,369	170,878,185	170,878,185	171,926,079	171,926,079
Contingent securities/Share based compensation	—	834,277	—	1,395,055	—	390,997
Weighted-average shares outstanding	171,491,369	172,325,646	170,878,185	172,273,240	171,926,079	172,317,076
Earnings per Common Share:
Net income attributable to common shareholders	$0.31	$0.31	$0.07	$0.07	$1.77	$1.77
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
Redeemable common limited partnership units totaling 516,467 at December 31, 2022, 823,983 at December 31, 2021 and 981,634 at December 31, 2020, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2022, 2021 and 2020, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.

Common and Preferred Shares
On December 6, 2022, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on January 19, 2023 to shareholders of record as of January 5, 2023.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the years ended December 31, 2021 and 2022, no common shares were repurchased by the Company.
During the year ended December 31, 2021, the Company issued 226,695 common shares in a private placement to an unaffiliated third party in exchange for the third party's 1% residual ownership interest in One and Two Commerce Square, an unconsolidated joint venture.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2022 or December 31, 2021.
Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the year ended December 31, 2022 and 2021, the Company did not repurchase any common shares. During the year ended December 31, 2020, the Company repurchased and retired 6,248,483 common shares at an average price of $9.60 per share, totaling $60.0 million.
Former Continuous Offering Program
On January 10, 2017, the Parent Company entered into a continuous offering program (the “Offering Program”), that permitted the Parent Company to sell up to an aggregate of 16,000,000 common shares in at-the-market offerings.
There was no activity under the Offering Program during 2021 and 2020. At December 31, 2022, no common shares remained available for issuance under the Offering Program, which terminated on January 10, 2020.

14. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income	$53,992	$53,992	$12,366	$12,366	$307,326	$307,326
Net (income) loss attributable to noncontrolling interests	2	2	3	3	(20)	(20)
Nonforfeitable dividends allocated to unvested restricted unitholders	(456)	(456)	(421)	(421)	(410)	(410)
Net income attributable to common unitholders	$53,538	$53,538	$11,948	$11,948	$306,896	$306,896
Denominator
Weighted-average units outstanding	172,036,481	172,036,481	171,770,843	171,770,843	172,907,713	172,907,713
Contingent securities/Share based compensation	—	834,277	—	1,395,055	—	390,997
Total weighted-average units outstanding	172,036,481	172,870,758	171,770,843	173,165,898	172,907,713	173,298,710
Earnings per Common Partnership Unit:
Net income attributable to common unitholders	$0.31	$0.31	$0.07	$0.07	$1.77	$1.77
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2022, 2021 and 2020, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2022 or December 31, 2021.
Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2022: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2022, 2021 and 2020, which was $6.15, $13.42 and $11.91, respectively. Class A Units of 516,467 as of December 31, 2022, 823,983 as of December 31, 2021, and 981,634 as of December 31, 2020, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 6, 2022, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on January 19, 2023 to unitholders of record as of January 5, 2023.
During the year ended December 31, 2021, the Operating Partnership issued 226,695 common partnership units to the Parent Company in exchange for a 1% residual ownership interest in One and Two Commerce Square, an unconsolidated joint venture, which was acquired from an unaffiliated third party in exchange for an equal number of common shares of the Parent Company.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the years ended December 31, 2022 and December 31, 2021, the Company did not repurchase any units. During the year ended December 31, 2020 the Company repurchased and retired 6,248,483 common units at an average price of $9.60 per unit, totaling $60.0 million. During the year ended December 31, 2019, the Company Repurchased 1,337,169 common units at an average price of $12.92 per unit, totaling $17.3 million.
The common units repurchased were retired and, as a result, were accounted for in accordance with Maryland law, which does not contemplate treasury stock. The repurchases were recorded as a reduction of common units (at $0.01 par value per unit) and a decrease to General Partnership Capital.
15. SHARE BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.4 million, $0.4 million, and $0.5 million in 2022, 2021, and 2020, respectively.
Restricted Share Rights Awards
As of December 31, 2022, 553,894 restricted share rights (“Restricted Share Rights”) were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2022 was $1.9 million and is expected to be recognized over a weighted average remaining vesting period of 0.88. During the years ended December 31, 2022, 2021, and 2020, the amortization related to outstanding Restricted Share Rights was $4.5 million (of which $0.7 million was capitalized), $4.1 million (of which $0.5 million was capitalized), and $4.3 million (of which $0.4 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.

The following table summarizes the Company’s Restricted Share Rights activity during the year-ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	474,978	$13.51
Granted	306,555	$13.30
Vested	(219,765)	$13.94
Forfeited	(7,874)	$13.45
Non-vested at December 31, 2022	553,894	$13.22
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
The Restricted Share Rights granted in 2022, 2021, and 2020 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 200% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 406,179, 388,840, and 316,236 shares may be awarded under the outperformance feature for the 2022, 2021, and 2020 awards, respectively, to those senior officers whose Restricted Share Rights awards include the “outperformance feature.” As of December 31, 2022, the Company has not recognized any compensation expense related to the outperformance feature for the 2020-2021 awards and has recognized $0.1 million related to the outperformance feature for the 2022 award. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on March 3, 2022, the Compensation Committee awarded non-officer employees an aggregate of 48,128 Restricted Share Rights that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those grantees who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement.
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

	RPSU Grant Date
	3/5/2020	3/5/2021	3/3/2022	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2022	314,055	374,161	—	688,216
Granted	—	—	516,852	516,852
Units Cancelled	(2,076)	(2,922)	(3,814)	(8,812)
Non-vested at December 31, 2022	311,979	371,239	513,038	1,196,256
Measurement Period Commencement Date	1/1/2020	1/1/2021	1/1/2022
Measurement Period End Date	12/31/2022	12/31/2023	12/31/2024
Granted	319,600	380,957	516,852
Fair Value of Units on Grant Date (in thousands)	$5,389	$6,389	$6,872
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
For the year ended December 31, 2022, the Company recognized amortization of the 2022, 2021 and 2020 RPSU awards of $6.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2021, amortization for the 2021, 2020 and 2019 RPSU awards was $4.3 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2020, amortization for the 2020, 2019, and 2018 RPSU awards was $3.0 million, of which $0.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at December 31, 2022 was approximately $7.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.3 years.
The Company issued 277,061 common shares on February 1, 2022 in settlement of RPSUs that had been awarded on February 21, 2019 (with a three year measurement period ended December 31, 2021). Holders of these RPSUs also received a cash dividend equivalent payment of $0.19 per share for these common shares on January 19, 2022.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2022 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.6 million during the year ended December 31, 2022, $0.6 million during the year ended December 31, 2021 and $0.5 million during the year ended December 31, 2020. The Company recognized $0.02 million of compensation expense related to the ESPP during the year ended December 31, 2022 and $0.1 million each of the years ended December 31, 2021, and 2020. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At both December 31, 2022 and 2021, 1.2 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
16. DISTRIBUTIONS
The following table provides the tax characteristics of the 2022, 2021 and 2020 distributions paid:

	Years ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.47	$0.64	$0.41
Capital gain	0.29	0.01	0.35
Non-taxable distributions	—	0.11	—
Distributions per share	$0.76	$0.76	$0.76
Percentage classified as ordinary income	62.10%	83.90%	53.90%
Percentage classified as capital gain	37.90%	1.20%	46.10%
Percentage classified as non-taxable distribution	—%	14.90%	—%
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
As of December 31, 2022 and 2021 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets.
The Company had no accruals for tax uncertainties as of December 31, 2022 and December 31, 2021.
For the years ended December 31, 2022 and 2021, there was no deferred income tax expense and nominal current income tax expense. For the year ended December 31, 2020, there was no deferred income tax expense and $0.2 million of current income tax benefit. These amounts are included in “Income tax (provision) benefit” in the consolidated statements of operations.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2022 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2020	$(2,370)
Change in fair market value during year	(5,972)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	29
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,561)
Change in fair market value during year	4,817
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(28)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,020)
Change in fair market value during year	5,371
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(18)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,897

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2020	$(2,715)
Change in fair market value during year	(5,972)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2020	$(7,935)
Change in fair market value during year	4,817
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,366)
Change in fair market value during year	5,371
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,569
Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.
19. SEGMENT INFORMATION
As of December 31, 2022, the Company owns and manages properties within five segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas (4) Metropolitan Washington, D.C. and (5) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Metropolitan Washington, D.C. segment includes properties in the District of Columbia, Northern Virginia and Southern Maryland. The Other segment includes properties located in Camden County, New Jersey and New Castle County, Delaware. In addition to the five segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	December 31, 2022	December 31, 2021
Philadelphia CBD	$1,517,801	$1,460,510
Pennsylvania Suburbs	878,546	866,223
Austin, Texas	851,835	778,145
Metropolitan Washington, D.C.	282,458	280,921
Other	86,600	86,803
Operating Properties	$3,617,240	$3,472,602

Corporate
Right of use asset - operating leases, net	$19,664	$20,313
Construction-in-progress	$218,869	$277,237
Land held for development	$76,499	$114,604
Prepaid leasehold interests in land held for development, net	$35,576	$27,762
.
Net operating income:

	Year Ended December 31,
	2022			2021			2020
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income (loss)
Philadelphia CBD	$220,876	$(79,827)	$141,049	$207,858	$(73,695)	$134,163	$232,028	$(82,505)	$149,523
Pennsylvania Suburbs	128,940	(41,814)	87,126	124,566	(40,011)	84,555	141,613	(46,281)	95,332
Austin, Texas	96,328	(41,141)	55,187	101,680	(39,374)	62,306	102,982	(39,759)	63,223
Metropolitan Washington, D.C.	21,900	(12,539)	9,361	19,865	(15,386)	4,479	40,223	(20,791)	19,432
Other	14,710	(8,626)	6,084	14,015	(9,840)	4,175	13,469	(9,815)	3,654
Corporate	23,346	(10,454)	12,892	18,835	(10,005)	8,830	4,537	(6,305)	(1,768)
Operating properties	$506,100	$(194,401)	$311,699	$486,819	$(188,311)	$298,508	$534,852	$(205,456)	$329,396
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Year ended December 31,
	December 31, 2022	December 31, 2021	2022	2021	2020
Philadelphia CBD	$387,301	$317,959	$(11,764)	$(15,191)	$(9,090)
Metropolitan Washington, D.C.	83,903	85,867	(2,324)	(3,755)	(3,019)
Mid-Atlantic Office JV	31,005	31,680	412	932	96
MAP Venture	(35,411)	(24,396)	(8,340)	(8,683)	(6,571)
Austin, Texas	65,426	—	—	—	—
Total	$532,224	$411,110	$(22,016)	$(26,697)	$(18,584)

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

	Year Ended December 31,
	2022	2021	2020
Net income	$53,992	$12,366	$307,326
Plus:
Interest expense	68,764	62,617	73,911
Interest expense - amortization of deferred financing costs	3,091	2,836	2,904
Depreciation and amortization	177,984	178,105	188,283
General and administrative expenses	35,006	30,153	30,288
Equity in loss of unconsolidated real estate ventures	22,016	26,697	18,584
Provision for impairment	4,663	—	—
Loss on early extinguishment of debt	435	—	—
Less:
Interest and investment income	1,905	8,295	1,939
Income tax (provision) benefit	(55)	(47)	224
Net gain on disposition of real estate	17,677	142	289,461
Net gain on sale of undepreciated real estate	8,007	2,903	201
Net gain on real estate venture transactions	26,718	2,973	75
Consolidated net operating income	$311,699	$298,508	$329,396
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
Debt Guarantees
As of December 31, 2022, the Company's unconsolidated real estate ventures had aggregate indebtedness of $1,204.8 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. The Company has also provided cost overrun and completion guarantees, as well as customary environmental indemnities, in favor of the joint venture partners, for the One Uptown Ventures. See also Note 4, “Investment in Unconsolidated Real Estate Ventures,” for information on the guarantees in favor of the lenders on the construction loans for the One Uptown Ventures.
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
In February 2021, one of the Company's properties in Austin, Texas sustained damage from the winter storms and resulting power grid failures. As a result of the damage, during the year ended December 31, 2021, the Company recorded a fixed asset write-off totaling $1.2 million. During the year ended December 31, 2021, the Company has recorded an estimated $7.2 million of restoration costs, of which $1.9 million is included in Accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2021. The Company has also sustained business interruption loss of $3.9 million related to unpaid rent, which is also fully covered under the insurance policy. During the year ended December 31, 2021, the Company received $15.3 million of insurance proceeds, resulting in full recovery of the costs incurred to date. The $3.0 million of insurance proceeds received in excess of the fixed asset write-off, total business interruption, and total estimated restoration cost during the year ended December 31, 2021 is included in Other income on the consolidated statement of operations. During year ended December 31, 2022, the Company recognized a $0.8 million reduction of the previously estimated restoration costs and also received $2.8 million of additional insurance proceeds. The reduction of the restoration costs and additional insurance proceeds are included in other income on the consolidated statement of operations.

Other Commitments or Contingencies
Under the terms of each of the One Uptown joint venture agreements, the Company has provided cost overrun and completion guarantees, as well as customary environmental indemnities, in favor of the joint venture partner, for each of the One Uptown joint ventures. See Note 4, “Investment in Unconsolidated Real Estate Ventures” for further information.
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2022, had $6.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of December 31, 2022, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $7.2 million has been contributed by the Company as of December 31, 2022.
As part of the Company’s September 2004 acquisition of a portfolio of properties (which the Company refers to as the “TRC acquisition”), the Company acquired its interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through its ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a variable interest entity and the Company, through its ownership of the second and third mortgages, is the primary beneficiary. On October 21, 2020, the Company also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, the Company has agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If the Company were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, the Company may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, the Company will be required to pay these certain former owners an amount estimated at approximately $0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within “Other liabilities” on the consolidated balance sheets.
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
21. SUBSEQUENT EVENTS
On January 19, 2023, seven indirect wholly-owned subsidiaries of the Company entered into a term loan agreement secured by seven operating properties in the aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility has a scheduled maturity date of February 6, 2028 and may be prepaid in full on or after March 6, 2025, subject to a prepayment premium, and may be prepaid in full on or after August 6, 2027 without any prepayment premium. The Secured Facility bears interest at 5.875% per year through the maturity date and is interest-only (payable monthly) through the maturity date. The Company used the net proceeds from the term loan for general corporate purposes, including to reduce outstanding borrowings under the Company’s unsecured revolving credit facility.
On January 20, 2023, the Company redeemed in full its then outstanding 2023 Notes. The redemption price of the 2023 Notes was approximately $55.2 million (approximately $54.3 million in principal and approximately $0.92 million of accrued and unpaid interest). The aggregate redemption price of the 2023 Notes was paid by the Company from available cash balances.

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2022	$4,133	$—	$186	$3,947
December 31, 2021	$5,086	$—	$953	$4,133
December 31, 2020	$7,975	$—	$2,889	$5,086
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2022
(in thousands)

			Initial Cost			Gross Amount Which Carried December 31, 2022
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2022 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$6,927	$14,722	$1,176	$6,237	$16,588	$22,825	$4,604	1999	2013	(c)
426 West Lancaster Avenue	Devon	PA	1,689	6,756	9,405	1,686	16,164	17,850	2,727	1990	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	1,015	20,098	4,603	332	25,384	25,716	16,544	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	666	13,118	2,372	217	15,939	16,156	10,154	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	13,708	2,971	—	16,679	16,679	12,521	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	13,665	3,979	—	17,644	17,644	12,989	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	666	13,251	2,864	219	16,562	16,781	10,946	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	10,744	4,306	—	15,050	15,050	11,050	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	14,142	4,915	—	19,057	19,057	14,165	1985	1998	(c)
610 Freedom Business Center Drive (d)	King Of Prussia	PA	485	9,602	2,289	159	12,217	12,376	8,256	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	1,012	4,048	50	1,012	4,098	5,110	2,660	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	3,127	20,794	(1,125)	3,127	19,669	22,796	4,823	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	1,303	5,201	21,471	1,303	26,672	27,975	4,690	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	6,199	16,131	14,515	6,199	30,646	36,845	15,527	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	4,373	24,546	5,554	4,373	30,100	34,473	9,860	2007	2001	(c)
610 West Germantown Pike	Plymouth Meeting	PA	3,651	14,514	5,461	3,651	19,975	23,626	10,440	1987	2002	(c)
600 West Germantown Pike	Plymouth Meeting	PA	3,652	15,288	4,035	3,652	19,323	22,975	9,682	1986	2002	(c)
630 West Germantown Pike	Plymouth Meeting	PA	3,558	14,743	3,169	3,558	17,912	21,470	9,015	1988	2002	(c)
620 West Germantown Pike	Plymouth Meeting	PA	3,572	14,435	4,131	3,572	18,566	22,138	8,409	1990	2002	(c)
660 West Germantown Pike	Plymouth Meeting	PA	3,694	5,487	19,502	5,405	23,278	28,683	8,467	1987	2012	(c)
351 Plymouth Road	Plymouth Meeting	PA	1,043	555	—	1,043	555	1,598	246	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	11,925	36,986	21,691	11,897	58,705	70,602	26,556	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	7,323	28,613	14,397	7,323	43,010	50,333	27,920	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	8,956	29,811	4,196	8,949	34,014	42,963	22,515	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	8,014	16,508	10,772	8,609	26,685	35,294	9,722	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	5,406	21,390	10,499	5,705	31,590	37,295	18,534	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	6,506	25,525	9,755	6,578	35,208	41,786	16,306	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	4,773	17,961	1,788	4,791	19,731	24,522	11,768	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	3,937	15,484	2,552	3,942	18,031	21,973	11,383	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	2,573	8,338	(258)	2,567	8,086	10,653	4,099	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	2,514	8,147	2,008	2,509	10,160	12,669	5,366	1983	2004	(c)
200 Radnor Chester Road	Radnor	PA	3,366	—	3,740	3,366	3,740	7,106	1,137	2014	2005	(c)
101 West Elm Street	W. Conshohocken	PA	6,251	25,209	2,846	6,251	28,055	34,306	12,533	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	3,557	14,249	8,203	3,557	22,452	26,009	7,302	1999	2005	(c)
250 King of Prussia Road (e) (i)	Radnor	PA	—	20,566	12,733	976	32,323	33,299	626	N/A	2022	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2022
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2022 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	208,570	23,843	12,586	219,827	232,413	73,510	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	98,188	86,126	25,195	159,119	184,314	61,247	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	14,496	107,736	21,614	14,473	129,373	143,846	70,363	1998	2004	(c)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	16,066	100,255	34,198	16,066	134,453	150,519	61,597	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street) (d)	Philadelphia	PA	—	76,008	26,970	6,638	96,340	102,978	27,789	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	7,768	17,263	61,760	7,768	79,023	86,791	30,016	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	21,417	7,442	—	28,859	28,859	13,904	1959	2011	(c)
618-634 Market Street	Philadelphia	PA	13,365	5,791	5,180	13,365	10,971	24,336	7,222	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	400,294	10,689	—	410,983	410,983	85,826	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	18,827	—	6,292	18,854	6,265	25,119	2,280	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	3,662	6,061	8	3,670	6,061	9,731	328	1922	2020	(c)
3000 Market Street (f)	Philadelphia	PA	18,924	13,080	17,349	18,924	30,429	49,353	2,608	1937	2017	(c)
The Bulletin Building (3025 Market Street) (f)	Philadelphia	PA	—	24,377	44,081	—	68,458	68,458	11,490	1953	2017	(c)
3001-3003 JFK Boulevard (g)	Philadelphia	PA	—	—	111	—	111	111	32	N/A	2018	N/A
METROPOLITAN WASHINGTON, D.C.
6600 Rockledge Drive	Bethesda	MD	—	37,421	7,672	—	45,093	45,093	17,099	1981	2006	(c)
1676 International Drive	McLean	VA	18,437	97,538	37,113	18,785	134,303	153,088	35,718	1999	2006	(c)
8260 Greensboro Drive	McLean	VA	7,952	33,964	8,645	8,102	42,459	50,561	14,217	1980	2006	(c)
8521 Leesburg Pike	Vienna	VA	4,316	30,885	(1,511)	3,587	30,103	33,690	12,032	1984	2006	(c)
Dabney Westwood	Richmond	VA	1,732	—	3,690	819	4,603	5,422	185	NA	1998	(c)
AUSTIN, TX
401-405 Colorado Street (h) (i)	Austin	TX	—	100,448	564	—	101,012	101,012	2,728	2022	N/A	(c)
11501 Burnet Road - Building 1	Austin	TX	3,755	22,702	4	3,755	22,706	26,461	8,876	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	2,732	16,305	1,473	2,732	17,778	20,510	7,422	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	3,688	22,348	6,421	3,688	28,769	32,457	9,372	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	2,614	15,740	3	2,614	15,743	18,357	6,153	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	3,689	22,354	4	3,689	22,358	26,047	8,740	1991	2015	(c)
11501 Burnet Road - Building 6	Austin	TX	2,676	15,972	13,855	2,676	29,827	32,503	12,555	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	1,400	7,422	1,776	1,400	9,198	10,598	3,594	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	19,826	1,538	—	21,364	21,364	8,740	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	1,140	—	40,322	1,141	40,321	41,462	6,849	2019	2013	(c)
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	10,496	47,670	7,970	10,495	55,641	66,136	6,565	1999	2018	(c)
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	10,849	53,868	3,889	10,848	57,758	68,606	7,271	2000	2018	(c)
Three Barton Skyway (1221 South MoPac Expressway)	Austin	TX	10,374	47,624	1,027	10,373	48,652	59,025	5,158	2001	2018	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	13,301	57,041	7,611	13,300	64,653	77,953	7,096	2001	2018	(c)

			Initial Cost			Gross Amount Which Carried December 31, 2022
Property Name	City	State	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2022 (b)	Year of Construction	Year Acquired	Depreciable Life
Four Points Centre (11305 Four Points Drive)	Austin	TX	7,800	43,581	4,515	7,800	48,096	55,896	6,275	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	2,004	17,680	562	2,004	18,242	20,246	2,189	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	3,137	29,254	806	3,137	30,060	33,197	3,432	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	3,064	26,705	447	3,064	27,152	30,216	2,931	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	2,273	18,617	1,716	2,273	20,333	22,606	2,903	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	1,752	14,315	692	1,752	15,007	16,759	1,655	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	1,598	12,945	703	1,598	13,648	15,246	1,490	2001	2018	(c)
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	1,801	16,486	1,208	1,801	17,694	19,495	2,468	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	3,970	30,546	1,174	3,867	31,823	35,690	3,611	1998	2018	(c)
OTHER
Main Street - Plaza 1000	Voorhees	NJ	2,732	10,942	284	2,732	11,226	13,958	11,054	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	696	2,802	3,586	704	6,380	7,084	4,547	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	532	2,052	311	532	2,363	2,895	1,561	1988	1997	(c)
920 North King Street	Wilmington	DE	6,141	21,140	7,108	6,141	28,248	34,389	16,427	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	6,369	13,739	2,750	6,369	16,489	22,858	10,393	1989	2004	(c)
	Total:		$359,777	$2,527,685	$729,778	$403,998	$3,213,242	$3,617,240	$1,063,060

(a)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2020 to December 31, 2022 (in thousands):

	2022	2021	2020
Balance at beginning of year	$3,472,602	$3,474,109	$4,006,459
Additions:
Acquisitions	—	—	9,722
Capital expenditures and assets placed into service	212,874	134,931	113,221
Less:
Dispositions/impairments/placed into redevelopment	(32,951)	(82,247)	(619,086)
Retirements	(35,285)	(54,191)	(36,207)
Balance at end of year	$3,617,240	$3,472,602	$3,474,109
Per consolidated balance sheet	$3,617,240	$3,472,602	$3,474,109
The aggregate cost for federal income tax purposes is $3.2 billion as of December 31, 2022.
(b)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2020 to December 31, 2022 (in thousands):

	2022	2021	2020
Balance at beginning of year	$957,450	$896,561	$973,318
Additions:
Depreciation expense	147,735	136,171	138,822
Less:
Dispositions/impairments/placed into redevelopment	(7,341)	(24,440)	(182,526)
Retirements	(34,784)	(50,842)	(33,053)
Balance at end of year	$1,063,060	$957,450	$896,561
Per consolidated balance sheet	$1,063,060	$957,450	$896,561
(c)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(d)Land value represents unamortized prepaid ground lease.
(e)250 King of Prussia Road was partially placed into service in 2022.
(f)Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and to The Bulletin Building in 2012.
(g)Represent leasehold interests in land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.
(h)401-405 Colorado Street was partially placed into service in 2021.
(i)Initial cost for projects undergoing development or redevelopment is the cost at end of first complete calendar year subsequent to the property being first placed into service.