Form 10-Q
period 2023-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2023-05-01
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
A total of 171,914,939 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 28, 2023.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2023, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time (and contributing the net proceeds of such issuances to the Operating Partnership) and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company, including the Company’s ownership interests in the real estate ventures described below. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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
To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:

•Consolidated Financial Statements; and
•Notes to the Parent Company’s and Operating Partnership’s Equity.
This report also includes separate Item 4. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. § 1350.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,632,495	$3,617,240
Accumulated depreciation	(1,096,199)	(1,063,060)
Right of use asset - operating leases, net	19,505	19,664
Operating real estate investments, net	2,555,801	2,573,844
Construction-in-progress	236,040	218,869
Land held for development	67,923	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,887,526	2,904,788
Cash and cash equivalents	96,945	17,551
Restricted cash and escrows	16,126	—
Accounts receivable	13,446	11,003
Accrued rent receivable, net of allowance of $3,828 and $3,947 as of March 31, 2023 and December 31, 2022, respectively	182,523	179,771
Investment in unconsolidated real estate ventures	583,775	567,635
Deferred costs, net	95,037	96,639
Intangible assets, net	16,394	18,451
Other assets	95,339	78,667
Total assets	$3,987,111	$3,874,505
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loan, net	$241,231	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	317,848	248,168
Unsecured senior notes, net	1,574,221	1,628,370
Accounts payable and accrued expenses	114,370	132,440
Distributions payable	32,823	32,792
Deferred income, gains and rent	24,039	25,082
Intangible liabilities, net	9,921	10,322
Lease liability - operating leases	23,218	23,166
Other liabilities	56,222	52,331
Total liabilities	$2,393,893	$2,241,171
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 171,727,703 and 171,569,807 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,717	1,716
Additional paid-in-capital	3,156,507	3,153,229
Deferred compensation payable in common shares	19,746	19,601
Common shares in grantor trust, 1,153,359 and 1,179,643 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	(19,746)	(19,601)
Cumulative earnings	1,170,936	1,176,195
Accumulated other comprehensive income (loss)	(1,410)	3,897
Cumulative distributions	(2,742,139)	(2,709,405)
Total Brandywine Realty Trust's equity	1,585,611	1,625,632
Noncontrolling interests	7,607	7,702
Total beneficiaries' equity	$1,593,218	$1,633,334
Total liabilities and beneficiaries' equity	$3,987,111	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2023	2022
Revenue
Rents	$120,848	$115,901
Third party management fees, labor reimbursement and leasing	6,002	5,108
Other	2,377	6,496
Total revenue	129,227	127,505
Operating expenses
Property operating expenses	33,594	31,548
Real estate taxes	14,602	13,813
Third party management expenses	2,639	2,557
Depreciation and amortization	45,600	43,782
General and administrative expenses	9,482	10,000
Total operating expenses	105,917	101,700
Gain on sale of real estate
Net gain on sale of undepreciated real estate	781	897
Total gain on sale of real estate	781	897
Operating income	24,091	26,702
Other income (expense):
Interest and investment income	505	440
Interest expense	(22,653)	(15,742)
Interest expense - amortization of deferred financing costs	(1,027)	(709)
Equity in loss of unconsolidated real estate ventures	(6,167)	(4,563)
Net income (loss) before income taxes	(5,251)	6,128
Income tax provision	(25)	(27)
Net income (loss)	(5,276)	6,101
Net (income) loss attributable to noncontrolling interests	17	(8)
Net income (loss) attributable to Brandywine Realty Trust	(5,259)	6,093
Nonforfeitable dividends allocated to unvested restricted shareholders	(70)	(148)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(5,329)	$5,945

Basic income (loss) per Common Share	$(0.03)	$0.03

Diluted income (loss) per Common Share	$(0.03)	$0.03

Basic weighted average shares outstanding	171,673,167	171,294,949
Diluted weighted average shares outstanding	171,673,167	172,888,994

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,276)	$6,101
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(5,291)	3,764
Amortization of interest rate contracts (1)	—	188
Total comprehensive income (loss)	(5,291)	3,952
Comprehensive income (loss)	(10,567)	10,053
Comprehensive (income) loss attributable to noncontrolling interest	17	(20)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(10,550)	$10,033
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(5,259)			(17)	(5,276)
Other comprehensive income (loss)								(5,307)		16	(5,291)
Share-based compensation activity	171,318	22,449	1	3,370							3,371
Share Issuance from/(to) Deferred Compensation Plan	(13,422)	(48,733)		(88)	145	(145)					(88)
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared $0.19 per share)									(32,734)	(98)	(32,832)
BALANCE, March 31, 2023	171,727,703	1,153,359	$1,717	$3,156,507	$19,746	$(19,746)	$1,170,936	$(1,410)	$(2,742,139)	$7,607	$1,593,218
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared ($0.19 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,276)	$6,101
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,600	43,782
Amortization of deferred financing costs	1,027	709
Amortization of debt discount/(premium), net	(258)	(488)
Amortization of stock compensation costs	3,398	3,280
Straight-line rent income	(2,835)	(3,149)
Amortization of acquired above (below) market leases, net	(376)	(875)
Ground rent expense	201	205
Total gain on sale of real estate	(781)	(897)
Loss from unconsolidated real estate ventures, including income distributions	6,167	4,563
Income tax provision	25	27
Changes in assets and liabilities:
Accounts receivable	(2,416)	(2,609)
Other assets	(16,040)	(9,208)
Accounts payable and accrued expenses	(19,911)	(14,550)
Deferred income, gains and rent	(960)	992
Other liabilities	(2,190)	632
Net cash provided by operating activities	5,375	28,515
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	—	1,481
Capital expenditures for tenant improvements	(13,637)	(15,148)
Capital expenditures for redevelopments	(14,114)	(31,942)
Capital expenditures for developments	(4,588)	(30,455)
Advances for the purchase of tenant assets, net of repayments	(26)	270
Investment in unconsolidated real estate ventures	(10,627)	(26,762)
Deposits for real estate	—	(2,550)
Capital distributions from unconsolidated real estate ventures	300	3,010
Leasing costs paid	(2,331)	(5,245)
Net cash used in investing activities	(45,023)	(110,787)
Cash flows from financing activities:
Proceeds from credit facility borrowings	115,000	138,000
Repayments of credit facility borrowings	(203,500)	(5,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,414)	—
Shares used for employee taxes upon vesting of share awards	(652)	(2,103)
Redemption of limited partnership units	—	(4,006)
Distributions paid to shareholders	(32,703)	(32,604)
Distributions to noncontrolling interest	(98)	(157)
Net cash provided by financing activities	134,332	94,130
Increase in cash and cash equivalents and restricted cash	94,684	11,858
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$113,071	$40,158

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300
Cash and cash equivalents, end of period	$96,945	$39,306
Restricted cash, end of period	16,126	852
Cash and cash equivalents and restricted cash, end of period	$113,071	$40,158
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2023 and 2022 of $4,072 and $2,186, respectively	$17,007	$9,637
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,823	32,814
Change in investment in real estate ventures as a result of deconsolidation	8,595	—
Change in operating real estate from deconsolidation of operating properties	(7,814)	—
Change in capital expenditures financed through accounts payable at period end	451	(909)
Change in capital expenditures financed through retention payable at period end	255	(1,475)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,632,495	$3,617,240
Accumulated depreciation	(1,096,199)	(1,063,060)
Right of use asset - operating leases, net	19,505	19,664
Operating real estate investments, net	2,555,801	2,573,844
Construction-in-progress	236,040	218,869
Land held for development	67,923	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,887,526	2,904,788
Cash and cash equivalents	96,945	17,551
Restricted cash and escrows	16,126	—
Accounts receivable	13,446	11,003
Accrued rent receivable, net of allowance of $3,828 and $3,947 as of March 31, 2023 and December 31, 2022, respectively	182,523	179,771
Investment in unconsolidated real estate ventures	583,775	567,635
Deferred costs, net	95,037	96,639
Intangible assets, net	16,394	18,451
Other assets	95,339	78,667
Total assets	$3,987,111	$3,874,505
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$241,231	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	317,848	248,168
Unsecured senior notes, net	1,574,221	1,628,370
Accounts payable and accrued expenses	114,370	132,440
Distributions payable	32,823	32,792
Deferred income, gains and rent	24,039	25,082
Intangible liabilities, net	9,921	10,322
Lease liability - operating leases	23,218	23,166
Other liabilities	56,222	52,331
Total liabilities	$2,393,893	$2,241,171
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 516,467 and 516,467 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,318	3,195
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 171,727,703 and 171,569,807 units issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,589,791	1,623,738
Accumulated other comprehensive income (loss)	(1,722)	3,569
Total Brandywine Operating Partnership, L.P.'s equity	1,588,069	1,627,307
Noncontrolling interest - consolidated real estate ventures	2,831	2,832
Total partners' equity	$1,590,900	$1,630,139
Total liabilities and partners' equity	$3,987,111	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2023	2022
Revenue
Rents	$120,848	$115,901
Third party management fees, labor reimbursement and leasing	6,002	5,108
Other	2,377	6,496
Total revenue	129,227	127,505
Operating expenses
Property operating expenses	33,594	31,548
Real estate taxes	14,602	13,813
Third party management expenses	2,639	2,557
Depreciation and amortization	45,600	43,782
General and administrative expenses	9,482	10,000
Total operating expenses	105,917	101,700
Gain on sale of real estate
Net gain on sale of undepreciated real estate	781	897
Total gain on sale of real estate	781	897
Operating income	24,091	26,702
Other income (expense):
Interest and investment income	505	440
Interest expense	(22,653)	(15,742)
Interest expense - amortization of deferred financing costs	(1,027)	(709)
Equity in loss of unconsolidated real estate ventures	(6,167)	(4,563)
Net income (loss) before income taxes	(5,251)	6,128
Income tax provision	(25)	(27)
Net income (loss)	(5,276)	6,101
Net loss attributable to noncontrolling interests - consolidated real estate ventures	1	2
Net income (loss) attributable to Brandywine Operating Partnership	(5,275)	6,103
Nonforfeitable dividends allocated to unvested restricted unitholders	(70)	(148)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(5,345)	$5,955

Basic income (loss) per Common Partnership Unit	$(0.03)	$0.03

Diluted income (loss) per Common Partnership Unit	$(0.03)	$0.03

Basic weighted average common partnership units outstanding	172,189,634	171,927,588
Diluted weighted average common partnership units outstanding	172,189,634	173,521,633
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,276)	$6,101
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(5,291)	3,764
Amortization of interest rate contracts (1)	—	188
Total comprehensive income (loss)	(5,291)	3,952
Comprehensive income (loss)	(10,567)	10,053
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	1	2
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(10,566)	$10,055
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(5,275)		(1)	(5,276)
Other comprehensive loss			(5,291)		(5,291)
Deferred compensation obligation	(13,422)	(88)			(88)
Share-based compensation activity	171,318	3,371			3,371
Adjustment of redeemable partnership units to liquidation value at period end		779			779
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,734)			(32,734)
BALANCE, March 31, 2023	171,727,703	$1,589,791	$(1,722)	$2,831	$1,590,900
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(5,276)	$6,101
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,600	43,782
Amortization of deferred financing costs	1,027	709
Amortization of debt discount/(premium), net	(258)	(488)
Amortization of stock compensation costs	3,398	3,280
Straight-line rent income	(2,835)	(3,149)
Amortization of acquired above (below) market leases, net	(376)	(875)
Ground rent expense	201	205
Total gain on sale of real estate	(781)	(897)
Loss from unconsolidated real estate ventures, including income distributions	6,167	4,563
Income tax provision	25	27
Changes in assets and liabilities:
Accounts receivable	(2,416)	(2,609)
Other assets	(16,040)	(9,208)
Accounts payable and accrued expenses	(19,911)	(14,550)
Deferred income, gains and rent	(960)	992
Other liabilities	(2,190)	632
Net cash provided by operating activities	5,375	28,515
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	—	1,481
Capital expenditures for tenant improvements	(13,637)	(15,148)
Capital expenditures for redevelopments	(14,114)	(31,942)
Capital expenditures for developments	(4,588)	(30,455)
Advances for the purchase of tenant assets, net of repayments	(26)	270
Investment in unconsolidated real estate ventures	(10,627)	(26,762)
Deposits for real estate	—	(2,550)
Capital distributions from unconsolidated real estate ventures	300	3,010
Leasing costs paid	(2,331)	(5,245)
Net cash used in investing activities	(45,023)	(110,787)
Cash flows from financing activities:
Proceeds from credit facility borrowings	115,000	138,000
Repayments of credit facility borrowings	(203,500)	(5,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,414)	—
Shares used for employee taxes upon vesting of share awards	(652)	(2,103)
Redemption of limited partnership units	—	(4,006)
Distributions paid to preferred and common partnership units	(32,801)	(32,761)
Net cash provided by financing activities	134,332	94,130
Increase in cash and cash equivalents and restricted cash	94,684	11,858
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$113,071	$40,158

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300

Cash and cash equivalents, end of period	$96,945	$39,306
Restricted cash, end of period	16,126	852
Cash and cash equivalents and restricted cash, end of period	$113,071	$40,158
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2023 and 2022 of $4,072 and $2,186, respectively	$17,007	$9,637
Cash paid for income taxes	1	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,823	32,814
Change in investment in real estate ventures as a result of deconsolidation	8,595	—
Change in operating real estate from deconsolidation of operating properties	(7,814)	—
Change in capital expenditures financed through accounts payable at period end	451	(909)
Change in capital expenditures financed through retention payable at period end	255	(1,475)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2023, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of March 31, 2023, the Company owned 77 properties that contained an aggregate of approximately 13.6 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of March 31, 2023:

	Number of Properties	Rentable Square Feet
Office properties	67	11,848,707
Mixed-use properties	5	942,334
Core Properties	72	12,791,041
Development property	2	350,488
Redevelopment properties	3	436,659
The Properties	77	13,578,188
In addition to the Properties, as of March 31, 2023, the Company owned 159.9 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.1 additional acres of undeveloped land.  As of March 31, 2023, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million net rentable square feet.
As of March 31, 2023, the Company also owned economic interests in eleven unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2023, the management company subsidiaries were managing properties containing an aggregate of approximately 23.0 million net rentable square feet, of which approximately 13.6 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of the Company’s significant accounting policies under Note 2, “Summary of Significant Accounting Policies”. There have been no material changes in the Company’s significant accounting policies since December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and assumptions include, but are not limited to, common development cost estimates for the Company’s contributions to development joint ventures. The common development cost estimates for development joint venture contributions are highly judgmental, covering significant future time horizons and are sensitive to cost escalation, sales price escalation and absorption, which are affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.
3. REAL ESTATE INVESTMENTS
As of March 31, 2023 and December 31, 2022, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2023	December 31, 2022
Land	$407,336	$403,998
Building and improvements	2,765,681	2,760,357
Tenant improvements	459,478	452,885
Total	$3,632,495	$3,617,240
During the first quarter of 2023, the Company deconsolidated $7.8 million recorded in “Prepaid leasehold interests in land held for development, net” on the consolidated balance sheets. This deconsolidation reflects the Company’s contribution, in January 2023, of 200,000 square feet of buildable floor to area ratio (“FAR”) to the Company’s unconsolidated real estate venture, referred to in Note 4 below as the 3151 Market Street Venture, for use by this unconsolidated real estate venture in the development of 3151 Market Street. Upon contribution at fair market value, we recognized a gain, net of transaction costs, of $0.8 million in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2023, the Company held ownership interests in eleven unconsolidated real estate ventures, with a net aggregate investment balance of $545.5 million, which includes a negative investment balance in one unconsolidated real estate venture of $38.3 million, reflected within “Other liabilities” on the consolidated balance sheets. As of March 31, 2023, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate ventures owned 7.5 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 70%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.9 million for both March 31, 2023 and December 31, 2022, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Net property	$2,188,884	$2,117,226
Other assets	521,301	506,213
Other liabilities	448,507	446,101
Debt, net	1,236,629	1,198,213
Equity (a)	1,025,049	979,125
(a)This amount does not include the effect of the basis difference between the Company’s historical cost basis and the basis recorded at the real estate venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third-party interests in existing real estate ventures and upon the transfer of assets that were previously owned by the Company into a real estate venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the real estate venture level.
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$57,886	$53,216
Operating expenses	(28,851)	(28,592)
Interest expense, net	(15,891)	(7,469)
Depreciation and amortization	(24,174)	(21,283)
Net loss	$(11,030)	$(4,128)
Ownership interest %	Various	Various
Company's share of net loss	$(6,124)	$(4,617)
Basis adjustments and other	(43)	54
Equity in loss of unconsolidated real estate ventures	$(6,167)	$(4,563)
Commerce Square Venture
The properties held by the venture are encumbered by existing mortgages that were set to expire on April 5, 2023. The lender of the mortgages provided the venture with a two month extension until June 5, 2023. The venture is actively working to satisfy the mortgage debt prior to maturity but there can be no assurances the mortgage debt will be satisfied or additional extension options will be provided by the existing lender. The mortgage debt is non-recourse to Company.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2023	2022
Fixed contractual payments	$91,682	$88,763
Variable lease payments	26,515	24,331
Total	$118,197	$113,094

6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2023 and December 31, 2022, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$54,131	$(37,883)	$16,248
Tenant relationship value	167	(106)	61
Above market leases acquired	295	(210)	85
Total intangible assets, net	$54,593	$(38,199)	$16,394

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,957	$(11,036)	$9,921

	December 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$55,715	$(37,437)	$18,278
Tenant relationship value	167	(104)	63
Above market leases acquired	331	(221)	110
Total intangible assets, net	$56,213	$(37,762)	$18,451

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,985	$(10,663)	$10,322
As of March 31, 2023, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2023 (nine months remaining)	$4,863	$1,126
2024	4,138	1,299
2025	3,002	1,023
2026	1,094	739
2027	809	623
Thereafter	2,488	5,111
Total	$16,394	$9,921

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Effective Interest Rate	Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	—	5.88%	February 2028
Less: deferred financing costs	(3,769)	—
Total Secured indebtedness	$241,231	$—

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$88,500	SOFR + 1.15%	June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.30%	June 2027	(b)
$70.0 million Term Loan	70,000	—	SOFR + 1.85%	February 2024	(a)(c)
$350.0M 3.95% Guaranteed Notes due 2023	—	54,301	3.87%	February 2023	(d)
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%	October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%	November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	7.73%	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%	October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	July 2035
Principal balance outstanding	1,898,610	1,971,411
Plus: original issue premium (discount), net	2,676	2,934
Less: deferred financing costs	(9,217)	(9,307)
Total unsecured indebtedness	$1,892,069	$1,965,038
Total Debt Obligations	$2,133,300	$1,965,038
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)The maturity date of the Unsecured Term Loan is subject to a 12 month optional extension upon customary terms and conditions.
(d)On January 20, 2023, the Company redeemed in full its then outstanding 3.95% Guaranteed Notes due 2023 (the “2023 Notes”). The redemption price of the 2023 Notes was approximately $55.2 (approximately $54.3 million in principal and approximately $0.92 million of accrued and unpaid interest).
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.05% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2023, the weighted-average interest rate on Unsecured Credit Facility borrowings was 3.58% resulting in $0.3 million of interest expense.
Secured Facility due 2028
On January 19, 2023, seven indirect wholly-owned subsidiaries of the Company entered into a term loan agreement secured by seven operating properties in the aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility has a scheduled maturity date of February 6, 2028 and may be prepaid in full on or after March 6, 2025, subject to a prepayment premium, and may be prepaid in full on or after August 6, 2027 without any prepayment premium. The Secured Facility bears interest at 5.88% per year through the maturity date and is interest-only (payable monthly) through the maturity date.
2023 Unsecured Term Loan
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan has a scheduled maturity date of February 28, 2024 with an option to extend for an additional twelve months upon customary terms and conditions. The 2023 Term Loan bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment per year through the maturity date and is interest-only (payable monthly) through the maturity date.

The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2023. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2023, the aggregate scheduled principal payments on the Company’s consolidated debt obligations were as follows (in thousands):

2023 (nine months remaining)	$—
2024	420,000
2025	—
2026	—
2027	700,000
Thereafter	1,023,610
Total principal payments	2,143,610
Net unamortized premiums/(discounts)	2,676
Net deferred financing costs	(12,986)
Outstanding indebtedness	$2,133,300
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2023 and December 31, 2022, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2023 and December 31, 2022 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,495,611	$1,254,570	$1,549,760	$1,411,351
Variable rate debt	$396,458	$356,855	$415,278	$386,988
Secured fixed rate debt	$241,231	$227,226	$—	$—
(a)Net of deferred financing costs of $7.1 million and $7.5 million for unsecured notes payable, $2.2 million and $1.8 million for variable rate debt and $3.8 million and $0.0 million for secured fixed rate debt as of March 31, 2023 and December 31, 2022.
The Company used quoted market prices as of March 31, 2023 and December 31, 2022 to value the unsecured notes payable and, as such, categorized them as Level 2.

The inputs utilized to determine the fair value of the Company’s variable rate debt are categorized as Level 3. The fair value of the variable rate debt was determined using a discounted cash flow model that considered borrowing rates available to the Company for loans with similar terms and characteristics.
The inputs utilized to determine fair value of the Company’s notes receivable are unobservable and, as such, were categorized as Level 3. Fair value was determined using a discounted cash flow model that considered the contractual interest and principal payments discounted at a blended interest rate of the notes receivable.
For the Company’s Level 3 financial instruments for which fair value is disclosed, an increase in the discount rate used to determine fair value would result in a decrease to the fair value. Conversely, a decrease in the discount rate would result in an increase to the fair value.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2023. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2023	12/31/2022				3/31/2023	12/31/2022
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.729%	November 23, 2022	June 30, 2027	$(3,003)	$255
				$250,000	$250,000
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $4.8 million and $4.9 million as of March 31, 2023 and December 31, 2022, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended March 31, 2023) was approximately $2.3 million and $3.2 million as of March 31, 2023 and December 31, 2022, respectively.

11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(5,276)	$(5,276)	$6,101	$6,101
Net (income) loss attributable to noncontrolling interests	17	17	(8)	(8)
Nonforfeitable dividends allocated to unvested restricted shareholders	(70)	(70)	(148)	(148)
Net income (loss) attributable to common shareholders	$(5,329)	$(5,329)	$5,945	$5,945
Denominator
Weighted-average shares outstanding	171,673,167	171,673,167	171,294,949	171,294,949
Contingent securities/Share based compensation	—	—	—	1,594,045
Weighted-average shares outstanding	171,673,167	171,673,167	171,294,949	172,888,994
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.03)	$(0.03)	$0.03	$0.03
Redeemable common limited partnership units totaling 516,467 at March 31, 2023 and March 31, 2022, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2023 and 2022, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On February 16, 2023, the Parent Company declared a distribution of $0.19 per common share, totaling $32.8 million, which was paid on April 19, 2023 to shareholders of record as of April 5, 2023.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the three months ended March 31, 2023 and March 31, 2022, the Company did not repurchase any common shares.
12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(5,276)	$(5,276)	$6,101	$6,101
Net loss attributable to noncontrolling interests	1	1	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(70)	(70)	(148)	(148)
Net income (loss) attributable to common unitholders	$(5,345)	$(5,345)	$5,955	$5,955
Denominator
Weighted-average units outstanding	172,189,634	172,189,634	171,927,588	171,927,588
Contingent securities/Share based compensation	—	—	—	1,594,045
Total weighted-average units outstanding	172,189,634	172,189,634	171,927,588	173,521,633
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.03)	$(0.03)	$0.03	$0.03
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three months ended March 31, 2023 and 2022, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On February 16, 2023, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.8 million, which was paid on April 19, 2023 to unitholders of record as of April 5, 2023.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2023 and March 31, 2022, the Company did not repurchase any units.
13. SHARE BASED COMPENSATION
Restricted Share Rights Awards
As of March 31, 2023, 1,163,050 restricted share rights (“Restricted Share Rights”) were outstanding under the Company’s long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2023 was $3.3 million and is expected to be recognized over a weighted average remaining vesting period of 0.84 years. During the three months ended March 31, 2023 and 2022, the amortization related to outstanding Restricted Share Rights was $2.8 million (of which $0.4 million was capitalized) and $2.5 million (of which $0.3 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Rights activity during the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	553,893	$13.22
Granted	621,293	$6.74
Vested	(9,786)	$6.74
Forfeited	(2,350)	$12.78
Non-vested at March 31, 2023	1,163,050	$9.81
On February 16, 2023, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 528,590 Restricted Share Rights, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2023, 2022, and 2021 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 225% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 925,642, 406,179, and 388,840 shares may be awarded under the outperformance feature for the 2023, 2022, and 2021 awards, respectively, to those senior officers whose Restricted Share Rights awards include the “outperformance feature.” As of March 31, 2023, the Company has not recognized any compensation expense related to the outperformance feature for the 2021-2023 awards. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on February 16, 2023, the Compensation Committee awarded non-officer employees an aggregate of 92,703 Restricted Share Rights that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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

	RPSU Grant Date
	3/5/2021	3/3/2022	2/16/2023	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2023	371,239	513,038	—	884,277
Granted	—	—	1,057,173	1,057,173
Units Vested	—	—	—	—
Units Cancelled	—	—	—	—
Non-vested at March 31, 2023	371,239	513,038	1,057,173	1,941,450
Measurement Period Commencement Date	1/1/2021	1/1/2022	1/1/2023
Measurement Period End Date	12/31/2023	12/31/2024	12/31/2025
Granted	380,957	516,852	1,057,173
Fair Value of Units on Grant Date (in thousands)	$6,389	$6,872	$7,125
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three-year performance period. For the 2021 awards, dividend equivalents are credited as additional RPSUs during the performance period, subject to the same terms and conditions as the original RPSUs. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three-year performance period; provided that, in the case of qualifying retirement for the March 2023, 2022 and 2021 grants, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement.
For the three months ended March 31, 2023, the Company recognized amortization of the 2023, 2022 and 2021 RPSU awards of $1.4 million, of which $0.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2022, amortization for the 2022, 2021 and 2020 RPSU awards was $1.2 million, of which $0.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.

The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2023 was approximately $12.9 million and is expected to be recognized over a weighted average remaining vesting period of 2.2 years.
The Company issued 171,318 common shares on February 1, 2023 in settlement of RPSUs that had been awarded on March 5, 2020 (with a three-year measurement period ended December 31, 2022). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 19, 2023.
14. SEGMENT INFORMATION
As of March 31, 2023, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. Beginning on January 1, 2023, the properties that were historically part of the Metro Washington D.C. segment are reflected in the other reportable segment. The operations for the Metro Washington D.C. segment for the three months ended March 31, 2022 and real estate investments as of March 31, 2023 and December 31, 2022 as detailed below, have been included in the Other reportable segment. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2023	December 31, 2022
Philadelphia CBD	$1,519,693	$1,517,801
Pennsylvania Suburbs	886,165	878,546
Austin, Texas	853,677	851,835
Total Core Segments	3,259,535	3,248,182
Other	372,960	369,058
Operating Properties	$3,632,495	$3,617,240

Corporate
Right of use asset - operating leases, net	$19,505	$19,664
Construction-in-progress	$236,040	$218,869
Land held for development	$67,923	$76,499
Prepaid leasehold interests in land held for development, net	$27,762	$35,576
Net operating income:

	Three Months Ended March 31,
	2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,227	$(20,586)	$35,641	$53,471	$(19,743)	$33,728
Pennsylvania Suburbs	32,771	(9,779)	22,992	31,807	(10,158)	21,649
Austin, Texas	25,237	(11,294)	13,943	24,915	(10,293)	14,622
Other	9,389	(5,412)	3,977	8,799	(5,438)	3,361
Corporate	5,603	(3,764)	1,839	8,513	(2,286)	6,227
Operating properties	$129,227	$(50,835)	$78,392	$127,505	$(47,918)	$79,587
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022
Philadelphia CBD	$404,838	$387,301	$(3,259)	$(2,772)
Metropolitan Washington, D.C.	82,281	83,903	(1,176)	(186)
Mid-Atlantic Office JV	30,591	31,005	190	418
MAP Venture	(38,284)	(35,411)	(1,922)	(2,023)
Austin, Texas	66,065	65,426	—	—
Total	$545,491	$532,224	$(6,167)	$(4,563)
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the primary measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,276)	$6,101
Plus:
Interest expense	22,653	15,742
Interest expense - amortization of deferred financing costs	1,027	709
Depreciation and amortization	45,600	43,782
General and administrative expenses	9,482	10,000
Equity in loss of unconsolidated real estate ventures	6,167	4,563
Less:
Interest and investment income	505	440
Income tax provision	(25)	(27)
Net gain on sale of undepreciated real estate	781	897
Consolidated net operating income	$78,392	$79,587
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
Debt Guarantees and Equity Funding Commitments
As of March 31, 2023, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,234.9 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs.  In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture and the 3151 Market Street Venture, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guarantees for the project under development. Similarly, in the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. As of March 31, 2023, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity. The partner is responsible for up to $52.2 million of additional construction costs. Thereafter, if a construction loan has not been obtained, the Company would be responsible to fund the balance of the development costs. In addition, with respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. Furthermore, in addition to completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Ventures, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the principal balance of the $121.7 million and $85.0 million construction loans, respectively.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2023, had $6.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2023, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $9.5 million has been contributed by the Company as of March 31, 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2023, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2023 was 89.0% compared to 89.3% at March 31, 2022.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,791,041	13,039,634
Occupancy percentage (end of period)	89.0%	89.3%
Average occupancy percentage	88.9%	89.9%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	45.2%	55.9%
New leases and expansions commenced (square feet)	66,251	112,097
Leases renewed (square feet)	108,793	382,355
Net (negative) absorption (square feet)	(109,287)	(252,364)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	13.8%	7.3%
Renewal rental rates	15.2%	21.3%
Combined rental rates	14.9%	20.4%
Weighted average lease term for leases commenced (years)	7.4	8.5
Capital Costs Committed (5):
Leasing commissions (per square foot)	$11.36	$13.02
Tenant Improvements (per square foot)	$12.12	$33.12
Total capital per square foot per lease year	$2.92	$4.16
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 4.3% of our aggregate final annualized base rents as of March 31, 2023 (representing approximately 5.1% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2023. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $3.8 million or 2.1% of our accrued rent receivable balance as of March 31, 2023, compared to $3.9 million or 2.1% of our accrued rent receivable balance as of December 31, 2022.

If economic conditions deteriorate, including as a result of inflation, and rising interest rates we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of March 31, 2023 the following active development and redevelopment projects, within our consolidated portfolio, remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022	Redevelopment	168,294	$103,680	$—	$75,411
2340 Dulles Corner Boulevard (b)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$—	$85,334
155 King of Prussia Road	Radnor, PA	Q2 2024	Development	144,685	$80,000	(c)	$16,308
(a)Total project costs include $20.6 million of existing property basis. Base building was completed in the third quarter of 2022. The remaining amounts unfunded relate to tenant fit-out work to be completed.
(b)Total project costs include $58.0 million of existing property basis.
(c)The development budget contemplated receipt of a construction loan of approximately $48,000, reflecting a 60% loan to value ratio and, as of the date of this Form 10-Q, no construction loan has been obtained and there can be no assurance that a loan will be obtained. In the event that costs are incurred before a construction loan has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.
As of March 31, 2023, the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
405 Colorado Street (a)	Austin, TX	Q2 2021 (b)	Development	205,803	$122,000	$107,405
(a)Estimated costs include $2.1 million of existing property basis through a ground lease. The project includes 520 parking spaces. Recently completed but not yet stabilized properties are recorded on our consolidated balance sheet in land, buildings and tenant improvements and deferred leasing costs, not construction-in-progress. Stabilization is expected during the second quarter of 2023.
(b)The parking garage and occupied portions of the office building were placed into service during 2021.
As of March 31, 2023 the following active unconsolidated real estate venture development projects remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q3 2023	(a)	$287,272	$185,300	$186,727	$—	$—
3151 Market Street (55%)	Philadelphia, PA	Q2 2024	441,000	$316,909	$86,259	(b)	$—	$52,155
One Uptown - Office (50%)	Austin, TX	Q3 2023	362,679	$191,616	$99,716	$121,650	$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$62,194	$85,000	$—	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail.
(b)The development budget contemplated receipt of a construction loan of approximately $169,172, reflecting a 55% loan to value ratio and, as of the date of this Form 10-Q, no construction loan has been obtained and there can be no assurance that a loan will be obtained. In the event that costs are incurred before a construction loan has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.

As of the date of this Quarterly Report on Form 10-Q, the 3151 Market Street Venture has not secured a construction loan. Under the partnership agreement with our partner in this real estate venture, after our partner has funded the remaining balance of its capital commitment, as shown in the table above, then, until a construction loan has been obtained, we will be obligated to fund the balance of construction costs incurred in the project development.
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
Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2022.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2023 and 2022. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 14, “Segment Information,” to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 14, “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
The following comparison for the three months ended March 31, 2023 to the three months ended March 31, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 72 properties containing an aggregate of approximately 12.8 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended March 31, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2022 and owned and consolidated through March 31, 2023, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2023 and 2022,
(c)“Recently Completed/Acquired Property,” which represents one property placed into service or acquired on or subsequent to January 1, 2022,
(d)“Development/Redevelopment Properties,” which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“Q1 2022 through Q1 2023 Dispositions,” which represents five properties disposed of from January 1, 2022 through March 31, 2023.

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$113.7	$110.3	$3.4	3.1%	$2.7	$1.0	$0.9	$0.1	$3.5	$4.5	$120.8	$115.9	$4.9	4.2%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.0	5.1	6.0	5.1	0.9	17.6%
Other	0.3	0.3	—	—%	—	—	—	—	2.1	6.2	2.4	6.5	(4.1)	(63.1)%
Total revenue	114.0	110.6	3.4	3.1%	2.7	1.0	0.9	0.1	11.6	15.8	129.2	127.5	1.7	1.3%
Property operating expenses	30.6	28.5	2.1	7.4%	0.8	0.2	0.1	0.1	2.1	2.7	33.6	31.5	2.1	6.7%
Real estate taxes	13.4	13.1	0.3	2.3%	0.8	0.2	0.1	0.1	0.3	0.4	14.6	13.8	0.8	5.8%
Third party management expenses	—	—	—	—%	—	—	—	—	2.6	2.6	2.6	2.6	—	—%
Net operating income	70.0	69.0	1.0	1.4%	1.1	0.6	0.7	(0.1)	6.6	10.1	78.4	79.6	(1.2)	(1.5)%
Depreciation and amortization	40.7	39.9	0.8	2.0%	0.9	0.4	0.7	—	3.3	3.5	45.6	43.8	1.8	4.1%
General & administrative expenses	—	—	—	—%	—	—	—	—	9.5	10.0	9.5	10.0	(0.5)	(5.0)%
Net gain on sale of undepreciated real estate											(0.8)	(0.9)	0.1	(11.1)%
Operating income (loss)	$29.3	$29.1	$0.2	0.7%	$0.2	$0.2	$—	$(0.1)	$(6.2)	$(3.4)	$24.1	$26.7	$(2.6)	(9.7)%
Number of properties	72	72			1		4				77
Square feet	12.8	12.8			0.2		0.6				13.9
Core Occupancy % (b)	89.0%	89.3%			61.7%
Other Income (Expense):
Interest and investment income											0.5	0.4	0.1	25.0%
Interest expense											(22.7)	(15.7)	(7.0)	44.6%
Interest expense — Deferred financing costs											(1.0)	(0.7)	(0.3)	42.9%
Equity in loss of unconsolidated real estate ventures											(6.2)	(4.6)	(1.6)	34.8%
Net income (loss)											$(5.3)	$6.1	$(11.4)	(186.9)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.03)	$0.03	$(0.06)	(200.0)%
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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$2.4 million increase related to tenant reimbursements due to higher property operating and real estate tax expenses; and
•$1.7 million increase related to our Recently Completed/Acquired Property.

Other income from the Total Portfolio decreased primarily as a result of the following activity that occurred in first quarter of 2022 that did not recur in first quarter of 2023:
•$2.3 million in excess insurance proceeds recognized primarily related to a property in Austin, Texas; and
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in Austin, Texas.
Property Operating Expenses
Property operating expenses across our Total Portfolio increased primarily as a result of miscellaneous increases in property operating expenses across our Total Portfolio, primarily driven by increased usage of our properties, associated repairs and maintenance, higher energy rates across properties in Philadelphia CBD and Pennsylvania Suburbs, as well as increased property-related employee compensation expenses.
Depreciation and Amortization
Depreciation and amortization expense increased primarily due the placement into service of our recently completed/acquired property.

Interest Expense
Interest expense increased primarily due to a full quarter of our interest incurred on the $350.0 million of unsecured notes due 2028 that we issued on December 13, 2022 and that bear interest at 7.75% per annum compared to the unsecured notes due 2023 that we retired in part in December 2022 and in part in January 2023 that bore interest at 3.95% per annum. In addition, in March 2023, we closed on a $245M secured term loan, which bears interest at 5.88% per annum, and we used approximately $88.5 million of net proceeds from this to pay down then outstanding balances under our Unsecured Credit Facility. In March 2023, we also closed on our unsecured $70.0 million term loan due February 2024. These financings resulted in outstanding debt at higher interest rates.

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

As of March 31, 2023, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2023 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2023 we were in compliance with all of our debt covenants and requirement obligations.
On January 19, 2023, we closed on a term loan secured by seven operating properties with an aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility matures on February 6, 2028. We used the net proceeds from the Secured Facility for general corporate purposes, including to reduce outstanding borrowings under the Company’s Unsecured Credit Facility. On January 20, 2023, we completed the redemption of our then remaining $54.3 million aggregate principal amount of 2023 Notes. See Note 7, “Debt Obligations,” for further information.
On March 1, 2023, we closed on an unsecured term loan with a principal amount of $70.0 million (the “Unsecured Term Facility”). The loan has a scheduled maturity date of February 28, 2024 with an option to extend for twelve months and bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment. See Note 7, “Debt Obligations,” for further information.We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our Unsecured Credit Facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as for development and acquisition costs and other expenses. In light of the volatility in financial markets and economic uncertainties, it is possible that one or more lenders under our Unsecured Credit Facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds under our Unsecured Credit Facility when needed to fund distributions or pay expenses.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of March 31, 2023, amounted to $1,898.6 million. We did not have any secured debt obligations on our wholly-owned portfolio as of March 31, 2023.
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
See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the three months ended March 31, 2023, we contributed to the 3151 Market Street Venture 200,000 square feet of FAR, which represents buildable density, at the project site, and, upon contribution at fair market value, recognized a gain, net of transaction costs, of $0.8 million.
As of March 31, 2023, we had $96.9 million of cash and cash equivalents and $582.6 million of available borrowings under our unsecured credit facility, net of $17.4 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2023 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2023 and December 31, 2022, we maintained cash and cash equivalents and restricted cash of $113.1 million and $18.4 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2023	2022	(Decrease) Increase
Operating	$5,375	$28,515	$(23,140)
Investing	(45,023)	(110,787)	65,764
Financing	134,332	94,130	40,202
Net cash flows	$94,684	$11,858	$82,826

Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the timing of operating expenses.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$3,446
Capital expenditures and capitalized interest	45,206
Capital improvements/acquisition deposits/leasing costs	5,168
Joint venture investments	16,135
Proceeds from the sale of properties	(1,481)
Capital distributions from unconsolidated real estate ventures	(2,710)
Decrease in net cash used in investing activities	$65,764
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$292,000
Repayments of debt obligations	(252,801)
Redemption of limited partnership units	4,006
Dividends and distributions paid	(40)
Debt financing costs paid	(4,414)
Other financing activities	1,451
Increase in net cash provided by financing activities	$40,202

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,995,000	$1,554,301
Variable rate - unhedged (b)	148,610	417,110
Total	$2,143,610	$1,971,411
Percent of Total Debt:
Fixed rate	93.1%	78.8%
Variable rate - unhedged	6.9%	21.2%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	5.0%	4.9%
Variable rate - unhedged	6.2%	5.6%
Total	5.1%	5.0%
Weighted-average maturity in years:
Fixed rate	4.5	4.6
Variable rate - unhedged	7.4	5.9
Total	4.7	4.8
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, our unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2023 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2023 (nine months remaining)	$—	—%
2024	350,000	3.78%
2025	70,000	6.40%
2026	—	—%
2027	700,000	4.38%
2028	595,000	6.97%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
2032	—	—%
Thereafter	78,610	6.03%
Totals	$2,143,610	5.11%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2023.

The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the credit agreement for our Unsecured Credit Facility, the indenture for our unsecured notes and in our other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2023.
Inflation
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, March 31, 2023, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0% per lease year) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, recent inflation and higher interest rates has caused an increase in our borrowing costs, including on our variable rate debt.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 15 “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our contractual obligations.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(5,345)	$5,955
Add (deduct):
Amount allocated to unvested restricted unitholders	70	148
Depreciation and amortization:
Real property	38,630	36,162
Leasing costs including acquired intangibles	6,140	6,994
Company’s share of unconsolidated real estate ventures	11,564	11,295
Partners’ share of consolidated real estate ventures	(4)	(5)
Funds from operations	$51,055	$60,549
Funds from operations allocable to unvested restricted shareholders	(224)	(238)
Funds from operations available to common share and unit holders (FFO)	$50,831	$60,311
Weighted-average shares/units outstanding — basic (a)	172,189,634	171,927,588
Weighted-average shares/units outstanding — fully diluted (a)	172,823,496	173,521,633
(a)Includes common shares and partnership units outstanding through the three months ended March 31, 2023 and 2022, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2023, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with no outstanding balance, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $9.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $9.8 million.
As of March 31, 2023, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,254.6 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $12.5 million at March 31, 2023.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $398.6 million as of March 31, 2023. The total fair value of our variable rate debt was approximately $356.9 million at March 31, 2023. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $14.0 million at March 31, 2023. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $14.9 million at March 31, 2023.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2023, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended March 31, 2023. As of March 31, 2023, $82.9 million remained available for repurchases under our share repurchase program.
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	May 1, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	May 1, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)